Form 10-Q
period 1994-04-02
HON INDUSTRIES INC
filed 1994-05-13
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q


(MARK ONE)

  (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 2, 1994

                                    OR

  ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-2648

                            HON INDUSTRIES Inc.

An Iowa Corporation                             IRS Employer No. 42-0617510

                           414 East Third Street
                               P.O. Box 1109
                        Muscatine, Iowa  52761-7109
                              (319) 264-7400


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $1 Par Value -- 31,433,806 shares as of April 2, 1994

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                   Page

Condensed Consolidated Balance Sheets --
April 2, 1994, and January 1, 1994                           3-4

Condensed Consolidated Statements of Income --
Three Months Ended April 2, 1994, and April 3, 1993            5

Condensed Consolidated Statements of Cash Flows --
Three Months Ended April 2, 1994, and April 3, 1993            6

Notes to Condensed Consolidated Financial Statements         7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      9-10


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                    11


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             April 2,
                                               1994    January 1,
ASSETS                                     (Unaudited)   1994
                                               (In thousands)
CURRENT ASSETS
 Cash and cash equivalents                  $ 20,582   $ 32,778
 Short-term investments                       15,682     11,598
 Receivables                                  73,392     83,650
 Inventories (Note B)                         39,405     38,630
 Deferred income taxes                        11,304     11,304
 Prepaid expenses and
   other current assets                        8,529     10,459

   Total Current Assets                      168,894    188,419

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                    8,645      8,779
 Buildings                                    82,087     81,409
 Machinery and equipment                     166,292    158,386
 Construction in progress                     17,005     18,085
                                             274,029    266,659
 Less accumulated depreciation               113,129    108,889

 Net Property, Plant, and Equipment          160,900    157,770

OTHER ASSETS                                   6,198      6,216

   Total Assets                             $335,992   $352,405













See accompanying notes to condensed consolidated financial statements.


                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            April 2,
                                              1994     January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY       (Unaudited)    1994
                                               (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $ 74,876   $ 97,205
 Income taxes                                 12,775      6,936
 Note payable and current maturities
   of long-term debt obligations               6,610      6,618

   Total Current Liabilities                  94,261    110,759

LONG-TERM DEBT AND OTHER LIABILITIES          44,658     45,260

CAPITAL LEASE OBLIGATIONS                      5,386      5,854

DEFERRED INCOME TAXES                         10,979     10,979

SHAREHOLDERS' EQUITY
 Capital Stock:
   Preferred, $1 par value; authorized
   1,000,000 shares; outstanding --
   1994 - 0 shares; 1993 - 0 shares               -          -
   Common, $1 par value; authorized
   100,000,000 shares; outstanding --
   1994 - 31,433,806 shares;
   1993 - 31,675,846 Shares                   31,434     31,676

 Paid-in capital                                 326        281
 Retained earnings                           162,431    161,079
 Receivable from HON Members Company
   Ownership Plan                            (13,483)   (13,483)

   Total Shareholders' Equity                180,708    179,553

   Total Liabilities and
     Shareholders' Equity                   $335,992   $352,405








See accompanying notes to condensed consolidated financial statements.


                    HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                               Three Months Ended
                                            April 2,    April 3,
                                              1994        1993
                                            (In thousands, except
                                               per share data)

Net sales                                   $200,693   $186,111

Cost of products sold                        137,319    130,654

 Gross Profit                                 63,374     55,457

Selling and administrative expenses           44,820     42,246

 Operating Income                             18,554     13,211

Interest income                                  541        677

Interest expense                                 637      1,081

 Income Before Income Taxes                   18,458     12,807

Income taxes                                   6,830      4,675

 Income Before Cumulative Effect of
   Accounting Change                          11,628      8,132

Cumulative effect of accounting
  change (Note C)                               (237)       489

 Net Income                                 $ 11,391   $  8,621

Income per common share:

 Income before cumulative effect of
   accounting change                           $ .37       $.25

 Cumulative effect of accounting
   change (Note C)                              (.01)       .02

 Net Income                                    $ .36       $.27

Average number of common shares
  outstanding                             31,517,001 32,356,506

Cash dividends per common share                 $.11       $.10


See accompanying notes to condensed consolidated financial statements.


                    HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                              Three Months Ended
                                             April 2,   April 3,
                                               1994       1993
                                               (In thousands)

Net Cash Flows From (To) Operating Activities:
 Net income                                 $ 11,391   $  8,621
 Noncash items included in net income:
   Depreciation and amortization               4,599      4,067
   Other postretirement and postemployment
     benefits                                    701          -
   Deferred income taxes                           -     (1,662)
   Cumulative effect of accounting
     change (Note C)                             237       (489)
   Other - net                                    11         12
 Net increase (decrease) in noncash operating
   assets and liabilities                     (4,935)    10,836
 (Decrease) in other liabilities              (1,134)      (336)
   Net cash flows from operating activities   10,870     21,049

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                   (7,604)    (7,645)
 Short-term investments - net                 (4,084)    (3,876)
 Long-term investments                             -     (1,900)
 Other - net                                     (91)      (133)
   Net cash flows (to) investing activities  (11,779)   (13,554)

Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock      (7,119)    (1,283)
 Payments of note and long-term debt          (1,050)    (1,016)
 Proceeds from sale of HON INDUSTRIES common
   stock to members                              339        295
 Dividends paid                               (3,457)    (3,112)
   Net cash flows (to) financing activities  (11,287)    (5,116)

Net increase (decrease) in cash and cash
 equivalents                                 (12,196)     2,379
Cash and cash equivalents at beginning
  of period                                   32,778     40,069

Cash and cash equivalents at end of period  $ 20,582   $ 42,448



See accompanying notes to condensed consolidated financial statements.


                    HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               April 2, 1994


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further informa-tion, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 1994.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                 April 2, 1994
($000)                            (Unaudited)     January 1, 1994

Finished products                   $12,495            $10,731
Materials and work in process        26,910             27,899
                                    $39,405            $38,630

Note C.  Employers' Accounting for Postemployment Benefits

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. This Statement requires an accrual method of recognizing postemployment benefits such as disability-related benefits. The cumulative effect at January 2, 1994, of adopting Statement No. 112 reduced net income by $237,000, net of tax, or $.01 per share. As a result of the accounting change, first quarter postemployment benefit expense increased by $439,000. The ongoing financial effect of the change is not expected to be material.

Note D.  Accounting for Certain Investments in Debt and Equity Securities

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Statement requires that, except for debt securities classified as "held-to-maturity securities," investments in debt and equity securities should be reported at fair value. The effect of adopting the new rules was not material to the Company's financial position or results of operations.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consoli-dated financial statements.

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                           Comparison of
Increases (Decreases)         Three Months Ended Three Months Ended
Dollars in Thousands           April 2, 1994 &    April 2, 1994 &
                                 April 3, 1993     January 1, 1994

Net sales                      $14,582    7.8%   $(12,915)   (6.0)%
Cost of products sold            6,665    5.1      (6,915)   (4.8)
Selling & Administrative
  expenses                       2,574    6.1       1,943     4.5
Interest income                   (136) (20.1)        (95)  (14.9)
Interest expense                  (444) (41.1)        (23)   (3.5)
Income taxes                     2,155   46.1      (2,965)  (30.3)
Income before cumulative
  effect of accounting
  change                         3,496   43.0      (5,050)  (30.3)
Cumulative effect of
  accounting change               (726)(148.5)       (237) (100.0)
Net income                       2,770   32.1      (5,287)  (31.7)


For the quarter ended April 2, 1994, consolidated net sales were $200.7 million compared to $186.1 million in 1993, an increase of 7.8%. Net income, after taking into account the cumulative effect of a new accounting standard for postemployment benefits, was $11.4 million, a 32.1% increase over 1993, and net income per share increased to $.36 per share, a 33.3% increase over the same quarter a year ago.

Quarterly results were influenced by comparatively strong sales for most Company products. Net sales were a record first quarter; however, they were
not as high as the previous third and fourth quarters.   Quarterly profitabil-
ity benefited from continuing improvements in productivity and cost reductions,
new product introductions, and past organizational restructuring.   Net income
and net income per share were both first quarter records as well.

The Company was required to adopt Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), by January 2, 1994, the beginning of fiscal year 1994. The cumulative effect of adoption of FAS 112 decreased net income by $237,000 ($.01 per share). The impact of its adoption on future earnings or financial condition is not significant. The financial effect of adopting FAS 115 was nominal.

The 8% increase in net sales for the quarter compared favorably with an industrywide increase of 5% for January and February reported by office furniture industry sources. Sales performance for Heatilator Inc., which serves the home building products industry, also showed significant improvement during the quarter.

The ongoing improvement in the Company's financial performance reflects the progress achieved through a program of rapid continuous improvement in all areas of activity. These first quarter results are encouraging and set the stage for a good year. The office furniture industry is once again a growing industry and this factor, coupled with continuing moderate inflation, is expected to stimulate continued Company growth.

An operational change is in process that is expected to enhance the Company's overall market leverage and penetration in the rapidly growing retail office furniture channel. The Company s operating company, XLM Company, has become part of The HON Company. It has operations in Mt. Pleasant, Iowa, and Avon, New York. XLM Company was the Company's initial entry into the mass retail market for filing products for the home and office. Subsequently, XLM Company developed a family of commercial filing products to enhance its product
offering.   Combining the retail and commercial products of XLM Company and The
HON Company and using The HON Company's broader-based distribution channels for these products will provide an opportunity to increase market share and overall company profitability.

In addition, several key organizational changes were announced. Robert J. Kroon, Group Vice President, HON INDUSTRIES, will shift his total effort to developing new office furniture products. Mr. Kroon previously served as President of BPI Inc., Chandler Attwood Limited, and Holga Inc. in addition to his HON INDUSTRIES executive role. Robert M. Ginn, formerly Vice President, Marketing, HON INDUSTRIES, was appointed President, BPI Inc. Richard E. Parker, formerly President of XLM Company, was appointed Vice President,
Marketing, HON INDUSTRIES.   These operational and organizational changes
collectively mirror the Company's efforts to capitalize on ever-changing marketing conditions to improve consolidated profitability and develop new business growth opportunities for the future.

Cash and short-term investments as of April 2, 1994, were $36.3 million. Capital investment in more productive assets continues on the same accelerated pace as last year.

The Company is using a 37.0% estimated annual effective income tax rate for fiscal year 1994, the same rate used for fiscal year 1993.

At its February meeting, the HON INDUSTRIES Board of Directors announced the election of two new Directors to the Company's Board: Robert W. Cox and Lorne
R. Waxlax. Mr. Cox is a Partner with Baker & McKenzie, the world's largest multinational law firm, headquartered in Chicago, Illinois. He started his career with the firm in 1957. Currently he serves as Chairman of the Policy Committee. Mr. Waxlax, until recently, served as Executive Vice President, Diversified Group, of the Gillette Company. Gillette is a global manufacturer and marketer of shaving and personal care products. He began his career with Gillette in 1958. Both new Directors will stand for reelection at the Company's May 10, 1994, Annual Shareholders' Meeting.

The Board also voted to increase the Company's quarterly dividend from $.10 to $.11 per share of common stock. This dividend change was reflected in the quarterly dividend paid on March 1, 1994, to shareholders of record on February 24, 1994.

Further, the Board voted to increase the authorized amount for repurchase of HON INDUSTRIES common stock by another $20.0 million. The stock repurchase program was initially authorized by the Board in 1985. The Company acquired 254,840 shares of its common stock on the open market during the quarter under the program, at a cost of approximately $7.1 million. As of April 2, 1994, approximately $23.0 million remained available of the authorized amount for future repurchase of common stock.

On April 29, 1994, the Company received an Imminent or Substantial Endangerment Order and Remedial Action Order ("Order") from the State of California environmental authorities relating to a clean-up of hazardous substances at the former Firestone Tire and Rubber Company ("Firestone") site in South Gate, California (the "Site"). The order applies to the Company's plant property and names the Company along with Firestone and other present and past owners of properties contained within the Site. The Order specifically refers to the former Firestone tire plant property (now owned and operated by Indian Wells Inc.) as the primary source of the alleged hazardous wastes. Based on information available to the Company, it is not believed that the Company operations at the Site or its current plant site has generated any of the alleged hazardous wastes or that this event will have a material impact on the Company's financial position or results of operation.

At its May 9 meeting, the Board of Directors declared a common stock dividend of $.11 per share, payable June 1 to shareholders of record on May 20, 1994.

At the Annual Shareholders' Meeting on May 10, Herman J. Schmidt was elected to a one-year term on the Board; and Robert W. Cox, Stanley M. Howe, Lee Liu, and Lorne R. Waxlax were elected to three-year terms. Shareholders also approved the HON INDUSTRIES Inc. 1994 Members' Stock Purchase Plan proposal.

For 1993, the Company once again achieved the distinction of being listed as a member of the Fortune 500 Largest U.S. Industrial Corporations. On the basis of sales, which is the sole criteria for being listed, the Company ranked 414 compared to 436 for 1992. More importantly, on the basis of profits, it ranked 246; profits as a percent of sales, 131; profits as a percent of assets, 30; profits as a percent of shareholders' equity, 33; and earnings per share annual growth rate, 1983-93, 58. The Company was also listed on Fortune magazine's list of "Most Admired Companies."

HON INDUSTRIES was in EDGAR phase-in Group CF-04, which was required to begin submitting SEC filings electronically as of December 6, 1993. The Company's first EDGAR filing was its 1994 definitive proxy statement and proxy form on April 1, 1994. All subsequent SEC filings, including the filing of this quarterly report on Form 10-Q, will be through the EDGAR system.


                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

 (a) Exhibits.  None.

 (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HON INDUSTRIES Inc.


Date:  May 13, 1994                   By  R. Michael Derry
                                          R. Michael Derry
                                          Senior Vice President,
                                          Administration




                                      By  Melvin L. McMains
                                          Melvin L. McMains
                                          Controller