Form 10-Q
period 1994-07-02
HON INDUSTRIES INC
filed 1994-07-28
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q


(MARK ONE)

  (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 2, 1994

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

    Common Stock, $1 Par Value -- 31,272,671 shares as of July 2, 1994

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                   Page

Condensed Consolidated Balance Sheets --
July 2, 1994, and January 1, 1994                            3-4

Condensed Consolidated Statements of Income --
Three Months Ended July 2, 1994, and July 3, 1993              5

Condensed Consolidated Statements of Income --
Six Months Ended July 2, 1994, and July 3, 1993                6

Condensed Consolidated Statements of Cash Flows --
Six Months Ended July 2, 1994, and July 3, 1993                7

Notes to Condensed Consolidated Financial Statements         8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     10-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                    12

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                              July 2,
                                               1994   January 1,
ASSETS                                     (Unaudited)   1994
                                               (In thousands)
CURRENT ASSETS
 Cash and cash equivalents                  $ 15,550   $ 32,778
 Short-term investments                       10,733     11,598
 Receivables                                  80,274     83,650
 Inventories (Note B)                         40,849     38,630
 Deferred income taxes                        11,304     11,304
 Prepaid expenses and
   other current assets                        7,296     10,459

   Total Current Assets                      166,006    188,419

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                    8,806      8,779
 Buildings                                    83,574     81,409
 Machinery and equipment                     176,561    158,386
 Construction in progress                     13,446     18,085
                                             282,387    266,659
 Less accumulated depreciation               113,617    108,889

 Net Property, Plant, and Equipment          168,770    157,770

OTHER ASSETS                                   5,985      6,216

   Total Assets                             $340,761   $352,405



See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             July 2,
                                              1994     January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY       (Unaudited)    1994
                                               (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $ 82,775    $97,205
 Income taxes                                  4,998      6,936
 Note payable and current maturities
   of long-term debt obligations               6,073      6,618

   Total Current Liabilities                  93,846    110,759

LONG-TERM DEBT AND OTHER LIABILITIES          45,301     45,260

CAPITAL LEASE OBLIGATIONS                      9,163      5,854

DEFERRED INCOME TAXES                         11,154     10,979

SHAREHOLDERS' EQUITY
 Capital Stock:
   Preferred, $1 par value; authorized
   1,000,000 shares; outstanding --
   1994 - 0 shares; 1993 - 0 shares               -          -
   Common, $1 par value; authorized
   100,000,000 shares; outstanding --
   1994 - 31,272,671 shares;
   1993 - 31,675,846 Shares                   31,273     31,676

 Paid-in capital                                 361        281
 Retained earnings                           163,146    161,079
 Receivable from HON Members Company
   Ownership Plan                            (13,483)   (13,483)

   Total Shareholders' Equity                181,297    179,553

   Total Liabilities and
     Shareholders' Equity                   $340,761   $352,405



See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                             Three Months Ended
                                             July 2,    July 3,
                                              1994       1993
                                            (In thousands, except
                                               per share data)

Net sales                                   $193,045   $177,537

Cost of products sold                        133,332    123,894

 Gross Profit                                 59,713     53,643

Selling and administrative expenses           44,703     40,594

 Operating Income                             15,010     13,049

Interest income                                  402        608

Interest expense                                 775        711

 Income Before Income Taxes                   14,637     12,946

Income taxes                                   5,415      4,725

 Net Income                                 $  9,222   $  8,221

Net income per common share                     $.30       $.25

Average number of common shares
 outstanding                              31,327,160 32,165,165

Cash dividends per common share                 $.11       $.10



See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                              Six Months Ended
                                             July 2,    July 3,
                                              1994       1993
                                            (In thousands, except
                                               per share data)

Net sales                                   $393,738   $363,648

Cost of products sold                        270,651    254,548

 Gross Profit                                123,087    109,100

Selling and administrative expenses           89,523     82,840

 Operating Income                             33,564     26,260

Interest income                                  943      1,285

Interest expense                               1,412      1,792

 Income Before Income Taxes                   33,095     25,753

Income taxes                                  12,245      9,400

 Income Before Cumulative Effect of
   Accounting Change                          20,850     16,353

Cumulative effect of accounting
 change (Note C)                                (237)       489

 Net Income                                 $ 20,613   $ 16,842

Income per common share:

 Income before cumulative effect of
   accounting change                           $ .67       $.50

 Cumulative effect of accounting
   change (Note C)                              (.01)       .02

 Net Income                                    $ .66       $.52

Average number of common shares
 outstanding                              31,422,081 32,260,836

Cash dividends per common share                 $.22       $.20

See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                              Six Months Ended
                                              July 2,    July 3,
                                               1994       1993
                                                (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                                 $ 20,613   $ 16,842
 Noncash items included in net income:
   Depreciation and amortization               9,354      8,271
   Other postretirement and postemployment
     benefits                                  1,271        758
   Deferred income taxes                         175     (1,805)
   Cumulative effect of accounting
     change (Note C)                             237       (489)
   Other - net                                    23        226
 Net increase (decrease) in noncash operating
   assets and liabilities                    (11,869)    (2,829)
 (Decrease) in other liabilities                (568)      (115)
   Net cash flows from operating activities   19,236     20,859

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                  (16,643)   (13,558)
 Short-term investments - net                    865       (101)
 Long-term investments                            (6)    (1,900)
 Other - net                                      21       (140)
   Net cash flows (to) investing activities  (15,763)   (15,699)

Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock     (12,705)    (7,932)
 Payments of note and long-term debt          (1,832)    (2,637)
 Proceeds from sale of HON INDUSTRIES common
   stock to members                              736        567
 Dividends paid                               (6,900)    (6,321)
   Net cash flows (to) financing activities  (20,701)   (16,323)

Net increase (decrease) in cash and cash
 equivalents                                 (17,228)   (11,163)
Cash and cash equivalents at
 beginning of period                          32,778     40,069

Cash and cash equivalents at end of period  $ 15,550   $ 28,906

See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               July 2, 1994

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-

ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 2, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further informa tion, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 1994.

Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                 July 2, 1994
($000)                            (Unaudited)     January 1, 1994

Finished products                  $14,519             $10,731
Materials and work in process       26,330              27,899
                                   $40,849             $38,630

Note C. Employers' Accounting for Postemployment Benefits and Accounting for Income Taxes

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

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter of 1993. Management chose to record the cumulative effect of the accounting change from the deferred method to the liability method on an immediate recognition basis with no restatement of prior years' financial statements. The accounting change increased net income by $489,000, or $.02 per share.

Note D.  Accounting for Certain Investments in Debt and Equity Securities

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Statement requires that, except for debt securi ties classified as "held-to-maturity securities," investments in debt and equity securities should be reported at fair value. The effect of adopting the new rules was not material to the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consoli-

dated financial statements.

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
Increases (Decreases)  Three Months Ended  Six Months Ended Three Months Ended
Dollars in Thousands    July 2, 1994 &     July 2, 1994 &     July 2, 1994 &
                         July 3, 1993       July 3, 1993       April 2, 1994

Net sales               $15,508   8.7%    $30,090    8.3%    $(7,648)   (3.8)%
Cost of products sold     9,438   7.6      16,103    6.3      (3,987)   (2.9)
Selling & Administrative
  expenses                4,109  10.1       6,683    8.1        (117)    (.3)
Interest income            (206)(33.9)       (342) (26.6)       (139)  (25.7)
Interest expense             64   9.0        (380) (21.2)        138    21.7
Income taxes                690  14.6       2,845   30.3      (1,415)  (20.7)
Income before cumulative
  effect of accounting
  change                  1,001  12.2       4,497   27.5      (2,406)  (20.7)
Cumulative effect of
  accounting change           -    -         (726)(148.5)        237   100.0
Net income                1,001  12.2       3,771   22.4      (2,169)  (19.0)

For the quarter ended July 2, 1994, consolidated net sales were $193.0 million compared to $177.5 million in 1993, up 8.7%. Net income was $9.2 million, a 12.2% increase over the second quarter of 1993. Net income per share increased to $.30 per share, a 20.0% increase over the same quarter a year ago.

For the six months ended July 2, 1994, consolidated net sales were $393.7 million compared to $363.6 million in 1993, up 8.3%. Net income for the period was $20.6 million, a 22.4% improvement over the $16.8 million earned in 1993. Earnings per share for the six months were $.66 compared to $.52 in 1993, a 26.9% increase.

Second quarter 1994 results set new net sales, income, and income per share records in terms of being the best second quarter in the Company's history. The second quarter of the fiscal year is typically the Company's weakest quarter because of the seasonal trend of sales. Office furniture industry sales are reported to be growing at a 7% annual rate, so the Company is continuing to grow at a faster pace than the industry in general.

Operating results for the second quarter continue to reflect a favorable trend that the Company established in the first quarter. Increased sales from new products and continued efforts to control and reduce costs have been the impetus for improved profitability. The Company continues to be optimistic about its 1994 financial prospects.

Although the competitive environment continues to affect margins, the Company's ongoing improvements in productivity and cost control have enabled it to press on with investments in machinery and equipment, tooling, and new product development. Net capital expenditures for property, plant, and equipment were $16,643,000 for the first six months of 1994 compared to $13,558,000 in 1993.

The business consolidation of the XLM Company into The HON Company announced during the first quarter of 1994 is progressing as planned. This operational change is expected to enhance the Company's overall market leverage and penetration in the rapidly growing retail office furniture market.

During the second quarter of 1994, the Company assigned the production of systems components that retrofit all major competitive lines of new and used panels to Chandler Attwood Limited. Components include work surfaces, storage units, hardware, and related items previously marketed as "Plan A" and produced by BPI Inc. Now marketed under the brand name Archer Bond, the products will be manufactured at Chandler Attwood locations across the country. This action is intended to further reduce cost of production and shipping related to this product line. At the same time, it will increase the utilization of Chandler Attwood manufacturing capacity.

State of California environmental authorities notified the Company that it was part of an action relating to a clean-up of hazardous substances at the former Firestone Tire and Rubber Company site in South Gate, California. Several other parties are included in this action. Based on information available to the Company, it is not believed that HON INDUSTRIES operations at this site have generated any of the alleged hazardous wastes or that this event will have a material impact on the Company's financial position or results of operations.

Cash and short-term investments as of July 2, 1994, were $26.3 million. The second quarter is typically the Company's lowest seasonal cash position.

Capital lease obligations increased during the second quarter of 1994 as a result of extending the term of The HON Company mainframe computer lease.

The Company acquired 176,327 shares of its common stock on the open market during the quarter under its ongoing stock repurchase program at a cost of
approximately $5.6 million.   As of July 2, 1994, approximately $17.4 million
remained available for repurchase of common stock under the program as authorized by the Company's Board of Directors.

The Company's 157th consecutive quarterly common stock dividend of $.11 per share was paid on June 1, 1994, to shareholders of record on May 20, 1994.

The new HON INDUSTRIES Inc. Members' Stock Purchase Plan, which was approved at the May 10, 1994, Annual Meeting, was introduced to Company members during the month of June. Under the new plan, 500,000 shares of common stock are available for issuance to members. The introduction of the new plan resulted in a 56% increase in enrollment.

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


                                      HON INDUSTRIES Inc.


Date:  July 28, 1994                  By  R. Michael Derry
                                          R. Michael Derry
                                          Senior Vice President,
                                          Administration


                                      By  Melvin L. McMains
                                          Melvin L. McMains
                                          Controller

                                 <page 12>