Form 10-Q
period 1994-10-01
HON INDUSTRIES INC
filed 1994-11-14
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q


(MARK ONE)

  (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 1, 1994

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

   Common Stock, $1 Par Value -- 31,045,165 shares as of October 1, 1994

Exhibit Index is on page 13.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                         Page

Condensed Consolidated Balance Sheets --
October 1, 1994, and January 1, 1994                               3-4

Condensed Consolidated Statements of Income --
Three Months Ended October 1, 1994, and October 2, 1993              5

Condensed Consolidated Statements of Income --
Nine Months Ended October 1, 1994, and October 2, 1993               6

Condensed Consolidated Statements of Cash Flows --
Nine Months Ended October 1, 1994, and October 2, 1993               7

Notes to Condensed Consolidated Financial Statements               8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           10-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                          12

EXHIBIT INDEX                                                       13

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            October 1,
                                               1994        January 1,
ASSETS                                     (Unaudited)        1994
                                                    (In thousands)
CURRENT ASSETS
 Cash and cash equivalents                  $ 15,693        $ 32,778
 Short-term investments                        6,167          11,598
 Receivables                                  97,380          83,650
 Inventories (Note B)                         37,912          38,630
 Deferred income taxes                        12,691          11,304
 Prepaid expenses and
   other current assets                        6,967          10,459

   Total Current Assets                      176,810         188,419

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                    8,839           8,779
 Buildings                                    84,062          81,409
 Machinery and equipment                     181,545         158,386
 Construction in progress                     18,963          18,085
                                             293,409         266,659
 Less accumulated depreciation               116,975         108,889

 Net Property, Plant, and Equipment          176,434         157,770

OTHER ASSETS                                   6,111           6,216

   Total Assets                             $359,355        $352,405


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            October 1,
                                              1994         January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY       (Unaudited)        1994
                                                   (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $ 93,272        $ 97,205
 Income taxes                                  5,931           6,936
 Note payable and current maturities
   of long-term debt obligations               6,057           6,618

   Total Current Liabilities                 105,260         110,759

LONG-TERM DEBT AND OTHER LIABILITIES          45,771          45,260

CAPITAL LEASE OBLIGATIONS                      9,233           5,854

DEFERRED INCOME TAXES                         11,724          10,979

SHAREHOLDERS' EQUITY
 Capital Stock:
   Preferred, $1 par value; authorized
   1,000,000 shares; outstanding --
   1994 - 0 shares; 1993 - 0 shares                -               -
   Common, $1 par value; authorized
   100,000,000 shares; outstanding --
   1994 - 31,045,165 shares;
   1993 - 31,675,846 Shares                   31,045          31,676

 Paid-in capital                                 604             281
 Retained earnings                           169,201         161,079
 Receivable from HON Members Company
   Ownership Plan                            (13,483)        (13,483)

   Total Shareholders' Equity                187,367         179,553

   Total Liabilities and
     Shareholders' Equity                   $359,355        $352,405


See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                               Three Months Ended
                                           October 1,      October 2,
                                              1994            1993
                                              (In thousands, except
                                                 per share data)

Net sales                                   $222,112        $203,070

Cost of products sold                        151,107         139,046

 Gross Profit                                 71,005          64,024

Selling and administrative expenses           46,384          45,331

 Operating Income                             24,621          18,693

Interest income                                  925             603

Interest expense                                 887             668

 Income Before Income Taxes                   24,659          18,628

Income taxes                                   9,124           7,021

 Net Income                                 $ 15,535        $ 11,607

Net income per common share                     $.49            $.36

Average number of common shares
 outstanding                              31,169,155      32,033,985

Cash dividends per common share                 $.11            $.10


See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                               Nine Months Ended
                                           October 1,      October 2,
                                              1994            1993
                                             (In thousands, except
                                                   per share data)

Net sales                                   $615,850        $566,718

Cost of products sold                        421,758         393,594

 Gross Profit                                194,092         173,124

Selling and administrative expenses          135,907         128,171

 Operating Income                             58,185          44,953

Interest income                                1,868           1,888

Interest expense                               2,299           2,460

 Income Before Income Taxes                   57,754          44,381

Income taxes                                  21,369          16,421

 Income Before Cumulative Effect of
   Accounting Changes                         36,385          27,960

Cumulative effect of accounting
 changes (Note C)                               (237)            489

 Net Income                                 $ 36,148        $ 28,449

Income per common share:

 Income before cumulative effect of
   accounting changes                          $1.16            $.86

 Cumulative effect of accounting
   changes (Note C)                             (.01)            .02

 Net Income                                    $1.15            $.88

Average number of common shares
 outstanding                              31,337,772      32,185,209

Cash dividends per common share                 $.33            $.30

See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Nine Months Ended
                                            October 1,     October 2,
                                               1994           1993
                                                  (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                                  $ 36,148       $ 28,449
 Noncash items included in net income:
   Depreciation and amortization               14,222         11,850
   Other postretirement and postemployment
     benefits                                   1,742          1,203
   Deferred income taxes                         (643)          (949)
   Cumulative effect of accounting
     changes (Note C)                             237           (489)
   Other - net                                     34             43
 Net increase (decrease) in noncash operating
   assets and liabilities                     (14,280)         1,733
 Increase in other liabilities                    202            553
   Net cash flows from operating activities    37,662         42,393

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                   (28,985)       (20,387)
 Short-term investments - net                   5,431           (831)
 Long-term investments                             (7)        (1,900)
 Other - net                                     (277)           225
   Net cash flows (to) investing activities   (23,838)       (22,893)

Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock      (19,411)       (11,421)
 Payments of note and long-term debt           (2,575)        (3,864)
 Proceeds from sale of HON INDUSTRIES common
   stock to members                             1,398            844
 Dividends paid                               (10,321)        (9,525)
   Net cash flows (to) financing activities   (30,909)       (23,966)

Net increase (decrease) in cash and cash
 equivalents                                  (17,085)        (4,466)
Cash and cash equivalents at beginning
  of period                                    32,778         40,069

Cash and cash equivalents at end of period   $ 15,693       $ 35,603


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                              October 1, 1994


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, except as discussed in Note E. Operating results for the nine-month period ended October 1, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 1994.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                October 1, 1994
($000)                            (Unaudited)     January 1, 1994

Finished products                  $13,134             $10,731
Materials and work in process       24,778              27,899
                                   $37,912             $38,630

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

Note E.  Changes in Business

On October 8, 1993, the Company announced the closing of its CorryHiebert Corporation furniture plant located in Corry, Pennsylvania. The closure resulted in a pretax charge of $3,980,000 ($.08 a share after-tax effect) and was recorded in the third fiscal quarter ended October 2, 1993.

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

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
Increases (Decreases)   Three Months Ended   Nine Months Ended   Three Months Ended
Dollars in Thousands     Oct. 1, 1994 &        Oct. 1, 1994 &      Oct. 1, 1994 &
                          Oct. 2, 1993          Oct. 2, 1993        July 2, 1994
Net sales                 $19,042   9.4%      $49,132     8.7%      $29,067   15.1%
Cost of products sold      12,061   8.7        28,164     7.2        17,775   13.3
Selling & Administrative
  expenses                  1,053   2.3         7,736     6.0         1,681    3.8
Interest income               322  53.4           (20)   (1.1)          523  130.1
Interest expense              219  32.8          (161)   (6.5)          112   14.5
Income taxes                2,103  30.0         4,948    30.1         3,709   68.5
Income before cumulative
  effect of accounting
  change                    3,928  33.8         8,425    30.1         6,313   68.5
Cumulative effect of
  accounting change             -     -          (726) (148.5)            -      -
Net income                  3,928  33.8         7,699    27.1         6,313   68.5

For the quarter ended October 1, 1994, consolidated net sales were $222.1 million compared to $203.1 million in 1993, up 9.4%. Net income was $15.5 million, a 33.8% increase over the third quarter of 1993. Net income per share increased to $.49 per share, a 36.1% increase over the same quarter a year ago.

For the nine months ended October 1, 1994, consolidated net sales were $615.9 million compared to $566.7 million in 1993, up 8.7%. Net income for the period was $36.1 million, a 27.1% improvement over the $28.4 million earned in 1993. Earnings per share for the nine months were $1.15 compared to $.88 in 1993, a 30.7% increase.

This quarter's results are the highest third quarter results in the Company's history. However, the 1994 net income percentage comparisons with the 1993 periods are influenced by a one-time charge taken in the third quarter of 1993 for the discontinuance of CorryHiebert Corporation operations. If this event had not occurred, third quarter 1994 net income would have shown an increase of only 10.3%, and net income per share would have increased only 11.4% over the same quarter in 1993. Likewise, nine-month 1994 comparisons to 1993 would have yielded a smaller increase in net income of 16.9% and an increase in net income per share of only 19.8%.

                                    Page 10


With approximately 60 days remaining in the fiscal year, 1994 appears to be a year of solid accomplishments and encouraging trends for HON INDUSTRIES. All sectors of the Company's office furniture business reported improvements in sales and profits during the quarter. Heatilator Inc., the Company's manufacturer of fireplaces, heating stoves, and related products has also enjoyed increased sales and profitability.

These increases in sales and profits can be attributed to the Company's ongoing program of rapid continuous improvement, sales initiatives, and cost control and reduction. At the same time, the business and institutional furniture industry is gaining momentum, according to trade association figures. Office furniture industry sales are reported to be growing at an 8% annual rate.

The Company's ongoing progress in rapid continuous improvement and vigorous cost control is a significant factor in its improved profitability. However, its strong relationships with dealers, its excellent distribution system, and its continued emphasis on products characterized by quality and value are the elements that support its growth in sales and profits in a very competitive marketplace.

Cash and short-term investments as of October 1, 1994, were $21.9 million. The two major uses of cash during the current year have been for capital expenditures and purchase of HON INDUSTRIES common stock. Net capital expenditures for the nine months of 1994 have been $29.0 million compared to $20.4 million for the same period in 1993.

The Company acquired 256,585 shares of its common stock, at a cost of approximately $6.7 million, on the open market during the quarter under its ongoing stock repurchase program. On a year-to-date basis, 687,752 shares have been acquired at a cost of approximately $19.4 million. Of the Board of Directors authorized amount for repurchase of common stock under the program, approximately $10.8 million remain available.

The Company's 158th consecutive quarterly common stock dividend of $.11 per share was paid on September 1, 1994, to shareholders of record on August 18, 1994.

David C. Stuebe was named Vice President and Chief Financial Officer of the Corporation. Mr. Stuebe is a Certified Public Accountant who has a diverse financial and operations background in various manufacturing businesses. He started with the Company on October 4, 1994. Mr. Stuebe replaces John W. Axel, Senior Vice President, Finance and Development, who had resigned in January 1994.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

 (a) Exhibits.  See Exhibit Index.

 (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HON INDUSTRIES Inc.


Date:  November 14, 1994              By  /s/ David C. Stuebe
                                          David C. Stuebe
                                          Vice President and
                                          Chief Financial Officer




                                      By  /s/ Melvin L. McMains
                                          Melvin L. McMains
                                          Controller

                            PART II.  EXHIBITS


EXHIBIT INDEX                                           Page

(27)  Financial Data Schedule                             14