Form 10-K
period 1994-12-31
HON INDUSTRIES INC
filed 1995-03-28
CIK 48287

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994

                                      OR

- -------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-2648

                              HON INDUSTRIES INC.
An Iowa Corporation                                  IRS Employer No. 42-0617510

                             414 East Third Street
                                 P.O. Box 1109
                           Muscatine, IA  52761-7109
                                 319/264-7400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, with Par Value of $1.00 Per Share.

Name of each exchange on which registered:  The Nasdaq Stock Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes    X   No
                                                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 14, 1995, was: $538,044,426, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 14, 1995, was: 30,635,301.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 24, 1995, for the May 9, 1995, Annual Meeting of Shareholders are incorporated by reference into Part III.

                   Index of Exhibits is located on Page 39.

                                     ANNUAL REPORT ON FORM 10-K
                                     --------------------------
                                         TABLE OF CONTENTS
                                         -----------------

                                              PART I

                                                                                              Page
                                                                                              ----
Item   1.     Business...................................................................       3

Item   2.     Properties.................................................................       7

Item   3.     Legal Proceedings..........................................................       8

Item   4.     Submission of Matters to a Vote of Security Holders........................       8

              Table I - Executive Officers of the Registrant.............................       9

                                              PART II

Item   5.     Market for Registrant's Common Equity and Related Stockholder Matters.......     10

Item   6.     Selected Financial Data -- Eleven-Year Summary..............................     12

Item   7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................     14

Item   8.     Financial Statements and Supplementary Data.................................     19

Item   9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................................     19

                                               PART III

Item  10.     Directors of the Registrant.................................................     20

Item  11.     Executive Compensation......................................................     20

Item  12.     Security Ownership of Certain Beneficial Owners and Management..............     20

              Compliance with Section 16(a) of the Securities Exchange Act of 1934........     20

Item  13.     Certain Relationships and Related Transactions..............................     20

                                               PART IV

Item  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............     22

Signatures................................................................................     24

Financial Statements......................................................................     27

Financial Statement Schedules.............................................................     38

Index of Exhibits.........................................................................     39

                          ANNUAL REPORT ON FORM 10-K
                          --------------------------

                                    PART I
                                    ------


  ITEM 1.  BUSINESS.
  ------------------

GENERAL.

  HON INDUSTRIES Inc. is principally a manufacturer and marketer of office furniture. It also manufactures and markets a limited line of office workspace productivity accessories. In addition, it is a major manufacturer and marketer of metal prefabricated fireplaces and related products for the home buildings products industry.

  The Company is organized into a corporate headquarters and eight operating units with offices, manufacturing plants, distribution centers, and sales showrooms nationwide. See Item 2. Properties for additional related discussion.

  Six operating units, marketing under various brand names, participate in the office furniture and products industry. These operating units include: a division, The HON Company, and six wholly owned subsidiaries, including The Gunlocke Company, Holga Inc., BPI Inc., Chandler Attwood Limited, and Ring King Visibles, Inc. Each of these operating units manufactures and markets products which are sold through various channels of distribution and segments of the industry. The combined sales of these units rank HON INDUSTRIES Inc. as one of the larger manufacturers of office furniture in the United States. The Company is ranked in the Fortune 500 Largest Industrial Companies in the U.S. since first qualifying in 1985.

  A seventh wholly owned subsidiary, Heatilator Inc., is one of the nation's oldest and best known manufacturers of factory-built wood- and gas-burning fireplaces, fireplace inserts, freestanding stoves, and accessories serving the home building products industry. These products have contributed less than 10% of the consolidated net sales and revenues and less than 10% of consolidated net income during each of the last three years.

  An eighth wholly owned subsidiary, HON Export Limited, markets selected products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

  In 1993, the Company closed its wholly owned subsidiary, CorryHiebert Corporation. The company manufactured metal office furniture for the contract segment of the industry. The closure resulted in a pretax charge of $4.0 million in the third quarter of fiscal year 1993.

  For further information with respect to the Company's business, including industry segment information, refer to the captions "Principal Business and Significant Customer Information" and "Changes in Business" included in the Notes to the Consolidated Financial Statements, which are filed as part of this report.

EMPLOYEES.

 The Company has 6,131 employees (members) and, of this total, 3,518 are production personnel.

PRODUCTS.

  Office Furniture and Related Products. A broad line of metal and wood commercial and home office furniture is manufactured and marketed through The HON Company division and the

Company's wholly owned subsidiaries: BPI Inc., Chandler Attwood Limited, Holga Inc., and The Gunlocke Company. Major products include: file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, machine stands, reception area furniture, freestanding office partitions, and panel systems. These products are typically available in contemporary and conventional styles and are priced to sell in different channels of distribution and at different price points. Ring King Visibles, Inc., manufactures and markets personal computer-related workstation accessories and supplies, including ergonomic accessories, workspace productivity accessories, and micrographic storage products.

  Home Building Products. Heatilator Inc., a wholly owned subsidiary, manufactures and markets a broad line of manufactured fireplaces, principally for the home. Products include wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, masonry forms, and fireplace accessories.

MANUFACTURING.

  The HON Company manufactures office furniture in California, Georgia, Iowa, Kentucky, New York, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. BPI Inc. manufactures office furniture in North Carolina and Washington. Chandler Attwood Limited manufactures office furniture in California, Colorado, Georgia, Texas, and Washington. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Ring King Visibles, Inc., manufactures office products in Iowa. Heatilator manufactures home building products in Iowa.

  The Company purchases raw materials and components from a variety of vendors, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, rubber products, plastic products, and shipping cartons.

PRODUCT RESEARCH AND DEVELOPMENT.

  The Company's product research and development investments are principally focused on new product development, improvement of existing products, product line extension, application of ergonomic research, improvement of manufacturing processes, application of new materials, and providing engineering support and training to its operating units. The Company's investment in research and development during 1994, 1993, and 1992 totaled $10.1 million, $7.7 million, and $5.9 million, respectively.

INTELLECTUAL PROPERTY.

  The Company owns 61 U.S. and 29 foreign patents and has applications pending for 58 U.S. and 32 foreign patents. In addition, the Company holds registrations for 63 U.S. and 52 foreign trademarks and has applications pending for 35 U.S. and 52 foreign trademarks.

  The Company actively protects trademarks which it believes have a significant goodwill value. The Company applies for patent protection where it believes the expense of doing so is justified. As the Company has recently taken broader steps to protect its intellectual property rights, it believes that the duration of its registered patents and patent applications is adequate to protect these rights. The Company also pays royalty fees in certain instances for the use of patents on products and processes owned by others.

SALES AND DISTRIBUTION:  CUSTOMERS.

  Office furniture and products are distributed nationally through more than 5,000 office product dealers, 30 wholesalers/distributors, over 50 national and regional retailers, and various contract customers. Several of the Company's office furniture operating units distribute products through common dealers, wholesalers/distributors, and retailers. Several operating units also sell products directly to state governments and to the United States government through the General Services Administration. One customer, United Stationers Inc., accounted for approximately 10%, 13%, and 12% of the Company's consolidated net sales in 1994, 1993, 1992, respectively. The industry trend is toward increased consolidation of distribution which implies larger and fewer customers for the Company's office furniture and related products.

  The office furniture and products field sales organization consists of 21 regional sales managers supervising 122 salespersons, plus more than 200 manufacturers' representatives, providing nationwide coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus. Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

  Heatilator Inc. sells its fireplace and stove products through more than 1,600 dealers and 200 distributors. The company has a field sales organization or 3 regional sales managers supervising 14 salespersons and 4 manufacturers' representatives.

  HON Export Limited sales are made through more than 90 office furniture dealers and wholesale distributors serving select foreign markets. They are principally located in the U.S., Mexico, and the Caribbean.

  HON INDUSTRIES' office furniture and products business has a seasonality trend with the third (July - September) and fourth (October - December) fiscal quarters historically being the two highest sales quarters each year. Home building products sales tend to have an even larger concentration in third and fourth fiscal quarters.

  As of December 31, 1994, the Company has an order backlog of approximately $52.3 million which will be filled in the ordinary course of business. This compares with $57.0 million as of January 1, 1994, and $63.2 million as of January 2, 1993. The dollar amount of the ongoing backlog of orders at any point in time is not considered by management to be a leading indicator of the Company's expected sales for any particular fiscal period. Large dollar amounts of order backlogs are unusual since most of the Company's products are manufactured and shipped within a few weeks following receipt of order, and a low backlog is an indicator of good customer service.

COMPETITION.

  The principal competitive factors for both office furniture and home building products are product performance, product quality, on-time delivery to the customer, price, and customer service support. The Company believes it is well positioned to compete in all of its served markets due to its market share, engineering and manufacturing capability, broad product offering, national field sales representation, and long-standing customer relationships.

  Competitive conditions vary for HON INDUSTRIES Inc. based on the industry, industry segment, channel of distribution, products involved, and the prevailing U.S. general economic environment.

  The U.S. office furniture industry for calendar year 1994 is estimated by industry sources to be $8.7 billion and is comprised of several hundred domestic manufacturing companies plus foreign companies who import products. The Company's primary strength in the office furniture and products industry lies with its products for the "middle market" segment. This expanding segment of the industry typically serves the small- and medium-sized businesses who tend to be more price/value sensitive consumers. However, the Company's total office furniture sales makes it a significant player in the broader U.S. office furniture industry. The Company is a niche player in providing computer accessory products. The Company's primary focus is providing products which improve the productivity of personal computer users. There are many competitors producing similar products; some are much larger than the Company's operating unit.

  The Company's particular home building products, prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. However, Heatilator Inc. is probably the leading U.S. manufacturer of prefabricated metal fireplaces.

  For further discussion of the Company's competitive situation, refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EFFECTS OF INFLATION.

  The cost of certain raw materials is increasing at a rate exceeding the general rate of inflation.

  The Company adjusts the selling prices of its products to maintain profit margins whenever possible. Investments are routinely made in modern plants, equipment, and support systems and for rapid continuous improvement programs. These investments collectively focus on increasing productivity which helps to offset the effect of rising material and labor costs. Ongoing cost control disciplines are also routinely employed. In addition, the last-in, first-out
(LIFO) valuation method is used for most of the Company's inventories, which ensures the changing material and labor costs are recognized in reported income; and more importantly, these costs are recognized in pricing decisions.

  For further discussion of the effects of inflation on the Company's business, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL.

  The Company is subject to a variety of environmental laws and regulations governing discharges to air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such regulations. The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Company's environmental professionals work with responsible personnel at each manufacturing facility, with the Company's environmental legal counsel, and with environmental engineering consultants retained to assist with ongoing management of environmental, health, and safety issues. The Company's ultimate goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in its manufacturing processes.

  Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. There are no financially material capital expenditures for environmental control facilities anticipated during fiscal year 1995. It is management's judgment that compliance with current regulations should not have a financially material effect on future earnings. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

  For further information regarding the Company's environmental matters, refer to Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations, and the "Contingencies" note in the Notes to the Consolidated Financial Statements.

BUSINESS DEVELOPMENT.

  The development of the Company's business during the fiscal years ended December 31, 1994; January 1, 1994; and January 2, 1993, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  ITEM 2.  PROPERTIES.
  --------------------

  The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations in 21 cities throughout the United States which house manufacturing and distribution operations and offices. These total an aggregate 5,269,718 square feet. Of this total, 595,710 square feet are leased, including 336,297 square feet under capital leases. For further information regarding the Company's lease obligations, refer to the "Leases" note included in the "Notes to Consolidated Financial Statements."

  While the plants are of varying ages, the Company considers that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

  The Company's principal manufacturing facilities (100,000 square feet in size or larger) are as follows:

                     Approximate
   Location          Square Feet    Owned    Leased                Description of Use
  ----------        -------------  -------  --------    -----------------------------------------
Avon, NY               151,795        X                  Mfg. steel casegoods office furniture
Cedartown, GA          439,580        X                  Mfg. steel casegoods office furniture
Louisburg, NC          169,223        X                  Mfg. wood casegoods office furniture
Mt. Pleasant, IA       320,927        X                  Mfg. metal prefabricated fireplaces
Muscatine, IA          223,040        X                  Mfg. steel office seating
Muscatine, IA          490,940        X                  Mfg. steel casegoods office furniture
Muscatine, IA          178,827        X                  Mfg. wood casegoods office furniture
Muscatine, IA          154,560        X                  Mfg. systems panels office furniture
Owensboro, KY          278,872        X                  Mfg. wood office seating
Richmond, VA           276,017                 X*        Mfg. metal casegoods office furniture
South Gate, CA         511,280        X                  Mfg. steel casegoods & seating office furniture
Sulphur Springs, TX    150,640        X                  Mfg. steel casegoods office furniture
Wayland, NY            683,008        X                  Mfg. wood casegoods & seating office furniture
Williamsport, PA       238,170        X                  Mfg. wood casegoods office furniture
Winnsboro, SC          180,093        X                  Mfg. steel office seating
                                  ---------  -------
TOTAL SQUARE FEET                 4,170,955  276,017
                                  =========  =======
*  A capital lease.

  The Company also owns a 224,764 square foot manufacturing facility located in Muscatine, Iowa, which it leases to another company; and it owns a 468,788 square foot office and manufacturing facility located in Corry, Pennsylvania, which is listed for sale.

  Other manufacturing facilities are located in Atlanta, GA; Dallas and Houston, TX; Denver, CO; Kent, WA; Mt. Pleasant and Muscatine, IA; Salisbury, NC; San Jose and Van Nuys, CA. These facilities total an aggregate of 822,746 square feet. Of this total, 319,693 square feet are leased, including 60,280 square feet under a capital lease.

  The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

  ITEM 3.  LEGAL PROCEEDINGS.
  ---------------------------

  The Company has been named along with various other "potentially responsible parties" as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994, by the California Department of Toxic Substances Control (DTSC) in connection with the former Firestone Tire and Rubber Company Facility in South Gate, California. The Company acquired part of the Facility in 1981. The Company is cooperating in the preparation of a Remedial Investigation/Feasibility Study Workplan which will be submitted to the DTSC in 1995.

  The Company is a guarantor of certain leases for showroom space at the International Design Center (IDC) in Long Island City, New York. On June 26, 1992, the Company filed an action in the New York Supreme Court claiming wrongful eviction and breach of representations and warranties that the IDC would be maintained as a showroom facility. The IDC has counterclaimed for back rent and other damages. The parties are conducting pre-trial discovery.

  For additional information on this item, refer to the "Contingencies"
note included in the "Notes to Consolidated Financial Statements."

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  -------------------------------------------------------------

  None.

                                PART I, TABLE I
                                ---------------

EXECUTIVE OFFICERS OF THE REGISTRANT.                                                   (Information as of December 31, 1994)
- -------------------------------------

                             Family                                 Position    Other Business Experience
       Name             Age  Relationship         Position          Held Since  During Past Five Years
       -----            ---  ------------         --------          ----------  -------------------------

Stanley M. Howe          70  None          Chairman of the Board       1984      President (1964-90);
                                           Director                    1958      Chief Executive Officer (1979-91)

Jack D. Michaels         57  None          President                   1990      President and Chief Executive Officer
                                           Chief Executive Officer     1991      Hussmann Corporation (1987-90)
                                           Director                    1990

R. Michael Derry         57  None          Senior Vice President,      1990      Senior Vice President (1982-90)
                                           Administration

A. Mosby Harvey, Jr.     52  None          Vice President, General     1993      Principal (1991-93), Harvey and Associates;
                                           Counsel and Secretary                 Vice President, General Counsel and Secretary
                                                                                 (1990-91), Vice President, Associate General
                                                                                 Counsel and Assistant Secretary (1988-90),
                                                                                 Bridgestone/Firestone Inc.

David C. Stuebe          54  None          Vice President and          1994      President, CEO, and Director, Diversified
                                           Chief Financial Officer               Industries, Inc. (1990-94); President, CEO,
                                                                                 and Director, Auto Specialties Manufacturing,
                                                                                 Inc. (1988-90).


                                    PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ------------------------------------------------------------------------------

  The Company's common stock trades on The Nasdaq Stock Market under the symbol: HONI. As of year-end 1994, the Company had 5,556 stockholders of record.

  Common Stock Market Price and Price/Earnings Ratio and Quarterly Common
Stock Market Prices and Dividends are presented in the "Investor Information" section which follows the "Notes to the Consolidated Financial Statements" material filed as part of this report. The market price quotations were published by the National Association of Securities Dealers, Inc. The quotations represent prices between dealers; do not include retail markup, markdown, or commissions; and do not necessarily represent actual transactions.

  The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Historically, the dividend payout percentage has ranged from approximately 25% to 33% of the previous year's earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition. In addition, the payment of dividends is subject to the restrictions described in the "Long-Term Debt and Other Liabilities" note included in the "Notes to Consolidated Financial Statements."


                 APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                         Approximate Number of Equity
      Title of Class          Security Holders of Record as of December 31, 1994
      --------------         ---------------------------------------------------

Common Stock, $1.00 Par Value                     5,556

Preferred Stock, $1.00 Par Value                     -0-

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

HON INDUSTRIES Inc. and Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA -- ELEVEN-YEAR SUMMARY


PER COMMON SHARE DATA                                             1994          1993          1992
  Income from Continuing Operations......................  $      1.74   $      1.39   $      1.18
  Income (Loss) from Discontinued Operations.............           --            --            --
  Cumulative Effect of Accounting Changes................         (.01)          .02            --
  Gain on Sale of Discontinued Operations................           --            --            --
  Net Income.............................................         1.73          1.41          1.18
  Cash Dividends.........................................          .44           .40           .37
  Book Value.............................................         6.35          5.67          5.04
  Net Working Capital....................................         2.53          2.45          2.46
OPERATING RESULTS (Thousands of Dollars)
  Net Sales..............................................  $   845,998   $   780,326   $   706,550
  Cost of Products Sold..................................      573,392       537,828       479,179
  Gross Profit...........................................      272,606       242,498       227,371
  Interest Expense.......................................        3,248         3,120         3,441
  Income from Continuing Operations before Income Taxes..       86,338        70,854        61,893
  Income before Income Taxes as a % of Net Sales.........        10.21%         9.08%         8.76%
  Federal and State Income Taxes.........................  $    31,945   $    26,216   $    23,210
  Effective Tax Rate for Continuing Operations...........        37.00%        37.00%        37.50%
  Income from Continuing Operations......................  $    54,393   $    44,638   $    38,683
  Income from Continuing Operations as a % of Net Sales..         6.43%         5.72%         5.47%
  Income before Cumulative Effect of Accounting Changes..  $    54,393   $    44,638   $    38,683
  Income (Loss) from Discontinued Operations.............           --            --            --
  Net Income.............................................       54,156        45,127        38,683
  Cash Dividends and Share Purchase Rights Redeemed......       13,601        12,587        12,114
  Addition to (Reduction of) Retained Earnings...........       13,563        17,338        26,569
  Net Income Applicable to Common Stock..................       54,156        45,127        38,683
  % Return on Average Shareholders' Equity...............        28.95%        26.35%        24.75%
  Depreciation and Amortization..........................  $    19,042   $    16,631   $    15,478
DISTRIBUTION OF NET INCOME
  % Paid to Shareholders.................................        25.11%        27.89%        31.32%
  % Reinvested in Business...............................        74.89%        72.11%        68.68%
FINANCIAL POSITION (Thousands of Dollars)
  Current Assets.........................................  $   188,810   $   188,419   $   171,309
  Current Liabilities....................................      111,093       110,759        91,780
  Working Capital........................................       77,717        77,660        79,529
  Net Property, Plant, and Equipment.....................      177,844       157,770       145,849
  Total Assets of Continuing Operations..................      372,568       352,405       322,746
  Total Assets of Discontinued Operations -- Net.........           --            --            --
  Total Assets...........................................      372,568       352,405       322,746
  Long-Term Debt and Capital Lease Obligations...........       54,741        51,114        54,240
  Shareholders' Equity...................................      194,640       179,553       163,009
  Retained Earnings......................................      174,642       161,079       143,741
  Current Ratio..........................................         1.70          1.70          1.87
CURRENT SHARE DATA
  Number of Shares Outstanding at Year-End...............   30,674,603    31,675,846    32,368,956
  Average Shares Outstanding During Year.................   31,217,725    32,090,544    32,758,995
  Number of Shareholders of Record at Year-End...........        5,556         4,653         4,534
OTHER OPERATIONAL DATA
  Capital Expenditures - Net (Thousands of Dollars)......  $    35,005   $    27,541   $    26,626
  Members at Year-End....................................        6,131         6,257         5,926


      1991         1990         1989          1988         1987          1986          1985          1984
$      1.02   $      1.30   $       .79   $       .69   $       .59   $       .68   $       .60   $       .37
         --            --            --           .03           .03           .03           .01           .01
         --            --            --            --            --            --            --            --
         --            --            --           .22            --            --            --            --
       1.02          1.30           .79           .94           .62           .71           .61           .38
        .36           .30           .24           .20           .20           .16           .15           .14
       4.64          4.06          3.76          3.96          3.33          3.35          2.91          2.59
       2.13          1.64          1.66          2.59          1.94          1.79          1.54          1.47

$   607,710   $   663,896   $   602,009   $   532,456   $   516,262   $   460,137   $   445,068   $   376,267
    411,168       458,522       409,942       366,599       355,456       301,197       300,883       265,813
    196,542       205,374       192,067       165,857       160,806       158,940       144,185       110,454
      3,533         3,611         3,944         4,188         3,512         3,417         4,011         4,470
     52,653        69,085        44,656        41,919        41,887        53,960        49,171        29,885
      8.66%        10.41%         7.42%         7.87%         8.11%        11.73%        11.05%         7.94%
$    19,745   $    25,907   $    17,193   $    16,139   $    18,431   $    26,000   $    23,603   $    13,598
     37.50%        37.50%        38.50%        38.50%        44.00%        48.18%        48.00%        45.50%
$    32,908   $    43,178   $    27,463   $    25,780   $    23,456   $    27,960   $    25,568   $    16,287
      5.42%         6.50%         4.56%         4.84%         4.54%         6.08%         5.74%         4.33%
$    32,908   $    43,178   $    27,463   $    25,780   $    23,456   $    27,960   $    25,568   $    16,287
         --            --            --         9,515         1,310         1,294           456           485
     32,908        43,178        27,463        35,295        24,766        29,254        26,024        16,772
     11,656         9,931         8,298         7,956         7,957         6,569         6,422         6,149
     18,182       (11,952)      (17,444)       20,986       (18,750)       15,737        13,871        10,623
     32,908        43,178        27,463        35,295        24,766        29,254        26,012        16,760
     23.41%        33.24%        19.92%        25.77%        18.85%        22.74%        22.29%        15.37%
$    14,084   $    13,973   $    12,866   $    11,860   $    10,227   $     8,746   $     8,442   $     7,889

     35.42%        23.00%        30.22%        22.54%        32.13%        22.46%        24.68%        36.66%
     64.58%        77.00%        69.78%        77.46%        67.87%        77.54%        75.32%        63.34%

$   150,901   $   146,591   $   162,576   $   175,367   $   139,679   $   140,329   $   129,763   $   117,332
     82,275        93,465       106,104        78,787        66,136        67,560        65,826        53,430
     68,626        53,126        56,472        96,580        73,543        72,769        63,937        63,902
    125,465       124,603       114,116        94,339        95,372        84,622        70,486        69,213
    280,893       276,984       284,322       275,928       235,621       242,366       222,976       203,755
         --            --            --            --         9,734        11,841        11,213         8,387
    280,893       276,984       284,322       275,928       245,355       254,207       234,189       212,142
     35,664        39,575        38,271        38,712        42,328        38,542        37,833        35,833
    149,575       131,612       128,203       147,549       126,388       136,336       120,913       112,580
    117,172        98,990       110,942       128,386       107,400       126,150       110,413        96,542
       1.83          1.57          1.53          2.23          2.11          2.08          1.97          2.20

 32,208,685    32,384,897    34,097,088    37,323,582    37,976,636    40,724,192    41,608,264    43,380,180
 32,371,488    33,110,405    34,816,050    37,426,836    39,794,062    41,083,028    42,846,944    43,837,768
      4,466         4,331         4,124         4,134         3,218         3,179         3,378         3,555

$    13,907   $    20,709   $    12,807   $    10,299   $    15,669   $    16,953   $     9,037   $     6,905
      5,599         6,073         6,385         5,423         5,840         5,492         5,092         5,122


HON INDUSTRIES Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis



FINANCIAL OVERVIEW

The 1994 U.S. business economy stimulated a year of solid growth for HON INDUSTRIES and its operating companies. It represents the second consecutive year of record performance by the Company.

- -----------------------------------------------------------------------------
                         FISCAL YEARS IN PERSPECTIVE
                                   1994              1993            1992
                                   VS.               VS.             VS.
                         1994      1993     1993     1992    1992    1991
- -----------------------------------------------------------------------------
                         (Dollars in millions, except per share amounts)
Net sales.............   $846.0    + 8.4%   $780.3  +10.4%  $706.6  +16.3%
Operating income......   $ 87.1    +21.9%   $ 71.5  +14.7%  $ 62.3  +14.4%
Net income............   $ 54.2    +20.0%   $ 45.1  +16.7%  $ 38.7  +17.5%
Net income per share..   $ 1.73    +22.7%   $ 1.41  +19.5%  $ 1.18  +15.7%
- -----------------------------------------------------------------------------

For 1994, net sales, operating income, net income, and net income per share were each the "best-ever" in the Company's history. This was the case for 1993 results as well.

- -----------------------------------------------------------------------------
                            LEVERAGING INCREASED SALES
                                        Percentage Relationships to Net Sales
- -----------------------------------------------------------------------------
                                         1994          1993          1992
Cost of products sold................       67.8%         68.9%         67.8%
Gross profit.........................       32.2%         31.1%         32.2%
Selling and administrative expenses..       21.9%         21.9%         23.4%
Operating income.....................       10.3%          9.2%          8.8%
Net income...........................        6.4%          5.8%          5.5%
- -----------------------------------------------------------------------------

The Company leveraged its increased sales by either reducing or holding the line on costs and expenses which added to bottom line performance.

- -----------------------------------------------------------------------------
                              KEY FINANCIAL GOALS
                                                                        1994
                                                         GOAL         ACTUAL
- -----------------------------------------------------------------------------
Annual net income growth...............                    15%*          20%
Annual return on assets employed.......                    25%           25%
Annual productivity gain per employee..                     8%           11%
*Double net income by year 2000
- -----------------------------------------------------------------------------

These represent the Company's key financial goals. Actual performance may exceed the goals in some years and fall short in others, but over the longer-term, management is committed to achieving or exceeding these goals on the average.

Readers are encouraged to carefully review the Company's consolidated financial statements and related notes found elsewhere in the report for more comprehensive explanations of many of the issues discussed in this section.

RESULTS OF OPERATIONS

Industry sources estimate total sales for the 1994 U.S. office furniture industry to be in the range of $8.7 billion. Industry shipments are reported to be up 7.7% for the year. These results, however, were significantly influenced by a few large office furniture manufacturers that compete in the higher-end contract segment of the market. This segment rebounded in 1994 after several years of pent-up demand. The Company primarily participates in this industry segment through its operating company, The Gunlocke Company.

The Company's 1994 sales growth of 8.4% (9.9% year-over-year for continuing operations) exceeds the overall industry growth rate indicating market share gains. Management estimates approximately 5% of the sales growth resulted from unit growth and 3% from pricing increases. Heatilator Inc., the Company's gas and wood-burning prefabricated metal fireplace and stove company, also turned in a record performance year. While there is no reliable industry data to reference, management believes Heatilator Inc. has regained its industry leadership position which it had lost prior to being acquired by the Company in 1981.

The Company's 1994 financial results were driven principally by three business factors:

1)  Increases in market share in core markets;

2) Productivity improvements achieved through the Company's rapid continuous improvement program; and

3)  Stringent cost containment and reduction actions.

INCREASES IN MARKET SHARE

A key business strategy has been and continues to be profitable sales growth, especially in core office furniture and prefabricated fireplace markets. Office furniture sales growth is being led by the growth of the retail superstores. This channel represents a key growth market for the Company's products. Accordingly, new products and branding strategies are being targeted to serve this channel better. The Company is simultaneously maintaining its high standards of support and service to its long-standing traditional channels of distribution which include dealers, wholesalers, and governmental accounts.

Product development is a major strategic focus for the Company. Investments for new products, product line extensions, and improvements to existing products continue to increase. Consolidated expenses for product development for fiscal years 1994, 1993, and 1992 increased 31.4%, 31.0%, and 74.3%, respectively.
Approximately 30% of the Company's 1994 net sales were from products introduced in the past three years. The product development emphasis for office furniture has been with seating, systems, desks, and lateral file products. For the fireplace business, the emphasis has been on applying new gas technologies to both fireplace and stove products.

The demand for the Company's office furniture products is most influenced by the state of the general economy and the rate of growth of small- and medium-sized businesses. Management sees no clear correlation between demand for office furniture products in the U.S., as distinguished from home furnishings, and the rise and fall of the prime rate charged by leading banks. This seems to be a major point of difference between the two industries.

Increased market share for prefabricated metal fireplaces and related products has been gained principally through the introduction of innovative new gas fireplace and stove products. These products have helped position Heatilator at the top of its industry. Demand for Heatilator's fireplace products is more closely tied to the growth rate of residential construction and remodeling that, in turn, are somewhat dependent on home mortgage interest rates.

As noted previously, fiscal year 1993 also represented record operating results even though it included a $4.0 million pretax charge for discontinuing the operations of one of the Company's office furniture operating companies. The introduction of new products and product line extensions, responsive sales and marketing programs, reliable customer service and support, and reducing customer lead times stimulated 1993 sales growth by 10.4%. This performance was achieved against a backdrop of 5% reported sales growth for the broader U.S. office furniture industry.

Fiscal year 1992 also represented a solid year of growth for the Company. Financial performance for the year reflected a gradually improving customer demand for the Company's products. Industry sales growth for 1992 was 6% while the Company's sales growth exceeded 16%.

PRODUCTIVITY IMPROVEMENTS

Management has successfully leveraged its increased sales to achieve bottom line growth. Cost of products sold and operating expenses, as a percent of net sales, have been reduced or stabilized by employing a diligent companywide rapid continuous improvement program (RCI). The program focuses on all aspects of the business ranging from product design, manufacturing processes, distribution activities, and administrative support processes. The program objective is to eliminate nonvalue-added activities and to simplify and streamline processes to make them more responsive and less costly. RCI results to date represent a wide range of successes.

 . Products have been redesigned to enhance their quality and make them easier to manufacture.

HON INDUSTRIES Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis



 . Production setup times have been reduced by 50% to 90%.

 . Production processes are being reengineered to be more efficient, reduce cost, and improve product quality.

 . Personnel are freed up to work full time on supporting RCI, which keeps the improvement momentum growing.

 . Factory space is being freed up as work-in-process inventories are reduced, allowing for increased production capacity.

 . Inventory turns are steadily improving as work-in-process inventories are eliminated from the processes.

 . Customer lead time is continuing to improve and is setting a new industry standard.

 . Administrative support processes are being challenged, streamlined, and simplified to be more responsive without adding personnel.

Management expects productivity gains from the ongoing RCI program to largely offset 1995 material and member cost increases. These gains, coupled with cost reduction program savings and material substitution efforts, should minimize product price increases to the customer and preserve profit margins.

STRINGENT COST CONTAINMENT AND REDUCTION

Selling and administrative costs are also a major cost containment and reduction target. These expenses, as a percent of net sales, have been reduced or held stable over the past three years. This is especially noteworthy considering the intense competitive sales environment during the period. RCI also plays an important role in managing these costs.

BUSINESS CONSOLIDATION

During 1994, the Company consolidated the operations of its XLM Company with The HON Company. Using The HON Company's broader-based distribution channels for XLM products has increased market share and profitability in the rapidly growing retail and commercial dealer office furniture channels.

Chandler Attwood Limited, the Company's "experimental laboratory" with local distributed manufacturing, has been a financial disappointment. The business was launched in 1993. To improve financial performance, the Company will close four of its sites, reposition its products and service at the remaining two sites, and concentrate resources on new product development. The knowledge gained from this experiment has been successfully implemented in other operating companies.

In late 1993, HON INDUSTRIES closed its CorryHiebert Corporation office furniture plant located in Corry, Pennsylvania. The closure decision resulted in a charge of $4.0 million to 1993 earnings (after-tax effect of $2.5 million or $.08 per share). As of December 31, 1994, $0.9 million of the reserve remained unspent.

In 1993, the Company acquired the DOVRE brand of cast iron fireplaces and woodstoves for North and South America from Dovre Industries, NV, a Belgian company, for approximately $1.2 million. These products are manufactured and marketed through Heatilator. Heatilator reengineered the product and added gas burning products to the line. This product is quite popular with domestic consumers because of its high-gloss enamel finish that gives it a unique appearance and its advanced flame technology.

TAXES

Management actively takes steps to manage its tax burden. The Company's effective tax rate was 37.0% for fiscal years 1994 and 1993, and 37.5% for 1992.

COMPARATIVE FINANCIAL PERFORMANCE

The Company's financial performance compares favorably to all U.S. industry. The Company was first recognized in Fortune magazine's list of the 500 Largest Industrial Corporations based on its 1985 results. Companies are included on the basis of annual net sales, but management suggests it is bottom line performance that really distinguishes HON INDUSTRIES Inc. For example, the Company ranked #414 in sales and #246 in profits based on its 1993 results. Below is a table showing the annual ranking of the Company for the past three years for various performance measures reported by Fortune:

                                 1993  1992  1991
                                ------------------
Sales..........................   414   436   462
Profits........................   246   231   270
Market Value...................   304   283   312
Profits as % of Sales..........   131   138   136
Profits as % of Assets.........    30    33    44
Profits as % of Shareholders'
   Equity......................    33    40    54
Earnings per Share: 10-Year
   Annual Growth Rate..........    58    45   129
Total Return to Investors for
   Year........................   153   114   191
Total Return to Investors for
   10 Years....................    63   131   144

These rankings demonstrate the relative financial performance of the Company and its ability to sustain profitability and return to investors while increasing sales.

FINANCIAL CONDITION

Cash Management
- ---------------
                                1994    1993    1992
                               -----------------------
                                (Dollars in Millions)
Cash, Cash Equivalents, &
  Short-Term Investments at
  Year-End...................  $ 30.7  $ 44.4  $ 45.9
Net Capital Expenditures.....  $ 35.0  $ 27.5  $ 26.6
Current Ratio................    1.70    1.70    1.87
Net Working Capital..........  $ 77.7  $ 77.7  $ 79.5
Net Cash from Operations.....  $ 64.6  $ 64.0  $ 55.8
Receivables Turns per Year...    9.51    9.60    9.79
Inventory Turns per Year.....   14.00   15.61   14.51
Asset Turns per Year.........    2.33    2.31    2.34

During 1994, cash from operations of $64.6 million provided most of the funds necessary to meet working capital needs; acquire property, plant, and equipment; repay long-term debt; pay dividends; and repurchase Company stock.

Inventory turnover demonstrates the Company's success in reducing its investment in inventories. Had the Company experienced the same inventory turns in 1994 as it had in 1991 (11.67), inventories would have been $8.2 million higher in 1994 than they actually were.

Net capital expenditures (net of disposals) for all three years were principally for the acquisition of more efficient and productive machinery and equipment. Management anticipates 1995 fiscal year expenditures will be similar to the 1994 level. The largest capital expenditures planned for 1995 are for additional facility expansion for The HON Company at its Muscatine, Iowa, and Richmond, Virginia, operations.

Future capital required to finance operations, improvements, and growth is expected to be met from cash generated by operations and additional long-term debt as circumstances dictate.

Dividends
- ---------

The Company's dividend payout was $0.44, $0.40, and $0.37 per common share for years 1994, 1993, and 1992, respectively.

- -------------------------------------------------------
           INCREASED QUARTERLY DIVIDENDS

  DIVIDEND AMOUNT
 PER COMMON SHARE   % INCREASE      DATE EFFECTIVE
- -------------------------------------------------------
      $0.12             9.1%       March 1, 1995
      $0.11            10.0%       March 1, 1994
      $0.10            11.1%       December 1, 1992
- -------------------------------------------------------

Historically, the Company's dividend payout percentage has ranged from approximately 25% to 33% of prior year earnings. The Company expects to continue its policy of paying quarterly cash dividends. Through the March 1, 1995, dividend payment, the Company has paid 160 consecutive quarterly common stock dividends (40 years).

COMMON STOCK TRANSACTIONS

The HON INDUSTRIES Inc. 1994 Members' Stock Purchase Plan was approved at the May 1994 Annual Shareholders Meeting. Under the new plan, 500,000 shares of common stock were made available for issuance to members. The introduction of the new plan resulted in a 56% increase in member participation which contributed to the 19% increase in the number of Company shareholders during 1994.

The Board of Directors first authorized the Company to repurchase its common stock in 1985 and has periodically renewed the authorization. At the February 1994 Board of Directors meeting, the Board authorized the Company to repurchase up to $20.0 million of its own shares. Over a ten-year time period, 14,806,397 shares of HON INDUSTRIES common stock have been purchased at a cost of $197.1 million or an average cost of $13.31 per share.

              COMMON STOCK REPURCHASED UNDER BOARD AUTHORIZATIONS

                1994       1993      1992     1991-1985      TOTAL
             --------------------------------------------------------
               (Dollars in millions, except cost per share amounts)

Shares
 acquired..   1,078,835   751,399   819,687   12,156,476   14,806,397
Cost of
 shares....      $ 29.6    $ 19.6    $ 16.1       $131.8       $197.1
Cost per
 share.....      $27.48    $26.05    $19.63       $10.84       $13.31

By virtue of these repurchases, there has been a significant reduction in the number of shares outstanding, and earnings per share are higher. The Company will continue to acquire its stock in the open market and from members whenever management, acting under Board authority, believes such action is in the best interest of the shareholders and Company.

During 1992, the Company established the HON Members Company Ownership Plan, an employee stock ownership plan (ESOP). A trust was established to administer the plan as a long-term retirement benefit for members.

HON INDUSTRIES Inc. and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

OTHER MATTERS

David C. Stuebe was named Vice President and Chief Financial Officer of the Company, effective October 4, 1994. He replaced John W. Axel, Senior Vice President, Finance and Development, who had resigned in January 1994. Mr. Stuebe is a Certified Public Accountant and has a diverse financial and operations background in various manufacturing businesses.

The Company is in EDGAR phase-in Group CF-4, which required the Company to begin submitting SEC filings electronically as of December 6, 1993. All subsequent SEC filings, except the 1993 Annual Report on Form 10-K which was exempt, have been filed through EDGAR.

Although the U.S. rate of inflation is not currently an issue, the possibility of it becoming a factor in the future has not been eliminated. The Company adjusts the selling prices of its products to maintain profit margins whenever possible. In addition, it employs a variety of other inflation defenses. For example, the LIFO method is used for valuing inventories; investments are routinely made to upgrade plants and equipment to increase worker productivity; RCI projects are continually being pursued to improve productivity; and ongoing cost control disciplines are routinely employed. In 1995, some select raw material prices are projected to increase more rapidly than the rate of general inflation, but this situation is not expected to have a significant impact on the level of profitability.

The Company is a party to a few matters arising in connection with laws and regulations pertaining to the protection of the environment. It has been named along with various other "potentially responsible parties" as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994, by the California Department of Toxic Substances Control (DTSC) in connection with the former Firestone Tire and Rubber Company facility in South Gate, California. Firestone owned and operated the facility from 1927 until 1981. The Company acquired part of the facility in 1981. The Company is cooperating with Firestone in the preparation of a Remedial Investigation/Feasibility Study Workplan which will be submitted to the DTSC in 1995. Since the facility investigation has not begun, the Company is not able to reasonably estimate the cost of site investigation, the cost of potential remedial actions, or its final allocation share of those costs, if any. The Company periodically reviews these costs and will disclose each of the costs, if material, when they can be reasonably estimated. Nevertheless, management does not believe that the Company's potential liability for any of the environmental matters, including the former Firestone Tire and Rubber Company facility, will have a material effect on the Company's liquidity, financial position, or results of operations taken as a whole. Please refer to the "Contingencies" note in the "Notes to Consolidated Financial Statements" for additional discussion of the Company's environmental risks.

Management has launched a program to improve the Company's investor relations effort. The ultimate improvements will take many forms. Early evidence of this effort is this Annual Report to Shareholders. There has been a focus on ease of readability and on report content believed to be most relevant to shareholders and potential new investors.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      -----------------------------------------------------

      The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

      The Summary of Unaudited Quarterly Results of Operations is presented in the "Investor Information" section which follows the "Notes to the Consolidated Financial Statements" material filed as part of this report.

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      ------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
- ---------------------

      None.

PART III

      ITEM 10.  DIRECTORS OF THE REGISTRANT.
      --------------------------------------

      The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

      ITEM 11.  EXECUTIVE COMPENSATION.
      ---------------------------------

      The information under the caption "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

      ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      ---------------------------------------------------------------
MANAGEMENT.
- -----------

      The information under the caption "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

      The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      ---------------------------------------------------------

      None.

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
      --------------------------------------------------------------------------

      (a) (1) Financial Statements.
              ---------------------

              The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1994 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                        Page
                                                                        ----

          Report of Independent Auditors.............................    27

          Consolidated Statements of Income for the Years Ended
          December 31, 1994; January 1, 1994; and January 2, 1993....    28

          Consolidated Balance Sheets -- December 31, 1994;
          January 1, 1994; and January 2, 1993.......................    29

          Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1994; January 1, 1994; and
          January 2, 1993............................................    30

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1994; January 1, 1994; and January 2, 1993....    31

          Notes to Consolidated Financial Statements.................    32

          Investor Information (including Summary of Unaudited
          Quarterly Results of Operations)...........................    36

          (2) Financial Statement Schedules.
              ------------------------------

              The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

       Schedule II  Valuation and Qualifying Accounts for the
                    Years Ended December 31, 1994; January 1,
                    1994; and January 2, 1993........................    38

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      (b) Reports on Form 8-K.
          --------------------

          There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

      (c) Exhibits.
          ---------

          The following exhibits are filed pursuant to Item 601 of Regulation S-K:

                                                                      Page(s) in
          Exhibit                                                     Form 10-K
          -------                                                     ----------

          (10)    Change in Control Agreement of the Registrant......     40

          (22)    Subsidiaries of the Registrant.....................     52

          (24)    Consent of Independent Auditors....................     53

          (27)    Financial Data Schedule............................     54

          (28A)   Executive Bonus Plan of the Registrant.............     55

          (28B)   Executive Long-Term Incentive Compensation Plan
                  of the Registrant..................................     60

      (d) Financial Statement Schedules.
          ------------------------------

          See Item 14(a)(2).

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HON INDUSTRIES Inc.



Date:   February 13, 1995                   By /s/ Stanley M. Howe
        -----------------                      ------------------------------
                                               Stanley M. Howe
                                               Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each Director whose signature appears below authorizes and appoints Stanley M. Howe as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments and post-effective amendments to this report.



       Signature                      Title                     Date
       ---------                      -----                     ----


/s/  Stanley M. Howe           Chairman of the Board and       2/13/95
- -------------------------      Director
Stanley M. Howe



/s/  Jack D. Michaels          President and CEO,              2/13/95
- -------------------------      Principal Executive Officer,
Jack D. Michaels               and Director



/s/  Melvin L. McMains         Controller and                  2/13/95
- -------------------------      Principal Accounting Officer
Melvin L. McMains



/s/  David C. Stuebe           Vice President and              2/13/95
- -------------------------      Chief Financial Officer
David C. Stuebe

       Signature                      Title                     Date
       ---------                      -----                     ----


/s/  Robert W. Cox                   Director                  2/13/95
- -------------------------
Robert W. Cox



/s/  W. James Farrell                Director                  2/13/95
- -------------------------
W. James Farrell



/s/  Lee Liu                         Director                  2/13/95
- -------------------------
Lee Liu



/s/  Celeste C. Michalski            Director                  2/13/95
- -------------------------
Celeste C. Michalski



/s/  Michael S. Plunkett             Director                  2/13/95
- -------------------------
Michael S. Plunkett



/s/  Herman J. Schmidt               Director                  2/13/95
- -------------------------
Herman J. Schmidt



/s/  Richard H. Stanley              Director                  2/13/95
- -------------------------
Richard H. Stanley



/s/  Jan K. Ver Hagen                Director                  2/13/95
- -------------------------
Jan K. Ver Hagen



/s/  Lorne R. Waxlax                 Director                  2/13/95
- -------------------------
Lorne R. Waxlax

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
HON INDUSTRIES Inc.


We have audited the accompanying balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 31, 1994, January 1, 1994, and January 2, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HON INDUSTRIES Inc. and subsidiaries as of December 31, 1994, January 1, 1994, and January 2, 1993, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits in 1994 and its method of accounting for income taxes and postretirement benefits other than pensions in 1993.



Ernst & Young LLP


February 1, 1995

HON INDUSTRIES Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME


==================================================================================================================================

FOR THE YEARS                                                                                1994           1993          1992
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales..............................................................................  $845,998,000   $780,326,000  $706,550,000
Cost of products sold..................................................................   573,392,000    537,828,000   479,179,000
- ----------------------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                                                           272,606,000    242,498,000   227,371,000
Selling and administrative expenses....................................................   185,490,000    171,048,000   165,075,000
- ----------------------------------------------------------------------------------------------------------------------------------
   OPERATING INCOME                                                                        87,116,000     71,450,000    62,296,000
- ----------------------------------------------------------------------------------------------------------------------------------
Interest income........................................................................     2,470,000      2,524,000     3,038,000
Interest expense.......................................................................     3,248,000      3,120,000     3,441,000
- ----------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES..........................................................    86,338,000     70,854,000    61,893,000
Income taxes...........................................................................    31,945,000     26,216,000    23,210,000
- ----------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES...............................    54,393,000     44,638,000    38,683,000
Cumulative effect of accounting changes................................................      (237,000)       489,000            --
   NET INCOME..........................................................................  $ 54,156,000   $ 45,127,000  $ 38,683,000
==================================================================================================================================
   NET INCOME PER COMMON SHARE:
Income before cumulative effect of accounting changes..................................  $       1.74   $       1.39         $1.18
Cumulative effect of accounting changes................................................          (.01)           .02            --
   NET INCOME..........................................................................  $       1.73   $       1.41         $1.18
==================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


HON INDUSTRIES Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------------------------------------
AS OF YEAR-END                                                                               1994           1993            1992
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents...........................................................  $ 27,659,000   $  32,778,000  $ 40,069,000
   Short-term investments..............................................................     3,083,000      11,598,000     5,872,000
   Receivables.........................................................................    94,269,000      83,650,000    78,857,000
   Inventories.........................................................................    43,259,000      38,630,000    30,262,000
   Deferred income taxes...............................................................    11,565,000      11,304,000    11,439,000
   Prepaid expenses and other current assets...........................................     8,975,000      10,459,000     4,810,000
- ------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                188,810,000     188,419,000   171,309,000
PROPERTY, PLANT, AND EQUIPMENT.........................................................   177,844,000     157,770,000   145,849,000
OTHER ASSETS...........................................................................     5,914,000       6,216,000     5,588,000
- ------------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                       $372,568,000    $352,405,000  $322,746,000
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses...............................................  $ 99,898,000    $ 97,205,000  $ 78,904,000
   Income taxes........................................................................     4,949,000       6,936,000     5,750,000
   Note payable and current maturities of long-term obligations........................     6,246,000       6,618,000     7,126,000
- ------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                           111,093,000     110,759,000    91,780,000
LONG-TERM DEBT AND OTHER LIABILITIES...................................................    46,080,000      45,260,000    46,519,000
CAPITAL LEASE OBLIGATIONS..............................................................     8,661,000       5,854,000     7,721,000
DEFERRED INCOME TAXES..................................................................    12,094,000      10,979,000    13,717,000
SHAREHOLDERS' EQUITY
   Common stock........................................................................    30,675,000      31,676,000    32,369,000
   Paid-in capital.....................................................................       434,000         281,000     2,580,000
   Retained earnings...................................................................   174,642,000     161,079,000   143,741,000
   Receivable from HON Members Company Ownership Plan..................................   (11,111,000)    (13,483,000)  (15,681,000)
- ------------------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                          194,640,000     179,553,000   163,009,000
- ------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $372,568,000    $352,405,000  $322,746,000
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

- ----------------------------------------------------------------------------------------------------

FOR THE YEARS                                                  1994           1993           1992
- ----------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of year...........................  $ 31,676,000   $ 32,369,000   $ 32,209,000
   Purchase of shares...................................    (1,078,000)      (751,000)      (818,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.........................        77,000         58,000         62,000
   Shares issued under HON Members Company
    Ownership Plan......................................            --             --        916,000
- ----------------------------------------------------------------------------------------------------
      Balance, end of year..............................  $ 30,675,000   $ 31,676,000   $ 32,369,000
- ----------------------------------------------------------------------------------------------------
PAID-IN CAPITAL
   Balance, beginning of year...........................  $    281,000   $  2,580,000   $    194,000
   Purchase of shares...................................    (1,567,000)    (3,615,000)   (15,229,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.........................     1,720,000      1,316,000      1,031,000
   Shares issued under HON Members Company
    Ownership Plan......................................            --             --     16,584,000
- ----------------------------------------------------------------------------------------------------
      Balance, end of year..............................  $    434,000   $    281,000   $  2,580,000
- ----------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance, beginning of year...........................  $161,079,000   $143,741,000   $117,172,000
   Net income...........................................    54,156,000     45,127,000     38,683,000
   Purchase of shares...................................   (26,992,000)   (15,202,000)            --
   Cash dividends declared, common......................   (13,601,000)   (12,587,000)   (12,114,000)
- ----------------------------------------------------------------------------------------------------
      Balance, end of year..............................  $174,642,000   $161,079,000   $143,741,000
- ----------------------------------------------------------------------------------------------------
RECEIVABLE FROM HON MEMBERS COMPANY OWNERSHIP PLAN
   Balance, beginning of year...........................  $(13,483,000)  $(15,681,000)  $         --
   Principal loaned to HON Members Company
    Ownership Plan......................................            --             --    (17,500,000)
   Principal repaid by HON Members Company
    Ownership Plan......................................     2,372,000      2,198,000      1,819,000
- ----------------------------------------------------------------------------------------------------
      Balance, end of year..............................  $(11,111,000)  $(13,483,000)  $(15,681,000)
- ----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
      Balance, end of year..............................  $194,640,000   $179,553,000   $163,009,000
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS                                                                               1994            1993            1992
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income........................................................................  $ 54,156,000   $  45,127,000   $  38,683,000
   Noncash items included in net income:
     Depreciation and amortization...................................................    19,042,000      16,631,000      15,478,000
     Other postretirement and postemployment benefits................................     2,104,000       1,750,000              --
     Deferred income taxes...........................................................       854,000      (2,113,000)       (175,000)
     Cumulative effect of accounting changes.........................................       237,000        (489,000)             --
     Other -- net....................................................................        54,000          58,000        (109,000)
   Changes in working capital:
     Receivables.....................................................................   (10,619,000)     (4,468,000)    (12,962,000)
     Inventories.....................................................................    (4,629,000)     (7,909,000)      6,567,000
     Prepaid expenses................................................................     1,484,000      (5,428,000)       (677,000)
     Accounts payable and accrued expenses...........................................     4,619,000      16,434,000       8,847,000
     Accrued facilities closing and reorganization expenses..........................    (1,885,000)      1,867,000              --
     Income taxes payable............................................................    (1,847,000)      1,186,000        (350,000)
   Increase in other liabilities.....................................................     1,077,000       1,334,000         452,000
- ------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) operating activities..................................    64,647,000      63,980,000      55,754,000
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Capital expenditures -- net.......................................................   (35,005,000)    (27,541,000)    (26,626,000)
   Acquisition spending..............................................................            --      (1,265,000)     (2,393,000)
   Receivable from HON Members Company
    Ownership Plan...................................................................     2,372,000       2,198,000     (15,681,000)
   Short-term investments -- net.....................................................     8,515,000      (5,726,000)     (1,444,000)
   Other -- net......................................................................      (291,000)     (1,901,000)       (134,000)
- ------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) investing activities..................................   (24,409,000)    (34,235,000)    (46,278,000)
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Purchase of HON INDUSTRIES common stock...........................................   (29,637,000)    (19,568,000)    (16,047,000)
   Proceeds from long-term debt......................................................            --              --      17,500,000
   Payments of note and long-term debt...............................................    (3,916,000)     (6,025,000)     (7,375,000)
   Proceeds from sale of HON INDUSTRIES common stock
    to HON Members Company Ownership Plan............................................            --              --      17,500,000
   Proceeds from sale of HON INDUSTRIES
    common stock to members..........................................................     1,797,000       1,144,000         944,000
   Dividends paid....................................................................   (13,601,000)    (12,587,000)    (12,114,000)
- ------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) financing activities..................................   (45,357,000)    (37,036,000)        408,000
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................    (5,119,000)     (7,291,000)      9,884,000
- ------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................    32,778,000      40,069,000      30,185,000
- ------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................................  $ 27,659,000   $  32,778,000   $  40,069,000
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPAL BUSINESS AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates in one principal business segment, the manufacture of office furniture and accessories, including file cabinets, desks, chairs, credenzas, and panel systems. The Company also manufactures factory-built fireplaces, fireplace inserts, and stoves; however, this business is not of sufficient size to be a reportable segment.

One customer accounted for approximately 10%, 13%, and 12% of consolidated net sales in 1994, 1993, and 1992, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Year-End
- -----------------------------------------------
The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1994 ended on December 31, 1994; 1993 ended on January 1, 1994; and 1992 ended on January 2, 1993.

Cash and Cash Equivalents
- -------------------------
The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments
- ----------------------
Short-term investments are stated at cost, which approximates market value.

Receivables
- -----------
Accounts receivable are presented net of an allowance for doubtful accounts of $1,654,000; $1,917,000; and $1,964,000 for 1994, 1993, and 1992, respectively.

Inventories
- -----------
Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

Property, Plant, and Equipment
- ------------------------------
Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10-20 years; buildings, 10-40 years; and machinery and equipment, 4-12 years.

CHANGES IN BUSINESS

On October 8, 1993, the Company announced the closing of its CorryHiebert Corporation furniture plant located in Corry, Pennsylvania, which closed on December 17, 1993. The closure resulted in a pretax charge of $3,980,000 (after-tax effect of $2,507,000, or $.08 per share) recorded in the fiscal quarter ended October 2, 1993.


SUPPLEMENTAL CASH FLOW INFORMATION
                                      1994     1993     1992
                                     -------------------------
                                          (In thousands)
Interest paid during the year......  $ 3,234  $ 3,219  $ 3,447
Income taxes paid during the year..   32,534   27,144   23,734

The Company incurred capital lease obligations of $8,561,000 in 1992 in connection with lease agreements to acquire information technology equipment.


INVENTORIES
                                      1994     1993     1992
                                     -------------------------
                                          (In thousands)
Finished products.................   $13,554  $10,731  $ 8,252
Materials and work in process.....    29,705   27,899   22,010
                                     -------------------------
                                     $43,259  $38,630  $30,262
                                     =========================

Current replacement cost exceeded the amount stated for inventories valued by the LIFO method by approximately $12,983,000; $11,705,000; and $12,666,000 as of year-end 1994, 1993, and 1992, respectively.


PROPERTY, PLANT, AND EQUIPMENT
                                       1994      1993      1992
                                     ----------------------------
                                            (In thousands)
Land and land improvements.........  $  8,832  $  8,779  $  8,767
Buildings..........................    84,801    81,409    79,819
Machinery and equipment............   185,421   158,386   142,528
Construction and equipment
  installation in progress.........    17,915    18,085    17,048
                                     ----------------------------
                                      296,969   266,659   248,162
Less allowances for depreciation...   119,125   108,889   102,313
                                     ----------------------------
                                     $177,844  $157,770  $145,849
                                     ============================


ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                      1994     1993     1992
                                     -------------------------
                                          (In thousands)
Trade accounts payable.............  $40,939  $36,873  $28,638
Compensation.......................    3,343    2,843    2,658
Profit sharing and retirement
  expense..........................   11,066   10,913   10,009
Vacation pay.......................    8,579    8,083    7,957
Marketing expenses.................   17,443   20,995   12,370
Workers' compensation, general,
  and product liability expenses...    5,492    6,925    7,359
Other accrued expenses.............   13,036   10,573    9,913
                                     -------------------------
                                     $99,898  $97,205  $78,904
                                     =========================

LONG-TERM DEBT AND OTHER LIABILITIES

                                        1994     1993     1992
                                        -------------------------
                                             (In thousands)
Industrial development revenue
 bonds, various issues, payable
 through 2013 with interest
 at 5.85 - 8.13% per annum............  $24,928  $25,396  $26,040
Note payable to bank, payable
 quarterly through 1996 with
 interest at a variable rate
 (6.69% at year-end 1994).............    9,700   12,100   14,100
Other notes and amounts...............   11,452    7,764    6,379
                                        -------------------------
                                        $46,080  $45,260  $46,519
                                        =========================

Aggregate maturities of long-term debt and other liabilities are as follows (in thousands):

        1995                     $ 5,468
        1996                      12,150
        1997                       1,391
        1998                       1,541
        1999                         976
        Thereafter                30,022

Certain of the above borrowing arrangements include covenants which require the maintenance of a minimum level of working capital, place restrictions on the payment of cash dividends, and limit the assumption of additional debt and lease obligations. Approximately $146,489,000 of retained earnings were unrestricted at the end of 1994.

The fair value of the Company's outstanding long-term debt obligations at year-end 1994 approximates the recorded aggregate amount.

Property, plant and equipment, with net carrying values of approximately $28,406,000 at the end of 1994, are mortgaged.

INCOME TAXES

Effective January 3, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS No. 109). Financial statements for years prior to 1993 were not restated. The cumulative effect of adopting FAS No. 109 at January 3, 1993, was to increase net income by $489,000, or $.02 a share.

Significant components of the provision for income taxes are as follows:

                                                    Deferred
                                Liability Method      Method
                                  1994      1993       1992
                                ----------------------------
                                (In thousands)
Current:
 Federal......................  $27,504   $26,084    $20,499
 State........................    3,587     2,734      2,886
                                ----------------------------
                                 31,091    28,818     23,385
Deferred......................      854    (2,602)      (175)
                                ----------------------------
                                $31,945   $26,216    $23,210
                                ============================

The components of the provision for deferred income taxes for the year ended
 January 2, 1993, are as follows:

                                                1992
                                       --------------
                                       (In thousands)
Provision for closing facilities and
  reorganization expenses............          $(164)
Other, net...........................            (11)
                                               -----
                                               $(175)
                                               =====

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                     1994      1993      1992
                                    --------------------------
Federal statutory tax rate.........  35.0%     35.0%     34.0%
State taxes, net of federal
 tax effect........................   2.8       2.4       3.1
Other, net.........................   (.8)      (.4)       .4
Effective tax rate.................  37.0%     37.0%     37.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        Dec. 31,    Jan. 1,
                                                          1994       1994
                                                        -------------------
                                                           (In thousands)
Net long-term deferred tax liabilities:
  Tax over book depreciation..........................  $(13,630)  $(11,620)
  Other, net..........................................     1,536        641
                                                        -------------------
    Total net long-term deferred tax liabilities......   (12,094)   (10,979)
                                                        -------------------
Net current deferred tax assets:
  Workers' compensation, general, and
   product liability accruals.........................     2,029      2,610
  Vacation accrual....................................     3,180      2,988
  Other, net..........................................     6,356      5,706
                                                        -------------------
    Total net current deferred tax assets.............    11,565     11,304
                                                        -------------------
    Net deferred tax (liabilities) assets.............  $   (529)  $    325
                                                        ===================

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements


SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

                                      1994         1993         1992
                                  -------------------------------------
Common Stock, $1 Par Value
  Authorized..................    100,000,000  100,000,000  100,000,000
  Issued and outstanding........   30,674,603   31,675,846   32,368,956
Preferred Stock
  Authorized....................    1,000,000    1,000,000    1,000,000
  Issued and outstanding........           --           --           --

The Company purchased 1,078,835; 751,399; and 819,687 shares of its common stock during 1994, 1993, and 1992, respectively.

Cash dividends declared and paid per share for each year are:

                                     1994      1993     1992
                                     -----------------------
Common shares...................     $.44      $.40     $.37

Net income per common share is based on the weighted average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares.

Shares of common stock were issued in 1994, 1993, and 1992 pursuant to a members' stock purchase plan as follows:

                                1994     1993     1992
                               ------------------------
Shares issued................  77,302   49,816   54,207
Average price per share......  $23.25   $22.96   $17.42

During 1994, shareholders approved the 1994 Members' Stock Purchase Plan. Under the new plan, 500,000 shares of common stock were registered for issuance to participating members. Beginning on July 3, 1994, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours per week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 2,000 shares, with a maximum fair market value of $25,000 in any calendar year. During 1994, 77,302 shares of common stock were issued under the plan at an average price of $23.25. An additional 422,698 shares were available for issuance under the plan at December 31, 1994.

The Company has granted restricted stock awards aggregating 75,500 shares of common stock to officers. Vesting of such shares, which is generally dependent on continued employment, occurs in 25% increments annually. The officers are entitled to dividends and have voting rights on all shares awarded. Unearned compensation expense, representing the fair market value of the shares at the date of grant, is charged to income over the vesting period. Approximately $37,000; $223,000; and $356,000 were charged to income as a result of the awards for the years 1994, 1993, and 1992, respectively. At year-end 1994, 1,875 of the awarded shares were not vested.

Pursuant to the Company's Shareholder Rights Plan, each share of common stock carries with it one Right. Each Right entitles a shareholder to buy one two-hundredth of a share of a new series of preferred stock at an exercise price of $75.00. Each one two-hundredth of a share of the new preferred stock has terms designed to make it the economic equivalent of one share of common stock. Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the then current exercise price of the Right, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right.

The Company has entered into change in control employment agreements with corporate officers and certain other key employees. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Company's common stock or when more than one-third of the Company's Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors. Upon a change in control, a key employee is deemed to have a two-year employment with the Company, and all his or her benefits are vested under Company plans. If, at any time within two years of the change in control, his or her position, salary, bonus, place of work, or Company-provided benefits are modified, or employment is terminated by the Company for any reason other than cause or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive a severance payment equal to two times salary and the average of the prior two years' bonuses.

RETIREMENT BENEFITS

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $10,849,000; $10,092,000; and $9,472,000 in 1994, 1993, and 1992, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $228,000; $172,000; and $151,000 for 1994, 1993, and 1992, respectively. The actuarial present value of benefit obligations, less related plan assets at fair value, is not significant.

In 1992, the Company established a trust to administer a newly adopted leveraged employee stock ownership plan (ESOP), the HON Members Company Ownership Plan. Company contributions based on employee eligible earnings and dividends on the shares are used to make loan interest and principal payments. As the loan is repaid, shares are distributed to the ESOP trust for allocation to participants. Selected financial data pertaining to the ESOP is as follows:

                                               1994        1993       1992
                                         ---------------------------------
                                         (In thousands, except share data)
Company contribution to ESOP...........    $  2,977    $  2,962   $  2,742
Dividend income of ESOP................         403         366        339
Company interest expense on ESOP
loan...................................         656         605        802
Shares of common stock allocated to
ESOP participant accounts..............     133,945     133,666    122,198
Shares held in suspense (unallocated)
by ESOP as of year-end.................     526,421     660,366    794,032
Fair value of shares held in suspense
by ESOP as of year-end.................    $ 14,082    $ 18,490   $ 18,660
Closing market price of common stock
as of year-end.........................    $  26.75    $  28.00   $  23.50

In 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which required accrual accounting for nonaccumulating postemployment benefits. The cumulative effect of adoption was to reduce net income by $237,000, after tax, or $.01 a share.

POSTRETIREMENT HEALTH CARE

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 3, 1993, and recorded the cumulative effect of the accounting change on the deferred recognition basis. The cost of providing these benefits was previously recognized in the period in which the benefits were paid.

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

                                                         Dec. 31,    Jan. 1,
                                                             1994       1994
                                                         --------------------
                                                            (In thousands)
Accumulated postretirement benefit obligation (APBO):
 Retirees..............................................  $  6,947   $  7,192
 Fully eligible active plan participants...............     3,816      3,374
 Other active plan participants........................     6,397      6,368
Unrecognized net loss                                        (713)    (1,659)
Unrecognized transition obligation                        (12,932)   (13,650)
                                                         --------------------
Accrued postretirement benefit cost                      $  3,515   $  1,625
                                                         ====================
Net periodic postretirement benefit costs include:
Service cost                                             $    687   $    603
Interest cost                                               1,242      1,134
Amortization of transition obligation over 20 years           718        718
                                                         --------------------
Net periodic postretirement benefit cost                 $  2,647   $  2,455
                                                         ====================

The discount rates at December 31, 1994, and January 1, 1994, were 8.0% and 7.5%, respectively. The 1995 trend rates begin at 8.6% for the post-65 medical coverage and 12.2% for the prescription drug coverage. These rates decrease until their respective caps are reached in the year 2002 for post-65 medical coverage and 2001 for prescription drug coverage. Thereafter, the medical trend rates applicable to the Company subsidy are assumed to be zero percent. Since the pre-65 benefit is currently capped, medical trend rates are assumed to be zero percent for all years. If the medical trend rates were increased by 1.0% for each year, the APBO as of December 31, 1994, would increase by $98,000, and the sum of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1994 would increase by $8,000. The 1992 cost for these postretirement benefits on a pay-as-you-go basis was $1,023,000.

LEASES

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1994 are as follows:

                                                                   Capitalized        Operating
                                                                     Leases             Leases
                                                                   ----------------------------
                                                                           (In thousands)
1995............................................................       $ 1,696         $3,335
1996............................................................         2,024          2,440
1997............................................................         2,024          1,274
1998............................................................         2,024            877
1999............................................................         2,024            244
Thereafter......................................................         5,210            511
                                                                       -------         ------
Total minimum lease payments....................................        15,002         $8,681
Less amount representing interest...............................         5,563         ======
                                                                       -------
Present value of net minimum
  lease payments, including current
  maturities of $778,000........................................       $ 9,439
                                                                       =======

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

                                                            1994          1993           1992
                                                         ------------------------------------
                                                                     (In thousands)
Buildings..............................................  $ 3,709       $ 3,709        $ 3,709
Machinery and equipment................................    8,419         8,286          8,286
                                                         ------------------------------------
                                                          12,128        11,995         11,995

Less allowances for
  depreciation.........................................    2,507         4,376          2,682
                                                         ------------------------------------
                                                         $ 9,621       $ 7,619        $ 9,313
                                                         ====================================

Rent expense for the years 1994, 1993, and 1992 amounted to approximately $6,572,000; $4,854,000; and $5,031,000, respectively. Contingent rent expense under both operating and capitalized leases (generally based on mileage of transportation equipment) amounted to $525,000; $490,000; and $674,000 for the years 1994, 1993, and 1992, respectively.

CONTINGENCIES

In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to a few remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Because each of these matters is subject to various uncertainties (such as the extent of contamination, the type of remediation, or other action that may be required), the Company cannot predict the actual costs it will ultimately incur with respect to these matters. However, based on the existence of other "potentially responsible parties" to share in such costs, the volume and type of waste the Company is believed to have contributed to each site and the period of time over which environmental costs may be paid, the Company does not believe that potential liability at these sites will have a material effect on the Company's liquidity, financial position, or results of operations taken as a whole.

HON INDUSTRIES Inc. and Subsidiaries

Investor Information



CORPORATE HEADQUARTERS

     HON INDUSTRIES Inc.
     P O Box 1109
     414 East Third Street
     Muscatine IA  52761-7109
     Telephone: 319-264-7400

INDEPENDENT AUDITORS

     Ernst & Young LLP
     Sears Tower
     233 South Wacker Drive
     Chicago IL 60606-6301

FINANCIAL INFORMATION AND INQUIRIES

Shareholders and other interested investors are welcome to call or write with questions or requests for additional information.

Inquiries should be directed to:

     David C. Stuebe, Vice President and CFO
     HON INDUSTRIES Inc.
     P O Box 1109
     Muscatine IA 52761-7109
     Telephone: 319-264-7400

COMMON STOCK

HON INDUSTRIES common stock trades on The Nasdaq Stock market under the symbol:
HONI. Stock price quotations can be found in major daily newspapers and The Wall Street Journal.

TRANSFER AGENT

The Company serves as its own transfer agent. Share-holders may report a change of address or make inquiries by writing or calling:

     Stock Transfer Department
     HON INDUSTRIES Inc.
     P O Box 1109
     Muscatine IA 52761-7109
     Telephone: 319-264-7223

COMMON STOCK DIVIDENDS

The Company has paid a cash dividend every quarter since April 15, 1955 -- for 40 years. The 1994 annual dividend was $0.44 per share, up 10% from the 1993 dividend and marked the sixth consecutive year of increases. The quarterly dividend increased another 9.1% from $0.11 to $0.12 per share for the March 1, 1995, payment. Dividends are expected to be paid on March 1, June 1, September 1, and December 1 in fiscal 1995.

QUARTERLY CALENDAR

The Company operates on a fiscal year ending on the Saturday nearest December
31. Quarterly results are typically announced within 20 days after the end of each quarter, and audited results are typically announced within 40 days after year-end.

Fiscal 1995         Quarter-End Dates
- -----------         -----------------
First quarter       Saturday, April 1
Second quarter      Saturday, July 1
Third quarter       Saturday, September 30
Fourth quarter      Saturday, December 30

ANNUAL MEETING

The Company's annual shareholders' meeting will be held at 10:30 a.m. on Tuesday, May 9, 1995, at the Holiday Inn, Highways 61 & 38 North, Muscatine, Iowa. For overnight lodging reservations, please call 319-264-5550.

Shareholders and other interested investors are encouraged to attend the meeting.

10-K REPORT

A copy of the Company's annual report filed with the Securities and Exchange Commission on Form 10-K is available, without charge, upon written request to David C. Stuebe, Vice President and CFO, at the address noted above.

SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                                               First      Second    Third     Fourth     Total
                                              Quarter    Quarter   Quarter*  Quarter      Year
                                             --------------------------------------------------
                                                   (In thousands, except per share data)
Year-End 1994:
 Net sales..................................   $200,693   $193,045  $222,112  $230,148  $845,998
 Gross profit...............................     63,374     59,713    71,005    78,514   272,606
 Income before income taxes.................     18,458     14,637    24,659    28,584    86,338
 Income taxes...............................      6,830      5,415     9,124    10,576    31,945
 Income before cumulative effect
   of accounting changes....................     11,628      9,222    15,535    18,008    54,393
 Cumulative effect of accounting changes....       (237)        --        --        --      (237)
 Net income.................................     11,391      9,222    15,535    18,008    54,156
 Net income per common share:
 Income before cumulative effect of
  accounting changes.......................        .37        .30       .49       .58      1.74
 Cumulative effect of accounting changes...       (.01)        --        --        --      (.01)
Net income per common share................        .36        .30       .49       .58      1.73
Year-End 1993:
 Net sales..................................   $186,111   $177,537  $203,070  $213,608  $780,326
 Gross profit...............................     55,457     53,643    64,024    69,374   242,498
 Income before income taxes.................     12,807     12,946    18,628    26,473    70,854
 Income taxes...............................      4,675      4,725     7,021     9,795    26,216
 Income before cumulative effect
   of accounting changes....................      8,132      8,221    11,607    16,678    44,638
 Cumulative effect of accounting changes....        489         --        --        --       489
 Net income.................................      8,621      8,221    11,607    16,678    45,127
 Net income per common share:
 Income before cumulative effect of
   accounting changes.......................        .25        .25       .36       .53      1.39
 Cumulative effect of accounting changes....        .02         --        --        --       .02
 Net income per common share................        .27        .25       .36       .53      1.41
Year-End 1992:
 Net sales..................................   $158,575   $163,806  $195,968  $188,201  $706,550
 Gross profit...............................     50,100     53,243    65,043    58,985   227,371
 Income before income taxes.................     11,470     14,025    19,632    16,766    61,893
 Income taxes...............................      4,301      5,260     7,361     6,288    23,210
 Net income.................................      7,169      8,765    12,271    10,478    38,683
 Net income per common share................        .22        .26       .38       .32      1.18

*In 1993, includes a pretax charge of $3,980,000 (after-tax effect of $2,507,000, or $.08 per share) for discontinuing the operations of a subsidiary.


COMMON STOCK MARKET PRICE AND PRICE/
EARNINGS RATIO (UNAUDITED)
ANNUAL 1994 -- 1984
                                                 Price/
                Market                          Earnings
                Price*                            Ratio
           ---------------        Earnings    -------------
                                    per
Year       High        Low         Share*     High     Low
- -----------------------------------------------------------
1994      $ 34        $ 24        $1.73        20      14
1993        29-1/4      21-1/2     1.41        21      15
1992        23-1/2      16-1/2     1.18        20      14
1991        20-1/2      13-1/4     1.02        20      13
1990        23          13-1/2     1.30        18      10
1989        19-7/8       8-3/4      .79        25      11
1988        10-1/4       7-7/8      .94        11       8
1987        11-1/2       8-1/8      .62        19      13
1986         9-7/8       7          .71        14      10
1985         7-3/4       4-1/8      .61        13       7
1984         5-3/4       3-3/4      .38        15      10
                                             --------------
 Eleven-Year Average                           18      11
                                             ==============
*Adjusted for the effect of stock splits

COMMON STOCK MARKET PRICES AND DIVEDENDS
(UNAUDITED)
QUARTERLY 1994 -- 1993

     1994 by                             Divedends
     Quarters      High        Low       per Share
- ----------------------------------------------------
       1st        $ 34       $ 24-1/2       $.11
       2nd          34         26-1/4        .11
       3rd          27-3/8     24            .11
       4th          28-1/2     25-1/4        .11
                                            -----
                   Total Dividends Paid     $.44
                                            =====

     1993 by                             Divedends
     Quarters      High        Low       per Share
- ----------------------------------------------------
       1st        $ 29-1/4   $ 22-3/4       $.10
       2nd          29-1/4     21-1/2        .10
       3rd          28-1/2     25            .10
       4th          29         26-1/2        .10
                                            -----
                   Total Dividends Paid     $.40
                                            =====

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     HON INDUSTRIES Inc. AND SUBSIDIARIES

                               December 31, 1994

- ------------------------------------------------------------------------------------------------------------------------------------
COL.A                                      COL. B                        COL. C                       COL. D              COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                          ------------------------------------
DESCRIPTION                         Balance at Beginning        (1)                (2)          Deductions--Describe  Balance at End
                                         of Period        Charged to Costs   Charged to Other                           of Period
                                                            and Expenses    Accounts--Describe
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           (In thousands)
Reserves deducted in the
 consolidated balance sheet
 from the assets to which
 they apply:

  Year ended December 31, 1994:            $1,917              $  594                                $  857 (A)           $1,654
   Allowance for doubtful accounts         ======              ======                                ======               ======

  Year ended January 1, 1994:              $1,964              $  632                                $  679 (A)           $1,917
   Allowance for doubtful accounts         ======              ======                                ======               ======

  Year ended January 2, 1993:              $1,826              $1,325                                $1,187 (A)           $1,964
   Allowance for doubtful accounts         ======              ======                                ======               ======


Note A--Excess of accounts written off over recoveries.

     ITEM 14(a)(3) - INDEX OF EXHIBITS.
     ----------------------------------

                                                                     Page
                                                                     ----
     Exhibits
     --------

     (10)     Change in Control Agreement of the Registrant.........  40

     (22)     Subsidiaries of the Registrant........................  52

     (24)     Consent of Independent Auditors.......................  53

     (27)     Financial Data Schedule...............................  54

     (28A)    Executive Bonus Plan of the Registrant................  55

     (28B)    Executive Long-Term Incentive Compensation
              Plan of the Registrant................................  60