Form 10-Q
period 1995-04-01
HON INDUSTRIES INC
filed 1995-05-16
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 1, 1995

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

    Common Stock, $1 Par Value -- 30,657,290 shares as of April 1, 1995

Exhibit Index is on page 11.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
April 1, 1995, and December 31, 1994                                    3-4

Condensed Consolidated Statements of Income --
Three Months Ended April 1, 1995, and April 2, 1994                       5

Condensed Consolidated Statements of Cash Flows --
Three Months Ended April 1, 1995, and April 2, 1994                       6

Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8-9


                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               10

EXHIBIT INDEX                                                            11

   (27)  Financial Data Schedule                                         12

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                           April 1,
                                            1995     December 31,
                                         (Unaudited)     1994
ASSETS                                      (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 39,580    $ 27,659
 Short-term investments                     3,093       3,083
 Receivables                               78,127      94,269
 Inventories (Note B)                      44,046      43,259
 Deferred income taxes                     11,565      11,565
 Prepaid expenses and
   other current assets                     9,515       8,975

   Total Current Assets                   185,926     188,810

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 8,863       8,832
 Buildings                                 84,940      84,801
 Machinery and equipment                  190,173     185,421
 Construction in progress                  23,498      17,915
                                          307,474     296,969
 Less accumulated depreciation            123,037     119,125

 Net Property, Plant, and Equipment       184,437     177,844

OTHER ASSETS                                5,769       5,914

   Total Assets                          $376,132    $372,568


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                           April 1,
                                            1995     December 31,
                                         (Unaudited)     1994
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $ 89,908      $ 99,898
 Income taxes                              11,670         4,949
 Note payable and current maturities
   of long-term debt obligations            4,717         6,246

   Total Current Liabilities              106,295       111,093

LONG-TERM DEBT AND OTHER LIABILITIES       46,356        46,080

CAPITAL LEASE OBLIGATIONS                   8,454         8,661

DEFERRED INCOME TAXES                      12,094        12,094

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -
 Common, $1 par value; authorized
 100,000,000 shares; outstanding --
 1995 - 30,657,290 shares;
 1994 - 30,674,603 shares                  30,657        30,675

 Paid-in capital                              529           434
 Retained earnings                        182,887       174,642
 Receivable from HON Members Company
   Ownership Plan                         (11,140)      (11,111)

   Total Shareholders' Equity             202,933       194,640

   Total Liabilities and
     Shareholders' Equity                $376,132      $372,568


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                          Three Months Ended
                                          April 1,    April 2,
                                            1995        1994
                                         (In thousands, except
                                            per share data)

Net sales                                $216,498    $200,693

Cost of products sold                     147,556     137,319

 Gross Profit                              68,942      63,374

Selling and administrative expenses        48,565      44,820

 Operating Income                          20,377      18,554

Interest income                               690         541

Interest expense                              948         637

 Income Before Income Taxes                20,119      18,458

Income taxes                                7,544       6,830

 Income Before Cumulative Effect of
   Accounting Change                       12,575      11,628

Cumulative effect of
  accounting change (Note C)                    -        (237)

 Net Income                              $ 12,575    $ 11,391

Net income per common share:

 Income before cumulative effect of
   accounting change                     $    .41    $    .37

 Cumulative effect of
   accounting change (Note C)                   -        (.01)

 Net Income                              $    .41    $    .36

Average number of common
  shares outstanding                   30,644,226  31,517,001

Cash dividends per common share          $    .12    $    .11



See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Three Months Ended
                                          April 1,    April 2,
                                            1995        1994
                                             (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                              $ 12,575    $ 11,391
 Noncash items included in net income:
   Depreciation and amortization            4,997       4,599
   Other postretirement and postemployment
     benefits                                 645         701
   Cumulative effect of accounting
     change (Note C)                            -         237
   Other - net                                 14          11
 Net increase (decrease) in noncash operating
   assets and liabilities                  11,546      (4,935)
 Increase in other liabilities             (1,858)     (1,134)
   Net cash flows from operating
     activities                            27,919      10,870

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net               (11,432)     (7,604)
 Short-term investments - net                 (29)     (4,084)
 Long-term investments                        (10)          -
 Other - net                                    2         (91)
   Net cash flows (to) investing
     activities                           (11,469)    (11,779)

Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock   (1,129)     (7,119)
 Payments of note and long-term debt         (276)     (1,050)
 Proceeds from sales of HON INDUSTRIES
   common stock to members                    553         339
 Dividends paid                            (3,677)     (3,457)
   Net cash flows (to) financing
     activities                            (4,529)    (11,287)

Net increase (decrease) in cash and
   cash equivalents                        11,921     (12,196)
Cash and cash equivalents at beginning
 of period                                 27,659      32,778

Cash and cash equivalents at end
  of period                              $ 39,580    $ 20,582


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               April 1, 1995


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    April 1, 1995
($000)                               (Unaudited)  December 31, 1994

Finished products                     $14,902         $13,554
Materials and work in process          29,144          29,705
                                      $44,046         $43,259


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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying condensed consolidated financial statements.

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                          Comparison of
Increases (Decreases)       Three Months Ended Three Months Ended
Dollars in Thousands         April 1, 1995 &    April 1, 1995 &
                              April 2, 1994       Dec. 31, 1994

Net sales                   $15,805    7.9%    $(13,650)   (5.9)%
Cost of products sold        10,237    7.5       (4,078)   (2.7)
Selling & Administrative
  expenses                    3,745    8.4       (1,018)   (2.1)
Interest income                 149   27.5           88    14.6
Interest expense                311   48.8           (1)    (.1)
Income taxes                    714   10.5       (3,032)  (28.7)
Income before cumulative
  effect of accounting
  change                        947    8.1       (5,433)  (30.2)
Cumulative effect of
  accounting change             237  100.0            -       -
Net income                    1,184   10.4       (5,433)  (30.2)


For the quarter ended April 1, 1995, consolidated net sales were $216.5 million, a 7.9% increase from $200.7 million in the first quarter of 1994. Net income increased 10.4% to $12.6 million from $11.4 million in the same quarter a year ago. Earnings per share rose 13.9% to $0.41 from $0.36. This was a record first quarter for the Company for both net sales and net income.

The increase in sales primarily resulted from an increase in the volume of sales directed at end-users which are small and medium-sized companies. It also reflected increased sales of higher margin products, resulting from an aggressive marketing program. In recent weeks, the Company has experienced a decrease in sales, which is believed to have resulted primarily from a principal customer who has been reducing its inventory. Thus, it is premature to know if this is a new trend.

The Company has been able to leverage its increased sales to make profitability gains. Earnings have benefited from productivity improvements achieved principally through rapid continuous improvement (RCI) programs. The focus on RCI has allowed the Company to simplify processes, leading to cost containment and increased efficiency. These gains have been offset somewhat by increases in interest expenses and taxes.



                               Page 8 of 12

Gross profit margins have been maintained in the face of competitive market conditions and increased labor and material costs. Gross profit for the first quarter of 1995 was 31.8% versus 31.6% for the same period in 1994. The same "holding the line" situation is true for comparative selling and administrative expenses as well. Selling and administrative expenses for the current quarter were 22.4% of net sales compared to 22.3% for the same quarter in 1994.

Interest income and interest expense are both up for the quarter compared to a year ago for the same reason -- higher interest rates.

The estimated annual effective income tax rate for fiscal year 1995 has increased from 37.0% in 1994 to 37.5%, primarily as a result of the Company being subjected to increased state income taxes.

Cash and short-term investments increased from $30.7 million as of year-end 1994 to $42.7 million as of April 1, 1995. The primary use of cash during the first quarter was for new capital expenditures. Net capital expenditures for the first three months of 1995 have been $11.4 million compared to $7.6 million for the same period in 1994.

In the first quarter, the Company repurchased 41,413 shares of its common stock at an average price of $27.26 per share. At its February 13, 1995, meeting, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock.

The Board of Directors raised the Company's quarterly dividend on common stock in the first quarter to $0.12 per share from $0.11 per share. The dividend was payable March 1, 1995, to shareholders of record February 23, 1995. The payment of this dividend marked 40 consecutive years of paying a regular quarterly dividend. The increase is the 38th time the rate has been increased since the Company began paying dividends in 1955.

The Board of Directors at its May 8, 1995, meeting authorized the payment of a $0.12 per share quarterly dividend payment on common stock payable June 1, 1995, to shareholders of record May 18, 1995.


















                               Page 9 of 12

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 9, 1995, for the purpose of electing four Directors to the Board of Directors, and to vote on the adoption of a proposed 1995 Stock-Based Compensation Plan. Proxies for the meeting were solicited pursuant to
   Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for Directors as listed in the proxy statement were elected. Shareholders also approved the proposed stock-based compensation plan as listed in the proxy statement.

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


                                 HON INDUSTRIES Inc.


Dated:  May 16, 1995             By  /s/ David C. Stuebe
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



                                 By  /s/ Melvin L. McMains
                                     Melvin L. McMains
                                     Controller

                             PART II. EXHIBITS


EXHIBIT INDEX                                                          Page

(27)  Financial Data Schedule                                            12