Form 10-Q
period 1995-07-01
HON INDUSTRIES INC
filed 1995-07-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 1, 1995

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

    Common Stock, $1 Par Value -- 30,524,155 shares as of July 1, 1995

Exhibit Index is on page 13.











                               Page 1 of 14

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
July 1, 1995, and December 31, 1994                                     3-4

Condensed Consolidated Statements of Income --
Three Months Ended July 1, 1995, and July 2, 1994                         5

Condensed Consolidated Statements of Income --
Six Months Ended July 1, 1995, and July 2, 1994                           6

Condensed Consolidated Statements of Cash Flows --
Six Months Ended July 1, 1995, and July 2, 1994                           7

Notes to Condensed Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

   (27)  Financial Data Schedule                                         14















                               Page 2 of 14
                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                           July 1,
                                            1995     December 31,
                                         (Unaudited)     1994
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 20,818      $ 27,659
 Short-term investments                     4,173         3,083
 Receivables                               89,486        94,269
 Inventories (Note B)                      42,242        43,259
 Deferred income taxes                     10,716        11,565
 Prepaid expenses and other
  current assets                           10,455         8,975

   Total Current Assets                   177,890       188,810

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 8,843         8,832
 Buildings                                 85,304        84,801
 Machinery and equipment                  191,643       185,421
 Construction in progress                  32,606        17,915
                                          318,396       296,969
 Less accumulated depreciation            125,520       119,125

 Net Property, Plant, and Equipment       192,876       177,844

OTHER ASSETS                                5,593         5,914

   Total Assets                          $376,359      $372,568


See accompanying notes to condensed consolidated financial statements.













                               Page 3 of 14
                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                           July 1,
                                            1995     December 31,
                                         (Unaudited)     1994
LIABILITIES AND SHAREHOLDERS' EQUITY                    (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $ 98,115      $ 99,898
 Income taxes                               5,229         4,949
 Note payable and current maturities
   of long-term debt obligations            5,750         6,246

   Total Current Liabilities              109,094       111,093

LONG-TERM DEBT AND OTHER LIABILITIES       44,630        46,080

CAPITAL LEASE OBLIGATIONS                   8,240         8,661

DEFERRED INCOME TAXES                      11,034        12,094

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -
 Common, $1 par value; authorized
 100,000,000 shares; outstanding --
 1995 - 30,524,155 shares;
 1994 - 30,674,603 shares                  30,524        30,675

 Paid-in capital                              483           434
 Retained earnings                        183,465       174,642
 Receivable from HON Members Company
   Ownership Plan                         (11,111)      (11,111)

   Total Shareholders' Equity             203,361       194,640

   Total Liabilities and Shareholders'
    Equity                               $376,359      $372,568


See accompanying notes to condensed consolidated financial statements.










                               Page 4 of 14
                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                            Three Months Ended
                                           July 1,    July 2,
                                            1995       1994
                                           (In thousands, except
                                              per share data)

Net sales                                $206,604    $193,045

Cost of products sold                     146,246     133,332

 Gross Profit                              60,358      59,713

Selling and administrative expenses        47,688      44,703

 Operating Income                          12,670      15,010

Interest income                               587         402

Interest expense                              891         775

 Income Before Income Taxes                12,366      14,637

Income taxes                                4,638       5,415

 Net Income                              $  7,728    $  9,222

Net income per common share              $    .25    $    .30

Average number of common shares
 outstanding                           30,542,565  31,327,160

Cash dividends per common share          $    .12    $    .11















See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Six Months Ended
                                           July 1,    July 2,
                                            1995       1994
                                           (In thousands, except
                                              per share data)

Net sales                                $423,102    $393,738

Cost of products sold                     293,802     270,651

 Gross Profit                             129,300     123,087

Selling and administrative expenses        96,253      89,523

 Operating Income                          33,047      33,564

Interest income                             1,277         943

Interest expense                            1,839       1,412

 Income Before Income Taxes                32,485      33,095

Income taxes                               12,182      12,245

 Income Before Cumulative Effect of
   Accounting Change                       20,303      20,850

Cumulative effect of accounting
 change (Note C)                                -        (237)

 Net Income                              $ 20,303    $ 20,613

Net income per common share:

 Income before cumulative effect of
   accounting change                     $    .66    $    .67

 Cumulative effect of accounting
  change (Note C)                               -        (.01)

 Net Income                              $    .66    $    .66

Average number of common shares
 outstanding                           30,593,396  31,422,081

Cash dividends per common share          $    .24    $    .22


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Six Months Ended
                                           July 1,     July 2,
                                            1995        1994
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                              $ 20,303    $ 20,613
 Noncash items included in net income:
   Depreciation and amortization           10,240       9,354
   Other postretirement and postemployment
     benefits                                 968       1,271
   Deferred income taxes                     (210)        175
   Cumulative effect of accounting
     change (Note C)                            -         237
   Other - net                                 21          23
 Net increase (decrease) in noncash operating
   assets and liabilities                   2,814     (11,869)
 Increase in other liabilities             (1,607)       (568)
   Net cash flows from operating
    activities                             32,529      19,236

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net               (24,914)    (16,643)
 Short-term investments - net              (1,090)        865
 Long-term investments                         (1)         (6)
 Other - net                                   (6)         21
   Net cash flows (to) investing
    activities                            (26,011)    (15,763)

Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock   (5,278)    (12,705)
 Payments of note and long-term debt       (1,778)     (1,832)
 Proceeds from sales of HON INDUSTRIES
   common stock to members                  1,036         736
 Dividends paid                            (7,339)     (6,900)
   Net cash flows (to) financing
    activities                            (13,359)    (20,701)

Net increase (decrease) in cash and
   cash equivalents                        (6,841)    (17,228)
Cash and cash equivalents at beginning
 of period                                 27,659      32,778

Cash and cash equivalents at
 end of period                           $ 20,818    $ 15,550


See accompanying notes to condensed consolidated financial statements.






                               Page 7 of 14
                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               July 1, 1995


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 1, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                     July 1, 1995
($000)                               (Unaudited)  December 31, 1994

Finished products                     $13,098         $13,554
Materials and work in process          29,144          29,705

                                      $42,242         $43,259


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









                               Page 8 of 14
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

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

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
Increases (Decreases)  Three Months Ended Six Months Ended  Three Months Ended
Dollars in Thousands     July 1, 1995 &    July 1, 1995 &     July 1, 1995 &
                          July 2, 1994      July 2, 1994      April 1, 1995

Net sales              $13,559     7.0%    $29,364   7.5%  $(9,894)   (4.6)%
Cost of products sold   12,914     9.7      23,151   8.6    (1,310)    (.9)
Selling & Administrative
  expenses               2,985     6.7       6,730   7.5      (877)   (1.8)
Interest income            185    46.0         334  35.4      (103)  (14.9)
Interest expense           116    15.0         427  30.2       (57)   (6.0)
Income taxes              (777)  (14.3)        (63)  (.5)   (2,906)  (38.5)
Income before cumulative
  effect of accounting
  change                     -       -        (547) (2.6)        -       -
Cumulative effect of
  accounting change          -       -         237 200.0         -       -
Net income              (1,494)  (16.2)       (310) (1.5)   (4,847)  (38.5)


For the second quarter ended July 1, 1995, consolidated net sales were $206.6 million, a 7.0% increase from $193.0 million in the second quarter of 1994. Net income was $7.7 million, or $0.25 per share, in the second quarter of 1995 compared to $9.2 million, or $0.30 per share, in the year-ago period. The second quarter tends to be the Company's lowest sales quarter of the year due to the seasonal trends of office products and fireplaces.

For the six months ended July 1, 1995, consolidated net sales were $423.1 million, up 7.5% from $393.7 million in the year-ago period. Net income for the first half of 1995 was $20.3 million, or $0.66 per share, compared to $20.6 million, or $0.66 per share last year.

Second quarter sales were directly impacted by unfavorable one-time inventory adjustments by a few major customers in April and May and favorably by an aggressive marketing strategy.

Inventory adjustments are believed to be a part of a widespread trend among retailers this spring, as reported in the national media. While HON INDUSTRIES management believes its customers, including office supply superstores, had normal sales levels during the quarter, they reduced their orders from manufacturers on a one-time basis in order to permanently lower inventory levels. The Company's close partnering relationship with customers and its short production lead times not only allows but encourages customers to operate with relatively lower inventory levels.

Management believes the inventory adjustment impact on the Company is a short-term phenomenon, as evidenced by its strong performance in June. June 1995 was the best June in the history of HON INDUSTRIES in terms of sales and profitability.

The Company also accelerated its rapid continuous improvement (RCI) program and reduced discretionary expenditures during the quarter. The cost savings from these initiatives are being passed on to customers in the form of lower prices. In general terms, the Company chose to implement only selective product price increases during the second quarter of 1995 and to either maintain or lower 1994 prices for other products.

Cost of products sold and gross profit, as a percentage of net sales, were adversely impacted in the second quarter compared to the prior year quarter. The impact of less than expected net sales, the aggressive marketing strategy, and unused production capacity all contributed to the decline. As sales levels begin to increase for the balance of the year, management expects to see a percentage improvement in both cost of products sold and gross profit back to levels experienced in 1994.

Management's goal of leveraging its selling and administrative expenses was also interrupted by the lower than planned sales level in the second quarter. These expenses were held, on a six-month basis, to 22.7% of net sales for both 1995 and 1994 periods. This result was accomplished through the RCI program and cost reduction actions.

Interest income and expense are both up for the quarter and the year to date compared to a year ago because of higher interest rates.

The estimated annual effective income tax rate for fiscal year 1995 has increased from 37.0% in 1994 to 37.5%, primarily as a result of the Company being subjected to increased state income taxes.

Cash, cash equivalents, and short-term investments decreased by approximately $17.7 million for the second quarter. Most of the cash was used for capital expenditures ($13.5 million) and the repurchase of the Company's common stock ($4.1 million). The major capital expenditures are for approximately 250,000 square feet of new manufacturing, warehousing, and distribution space under construction at various locations. Construction progress remains on schedule.

During the second quarter, 154,897 shares of the Company's common stock were acquired at a cost of approximately $4.1 million, or at an average price of $26.84 per share. For the first six months of fiscal year 1995, 196,310 shares were acquired at a cost of approximately $5.3 million, or an average price of $26.93. As of July 1, 1995, approximately $15.2 million were available for further repurchases of the Board of Directors' stock repurchase authorization amount.


                               Page 10 of 14
Management is committed to achieving the Company's strategic goals of growing the business through increased profitable sales to new and existing customers, expanding market share in several segments of core markets through acquisitions, and increasing penetration of international markets.

On June 1, 1995, the Company paid a $0.12 per share quarterly dividend payment on common stock to shareholders of record May 18, 1995.

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


                                 HON INDUSTRIES Inc.


Dated:  July 27, 1995            By  /s/ David C. Stuebe
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



                                 By  /s/ Melvin L. McMains
                                     Melvin L. McMains
                                     Controller

                             PART II. EXHIBITS


EXHIBIT INDEX                                                         Page

(27)  Financial Data Schedule                                           14