Form 10-Q
period 1995-09-30
HON INDUSTRIES INC
filed 1995-11-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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
                              (319) 264-7400


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No
                                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, $1 Par Value -- 30,383,158 shares as of September 30, 1995

Exhibit Index is on page 13.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
September 30, 1995, and December 31, 1994                               3-4

Condensed Consolidated Statements of Income --
Three Months Ended September 30, 1995, and October 1, 1994                5

Condensed Consolidated Statements of Income --
Nine Months Ended September 30, 1995, and October 1, 1994                 6

Condensed Consolidated Statements of Cash Flows --
Nine Months Ended September 30, 1995, and October 1, 1994                 7

Notes to Condensed Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

   (27)  Financial Data Schedule                                         14

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 30,
                                           1995      December 31,
                                        (Unaudited)      1994
                                        -------------------------
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 24,869      $ 27,659
 Short-term investments                     3,634         3,083
 Receivables                               91,291        94,269
 Inventories (Note B)                      38,209        43,259
 Deferred income taxes                      9,867        11,565
 Prepaid expenses and
  other current assets                     11,743         8,975
                                          -------       -------
   Total Current Assets                   179,613       188,810

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 8,853         8,832
 Buildings                                 87,027        84,801
 Machinery and equipment                  200,583       185,421
 Construction in progress                  34,488        17,915
                                          -------       -------
                                          330,951       296,969
 Less accumulated depreciation            130,484       119,125
                                          -------       -------
 Net Property, Plant, and Equipment       200,467       177,844

OTHER ASSETS                                5,715         5,914
                                          -------       -------
   Total Assets                          $385,795      $372,568
                                          =======       =======


See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 30,
                                            1995     December 31,
                                        (Unaudited)      1994
                                        -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $103,092      $ 99,898
 Income taxes                               5,711         4,949
 Note payable and current maturities
   of long-term debt obligations            5,714         6,246
                                          -------       -------
   Total Current Liabilities              114,517       111,093

LONG-TERM DEBT AND OTHER LIABILITIES       45,050        46,080

CAPITAL LEASE OBLIGATIONS                   8,019         8,661

DEFERRED INCOME TAXES                       9,975        12,094

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -
 Common, $1 par value; authorized
 100,000,000 shares; outstanding --
 1995 - 30,383,158 shares;
 1994 - 30,674,603 shares                  30,383        30,675

 Paid-in capital                              462           434
 Retained earnings                        188,500       174,642
 Receivable from HON Members Company
   Ownership Plan                         (11,111)      (11,111)
                                          -------       -------
   Total Shareholders' Equity             208,234       194,640

   Total Liabilities and
    Shareholders' Equity                 $385,795      $372,568
                                          =======       =======

See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                         Three Months Ended
                                      -------------------------
                                      September 30, October 1,
                                          1995         1994
                                      -------------------------
                                        (In thousands, except
                                           per share data)

Net sales                                $228,195    $222,112

Cost of products sold                     160,319     151,107
                                          -------     -------
 Gross Profit                              67,876      71,005

Selling and administrative expenses        48,084      46,384
                                          -------     -------
 Operating Income                          19,792      24,621

Interest income                               473         925

Interest expense                              817         887
                                          -------     -------
 Income Before Income Taxes                19,448      24,659

Income taxes                                7,209       9,124
                                          -------     -------
 Net Income                                12,239      15,535
                                          =======     =======
Net income per common share                  $.41        $.49
                                          =======     =======
Average number of
 common shares outstanding             30,416,469  31,169,155

Cash dividends per common share              $.12        $.11
                                          =======     =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                          Nine Months Ended
                                      -------------------------
                                      September 30,  October 1,
                                          1995          1994
                                      -------------------------
                                        (In thousands, except
                                           per share data)

Net sales                                 $651,297    $615,850

Cost of products sold                      454,121     421,758
                                           -------     -------
 Gross Profit                              197,176     194,092

Selling and administrative expenses        144,337     135,907
                                           -------     -------
 Operating Income                           52,839      58,185

Interest income                              1,750       1,868

Interest expense                             2,656       2,299
                                           -------     -------
 Income Before Income Taxes                 51,933      57,754

Income taxes                                19,391      21,369
                                           -------     -------
 Income Before Cumulative Effect of
   Accounting Change                        32,542      36,385

Cumulative effect of
 accounting change (Note C)                      -        (237)
                                           -------     -------
 Net Income                                 32,542      36,148
                                           =======     =======
Net income per common share:

 Income before cumulative effect of
   accounting change                         $1.07       $1.16

 Cumulative effect of
  accounting change (Note C)                     -        (.01)
                                           -------     -------
 Net Income                                  $1.07       $1.15
                                           =======     =======
Average number of
 common shares outstanding              30,534,420  31,337,772

Cash dividends per common share              $ .36       $ .33
                                           =======     =======

See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                           Nine Months Ended
                                       ------------------------
                                       September 30, October 1,
                                           1995         1994
                                       ------------------------
                                             (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 32,542    $ 36,148
 Noncash items included in net income:
   Depreciation and amortization            15,596      14,222
   Other postretirement and postemployment
     benefits                                1,484       1,742
   Deferred income taxes                      (421)       (643)
   Cumulative effect of accounting
     change (Note C)                             -         237
   Other - net                                  30          34
 Net increase (decrease) in noncash operating
   assets and liabilities                    9,215     (14,280)
 Increase (decrease) in other liabilities   (1,452)        202
                                           -------     -------
   Net cash flows from
    operating activities                    56,994      37,662
                                           -------     -------
Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (37,704)    (28,985)
 Short-term investments - net                 (551)      5,431
 Long-term investments                          (1)         (7)
 Other - net                                  (273)       (277)
                                           -------     -------
   Net cash flows (to)
    investing activities                   (38,529)    (23,838)
                                           -------     -------
Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (9,478)    (19,411)
 Payments of note and long-term debt        (2,309)     (2,575)
 Proceeds from sales of HON INDUSTRIES
   common stock to members                   1,516       1,398
 Dividends paid                            (10,984)    (10,321)
                                           -------     -------
   Net cash flows (to)
    financing activities                   (21,255)    (30,909)
                                           -------     -------
Net increase (decrease) in cash and
   cash equivalents                         (2,790)    (17,085)
                                           -------     -------
Cash and cash equivalents at beginning
 of period                                  27,659      32,778
                                           -------     -------
Cash and cash equivalents
 at end of period                         $ 24,869    $ 15,693
                                           =======     =======

See accompanying notes to condensed consolidated financial statements.



                               Page 7 of 14

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            September 30, 1995


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                  September 30, 1995
($000)                                (Unaudited)   December 31, 1994
                                  -----------------------------------
Finished products                     $12,317            $13,554
Materials and work in process          25,892             29,705
                                       ------             ------
                                      $38,209            $43,259
                                       ======             ======

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

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
                       ---------------------------------------------------------
Increases (Decreases)  Three Months Ended  Nine Months Ended  Three Months Ended
Dollars in Thousands     Sept. 30, 1995 &   Sept. 30, 1995 &  Sept. 30, 1995 &
                           Oct. 1, 1994       Oct. 1, 1994      July 1, 1995
                       ------------------  -----------------  ------------------
Net sales               $6,083      2.7%   $35,447     5.8%    $21,591    10.5%
Cost of products sold    9,212      6.1     32,363     7.7      14,073     9.6
Selling & Administrative
  expenses               1,700      3.7      8,430     6.2         396      .8
Interest income           (452)   (48.9)      (118)   (6.3)       (114)  (19.4)
Interest expense           (70)    (7.9)       357    15.5         (74)   (8.3)
Income taxes            (1,915)   (21.0)    (1,978)   (9.3)      2,571    55.4
Income before cumulative
  effect of accounting
  change                     -        -     (3,843)  (10.6)          -       -
Cumulative effect of
  accounting change          -        -        237   200.0           -       -
Net income              (3,296)   (21.2)    (3,606)  (10.0)      4,511    58.4

For the third quarter ended September 30, 1995, consolidated net sales were $228.2 million, a 2.7% increase from $222.1 million in the third quarter of 1994. Net income was $12.2 million, a decrease of 21.2%, or $0.41 per share, in the third quarter of 1995 compared to $15.5 million, or $0.49 per share, in the year-ago period.

For the nine months ended September 30, 1995, consolidated net sales were $651.3 million, up 5.8% from $615.9 million in the year-ago period. Net income for the nine months of 1995 was $32.5 million, down 10.0%, or $1.07 per share, compared to $36.1 million, or $1.15 per share last year.

Lower sales to, and inventory adjustments by, certain customers in the office furniture budget market as well as aggressive pricing to Company dealers contributed to lower net income for both the third-quarter and nine-month periods of 1995. Management believes that some customers have adjusted inventory levels and reduced order quantities to the Company in response to the Company s ability to deliver product within shortened lead times. Competition has also been intense in the budget market, leading retail customers to resist price increases and demand larger discounts. Sales to the Company s dealers generally remained strong during the same period.

The Company is continuing its Rapid Continuous Improvement, or RCI, program to simplify its processes, to reduce costs, and thereby offset the erosive effect of price competition on the Company s earnings. One example of this effort is an evolving customer information system which is providing management with customer order patterns and is resulting in better production planning and shorter lead times.

The Company's ability to build and ship product efficiently, especially during peak business periods, will also be enhanced with the completion of the new warehouse and distribution center in Muscatine. In September, the Company also announced plans for construction of a new, more efficient wood laminate facility in Muscatine to be completed in late spring 1996.

Cost of products sold and gross margin, which were 70.3% and 29.7%, respectively, of net sales for the third quarter of 1995 as compared to 68.0% and 32.0% for the comparable period of 1994, were adversely impacted by aggressive price discounting. Selling and administrative expenses, on a nine-month basis, were 22.2% of net sales for 1995 compared to 21.1% for 1994. The Company has begun a program of administrative RCIs as a way of further reducing these expenses.

Cash, cash equivalents, and short-term investments increased from $25.0 million as of July 1, 1995, to $28.5 million as of September 30, 1995. The primary use of cash during the third quarter and for the year-to-date was for new capital expenditures ($12.8 million and $37.7 million, respectively) and the repurchase of the Company's common stock ($4.2 million and $9.5 million, respectively).

During the third quarter, 158,697 shares of the Company's common stock were acquired at a cost of approximately $4.2 million, or an average price of $26.47 per share. For the nine months of fiscal year 1995, 355,007 shares were acquired at a cost of approximately $9.5 million, or an average price of $26.72. As of September 30, 1995, approximately $11.0 million remain of the $20.0 million authorized for stock repurchases by the Board of Directors in February 1995.

On September 1, 1995, the Company paid a $0.12 per share quarterly dividend payment on common stock to shareholders of record August 24, 1995.

The estimated annual effective income tax rate for the remainder of fiscal year 1995 was decreased in August from 37.5% to 37.0% based on the latest analysis of the Company's projected income tax liability for the fiscal year.

The Company is a participant in a remedial investigation ("RI") begun in the third quarter of a site in South Gate, California, including property owned by The Firestone Tire & Rubber Company ("Firestone") a part of which was acquired in 1981 by the Company from Firestone. The current work has been undertaken by the parties pursuant to a Remedial Investigation/Feasibility Study Workplan

("RIFS") approved on June 15, 1995, by the California Department of Toxic Substances Control ("DTSC"). The Company is cooperating with Firestone and the DTSC in the RI and has entered into an interim funding agreement with Firestone pending the ultimate determination of the Company's responsibilities and its allocation share of site costs, if any. The Company is not able reasonably at this time to estimate cost of the site investigation, remedial actions, or its final allocation share of those costs, if any. The Company periodically reviews these costs and will disclose them, if material, when they can be reasonably estimated. Nevertheless, management does not believe that the Company s potential liability for the Firestone site will have a material effect on the Company s liquidity, financial position, or results of operations taken as a whole.

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


                                 HON INDUSTRIES Inc.


Dated:  November 1, 1995         By  /s/ David C. Stuebe
                                     -----------------------
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



                                 By  /s/ Melvin L. McMains
                                     -----------------------
                                     Melvin L. McMains
                                     Controller




















                               Page 12 of 14

                             PART II. EXHIBITS


EXHIBIT INDEX                                                         Page

(27)  Financial Data Schedule                                           14