Form 10-K
period 1995-12-30
HON INDUSTRIES INC
filed 1996-03-28
CIK 48287

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_______     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 30, 1995

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                          ___   ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 15, 1996, was: $391,628,151, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 15, 1996, was: 30,290,764.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 29, 1996, for the May 14, 1996, Annual Meeting of Shareholders are incorporated by reference into Part III.

                    Index of Exhibits is located on Page 36.

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item  1.  Business........................................................    3

Item  2.  Properties......................................................    7

Item  3.  Legal Proceedings...............................................    8

Item  4.  Submission of Matters to a Vote of Security Holders.............    9

          Table I - Executive Officers of the Registrant..................   10

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   11

Item  6.  Selected Financial Data -- Eleven-Year Summary..................   12

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   14

Item  8.  Financial Statements and Supplementary Data.....................   17

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   17

                                    PART III

Item 10.  Directors of the Registrant.....................................   18

Item 11.  Executive Compensation..........................................   18

Item 12.  Security Ownership of Certain Beneficial Owners and Management..   18

          Compliance with Section 16(a) of the Securities Exchange Act
          of 1934.........................................................   18

Item 13.  Certain Relationships and Related Transactions..................   18

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................   20

Signatures................................................................   22

Financial Statements......................................................   25

Financial Statement Schedules.............................................   35

Index of Exhibits.........................................................   36

                           ANNUAL REPORT ON FORM 10-K
                           --------------------------

                                     PART I
                                     ------


 ITEM 1.  BUSINESS.
 ------------------

GENERAL.

  HON INDUSTRIES Inc. is principally a national manufacturer and marketer of office furniture. It also manufactures and markets a limited line of personal computer accessories. In addition, it is a major manufacturer and marketer of metal prefabricated fireplaces and related products for the home building products industry.

  The Company is organized into a corporate headquarters and eight operating units with offices, manufacturing plants, distribution centers, and sales showrooms nationwide. See Item 2. Properties for additional related discussion.

  Six operating units, marketing under various brand names, participate in the office furniture and products industry. These operating units include: a division, The HON Company, and five wholly owned subsidiaries, including The Gunlocke Company, Holga Inc., BPI Inc., Chandler Attwood Limited, and Ring King Visibles, Inc. Each of these operating units manufactures and markets products which are sold through various channels of distribution and segments of the industry. The combined sales of these units rank HON INDUSTRIES Inc. as one of the larger manufacturers of office furniture in the United States. The Company is ranked as a Fortune 1000 company.

  A sixth wholly owned subsidiary, Heatilator Inc., is one of the nation's oldest and best known manufacturers of factory-built wood- and gas-burning fireplaces, fireplace inserts, freestanding stoves, and accessories serving the home building products industry. These products have contributed less than 10% of the consolidated net sales and revenues and less than 10% of consolidated net income during each of the last three years.

  An seventh wholly owned subsidiary, HON Export Limited, markets selected products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

  During 1995, the Company decided to gradually scale down its Chandler Attwood Limited operations from its six small leased manufacturing sites to eventually one, as of December 30, 1995. The final site will be closed in April 1996. Chandler Attwood Limited was a start-up operation in 1992 as a first effort with distributed manufacturing of a limited line of custom-made office furniture in select major metropolitan areas.

  In 1993, the Company closed its wholly owned subsidiary, CorryHiebert Corporation. The company manufactured metal office furniture for the contract segment of the industry. The closure resulted in a pretax charge of $4.0 million in the third quarter of fiscal year 1993.

  In January 1996, the Company announced the sale of its wholly owned subsidiary, Ring King Visibles, Inc., a manufacturer and marketer of a limited line of personal computer accessories. The sale will result in a gain and will be recorded in the first quarter of 1996.

  For further information with respect to the Company's business, including operations information, the close down of CorryHiebert Corporation and Chandler Attwood Limited, and the sale of Ring King Visibles, Inc., refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to the Consolidated Financial statements, which are filed as part of this report: "Nature of Operations and Significant Customer Information," "Changes in Business," and "Subsequent Events."

EMPLOYEES.

  The Company has 5,933 employees (members) and, of this total, 3,378 are production personnel. The Company employs 296 members who are a party to a collective bargaining agreement.

PRODUCTS.

  Office Furniture and Related Products. A broad line of metal and wood commercial and home office furniture is manufactured and marketed through The HON Company division and the Company's wholly owned subsidiaries: BPI Inc., Chandler Attwood Limited, Holga Inc., and The Gunlocke Company. Major products include: file cabinets, desks, freestanding office partitions, panel systems, credenzas, chairs, storage cabinets, tables, bookcases, machine stands, and reception area furniture. These products are typically available in contemporary and conventional styles and are priced to sell in different channels of distribution and at different price points. During 1995, Ring King Visibles, Inc., manufactured and marketed personal computer-related workstation accessories and supplies, including ergonomic accessories, workspace productivity accessories, and micrographic storage products; however, as noted earlier, this subsidiary was sold by the Company in January 1996.

  Home Building Products. Heatilator Inc., a wholly owned subsidiary, manufactures and markets a broad line of manufactured fireplaces, principally for the home. Products include wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, masonry forms, and fireplace accessories.

MANUFACTURING.

  The HON Company manufactures office furniture in California, Georgia, Iowa, Kentucky, New York, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. BPI Inc. manufactures office furniture in North Carolina and Washington. Chandler Attwood Limited manufactures office furniture in Texas. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Ring King Visibles, Inc., manufactures office products in Iowa. Heatilator manufactures home building products in Iowa.

  The Company purchases raw materials and components from a variety of vendors, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, rubber products, plastic products, and shipping cartons.

PRODUCT DEVELOPMENT.

  The Company's product development investments are principally focused on new product development, improvement of existing products, product line extension, application of ergonomic research, improvement of manufacturing processes, application of new materials, and providing engineering support and training to its operating units. The Company's investment in product development during 1995, 1994, and 1993 totaled $11.6 million, $10.1 million, and $7.7 million, respectively.

INTELLECTUAL PROPERTY.

  The Company owns 62 U.S. and 23 foreign patents and has applications pending for 38 U.S. and 48 foreign patents. In addition, the Company holds registrations for 66 U.S. and 66 foreign trademarks and has applications pending for 33 U.S. and 96 foreign trademarks.

  The Company's primary products do not require frequent technical changes. The majority of patents are design patents. They expire at various times depending on when the particular patent was issued. No individual patent nor all the Company's patents in the aggregate are material to its business.

  The Company actively protects trademarks which it believes have a significant goodwill value. The Company applies for patent protection where it believes the expense of doing so is justified. It believes that the duration of its registered patents is adequate to protect these rights. The Company also pays royalty fees in certain instances for the use of patents on products and processes owned by others.

SALES AND DISTRIBUTION:  CUSTOMERS.

  Office furniture and products are distributed nationally through more than 5,000 office product dealers, 30 wholesalers/distributors, over 50 national and regional retailers, and various contract customers. Several of the Company's office furniture operating units distribute products through common dealers, wholesalers/distributors, and retailers. Several operating units also sell products directly to state governments and to the United States government through the General Services Administration. Government sales are for certain products, for a certain price, and for a certain time period; thus, none are subject to price renegotiation. One customer, United Stationers Inc., accounted for approximately 13%, 13%, and 16% of the Company's consolidated net sales in 1995, 1994, 1993, respectively. The industry trend is toward increased consolidation of distribution which implies larger and fewer customers for the Company's office furniture and related products.

  The office furniture and products field sales organization consists of 20 regional sales managers supervising 101 salespersons, plus approximately 175 manufacturers' representatives, providing nationwide coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus. Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

  Heatilator Inc. sells its fireplace and stove products through approximately 1,700 dealers and 225 distributors. The company has a field sales organization of 3 regional sales managers supervising 10 salespersons and 4 manufacturers' representatives.

  HON Export Limited sales are made through approximately 125 office furniture dealers and wholesale distributors serving select foreign markets. They are principally located in the U.S., Mexico, and the Caribbean. The company has a field sales organization of 1 regional sales manager and 2 salespersons.

  HON INDUSTRIES' office furniture and products business has a seasonality trend with the third (July - September) and fourth (October - December) fiscal quarters historically being the two highest sales quarters each year. Home building products sales tend to have an even larger concentration in third and fourth fiscal quarters.

  As of December 30, 1995, the Company has an order backlog of approximately $54.9 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $52.3 million as of December 31, 1994, and $57.0 million as of January 1, 1994. The dollar amount of the ongoing backlog of orders at any point in time is not considered by management to be a leading indicator of the Company's expected sales for any particular fiscal period. Large dollar amounts of order backlogs are unusual since most of the Company's products are manufactured and shipped within a few weeks following receipt of order, and a low backlog is an indicator of responsive customer service.

COMPETITION.

  The principal competitive factors for both office furniture and home building products are product performance, product quality, complete and on-time delivery to the customer, price, and customer service support. The Company believes it is well positioned to compete in all of its served markets due to its market share, engineering and manufacturing capability, broad product offering, national field sales representation, and long-standing customer relationships.

  Competitive conditions vary for HON INDUSTRIES Inc. based on the industry, industry segment, channel of distribution, products involved, and the prevailing U.S. general economic environment.

  The U.S. office furniture industry for calendar year 1995 is estimated by industry sources to be $9.4 billion, up nearly 8% from 1994. It consists of several hundred domestic manufacturing companies plus foreign companies who import products. The Company's primary strength in the office furniture and products industry lies with its products for the "middle market" segment. This expanding segment of the industry typically serves the small- and medium-sized businesses who tend to be more price/value sensitive consumers. However, the Company's total office furniture sales makes it a significant player in the broader U.S. office furniture industry. The Company is a niche player in providing computer accessory products in the very large computer accessories industry. There are many competitors producing similar products; some are much larger than the Company's operating unit.

  The Company's particular home building products, prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. However, a limited number of manufacturers dominate the sales in this relatively small industry. Heatilator Inc. is one of the larger U.S. manufacturers of prefabricated metal fireplaces.

  For further discussion of the Company's competitive situation, refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EFFECTS OF INFLATION.

  Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. However, the Company does not consider the current rate of inflation in the U.S. to be a significant business issue or concern.

  The Company adjusts the selling prices of its products to maintain profit margins whenever possible. Investments are routinely made in modern plants, equipment, support systems, and for rapid continuous improvement programs.
These investments collectively focus on increasing productivity which helps to offset the effect of rising material and labor costs. Ongoing cost control disciplines are also routinely employed. In addition, the last-in, first-out
(LIFO) valuation method is used for most of the Company's inventories, which ensures the changing material and labor costs are recognized in reported income; and more importantly, these costs are recognized in pricing decisions.

  For further discussion of the effects of inflation on the Company's business, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL.

  The Company is subject to a variety of environmental laws and regulations governing discharges to air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur material cost to comply with such regulations. The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Company's environmental professionals work with responsible personnel at each manufacturing facility, the Company's environmental legal counsel, and consultants on the management of environmental, health, and safety issues. The Company's ultimate goals is to reduce, and wherever practical, eliminate the creation of hazardous waste in its manufacturing processes.

  Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. There are no financially material capital expenditures for environmental control facilities anticipated during fiscal year 1996. It is management's judgment that compliance with current regulations should not have a financially material effect on future earnings. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

  For further information regarding the Company's environmental matters, refer to Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the "Contingencies" note in the Notes to the Consolidated Financial Statements.

BUSINESS DEVELOPMENT.

  The development of the Company's business during the fiscal years ended December 30, 1995; December 31, 1994; and January 1, 1994, is discussed in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 ITEM 2.  PROPERTIES.
 --------------------

  The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations in 17 cities throughout the United States which house manufacturing and distribution operations and offices. These total an aggregate 6,176,007 square feet. Of this total, 508,099 square feet are leased, including 283,040 square feet under a capital lease.

  While the plants are of varying ages, the Company considers that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

  The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

                          Approximate
Location                  Square Feet       Owned    Leased                  Description of Use
--------                  -----------     ---------  -------                 ------------------
Avon, NY                     164,667         X                      Mfg. steel casegoods office furniture
Cedartown, GA                443,334         X                      Mfg. steel casegoods office furniture**
Louisburg, NC                176,354         X                      Mfg. wood casegoods office furniture
Mt. Pleasant, IA             288,006         X                      Mfg. metal prefabricated fireplaces
Muscatine, IA                231,444         X                      Mfg. steel office seating
Muscatine, IA                612,713         X                      Mfg. steel casegoods office furniture**
Muscatine, IA                177,000         X                      Mfg. wood casegoods office furniture
Muscatine, IA                209,100         X                      Mfg. systems panels office furniture
Owensboro, KY                311,575         X                      Mfg. wood office seating
Richmond, VA                 283,040                   X*           Mfg. metal casegoods office furniture**
South Gate, CA               520,270         X                      Mfg. steel casegoods & seating office furniture**
Sulphur Springs, TX          155,690         X                      Mfg. steel casegoods office furniture
Wayland, NY                  692,226         X                      Mfg. wood casegoods & seating office furniture
Williamsport, PA             238,326         X                      Mfg. wood casegoods office furniture
Winnsboro, SC                180,093         X                      Mfg. steel office seating
TOTAL SQUARE FEET                         4,400,798  283,040
                                          =========  =======
  *  A capital lease.         **  Also includes a regional warehouse/distribution center.

          The Company also owns a 223,680 square foot manufacturing facility located in Muscatine, Iowa, which it leases to another company; and it owns a 478,837 square foot office and manufacturing facility located in Corry, Pennsylvania, which is listed for sale. Other manufacturing facilities are located in Dallas, TX; Kent, WA; Mt. Pleasant and Muscatine, IA; Salisbury, NC; and Van Nuys, CA. These facilities total an aggregate of 789,652 square feet. Of this total, 225,059 square feet are leased. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

          There are no major encumbrances on Company-owned properties. The Company does have outstanding mortgages on certain properties, and the amount of these outstanding mortgages is disclosed in the "Long-Term Debt and Other Liabilities" note in the Notes to Consolidated Financial Statements, which are filed as a part of this report. Refer to the "Property, Plant, and Equipment"
note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

          ITEM 3.  LEGAL PROCEEDINGS.
          ---------------------------

          Along with several other potentially responsible parties ("PRPs"), the Company has been involved with site investigation and clean-up activities imposed by the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") at one waste disposal site in Georgia which allegedly received waste materials containing hazardous substances generated by the Company or its subsidiaries. In general, under CERCLA, each PRP which actually contributes hazardous substances to a Superfund site is jointly and severally liable for the costs associated with investigating and cleaning up the site. Customarily, the PRPs will work with the Environmental Protection Agency ("EPA") or equivalent state agency to agree upon and implement a plan for site remediation. PRPs for the Georgia site have been required to institute a monitoring program, a background groundwater study, and a possible remediation work plan. The EPA has issued a Record of Decision for the site ("ROD") following the completion of a Remedial Investigation/Feasibility Study. The ROD identified manganese, a constituent not included in waste sent by the Company to the site, as the sole constituent of concern. The Company also owns a portion of the property which is part of the site. The original property owner has agreed to repurchase the property from the Company and indemnify the Company against environmental liabilities arising from the Company's ownership of the property.


          The Company also is involved in certain continuing clean-up activities under the supervision of the Pennsylvania state environmental authorities at one site formerly used by a Company subsidiary. The costs associated with this site are comprised primarily of investigation and remediation efforts associated with soil and groundwater contamination. In this matter, the Company has worked with appropriate authorities to resolve the issues involved.

          The Company was named, along with three other PRPs, as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994 by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California ("Firestone Site"). The DTSC is seeking to cover the cost of investigating soil and groundwater contamination and preparing a remedial action plan for the Firestone Site. From 1927 to 1981, the site was owned by The Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.) and operated from 1928 to 1980 primarily as a tire manufacturing facility. The Company purchased a portion of the Firestone Site in 1981, and subsequently sold a portion of that property to a company now in bankruptcy proceedings. The Company continues to own a part of the Firestone Site. The Company believes its potential liability at the Firestone Site arises from the Company's status as an owner of the property and not as a waste generator. The Company has cooperated in the preparation of a Remedial Investigation/Feasibility Study Work Plan ("RI/FS Work Plan") which was approved by DTSC in June 1995. The investigation under the RI/FS Work Plan began in August 1995 and is expected to be completed early in 1997. The Company has, however, denied liability and believes that substantially all investigation and clean-up costs should be born by Bridgestone/Firestone, Inc.

          The Company has accrued liabilities reflecting management's best estimate of the eventual future cost of the Company's anticipated share (based upon estimated ranges of remediation costs, the existence of many other larger PRPs to share in such costs who are financially viable, the Company's experience to date in relation to the determination of its allocable share, the volume and type of waste the Company is believed to have contributed to the sites, and the anticipated periods of time over which such costs may be paid) of remediation costs. Potential insurance reimbursements are not anticipated. The Company also is reviewing available defenses and claims it may have against third parties, including Bridgestone/Firestone, Inc. Due to such factors as the wide discretion of regulatory authorities regarding clean-up levels and uncertain allocation of liability at multiple party sites, estimates made prior to the approval of a formal plan of action represent management's best judgment as to estimates of reasonably foreseeable expenses based upon average remediation costs at comparable sites. While the final resolution of these contingencies could result in expenses in excess of current accruals and, therefore, have an impact on the Company's consolidated financial result in a future reporting period, management believes that the ultimate outcome will not have a material effect on the Company's financial position or operations.

          The Company is a guarantor of certain leases for showroom space at the International Design Center (IDC) in Long Island City, New York. On June 26, 1992, the Company filed an action in the New York Supreme Court claiming wrongful eviction and breach of representations and warranties that the IDC would be maintained as a showroom facility. The IDC has counterclaimed for back rent and other damages. The parties have filed cross-motions for summary judgment which are currently pending before the court.

          On December 28, 1995, Haworth, Inc., filed a complaint in Federal District Court in Kalamazoo, Michigan, alleging that certain products sold by the Company and its subsidiaries infringed its patents covering electrified panel systems and asking for damages in an unspecified amount. These patents expired November 29, 1994, and no claim has been made with respect to Company products sold after that date. The Company believes it has meritorious defenses and will vigorously defend its rights.

          For additional information on this item, refer to the "Contingencies"
note included in the Notes to Consolidated Financial Statements.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          -------------------------------------------------------------


          None.

                                PART I, TABLE I
                                ---------------

EXECUTIVE OFFICERS OF THE REGISTRANT.                    (Information as of December 30, 1995)
-------------------------------------


                                    Family                                 Position    Other Business Experience
Name                          Age   Relationship         Position          Held Since  During Past Five Years
----                          ---   ------------         --------          ----------  ----------------------

Stanley M. Howe                71        None     Chairman of the Board       1984     President (1964-90);
                                                  Director                    1958     Chief Executive Officer (1979-91).

Jack D. Michaels               58        None     President                   1990     President and Chief Executive Officer,
                                                  Chief Executive Officer     1991     Hussmann Corporation (1987-90).
                                                  Director                    1990

R. Michael Derry               58        None     Senior Vice President,      1990     Senior Vice President (1982-90).
                                                  Administration

A. Mosby Harvey, Jr.           52        None     Vice President, General     1993     Principal, Harvey and Associates (1991-93);
                                                  Counsel and Secretary                Vice President, General Counsel and
                                                                                       Secretary, Bridgestone/Firestone Inc.
                                                                                       (1990-91).

George J. Koenigsaecker III    50        None     President, The HON          1995     Executive Vice President, Operations, The
                                                  Company                              HON Company (1992-95); Senior Vice
                                                                                       President, HON INDUSTRIES Inc. (1995); Group
                                                                                       Executive, Danaher Corporation (1990-92).

Melvin L. McMains              54        None     Controller                  1980

David C. Stuebe                55        None     Vice President and          1994     President, CEO, and Director, Diversified
                                                  Chief Financial Officer              Industries, Inc. (1990-94).

                                    PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      ----------------------------------------------------------------------
MATTERS.
--------

      The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: HONI. As of year-end 1995, the Company had 5,479 stockholders of record.

      The Company serves as its own stock transfer agent. Shareholders may report a change of address or make inquiries by writing or telephoning:

                       Stock Transfer Department
                       HON INDUSTRIES Inc.
                       P.O. Box 1109
                       Muscatine, IA  52761-7109
                       Telephone: 319/264-7223

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

      The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Historically, the dividend payout percentage has ranged from approximately 25% to 33% of the previous year's earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition. In addition, the payment of dividends is subject to the restrictions described in the "Long-Term Debt and Other Liabilities" note included in the Notes to Consolidated Financial Statements, filed as part of this report.


                 APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                      Approximate Number of Equity
            Title of Class    Security Holders of Record as of December 30, 1995
            --------------    -------------------------------------------------


    Common Stock, $1.00 Par Value                  5,479

    Preferred Stock, $1.00 Par Value                -0-

HON INDUSTRIES Inc. and Subsidiaries

Item 6.  Selected Financial Data--Eleven-Year Summary

=======================================================================================================
Per Common Share Data                                                1995           1994           1993
-------------------------------------------------------------------------------------------------------
  Income from Continuing Operations ......................    $      1.35    $      1.74    $      1.39
  Income from Discontinued Operations ....................             --             --             --
  Cumulative Effect of Accounting Changes ................             --           (.01)           .02
  Gain on Sale of Discontinued Operations ................             --             --             --
  Net Income .............................................           1.35           1.73           1.41
  Cash Dividends .........................................            .48            .44            .40
  Book Value .............................................           7.11           6.35           5.67
  Net Working Capital ....................................           2.15           2.53           2.45
Operating Results (Thousands of Dollars)
  Net Sales ..............................................    $   893,119    $   845,998    $   780,326
  Cost of Products Sold ..................................        624,700        573,392        537,828
  Gross Profit ...........................................        268,419        272,606        242,498
  Interest Expense .......................................          3,569          3,248          3,120
  Income from Continuing Operations before Income Taxes ..         65,517         86,338         70,854
  Income before Income Taxes as a % of Net Sales .........           7.34%         10.21%          9.08%
  Federal and State Income Taxes .........................    $    24,419    $    31,945    $    26,216
  Effective Tax Rate for Continuing Operations ...........          37.27%         37.00%         37.00%
  Income from Continuing Operations ......................    $    41,098    $    54,393    $    44,638
  Income from Continuing Operations as a % of Net Sales ..           4.60%          6.43%          5.72%
  Income before Cumulative Effect of Accounting Changes ..    $    41,098    $    54,393    $    44,638
  Income from Discontinued Operations ....................             --             --             --
  Net Income .............................................         41,098         54,156         45,127
  Cash Dividends and Share Purchase Rights Redeemed ......         14,536         13,601         12,587
  Addition to (Reduction of) Retained Earnings ...........         18,863         13,563         17,338
  Net Income Applicable to Common Stock ..................         41,098         54,156         45,127
  % Return on Average Shareholders' Equity ...............          20.00%         28.95%         26.35%
  Depreciation and Amortization ..........................    $    21,416    $    19,042    $    16,631
Distribution of Net Income
  % Paid to Shareholders .................................          35.37%         25.11%         27.89%
  % Reinvested in Business ...............................          64.63%         74.89%         72.11%
Financial Position (Thousands of Dollars)
  Current Assets .........................................    $   194,183    $   188,810    $   188,419
  Current Liabilities ....................................        128,915        111,093        110,759
  Working Capital ........................................         65,268         77,717         77,660
  Net Property, Plant, and Equipment .....................        210,033        177,844        157,770
  Total Assets of Continuing Operations ..................        409,518        372,568        352,405
  Total Assets of Discontinued Operations--Net ...........             --             --             --
  Total Assets ...........................................        409,518        372,568        352,405
  Long-Term Debt and Capital Lease Obligations ...........         53,611         54,741         51,114
  Shareholders' Equity ...................................        216,235        194,640        179,553
  Retained Earnings ......................................        193,505        174,642        161,079
  Current Ratio ..........................................           1.51           1.70           1.70
Current Share Data
  Number of Shares Outstanding at Year-End ...............     30,394,337     30,674,603     31,675,846
  Weighted Average Shares Outstanding During Year ........     30,495,642     31,217,725     32,090,544
  Number of Shareholders of Record at Year-End ...........          5,479          5,556          4,653
Other Operational Data
  Capital Expenditures--Net (Thousands of Dollars) .......    $    53,879    $    35,005    $    27,541
  Members at Year-End ....................................          5,933          6,131          6,257

====================================================================================================================
       1992           1991           1990           1989           1988           1987           1986           1985
--------------------------------------------------------------------------------------------------------------------
$      1.18    $      1.02    $      1.30    $       .79    $       .69    $       .59    $       .68    $       .60
         --             --             --             --            .03            .03            .03            .01
         --             --             --             --             --             --             --             --
         --             --             --             --            .22             --             --             --
       1.18           1.02           1.30            .79            .94            .62            .71            .61
        .37            .36            .30            .24            .20            .20            .16            .15
       5.04           4.64           4.06           3.76           3.96           3.33           3.35           2.91
       2.46           2.13           1.64           1.66           2.59           1.94           1.79           1.54

$   706,550    $   607,710    $   663,896    $   602,009    $   532,456    $   516,262    $   460,137    $   445,068
    479,179        411,168        458,522        409,942        366,599        355,456        301,197        300,883
    227,371        196,542        205,374        192,067        165,857        160,806        158,940        144,185
      3,441          3,533          3,611          3,944          4,188          3,512          3,417          4,011
     61,893         52,653         69,085         44,656         41,919         41,887         53,960         49,171
       8.76%          8.66%         10.41%          7.42%          7.87%          8.11%         11.73%         11.05%
$    23,210    $    19,745    $    25,907    $    17,193    $    16,139    $    18,431    $    26,000    $    23,603
      37.50%         37.50%         37.50%         38.50%         38.50%         44.00%         48.18%         48.00%
$    38,683    $    32,908    $    43,178    $    27,463    $    25,780    $    23,456    $    27,960    $    25,568
       5.47%          5.42%          6.50%          4.56%          4.84%          4.54%          6.08%          5.74%
$    38,683    $    32,908    $    43,178    $    27,463    $    25,780    $    23,456    $    27,960    $    25,568
         --             --             --             --          9,515          1,310          1,294            456
     38,683         32,908         43,178         27,463         35,295         24,766         29,254         26,024
     12,114         11,656          9,931          8,298          7,956          7,957          6,569          6,422
     26,569         18,182        (11,952)       (17,444)        20,986        (18,750)        15,737         13,871
     38,683         32,908         43,178         27,463         35,295         24,766         29,254         26,012
      24.75%         23.41%         33.24%         19.92%         25.77%         18.85%         22.74%         22.29%
$    15,478    $    14,084    $    13,973    $    12,866    $    11,860    $    10,227    $     8,746    $     8,442

      31.32%         35.42%         23.00%         30.22%         22.54%         32.13%         22.46%         24.68%
      68.68%         64.58%         77.00%         69.78%         77.46%         67.87%         77.54%         75.32%

$   171,309    $   150,901    $   146,591    $   162,576    $   175,367    $   139,679    $   140,329    $   129,763
     91,780         82,275         93,465        106,104         78,787         66,136         67,560         65,826
     79,529         68,626         53,126         56,472         96,580         73,543         72,769         63,937
    145,849        125,465        124,603        114,116         94,339         95,372         84,622         70,486
    322,746        280,893        276,984        284,322        275,928        235,621        242,366        222,976
         --             --             --             --             --          9,734         11,841         11,213
    322,746        280,893        276,984        284,322        275,928        245,355        254,207        234,189
     54,240         35,664         39,575         38,271         38,712         42,328         38,542         37,833
    163,009        149,575        131,612        128,203        147,549        126,388        136,336        120,913
    143,741        117,172         98,990        110,942        128,386        107,400        126,150        110,413
       1.87           1.83           1.57           1.53           2.23           2.11           2.08           1.97

 32,368,956     32,208,685     32,384,897     34,097,088     37,323,582     37,976,636     40,724,192     41,608,264
 32,758,995     32,371,488     33,110,405     34,816,050     37,426,836     39,794,062     41,083,028     42,846,944
      4,534          4,466          4,331          4,124          4,134          3,218          3,179          3,378

$    26,626    $    13,907    $    20,709    $    12,807    $    10,299    $    15,669    $    16,953    $     9,037
      5,926          5,599          6,073          6,385          5,423          5,840          5,492          5,092

HON INDUSTRIES Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Results of Operations

The Company achieved record level net sales in 1995 in the face of major structural changes in the U.S. office furniture industry, but sacrificed net income. The industry is experiencing a rapid and unprecedented level of consolidation. Fierce competitive conditions in the marketplace, inventory adjustments among certain major office furniture customers in the fast-growing budget segment, and non-recurring charges drove the Company's 1995 net income and net income per share to lower than planned levels.

For the year ended December 30, 1995, net sales were $893.1 million compared to $846.0 million in 1994 and $780.3 million in 1993. The Company's sales growth was 5.6% in 1995, 8.4% in 1994, and 10.4% in 1993; and net sales for each of these years represented a record level. Net income for 1995 was $41.1 million compared to $54.2 million in 1994 and $45.1 million in 1993.

According to BIFMA International, 1995 U.S. office furniture industry shipments exceeded $9.4 billion in 1995, up 8% from 1994; $8.7 billion in 1994, up 8% from 1993; and $8.1 billion in 1993, up 6% from 1992. BIFMA is predicting 5% industry growth for 1996 to a level of $9.9 billion in sales. No comparable industry data is available for the hearth products industry.

Profitable sales growth continues to be a key business strategy. The Company is focusing its major efforts on further strengthening and increasing its core commercial and budget office furniture business which serves small- and medium-sized businesses, including home offices. This market sector demands value-oriented products and is served through several intensely competitive channels of distribution, which are characterized by competitive pricing terms and conditions, reliable customer service, and a steady stream of new innovative products.

Fiscal year 1994 net sales were driven by essentially the same factors as 1995, although with less competitive pricing pressure. Fiscal year 1993 net sales were driven by an overall reduced growth rate of the broader office furniture industry, but the Company's particular market segments are believed to have been stronger and more vibrant than the overall industry.

The Company closed five of six Chandler Attwood Limited plants during the year, and the sixth plant will be closed in early 1996. These small leased facilities typically employed twelve to fifteen members each. Late in the year, the Company also reduced its administrative work force by over 100 members by eliminating the positions. In addition, the Company incurred significant acquisition search expenses in 1995 as a result of pursuing strategic acquisition targets. These events collectively resulted in pretax charges of approximately $7.6 million ($4.8 million after tax, or $0.16 earnings per share) for the year, $5.6 million ($3.5 million after tax, or $0.12 earnings per share) of which were recorded in the fourth quarter of 1995.

During 1994, the Company consolidated the operations of its XLM Company with The HON Company to increase market share and profitability in serving the rapidly growing retail and commercial dealer office furniture channels. In late 1993, the Company closed its CorryHiebert Corporation office furniture plant located in Corry, Pennsylvania, as a result of its declining profitability. The closure decision resulted in a charge of $4.0 million to 1993 earnings (after-tax effect of $2.5 million, or $0.08 per share). Also in 1993, the Company acquired the DOVRE brand of cast iron stoves for North and South America for approximately $1.2 million. These products are being successfully marketed through Heatilator Inc.

The Company is continuing to focus significant resources on reducing cost of products sold. Primarily, efforts include an ongoing program to upgrade production facilities, machinery, and equipment; reengineering manufacturing and distribution processes to make them more efficient and responsive to changing conditions; and managing the procurement of raw materials and substitution of lower cost alternative materials. However, these efforts were more than offset by other influences in the marketplace in 1995-specifically, price realization. The marketplace demanded a higher level of marketing and sales program support from the Company in 1995 to meet competitive terms and conditions than had been seen previously. Gross profit margins were 30.1%, 32.2%, and 31.1% in 1995, 1994, and 1993, respectively.

--------------------------------------------------------------------------------

Since the annual U.S. inflation rate has stabilized in the 2% to 4% range, inflation has not been a significant cost factor for the Company, although competitive pressures have limited its ability to pass on cost increases through higher selling prices. The Company uses the LIFO method for valuing its principal inventories, which results in cost of products sold, reported in the financial statements, approximating current costs.

Selling and administrative expenses for 1995 were adversely influenced by the cost of increased sales aids and co-op advertising allowances, freight costs increasing at a more rapid rate than product price increases, added costs due to disruptions resulting from increasing warehouse capacity, increased investment in new product development efforts, and the nonrecurring expenses. Selling and administrative expenses as a percentage of net sales were 22.6% in 1995, and 21.9% in both 1994 and 1993. The 1995 percentage increase was also adversely impacted by price realization.

The Company's effective tax rate was 37.3% for 1995 and 37.0% for 1994 and 1993.

The Company's 1995, 1994, and 1993 profitability, as measured by net income, reflects management's intense focus on achieving sales growth, productivity improvements at all levels that exceed the rate of general inflation, and aggressively managing and reducing support costs.

Financial Condition

During 1995, cash from operations was $93.0 million, a portion of which resulted from nonsustainable changes in working capital. This amount of cash provided the funds necessary to meet working capital needs, increase the Company's short-term investment portfolio, make capital expenditures, repay long-term debt, pay dividends, and repurchase Company stock.

Cash, cash equivalents, and short-term investments totaled $46.9 million at year-end 1995, compared to $30.7 million for 1994 and $44.4 million for 1993. These funds, coupled with future cash from operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements, and growth.

Management was successful in reducing year-end accounts receivable and inventories for 1995, even though net sales increased year over year.

Net capital expenditures were $53.9 million in 1995, $35.0 million in 1994, and $27.5 million in 1993. Approximately $11.0 million of the $53.9 million were for facility capacity expansions and improvements with the remainder invested in more productive machinery, equipment, and processes. Expenditures for 1994 and 1993 were principally for machinery, equipment, and process improvements. A significant portion of the expenditures over the past three years has been related to the production of new products.

Cash dividends were $0.48 per common share for 1995, $0.44 for 1994, and $0.40 for 1993. The Company has paid a cash dividend every quarter since April 15, 1955. The Company's dividend payout percentage has ranged from approximately 25% to 33% of prior year earnings. The Company expects to continue its quarterly cash dividend policy.

In 1995, the Company purchased 367,317 shares of its common stock at a cost of approximately $9.8 million. In 1994, 1,078,835 shares were purchased at a cost of approximately $29.6 million; and 751,399 shares were purchased in 1993 at a cost of approximately $19.6 million. From time to time, the Company purchases its own shares in open market transactions. The Company began acquiring its own shares in 1985. Approximately 15.2 million shares have been repurchased since then at a cost of approximately $206.9 million. As of December 30, 1995, approximately $10.6 million of the Board's current purchase authorization remained unspent.

The Company is involved in various legal actions arising in the course of business, including a recent claim of patent infringement against certain past sales of panel systems and certain environmental matters. With respect to the patent claim, the Company believes it has meritorious defenses and will vigorously defend its rights. These contingent liabilities are referenced in the "Contingencies" note included in the Notes to Consolidated Financial Statements and more fully described in "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

HON INDUSTRIES Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Financial Condition (Continued)

Management believes that the Company's contingent liability for these matters, including the alleged patent infringement claim and the various environmental issues, will not have a material effect on the financial position or operations of the Company.

In early January 1996, the Company announced it had entered into an agreement to sell all of the outstanding shares of its Ring King Visibles, Inc., subsidiary to Esselte Corporation. Ring King manufactures and sells a variety of personal computer accessories. This was followed by another announcement on January 24, 1996, that the sale of Ring King was completed for a cash sale price of $8.0 million and forgiveness of intercompany accounts receivables of approximately $2.0 million. The sale will be recorded in the first quarter of 1996 and will result in a gain for the Company. The Company chose to divest Ring King because the personal computer accessory business no longer fits the Company's strategic plan to focus on its two core businesses: office furniture and hearth products.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      -----------------------------------------------------

      The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

      The Summary of Unaudited Quarterly Results of Operations is presented in the "Investor Information" section which follows the "Notes to the Consolidated Financial Statements" filed as part of this report.

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      ------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

      None.

                                    PART III

      ITEM 10.  DIRECTORS OF THE REGISTRANT.
      --------------------------------------

      The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

      ITEM 11.  EXECUTIVE COMPENSATION.
      ---------------------------------

      The information under the caption "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

      ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      ---------------------------------------------------------------
MANAGEMENT.
-----------

      The information under the caption "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

      The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      ---------------------------------------------------------

      The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     ---------------------------------------------------------------------------

  (a) (1) Financial Statements.
          ---------------------

       The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1995 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                        Page
                                                                        ----

      Report of Independent Auditors..................................    25

      Consolidated Statements of Income for the Years Ended
      December 30, 1995; December 31, 1994; and January 1, 1994.......    26

      Consolidated Balance Sheets -- December 30, 1995;
      December 31, 1994; and January 1, 1994..........................    27

      Consolidated Statements of Shareholders' Equity for the Years
      Ended December 30, 1995; December 31, 1994; and
      January 1, 1994.................................................    28

      Consolidated Statements of Cash Flows for the Years Ended
      December 30, 1995; December 31, 1994; and January 1, 1994.......    29

      Notes to Consolidated Financial Statements......................    30

      Investor Information (including Summary of Unaudited Quarterly
      Results of Operations)..........................................    34

      (2) Financial Statement Schedules.
          ------------------------------

       The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

     Schedule II  Valuation and Qualifying Accounts for the
                  Years Ended December 30, 1995; December 31,
                  1994; and January 1, 1994                               35

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

(c)    Exhibits.
       ---------

       The following exhibits are filed pursuant to Item 601 of Regulation S-K:

                                                                 Page(s) in
       Exhibit                                                   Form 10-K
       -------                                                   ---------

        (3ii)  By-Laws of the Registrant.......................      37

        (21)   Subsidiaries of the Registrant..................      66

        (23)   Consent of Independent Auditors.................      67

        (27)   Financial Data Schedule.........................      68

        (99A)  Executive Bonus Plan of the Registrant..........      69

        (99B)  Executive Long-Term Incentive Compensation Plan
               of the Registrant...............................      73

        (99C)  ERISA Supplemental Retirement Plan of the
               Registrant......................................      78

        (99D)  1995 Stock-Based Compensation Plan of the
               Registrant......................................      82

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


                                                 HON INDUSTRIES Inc.



Date:   February 12, 1996                        By /s/ Stanley M. Howe
                                                    ----------------------------
                                                    Stanley M. Howe
                                                    Chairman of the Board



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



       Signature                            Title                    Date
       ---------                            -----                    ----



/s/ Stanley M. Howe               Chairman of the Board and         2/12/96
-----------------------------     Director
Stanley M. Howe



/s/ Jack D. Michaels              President and CEO,                2/12/96
-----------------------------     Principal Executive Officer,
Jack D. Michaels                  and Director



/s/ Melvin L. McMains             Controller and                    2/12/96
-----------------------------     Principal Accounting Officer
Melvin L. McMains



/s/ David C. Stuebe               Vice President and                2/12/96
-----------------------------     Chief Financial Officer
David C. Stuebe

      Signature                     Title                 Date
      ---------                     -----                 ----



/s/ Robert W. Cox                  Director              2/12/96
-----------------------------
Robert W. Cox



/s/ W. James Farrell               Director              2/12/96
-----------------------------
W. James Farrell



/s/ Robert L. Katz                 Director              2/12/96
-----------------------------
Robert L. Katz



/s/ Lee Liu                        Director              2/12/96
-----------------------------
Lee Liu



/s/ Celeste C. Michalski           Director              2/12/96
-----------------------------
Celeste C. Michalski



/s/ Michael S. Plunkett            Director              2/12/96
-----------------------------
Michael S. Plunkett



/s/ Herman J. Schmidt              Director              2/12/96
-----------------------------
Herman J. Schmidt



/s/ Richard H. Stanley             Director              2/12/96
-----------------------------
Richard H. Stanley



/s/ Jan K. Ver Hagen               Director              2/12/96
-----------------------------
Jan K. Ver Hagen



/s/ Lorne R. Waxlax                Director              2/12/96
-----------------------------
Lorne R. Waxlax

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
HON INDUSTRIES Inc.


We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, December 31, 1994, and January 1, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, December 31, 1994, and January 1, 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits in 1994 and its method of accounting for income taxes and postretirement benefits other than pensions in 1993.



                                      Ernst & Young LLP

Chicago, Illinois
January 30, 1996

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Income
-----------------------------------------------------------------------------------------------------------------------------------

For the Years                                                                               1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------------------
Net sales.............................................................................  $893,119,000   $845,998,000    $780,326,000

Cost of products sold.................................................................   624,700,000    573,392,000     537,828,000
-----------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                                                          268,419,000    272,606,000     242,498,000

Selling and administrative expenses...................................................   201,691,000    185,490,000     171,048,000
-----------------------------------------------------------------------------------------------------------------------------------
   Operating Income                                                                       66,728,000     87,116,000      71,450,000
-----------------------------------------------------------------------------------------------------------------------------------

Interest income.......................................................................     2,358,000      2,470,000       2,524,000

Interest expense......................................................................     3,569,000      3,248,000       3,120,000
------------------------------------------------------------------------------------------------------------------------------------

   Income Before Income Taxes.........................................................    65,517,000     86,338,000      70,854,000

Income taxes..........................................................................    24,419,000     31,945,000      26,216,000
-----------------------------------------------------------------------------------------------------------------------------------

   Income Before Cumulative Effect of Accounting Changes..............................    41,098,000     54,393,000      44,638,000

Cumulative effect of accounting changes...............................................            --       (237,000)        489,000

   Net Income.........................................................................  $ 41,098,000   $ 54,156,000    $ 45,127,000
===================================================================================================================================

   Net Income Per Common Share:
Income before cumulative effect of accounting changes.................................         $1.35          $1.74           $1.39

Cumulative effect of accounting changes...............................................            --           (.01)            .02

   Net Income.........................................................................         $1.35          $1.73           $1.41
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
As of Year-End                                                                               1995           1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents..........................................................  $ 32,231,000   $ 27,659,000    $ 32,778,000
   Short-term investments.............................................................    14,694,000      3,083,000      11,598,000
   Receivables........................................................................    88,178,000     94,269,000      83,650,000
   Inventories........................................................................    36,601,000     43,259,000      38,630,000
   Deferred income taxes..............................................................    14,180,000     11,565,000      11,304,000
   Prepaid expenses and other current assets..........................................     8,299,000      8,975,000      10,459,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                               194,183,000    188,810,000     188,419,000
Property, Plant, and Equipment........................................................   210,033,000    177,844,000     157,770,000
Other Assets..........................................................................     5,302,000      5,914,000       6,216,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $409,518,000   $372,568,000    $352,405,000
====================================================================================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
   Accounts payable and accrued expenses..............................................  $117,273,000   $ 99,898,000    $ 97,205,000
   Income taxes.......................................................................     5,361,000      4,949,000       6,936,000
   Note payable and current maturities of long-term obligations.......................     6,281,000      6,246,000       6,618,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                          128,915,000    111,093,000     110,759,000

Long-Term Debt and Other Liabilities..................................................    45,911,000     46,080,000      45,260,000
Capital Lease Obligations.............................................................     7,700,000      8,661,000       5,854,000
Deferred Income Taxes.................................................................    10,757,000     12,094,000      10,979,000
Shareholders' Equity
   Common stock.......................................................................    30,394,000     30,675,000      31,676,000
   Paid-in capital....................................................................       550,000        434,000         281,000
   Retained earnings..................................................................   193,505,000    174,642,000     161,079,000
   Receivable from HON Members Company Ownership Plan.................................    (8,214,000)   (11,111,000)    (13,483,000)
------------------------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                         216,235,000    194,640,000     179,553,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $409,518,000   $372,568,000    $352,405,000
===================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
For the Years                                                                                 1995           1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Common Stock
   Balance, beginning of year.........................................................  $ 30,675,000   $ 31,676,000    $ 32,369,000
   Purchase of shares.................................................................      (367,000)    (1,078,000)       (751,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.......................................................        86,000         77,000          58,000
------------------------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................................  $ 30,394,000   $ 30,675,000    $ 31,676,000
------------------------------------------------------------------------------------------------------------------------------------
Paid-In Capital
   Balance, beginning of year.........................................................  $    434,000   $    281,000    $  2,580,000
   Purchase of shares.................................................................    (1,725,000)    (1,567,000)     (3,615,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.......................................................     1,841,000      1,720,000       1,316,000
------------------------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................................  $    550,000   $    434,000    $    281,000
------------------------------------------------------------------------------------------------------------------------------------
Retained Earnings
   Balance, beginning of year.........................................................  $174,642,000   $161,079,000    $143,741,000
   Net income.........................................................................    41,098,000     54,156,000      45,127,000
   Purchase of shares.................................................................    (7,699,000)   (26,992,000)    (15,202,000)
   Dividends paid.....................................................................   (14,536,000)   (13,601,000)    (12,587,000)
------------------------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................................  $193,505,000   $174,642,000    $161,079,000
------------------------------------------------------------------------------------------------------------------------------------
Receivable from HON Members Company Ownership Plan
   Balance, beginning of year.........................................................  $(11,111,000)  $(13,483,000)   $(15,681,000)
   Principal repaid by HON Members Company
    Ownership Plan....................................................................     2,897,000      2,372,000       2,198,000
------------------------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................................  $ (8,214,000)  $(11,111,000)   $(13,483,000)
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
      Balance, end of year............................................................  $216,235,000   $194,640,000    $179,553,000
===================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
For the Years                                                                                1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From (To) Operating Activities:
   Net income..........................................................................  $ 41,098,000   $ 54,156,000   $ 45,127,000
   Noncash items included in net income:
     Depreciation and amortization.....................................................    21,416,000     19,042,000     16,631,000
     Other postretirement and postemployment benefits..................................     2,273,000      2,104,000      1,750,000
     Deferred income taxes.............................................................    (3,952,000)       854,000     (2,113,000)
     Cumulative effect of accounting changes...........................................            --        237,000       (489,000)
     Other-net.........................................................................     1,185,000         54,000         58,000
   Changes in working capital:
     Receivables.......................................................................     6,091,000    (10,619,000)    (4,468,000)
     Inventories.......................................................................     6,658,000     (4,629,000)    (7,909,000)
     Prepaid expenses and other current assets.........................................       676,000      1,484,000     (5,428,000)
     Accounts payable and accrued expenses.............................................    17,009,000      4,619,000     16,434,000
     Accrued facilities closing and reorganization expenses............................       366,000     (1,885,000)     1,867,000
     Income taxes......................................................................       412,000     (1,847,000)     1,186,000
   Increase in other liabilities.......................................................      (216,000)     1,077,000      1,334,000
------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) operating activities....................................    93,016,000     64,647,000     63,980,000
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From (To) Investing Activities:
   Capital expenditures-net............................................................   (53,879,000)   (35,005,000)   (27,541,000)
   Acquisition spending................................................................            --             --     (1,265,000)
   Principal repaid by HON Members Company
    Ownership Plan.....................................................................     2,897,000      2,372,000      2,198,000
   Short-term investments-net..........................................................   (11,611,000)     8,515,000     (5,726,000)
   Other-net...........................................................................      (205,000)      (291,000)    (1,901,000)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) investing activities....................................   (62,798,000)   (24,409,000)   (34,235,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From (To) Financing Activities:
   Purchase of HON INDUSTRIES common stock.............................................    (9,791,000)   (29,637,000)   (19,568,000)
   Proceeds from long-term debt........................................................       104,000             --             --
   Payments of note and long-term debt.................................................    (3,350,000)    (3,916,000)    (6,025,000)
   Proceeds from sale of HON INDUSTRIES
    common stock to members............................................................     1,927,000      1,797,000      1,144,000
   Dividends paid......................................................................   (14,536,000)   (13,601,000)   (12,587,000)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) financing activities....................................   (25,646,000)   (45,357,000)   (37,036,000)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...................................     4,572,000     (5,119,000)    (7,291,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year.........................................    27,659,000     32,778,000     40,069,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year...............................................  $ 32,231,000   $ 27,659,000   $ 32,778,000
===================================================================================================================================
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest..........................................................................  $  3,401,000   $  3,234,000   $  3,219,000
     Income taxes......................................................................  $ 27,560,000   $ 32,534,000   $ 27,144,000
===================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------

Nature of Operations and Significant Customer Information

HON INDUSTRIES Inc. (the Company) is a national manufacturer of office furniture and hearth products. The Company operates one principal line of business, the manufacture of office furniture and accessories. The Company's hearth business, whether based on assets, revenues, or earnings, is not of sufficient size to be a reportable segment. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to the General Services Administration. Dealer, wholesaler, and end-user customers are the major channels based on sales. Hearth products include wood- and gas-burning factory-built fireplaces, fireplace inserts, gas logs, and stoves. These products are sold through a national system of dealers and wholesalers and large regional contractors. The Company's products are marketed predominantly in the United States and, to a much lesser extent, Canada and Mexico. The Company exports select products to a limited number of markets outside North America through its export subsidiary; how-ever, based on sales, it is not significant.

One customer accounted for approximately 13%, 13%, and 16% of consolidated net sales in 1995, 1994, and 1993, respectively.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End
-----------------------------------------------

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1995 ended on December 30, 1995; 1994 ended on December 31, 1994; and 1993 ended on January 1, 1994.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents generally consist of cash and commercial paper. These securities have original maturity dates not exceeding three months from date of purchase.

Short-Term Investments
----------------------

Short-term investments are classified as available-for-sale and are highly liquid debt and equity securities. These investments are stated at cost which approximates market value.

Receivables
-----------

Accounts receivable are presented net of an allowance for doubtful accounts of $1,867,000; $1,654,000; and $1,917,000 for 1995, 1994, and 1993, respectively.

Inventories
-----------

Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10-20 years; buildings, 10-40 years; and machinery and equipment, 4-12 years. The Company capitalized interest costs of $256,000 in 1995.

Product Development Costs
-------------------------

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $11,591,000 in 1995, $10,081,000 in 1994, and $7,736,000 in 1993.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Policies
-----------------------

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current estimates, does not believe the effect of adoption will be material.

Changes in Business

On October 8, 1993, the Company announced the closing of its CorryHiebert Corporation furniture plant located in Corry, Pennsylvania, which closed on December 17, 1993. The closure resulted in a pretax charge of $3,980,000 (after-tax effect of $2,507,000, or $.08 per share) recorded in the fiscal quarter ended October 2, 1993.

Subsequent Events

On January 24, 1996, the Company completed the sale of its wholly owned subsidiary Ring King Visibles, Inc., to Esselte Corporation, a wholly owned subsidiary of Esselte AB, for a sale price of $8,000,000 in cash and the forgiveness of intercompany receivables of approximately $2,000,000. Ring King Visibles, Inc., manufactures and sells a variety of personal computer accessories. The sale price will be finalized and recorded in the first quarter of 1996 and will result in a gain for the Company. The sale did not and will not have a significant effect on reported sales or earnings from normal operations in the future.

Inventories
                                  1995     1994     1993
                                 -------------------------
                                      (In thousands)
Finished products..............  $11,265  $13,554  $10,731
Materials and work in process..   25,336   29,705   27,899
                                 -------------------------
                                 $36,601  $43,259  $38,630
                                 =========================

Current replacement cost exceeded the amount stated for inventories valued by the LIFO method by approximately $13,594,000; $12,983,000; and $11,705,000 as of year-end 1995, 1994, and 1993, respectively.

------------------------------------------------------------------------------

Property, Plant, and Equipment
                                                     1995      1994       1993
                                                 -----------------------------
                                                          (In thousands)
Land and land improvements.....................  $  9,701  $  8,832   $  8,779
Buildings......................................    95,310    84,801     81,409
Machinery and equipment........................   208,707   185,421    158,386
Construction and equipment
  installation in progress.....................    30,036    17,915     18,085
                                                 -----------------------------
                                                  343,754   296,969    266,659
Less allowances for depreciation...............   133,721   119,125    108,889
                                                 -----------------------------
                                                 $210,033  $177,844   $157,770
                                                 =============================

Accounts Payable and Accrued Expenses
                                                     1995      1994       1993
                                                 -----------------------------
                                                          (In thousands)
Trade accounts payable.........................  $ 47,617  $ 40,939   $ 36,873
Compensation...................................     4,855     3,343      2,843
Profit sharing and retirement expense..........    11,490    11,066     10,913
Vacation pay...................................     8,492     8,579      8,083
Marketing expenses.............................    23,930    17,443     20,995
Workers' compensation, general, and
  product liability expenses...................     4,032     4,700      5,032
Other accrued expenses.........................    16,857    13,828     12,466
                                                 -----------------------------
                                                 $117,273  $ 99,898   $ 97,205
                                                 =============================

Long-Term Debt and Other Liabilities
                                                     1995      1994       1993
                                                  ----------------------------
                                                          (In thousands)
Industrial development revenue
  bonds, various issues, payable
through 2013 with interest
at 4.50-8.50% per annum........................   $24,542   $24,928    $25,396
Note payable to bank, payable
  quarterly through 1997 with
interest at a variable rate
(6.56% at year-end 1995).......................     7,750     9,700     12,100
Accrued employee health care costs.............     6,503     4,230      1,750
Other notes and amounts........................     7,116     7,222      6,014
                                                  ----------------------------
                                                  $45,911   $46,080    $45,260
                                                  ============================

Aggregate maturities of long-term debt are as follows (in thousands):
              1996                          $  3,060
              1997                             8,282
              1998                               551
              1999                               564
              2000                               719
              Thereafter                      24,765

Certain of the above borrowing arrangements include covenants which require the maintenance of a minimum level of working capital, place restrictions on the payment of cash dividends, and limit the assumption of additional debt and lease obligations. Approximately $165,187,000 of retained earnings were unrestricted at the end of 1995.

The fair value of the Company's outstanding long-term debt obligations at year-end 1995 approximates the recorded aggregate amount. Property, plant, and equipment, with net carrying values of approximately $30,165,000 at the end of 1995, are mortgaged.

Income Taxes

Effective January 3, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS No. 109). The cumulative effect of adopting FAS No. 109 at January 3, 1993, was to increase net income by $489,000, or $.02 a share.

Significant components of the provision for income taxes are as follows:

                                                     1995      1994       1993
                                                  ----------------------------
                                                          (In thousands)
Current:
  Federal......................................   $25,360   $27,504   $ 26,084
  State........................................     3,011     3,587      2,734
                                                  ----------------------------
                                                   28,371    31,091     28,818
Deferred.......................................    (3,952)      854     (2,602)
                                                  ----------------------------
                                                  $24,419   $31,945    $26,216
                                                  ============================

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                     1995      1994       1993
                                                    --------------------------
Federal statutory tax rate.....................      35.0%     35.0%      35.0%
State taxes, net of federal
  tax effect...................................       2.6       2.8        2.4
Other, net.....................................       (.3)      (.8)       (.4)
                                                    --------------------------
Effective tax rate.............................      37.3%     37.0%      37.0%
                                                    ==========================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     1995      1994       1993
                                                 -----------------------------
                                                          (In thousands)
Net long-term deferred tax liabilities:
  Tax over book depreciation...................  $(16,358) $(13,630)  $(11,620)
  Other, net...................................     5,601     1,536        641
                                                 -----------------------------
  Total net long-term deferred
    tax liabilities............................   (10,757)  (12,094)   (10,979)
                                                 -----------------------------
Net current deferred tax assets:
  Workers' compensation, general,
    and product liability accruals.............     1,670     2,029      2,610
  Vacation accrual.............................     3,167     3,180      2,988
  Other, net...................................     9,343     6,356      5,706
                                                 -----------------------------
      Total net current deferred tax
        assets.................................    14,180    11,565     11,304
                                                 -----------------------------
      Net deferred tax (liabilities)
        assets.................................  $  3,423  $   (529)  $    325
                                                 =============================

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------

Shareholders' Equity and Earnings Per Share
                                          1995          1994          1993
                                       ---------------------------------------
Common Stock, $1 Par Value
  Authorized.........................  100,000,000   100,000,000   100,000,000
  Issued and outstanding.............   30,394,337    30,674,603    31,675,846
Preferred Stock
  Authorized.........................    1,000,000     1,000,000     1,000,000
  Issued and outstanding.............           --            --            --

The Company purchased 367,317; 1,078,835; and 751,399 shares of its common stock during 1995, 1994, and 1993, respectively.

Cash dividends declared and paid per share for each year are:

                                          1995          1994          1993
                                          --------------------------------
Common shares........................     $.48          $.44          $.40

Net income per common share is based on the weighted average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares.

Shares of common stock were issued in 1995, 1994, and 1993 pursuant to a members' stock purchase plan as follows:


                                          1995          1994          1993
                                        -----------------------------------
Shares issued........................    86,049        77,302        49,816
Average price per share..............    $22.39        $23.25        $22.96

The Company uses the par value method of accounting for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital to the extent appropriate, with the excess charged to Retained Earnings.

During 1994, shareholders approved the 1994 Members' Stock Purchase Plan. Under the new plan, 500,000 shares of common stock were registered for issuance to participating members. Beginning on July 3, 1994, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours per week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 2,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 336,649 shares were available for issuance under the plan at December 30, 1995.

The Company has granted restricted stock awards aggregating 75,500 shares of common stock to officers. The officers are entitled to dividends and have voting rights on all shares awarded. Unearned compensation expense, representing the fair market value of the shares at the date of grant, is charged to income over the vesting period. Approximately$37,000; $37,000; and $223,000 were charged to income as a result of the awards for the years 1995, 1994, and 1993, respectively. At year-end 1995, all of the awarded shares were vested.

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

Retirement Benefits

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $10,955,000; $10,849,000; and $10,092,000 in 1995, 1994, and 1993, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $256,000; $228,000; and $172,000 for 1995, 1994, and 1993, respectively. The actuarial present value of benefit obligations, less related plan assets at fair value, is not significant.

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

                                               1995        1994       1993
                                          ---------------------------------
                                          (In thousands, except share data)
Company contribution to ESOP..........       $3,302     $ 2,977    $ 2,962
Dividend income of ESOP...............          436         403        366
Company interest expense on ESOP
loan..................................          749         656        605
Shares of common stock allocated to
ESOP participant accounts.............      149,749     133,945    133,666
Shares held in suspense (unallocated)
by ESOP as of year-end................      376,672     526,421    660,366
Fair value of shares held in suspense
by ESOP as of year-end................       $8,758     $14,082    $18,490
Closing market price of common stock
as of year-end........................       $23.25     $ 26.75    $ 28.00

In 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was to reduce net income by $237,000 after tax, or $.01 a share.

-------------------------------------------------------------------------------
Postretirement Health Care

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

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

                                                         1995       1994       1993
                                                        ------------------------------
                                                               (In thousands)
Accumulated postretirement benefit
 obligation (APBO):
  Retirees...........................................  $  8,138   $  6,947   $  7,192
  Fully eligible active plan participants............     5,612      3,816      3,374
  Other active plan participants.....................     7,809      6,397      6,368
Unrecognized net loss................................      (933)      (713)    (1,659)
Unrecognized prior service cost......................    (2,922)        --         --
Unrecognized transition obligation...................   (12,214)   (12,932)   (13,650)
                                                       -------------------------------
Accrued postretirement benefit cost..................  $  5,490   $  3,515   $  1,625
                                                       ===============================
Net periodic postretirement benefits costs include:
Service cost.........................................  $    685   $    687   $    603
Interest cost........................................     1,344      1,242      1,134
Amortization of transition obligation
  over 20 years......................................       718        718        718
                                                       -------------------------------
Net periodic postretirement
  benefits cost......................................  $  2,747   $  2,647   $  2,455
                                                       ===============================

The discount rates at fiscal year-end 1995, 1994, and 1993 were 7.75%, 8.0%, and 7.5%, respectively. The pre-65 1996 gross trend rates begin at 11.3% for the medical and prescription drug coverages and grade down to 5.9% in 2006 and remain at this level for all future years. The post-64 gross trend rates begin at 8.3% for the medical coverage and decrease until the maximum Company subsidy
(cap) is reached in 2003. For the prescription drug coverage, the 1996 gross trend rates begin at 11.3% and decrease until the cap is reached in 2001. If the medical trend rates were increased by 1.0% for each year, the accumulated postretirement benefit obligation as of December 30, 1995, would increase by $506,000; and, the sum of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1995 would increase by $45,000. The Company's postretirement health care plans are not funded.

Leases

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1995 are as follows:

                                                      Capitalized           Operating
                                                        Leases               Leases
                                                      -------------------------------
                                                              (In thousands)
1996....................................                $ 1,571               $ 3,174
1997....................................                  2,024                 2,112
1998....................................                  2,024                 1,614
1999....................................                  2,024                 1,228
2000....................................                  2,024                   484
Thereafter..............................                  3,186                   377
                                                        -------               -------
Total minimum lease
 payments...............................                 12,853               $ 8,989
Less amount representing                                                      =======
 interest...............................                  4,408
                                                        -------
Present value of net
 minimum lease payments,including
 current maturities of $745,000 ........                $ 8,445
                                                        =======

Property, plant, and equipment at year-end include the following amounts for capitalized leases:
                                                               1995     1994     1993
                                                             -------------------------
                                                                   (In thousands)
Buildings...............................                    $ 3,299  $ 3,709  $ 3,709
Machinery and equipment.................                      8,419    8,419    8,286
                                                            -------------------------
                                                             11,718   12,128   11,995
Less allowances for
 depreciation...........................                      3,569    2,507    4,376
                                                            -------------------------
                                                            $ 8,149  $ 9,621  $ 7,619
                                                            =========================

Rent expense for the years 1995, 1994, and 1993 amounted to approximately $7,439,000; $6,572,000; and $4,854,000, respectively. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $608,000; $525,000; and $490,000 for the years 1995, 1994, and 1993, respectively.

Contingencies

The Company is involved in various legal actions arising in the course of business. Although management cannot predict the ultimate outcome of these matters with certainty, it believes, after taking into consideration legal counsel's evaluation of such actions, that the outcome of these matters will not have a material effect on the financial position or operations of the Company.

On December 28, 1995, Haworth, Inc., filed a complaint in Federal District Court alleging that certain products sold by the Company and its subsidiaries infringed its patents covering panel systems and asking for damages in an unspecified amount. These patents expired November 29, 1994, and no claim has been made with respect to Company products sold after that date. The Company believes it has meritorious defenses and will vigorously defend its rights.

The Company and certain subsidiaries are party to three environmental actions which have arisen in the ordinary course of business. These include possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The effect of these actions on the Company's financial position and operations to date has not been significant. The Company is participating in environmental assessments and monitoring, and liabilities have been accrued reflecting management's best estimate of the eventual future cost of the Company's anticipated share (based upon estimated ranges of remediation costs, the existence of many other larger "potentially responsible parties" who are financially viable to share in such costs, the Company's experience to date in relation to the determination of its allocable share, the volume and type of waste the Company is believed to have contributed to each site, and the anticipated periods of time over which such costs may be paid) of remediation costs. Potential insurance reimbursements are not anticipated. The Company is also reviewing available defenses and claims it may have against third parties. Due to such factors as the wide discretion of regulatory authorities regarding clean-up levels and uncertain allocation of liability at multiple party sites, estimates made prior to the approval of a formal plan of action represent management's best judgment as to estimates of reasonably foreseeable expenses based upon average remediation costs at comparable sites. While the final resolution of these contingencies could result in expenses in excess of current accruals and therefore have an impact on the Company's consolidated financial results in a future reporting period, management believes that the ultimate outcome will not have a material effect on the Company's financial position or operations.


HON INDUSTRIES Inc. and Subsidiaries

Investor Information
----------------------------------------------------------------------------------------------------------------------------------

Summary of Unaudited Quarterly
Results of Operations
                                           First                 Second              Third              Fourth              Total
                                          Quarter                Quarter            Quarter*            Quarter**           Year
----------------------------------------------------------------------------------------------------------------------------------
                                                                 (In thousands, except per share data)
Year-End 1995:
  Net sales................               $216,498              $206,604           $228,195            $241,822           $893,119
  Gross profit.............                 68,942                60,358             67,876              71,243            268,419
  Income before income
   taxes...................                 20,119                12,366             19,448              13,584             65,517
  Income taxes.............                  7,544                 4,638              7,209               5,028             24,419
  Net income...............                 12,575                 7,728             12,239               8,556             41,098
  Net income per common
   share...................                    .41                   .25                .41                 .28               1.35

Year-End 1994:
  Net sales................               $200,693              $193,045           $222,112            $230,148           $845,998
  Gross profit.............                 63,374                59,713             71,005              78,514            272,606
  Income before income
   taxes...................                 18,458                14,637             24,659              28,584             86,338
  Income taxes.............                  6,830                 5,415              9,124              10,576             31,945
  Income before cumulative
   effect of accounting
   change..................                 11,628                 9,222             15,535              18,008             54,393
  Cumulative effect of
   accounting change.......                   (237)                   --                 --                  --               (237)
  Net income...............                 11,391                 9,222             15,535              18,008             54,156
  Net income per common
   share:
  Income before cumulative
   effect of
   accounting change.......                    .37                   .30                .49                 .58               1.74
  Cumulative effect of
   accounting change.......                   (.01)                   --                 --                  --               (.01)
  Net income per common
   share...................                    .36                   .30                .49                 .58               1.73

Year-End 1993:
  Net sales................               $186,111              $177,537           $203,070            $213,608           $780,326
  Gross profit.............                 55,457                53,643             64,024              69,374            242,498
  Income before income
   taxes...................                 12,807                12,946             18,628              26,473             70,854
  Income taxes.............                  4,675                 4,725              7,021               9,795             26,216
  Income before cumulative
   effect of accounting
   change..................                  8,132                 8,221             11,607              16,678             44,638
  Cumulative effect of
   accounting change.......                    489                    --                 --                  --                489
  Net income...............                  8,621                 8,221             11,607              16,678             45,127
  Net income per common
   share:
  Income before cumulative
   effect of
   accounting change.......                    .25                   .25                .36                 .53               1.39
  Cumulative effect of
   accounting change.......                    .02                    --                 --                  --                .02
  Net income per common
   share...................                    .27                   .25                .36                 .53               1.41


* In 1993, includes a pretax charge of $3,980,000 (after-tax effect of $2,507,000, or $.08 per share) for discontinuing the operations of a subsidiary.
**In 1995, includes various pretax charges totaling $5,575,000 (after-tax effect of $3,512,000, or $.12 per share) for nonrecurring costs primarily associated with closing several leased facilities and severance arrangements from eliminating certain administrative positions.


Common Stock Market Price and Price/

Earnings Ratio (Unaudited)
Annual 1995 -- 1985
                                               Price/
                Market                        Earnings
                Price*         Earnings        Ratio
          -----------------      per      ----------------
Year         High       Low       Share*      High      Low
-----------------------------------------------------------
1995      $ 31/1/4    $  23       $ 1.35       23       17
1994        34           24         1.73       20       14
1993        29/1/4       21/1/2     1.41       21       15
1992        23/1/2       16/1/2     1.18       20       14
1991        20/1/2       13/1/4     1.02       20       13
1990        23           13/1/2     1.30       18       10
1989        19/7/8        8/3/4      .79       25       11
1988        10/1/4        7/7/8      .94       11        8
1987        11/1/2        8/1/8      .62       19       13
1986         9/7/8        7          .71       14       10
1985         7/3/4        4/1/8      .61       13        7
                                              ------------
Eleven-Year Average                            19       12
                                              ============

*Adjusted for the effect of stock splits


Common Stock Market Prices and Dividends
(Unaudited)
Quarterly 1995 -- 1994

1995 by                                  Dividends
Quarter          High           Low      per Share
--------------------------------------------------
  1st          $ 30/1/2       $  23       $ .12
  2nd            30              25/3/4     .12
  3rd            31/1/4          25/1/2     .12
  4th            29/3/4          23/1/4     .12
                                          -----
                 Total Dividends Paid     $ .48
                                          =====

 1994 by                                 Dividends
 Quarter      High             Low       per Share
 -------------------------------------------------
  1st          $ 34            $ 24 1/2   $ .11
  2nd            34              26 1/4     .11
  3rd            27 3/8          24         .11
  4th            28 1/2          25 1/4     .11
                                          -----
                 Total Dividends Paid     $ .44
                                          =====

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

HON INDUSTRIES Inc. AND SUBSIDIARIES

December 30, 1995





----------------------------------------------------------------------------------------------------------------------------
     COL. A                                    COL. B                         COL. C                   COL. D       COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS              Deductions--  Balance at
   DESCRIPTION                           Balance at Beginning   -----------------------------------   Describe      End of
                                              of Period              (1)                (2)                         Period
                                                                Charged to Costs   Charged to Other
                                                                  and Expenses    Accounts--Describe
----------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)

Reserves deducted in the consolidated
  balance sheet from the assets to
  which they apply:

     Year ended December 30, 1995:
       Allowance for doubtful accounts         $1,654                $1,099                           $ 886(A)      $1,867
                                               ======                ======                           =====         ======

     Year ended December 31, 1994:
       Allowance for doubtful accounts         $1,917                $  594                           $ 857(A)      $1,654
                                               ======                ======                           =====         ======

     Year ended January 1, 1994:
       Allowance for doubtful accounts         $1,964                $  632                           $ 679(A)      $1,917
                                               ======                ======                           =====         ======

Note A--Excess of accounts written off over recoveries.

ITEM 14(a)(3) - INDEX OF EXHIBITS.
----------------------------------

                                                        Page
                                                        ----
Exhibits
--------
(3ii)    By-Laws of the Registrant.................     37
(21)     Subsidiaries of the Registrant............     66
(23)     Consent of Independent Auditors...........     67
(27)     Financial Data Schedule...................     68
(99A)    Executive Bonus Plan of the Registrant....     69
(99B)    Executive Long-Term Incentive Compensation
         Plan of the Registrant....................     73
(99C)    ERISA Supplemental Retirement Plan of the
         Registrant................................     78
(99D)    1995 Stock-Based Compensation Plan of the
         Registrant................................     82