Form 10-K/A
period 1994-12-31
HON INDUSTRIES INC
filed 1996-04-01
CIK 48287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ----------------------------

                                  FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                            -----------------------

                           Commission File No. 0-2648

                              HON INDUSTRIES INC.

AN IOWA CORPORATION                             IRS EMPLOYER NO. 42-0617510
                             414 East Third Street
                                 P.O. Box 1109
                          Muscatine, Iowa  52761-7109
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
                                                               Yes  X     No
                                                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                                                             ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 15, 1996, was: $391,628,151, assuming all 5% holders are affiliates.

The numbers of shares outstanding of the registrant's common stock, as of March 15, 1996, was 30,290,764.

                      Documents Incorporated by Reference

None.

                   Index of Exhibits is located on Page 18.

                              HON INDUSTRIES INC.
                        AMENDMENT NO. 1 TO ANNUAL REPORT
                                 ON FORM 10-K/A

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                    Part II

Item 8.   Financial Statements and Supplementary Data....................   3

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................   4

Signatures...............................................................   6

Financial Statements.....................................................   8

Index of Exhibits........................................................  18


                                    PART II

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements listed under Item 14(a)(1) and (2) are filed as part of this report.

          The Summary of Unaudited Quarterly Results of Operations is presented in the "Investor Information" section which follows the "Notes to the Consolidated Financial Statements" material filed as part of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) ................................................. Financial Statements.

  The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1994 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                          Page
                                                                          ----

       Report of Independent Auditors.....................................  8

       Consolidated Statements of Income for the Years Ended
       December 31, 1994; January 1, 1994; and January 2, 1993............  9

       Consolidated Balance Sheets -- December 31, 1994; January 1, 1994;
       and January 2, 1993................................................ 10

       Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1994; January 1, 1994; and January 2, 1993............ 11

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1994; January 1, 1994; and January 2, 1993............ 12

       Notes to Consolidated Financial Statements......................... 13

       Investor Information (including Summary of Unaudited Quarterly
       Results of Operations)............................................. 17

       (2) Financial Statement Schedules.

       The following consolidated financial statement schedule of the Company and subsidiaries was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 pursuant to Item 14(d) and is incorporated herein by reference:

Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 1994; January 1, 1994; and January 2, 1993

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)     Reports on Form 8-K.

       There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

(c)     Exhibits.

       The following exhibits were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 pursuant to Item 601 of Regulation S-K and are incorporated herein by reference:

     Exhibits
     --------

       (10)    Change in Control Agreement of the Registrant

       (22)    Subsidiaries of the Registrant

       (24)    Consent of Independent Auditors

       (27)    Financial Data Schedule

       (28A)   Executive Bonus Plan of the Registrant

       (28B)   Executive Long-Term Incentive Compensation Plan of the Registrant

       The following exhibit is filed pursuant to Item 601 of Regulation S-K:

                                                                Page in
     Exhibit                                                   Form 10-K
     -------                                                   ---------
       (23)  Powers of Attorney                                     19


(d) Financial Statement Schedules.

       See Item 14(a)(2).

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HON INDUSTRIES Inc.



Date:   March 27, 1996                       By /s/ Stanley M. Howe
                                             ----------------------------
                                                Stanley M. Howe
                                                Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.



Signature                                 Title                     Date
- ---------                                 -----                     ----



/s/ Stanley M. Howe            Chairman of the Board and           3/27/96
- ------------------------       Director
Stanley M. Howe



         *                     President and CEO,                  3/27/96
- ------------------------       Principal Executive Officer,
Jack D. Michaels               and Director



         *                     Controller and                      3/27/96
- ------------------------       Principal Accounting Officer
Melvin L. McMains



         *                     Vice President and                  3/27/96
- ------------------------       Chief Financial Officer
David C. Stuebe

Signature                               Title                     Date
- ---------                               -----                     ----


         *                             Director                  3/27/96
- ------------------------
Robert W. Cox


         *                             Director                  3/27/96
- ------------------------
W. James Farrell


         *                             Director                  3/27/96
- ------------------------
Robert L. Katz


         *                             Director                  3/27/96
- ------------------------
Lee Liu


         *                             Director                  3/27/96
- ------------------------
Celeste C. Michalski


         *                             Director                  3/27/96
- ------------------------
Michael S. Plunkett


         *                             Director                  3/27/96
- ------------------------
Herman J. Schmidt


         *                             Director                  3/27/96
- ------------------------
Richard H. Stanley


         *                             Director                  3/27/96
- ------------------------
Jan K. Ver Hagen


         *                             Director                  3/27/96
- ------------------------
Lorne R. Waxlax


          * The undersigned by signing his name hereunto has hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on March 27, 1996, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 23 to this report

By:       /s/ Stanley M. Howe
          -------------------------------------------------
          Stanley M. Howe
          Chairman of the Board and Director

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

Chicago, Illinois
February 1, 1995

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

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Balance Sheets

===================================================================================================================================

AS OF YEAR-END                                                                              1994            1993          1992
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
- -----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents........................................................... $ 27,659,000   $  32,778,000   $ 40,069,000
   Short-term investments..............................................................    3,083,000      11,598,000      5,872,000
   Receivables.........................................................................   94,269,000      83,650,000     78,857,000
   Inventories.........................................................................   43,259,000      38,630,000     30,262,000
   Deferred income taxes...............................................................   11,565,000      11,304,000     11,439,000
   Prepaid expenses and other current assets...........................................    8,975,000      10,459,000      4,810,000
- -----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                               188,810,000     188,419,000    171,309,000
PROPERTY, PLANT, AND EQUIPMENT.........................................................  177,844,000     157,770,000    145,849,000
OTHER ASSETS...........................................................................    5,914,000       6,216,000      5,588,000
- -----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                      $372,568,000   $ 352,405,000   $322,746,000
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses............................................... $ 99,898,000   $  97,205,000   $ 78,904,000
   Income taxes........................................................................    4,949,000       6,936,000      5,750,000
   Note payable and current maturities of long-term obligations........................    6,246,000       6,618,000      7,126,000
- -----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                          111,093,000     110,759,000     91,780,000

LONG-TERM DEBT AND OTHER LIABILITIES...................................................   46,080,000      45,260,000     46,519,000
CAPITAL LEASE OBLIGATIONS..............................................................    8,661,000       5,854,000      7,721,000
DEFERRED INCOME TAXES..................................................................   12,094,000      10,979,000     13,717,000
SHAREHOLDERS' EQUITY
   Common stock........................................................................   30,675,000      31,676,000     32,369,000
   Paid-in capital.....................................................................      434,000         281,000      2,580,000
   Retained earnings...................................................................  174,642,000     161,079,000    143,741,000
   Receivable from HON Members Company Ownership Plan..................................  (11,111,000)    (13,483,000)   (15,681,000)
- -----------------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                         194,640,000     179,553,000    163,009,000
- -----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $372,568,000   $ 352,405,000   $322,746,000
===================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

===================================================================================================================
FOR THE YEARS                                                               1994           1993           1992
- -------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of year.........................................  $ 31,676,000   $ 32,369,000   $ 32,209,000
   Purchase of shares.................................................    (1,078,000)      (751,000)      (818,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.......................................        77,000         58,000         62,000
   Shares issued under HON Members Company
    Ownership Plan....................................................            --             --        916,000
- -------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................  $ 30,675,000   $ 31,676,000   $ 32,369,000
- -------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL
   Balance, beginning of year.........................................  $    281,000   $  2,580,000   $    194,000
   Purchase of shares.................................................    (1,567,000)    (3,615,000)   (15,229,000)
   Shares issued under Members Stock Purchase Plan
    and restricted stock awards.......................................     1,720,000      1,316,000      1,031,000
   Shares issued under HON Members Company
    Ownership Plan....................................................            --             --     16,584,000
- -------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................  $    434,000   $    281,000   $  2,580,000
- -------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance, beginning of year.........................................  $161,079,000   $143,741,000   $117,172,000
   Net income.........................................................    54,156,000     45,127,000     38,683,000
   Purchase of shares.................................................   (26,992,000)   (15,202,000)            --
   Cash dividends declared, common....................................   (13,601,000)   (12,587,000)   (12,114,000)
- -------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................  $174,642,000   $161,079,000   $143,741,000
- -------------------------------------------------------------------------------------------------------------------
RECEIVABLE FROM HON MEMBERS COMPANY OWNERSHIP PLAN
   Balance, beginning of year.........................................  $(13,483,000)  $(15,681,000)  $         --
   Principal loaned to HON Members Company
    Ownership Plan....................................................            --             --    (17,500,000)
   Principal repaid by HON Members Company
    Ownership Plan....................................................     2,372,000      2,198,000      1,819,000
- -------------------------------------------------------------------------------------------------------------------
      Balance, end of year............................................  $(11,111,000)  $(13,483,000)  $(15,681,000)
- -------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
      Balance, end of year............................................  $194,640,000   $179,553,000   $163,009,000
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries

Consolidated Statements of Cash Flows

- -----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS                                                                                1994            1993            1992
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income.......................................................................... $ 54,156,000  $  45,127,000  $  38,683,000
   Noncash items included in net income:
     Depreciation and amortization.....................................................   19,042,000     16,631,000     15,478,000
     Other postretirement and postemployment benefits..................................    2,104,000      1,750,000             --
     Deferred income taxes.............................................................      854,000     (2,113,000)      (175,000)
     Cumulative effect of accounting changes...........................................      237,000       (489,000)            --
     Other -- net......................................................................       54,000         58,000       (109,000)
   Changes in working capital:
     Receivables.......................................................................  (10,619,000)    (4,468,000)   (12,962,000)
     Inventories.......................................................................   (4,629,000)    (7,909,000)     6,567,000
     Prepaid expenses..................................................................    1,484,000     (5,428,000)      (677,000)
     Accounts payable and accrued expenses.............................................    4,619,000     16,434,000      8,847,000
     Accrued facilities closing and reorganization expenses............................   (1,885,000)     1,867,000             --
     Income taxes payable..............................................................   (1,847,000)     1,186,000       (350,000)
   Increase in other liabilities.......................................................    1,077,000      1,334,000        452,000
- -----------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) operating activities....................................   64,647,000     63,980,000     55,754,000
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Capital expenditures -- net.........................................................  (35,005,000)   (27,541,000)   (26,626,000)
   Acquisition spending................................................................           --     (1,265,000)    (2,393,000)
   Receivable from HON Members Company
    Ownership Plan.....................................................................    2,372,000      2,198,000    (15,681,000)
   Short-term investments -- net.......................................................    8,515,000     (5,726,000)    (1,444,000)
   Other -- net........................................................................     (291,000)    (1,901,000)      (134,000)
- -----------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from (to) investing activities....................................  (24,409,000)   (34,235,000)   (46,278,000)
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Purchase of HON INDUSTRIES common stock.............................................  (29,637,000)   (19,568,000)   (16,047,000)
   Proceeds from long-term debt........................................................           --             --     17,500,000
   Payments of note and long-term debt.................................................   (3,916,000)    (6,025,000)    (7,375,000)
   Proceeds from sale of HON INDUSTRIES common stock
    to HON Members Company Ownership Plan..............................................           --             --     17,500,000
   Proceeds from sale of HON INDUSTRIES
    common stock to members............................................................    1,797,000      1,144,000        944,000
   Dividends paid......................................................................  (13,601,000)   (12,587,000)   (12,114,000)
- -----------------------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to) financing activities...................................  (45,357,000)   (37,036,000)       408,000
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................   (5,119,000)    (7,291,000)     9,884,000
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................................   32,778,000     40,069,000     30,185,000
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................................... $ 27,659,000  $  32,778,000  $  40,069,000
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

SUPPLEMENTAL CASH FLOW INFORMATION

                                                         1994     1993     1992
                                                      -------------------------
                                                           (In thousands)
Interest paid during the year.......................  $ 3,234  $ 3,219  $ 3,447
Income taxes paid during the year...................   32,534   27,144   23,734

The Company incurred capital lease obligations of $8,561,000 in 1992 in connection with lease agreements to acquire information technology equipment.

INVENTORIES

                                                       1994      1993      1992
                                                    ---------------------------
                                                          (In thousands)
Finished products.................................  $13,554   $10,731   $ 8,252
Materials and work in process.....................   29,705    27,899    22,010
                                                    ---------------------------
                                                    $43,259   $38,630   $30,262
                                                    ===========================

Current replacement cost exceeded the amount stated for inventories valued by the LIFO method by approximately $12,983,000; $11,705,000; and $12,666,000 as of year-end 1994, 1993, and 1992, respectively.

PROPERTY, PLANT, AND EQUIPMENT

                                                     1994       1993       1992
                                                 ------------------------------
                                                         (In thousands)
Land and land improvements.....................  $  8,832   $  8,779   $  8,767
Buildings......................................    84,801     81,409     79,819
Machinery and equipment........................   185,421    158,386    142,528
Construction and equipment
  installation in progress.....................    17,915     18,085     17,048
                                                 ------------------------------
                                                  296,969    266,659    248,162
Less allowances for depreciation...............   119,125    108,889    102,313
                                                 ------------------------------
                                                 $177,844   $157,770   $145,849
                                                 ==============================

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                       1994      1993      1992
                                                    ---------------------------
                                                          (In thousands)
Trade accounts payable............................  $40,939   $36,873   $28,638
Compensation......................................    3,343     2,843     2,658
Profit sharing and retirement expense.............   11,066    10,913    10,009
Vacation pay......................................    8,579     8,083     7,957
Marketing expenses................................   17,443    20,995    12,370
Workers' compensation, general, and
  product liability expenses......................    5,492     6,925     7,359
Other accrued expenses............................   13,036    10,573     9,913
                                                    ---------------------------
                                                    $99,898   $97,205   $78,904
                                                    ===========================

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements


LONG-TERM DEBT AND OTHER LIABILITIES

                                                         1994     1993     1992
                                                      -------------------------
                                                           (In thousands)
Industrial development revenue bonds, various
  issues, payable through 2013 with interest at
  5.85 - 8.13% per annum............................  $24,928  $25,396  $26,040

Note payable to bank, payable quarterly through 1996
  with interest at a variable rate (6.69% at year-
  end 1994).........................................    9,700   12,100   14,100

Other notes and amounts.............................   11,452    7,764    6,379
                                                      -------------------------
                                                      $46,080  $45,260  $46,519
                                                      =========================

Aggregate maturities of long-term debt and other liabilities are as follows (in thousands):

                          1995                   $ 5,468
                          1996                    12,150
                          1997                     1,391
                          1998                     1,541
                          1999                       976
                          Thereafter              30,022

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

Significant components of the provision for income taxes are as follows:

                                                                       Deferred
                                                   Liability Method     Method
                                                     1994      1993      1992
                                                   ----------------------------
                                                           (In thousands)
Current:
  Federal........................................  $27,504   $26,084   $20,499
  State..........................................    3,587     2,734     2,886
                                                   ----------------------------
                                                    31,091    28,818    23,385
Deferred.........................................      854    (2,602)     (175)
                                                   ----------------------------
                                                   $31,945   $26,216   $23,210
                                                   ============================

The components of the provision for deferred income taxes for the year ended January 2, 1993, are as follows:

                                                                          1992
                                                                 --------------
                                                                 (In thousands)
Provision for closing facilities and
 reorganization expenses.......................................          $(164)
Other, net.....................................................            (11)
                                                                         ------
                                                                         $(175)
                                                                         ======

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                          1994    1993    1992
                                                          ---------------------
Federal statutory tax rate..............................  35.0%   35.0%   34.0%
State taxes, net of federal tax effect..................   2.8     2.4     3.1
Other, net..............................................   (.8)    (.4)     .4
Effective tax rate......................................  37.0%   37.0%   37.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           Dec. 31,    Jan. 1,
                                                             1994       1994
                                                           --------------------
                                                              (In thousands)
Net long-term deferred tax liabilities:
  Tax over book depreciation.............................  $(13,630)  $(11,620)
  Other, net.............................................     1,536        641
                                                           --------------------
    Total net long-term deferred tax liabilities.........   (12,094)   (10,979)
                                                           --------------------
Net current deferred tax assets:
  Workers' compensation, general, and product liability
   accruals..............................................     2,029      2,610
  Vacation accrual.......................................     3,180      2,988
  Other, net.............................................     6,356      5,706
                                                           --------------------
    Total net current deferred tax assets................    11,565     11,304
                                                           --------------------
    Net deferred tax (liabilities) assets................  $   (529)  $    325
                                                           ====================

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements


SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

                                                 1994         1993         1992
                                          -------------------------------------
Common Stock, $1 Par Value
  Authorized............................  100,000,000  100,000,000  100,000,000
  Issued and outstanding................   30,674,603   31,675,846   32,368,956
Preferred Stock
  Authorized............................    1,000,000    1,000,000    1,000,000
  Issued and outstanding................           --           --           --

The Company purchased 1,078,835; 751,399; and 819,687 shares of its common stock during 1994, 1993, and 1992, respectively.

Cash dividends declared and paid per share for each year are:

                                                           1994    1993    1992
                                                           --------------------
Common shares............................................  $.44    $.40    $.37

Net income per common share is based on the weighted average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares.

Shares of common stock were issued in 1994, 1993, and 1992 pursuant to a members' stock purchase plan as follows:

                                                       1994      1993      1992
                                                     --------------------------
Shares issued......................................  77,302    49,816    54,207
Average price per share............................  $23.25    $22.96    $17.42

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

HON INDUSTRIES Inc. and Subsidiaries

Notes to Consolidated Financial Statements


distributed to the ESOP trust for allocation to participants. Selected financial data pertaining to the ESOP is as follows:

                                                 1994         1993         1992
                                             ----------------------------------
                                              (In thousands, except share data)
Company contribution to ESOP...............  $  2,977     $  2,962     $  2,742
Dividend income of ESOP....................       403          366          339
Company interest expense on ESOP loan......       656          605          802
Shares of common stock allocated to ESOP
 participant accounts......................   133,945      133,666      122,198
Shares held in suspense (unallocated) by
 ESOP as of year-end.......................   526,421      660,366      794,032
Fair value of shares held in suspense by
 ESOP as of year-end.......................  $ 14,082     $ 18,490     $ 18,660
Closing market price of common stock as of
 year-end..................................  $  26.75     $  28.00     $  23.50

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

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

                                                            Dec. 31,    Jan. 1,
                                                              1994       1994
                                                            -------------------
                                                               (In thousands)
Accumulated postretirement benefit obligation (APBO):
  Retirees................................................  $  6,947   $  7,192
  Fully eligible active plan participants.................     3,816      3,374
  Other active plan participants..........................     6,397      6,368
Unrecognized net loss.....................................      (713)    (1,659)
Unrecognized transition obligation........................   (12,932)   (13,650)
                                                            -------------------
Accrued postretirement benefit cost.......................  $  3,515   $  1,625
                                                            ===================

Net periodic postretirement benefit costs include:

Service cost..............................................  $    687   $    603
Interest cost.............................................     1,242      1,134
Amortization of transition obligation over 20 years.......       718        718
                                                            -------------------
Net periodic postretirement benefit cost..................  $  2,647   $  2,455
                                                            ===================

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

LEASES

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1994 are as follows:

                                                         Capitalized  Operating
                                                            Leases      Leases
                                                         ----------------------
                                                             (In thousands)
1995....................................................   $ 1,696      $3,335
1996....................................................     2,024       2,440
1997....................................................     2,024       1,274
1998....................................................     2,024         877
1999....................................................     2,024         244
Thereafter..............................................     5,210         511
                                                           -------      ------
Total minimum lease payments............................    15,002      $8,681
                                                                        ======
Less amount representing interest.......................     5,563
                                                           -------
Present value of net minimum lease payments, including
 current maturities of $778,000.........................   $ 9,439
                                                           =======

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

                                                       1994      1993      1992
                                                    ---------------------------
                                                           (In thousands)
Buildings.........................................  $ 3,709   $ 3,709   $ 3,709
Machinery and equipment...........................    8,419     8,286     8,286
                                                    ---------------------------
                                                     12,128    11,995    11,995
Less allowances for
 depreciation.....................................    2,507     4,376     2,682
                                                    ---------------------------
                                                    $ 9,621   $ 7,619   $ 9,313
                                                    ===========================

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

HON INDUSTRIES Inc. and Subsidiaries
Investor Information

SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                         First      Second    Third     Fourth    Total
                                                        Quarter    Quarter   Quarter*  Quarter     Year
                                                        -------------------------------------------------
                                                              (In thousands, except per share data)
Year-End 1994:
 Net sales............................................  $200,693   $193,045  $222,112  $230,148  $845,998
 Gross profit.........................................    63,374     59,713    71,005    78,514   272,606
 Income before income taxes...........................    18,458     14,637    24,659    28,584    86,338
 Income taxes.........................................     6,830      5,415     9,124    10,576    31,945
 Income before cumulative effect
  of accounting changes...............................    11,628      9,222    15,535    18,008    54,393
 Cumulative effect of accounting changes..............      (237)        --        --        --      (237)
 Net income...........................................    11,391      9,222    15,535    18,008    54,156
 Net income per common share:
 Income before cumulative effect of
  accounting changes..................................       .37        .30       .49       .58      1.74
 Cumulative effect of accounting changes..............      (.01)        --        --        --      (.01)
 Net income per common share..........................       .36        .30       .49       .58      1.73
Year-End 1993:
 Net sales............................................  $186,111   $177,537  $203,070  $213,608  $780,326
 Gross profit.........................................    55,457     53,643    64,024    69,374   242,498
 Income before income taxes...........................    12,807     12,946    18,628    26,473    70,854
 Income taxes.........................................     4,675      4,725     7,021     9,795    26,216
 Income before cumulative effect
  of accounting changes...............................     8,132      8,221    11,607    16,678    44,638
 Cumulative effect of accounting changes..............       489         --        --        --       489
 Net income...........................................     8,621      8,221    11,607    16,678    45,127
 Net income per common share:
 Income before cumulative effect of
  accounting changes..................................       .25        .25       .36       .53      1.39
 Cumulative effect of accounting changes..............       .02         --        --        --       .02
 Net income per common share..........................       .27        .25       .36       .53      1.41
Year-End 1992:
 Net sales............................................  $158,575   $163,806  $195,968  $188,201  $706,550
 Gross profit.........................................    50,100     53,243    65,043    58,985   227,371
 Income before income taxes...........................    11,470     14,025    19,632    16,766    61,893
 Income taxes.........................................     4,301      5,260     7,361     6,288    23,210
 Net income...........................................     7,169      8,765    12,271    10,478    38,683
 Net income per common share..........................       .22        .26       .38       .32      1.18
*In 1993, includes a pretax charge of $3,980,000 (after-tax effect of $2,507,000, or $.08 per share) for discontinuing the operations of a subsidiary.


- ---------------------------------------------------------------------------------------------------------
COMMON STOCK MARKET PRICE AND PRICE/
EARNINGS RATIO (UNAUDITED)
ANNUAL 1994 -- 1984
                                                            Price/
                     Market                                Earnings
                     Price*            Earnings             Ratio
              -------------------        per           ----------------
Year           High         Low         Share*         High         Low
- -----------------------------------------------------------------------
1994         $34         $24            $1.73           20          14
1993          29 1/4      21 1/2         1.41           21          15
1992          23 1/2      16 1/2         1.18           20          14
1991          20 1/2      13 1/4         1.02           20          13
1990          23          13 1/2         1.30           18          10
1989          19 7/8       8 3/4          .79           25          11
1988          10 1/4       7 7/8          .94           11           8
1987          11 1/2       8 1/8          .62           19          13
1986           9 7/8       7              .71           14          10
1985           7 3/4       4 1/8          .61           13           7
1984           5 3/4       3 3/4          .38           15          10
                                                       ----------------
Eleven-Year Average                                     18          11
                                                       ================
*Adjusted for the effect of stock splits



COMMON STOCK MARKET PRICES AND DIVIDENDS
(UNAUDITED)
QUARTERLY 1994 -- 1993

    1994 by                                               Dividends
    Quarters             High             Low             per Share
- -----------------------------------------------------------------------
      1st               $34              $24 1/2            $.11
      2nd                34               26 1/4             .11
      3rd                27 3/8           24                 .11
      4th                28 1/2           25 1/4             .11
                                                            ----
                                 Total Dividends Paid       $.44
                                                            ====

    1993 by                                               Dividends
    Quarters             High             Low             per Share
- -----------------------------------------------------------------------
      1st               $29 1/4          $22 3/4            $.10
      2nd                29 1/4           21 1/2             .10
      3rd                28 1/2           25                 .10
      4th                29               26 1/2             .10
                                                            ----
                                 Total Dividends Paid       $.40
                                                            ====
- ---------------------------------------------------------------------------------------------------------

                               INDEX OF EXHIBITS

Exhibit                                                                    Page
Number      Description of Document                                       Number
- -------     -----------------------                                       ------
(10)        Change in Control Agreement of the Registrant/(1)/

(22)        Subsidiaries of the Registrant/(1)/

(23)        Powers of Attorney                                              19

(24)        Consent of Independent Auditors/(1)/

(27)        Financial Data Schedule/(1)/

(28A)       Executive Bonus Plan of the Registrant/(1)/

(28B)       Executive Long-Term Incentive Compensation Plan of the
              Registrant/(1)/



/(1)/ Incorporated by reference to the same numbered exhibit filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-2648).