Form 10-Q
period 1996-03-30
HON INDUSTRIES INC
filed 1996-05-14
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 30, 1996

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

   Common Stock, $1 Par Value -- 30,263,851 shares as of March 30, 1996

Exhibit Index is on page 13.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
March 30, 1996, and December 30, 1995                                   3-4

Condensed Consolidated Statements of Income --
Three Months Ended March 30, 1996, and April 1, 1995                      5

Condensed Consolidated Statements of Cash Flows --
Three Months Ended March 30, 1996, and April 1, 1995                      6

Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

   (27)  Financial Data Schedule                                         14

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 30,
                                           1996      December 30,
                                        (Unaudited)      1995
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 42,468      $ 32,231
 Short-term investments                    12,396        14,694
 Receivables                               74,963        88,178
 Inventories (Note B)                      34,262        36,601
 Deferred income taxes                     14,430        14,180
 Prepaid expenses and
   other current assets                    13,068         8,299
                                          -------       -------
   Total Current Assets                   191,587       194,183

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 9,699         9,701
 Buildings                                 95,458        95,310
 Machinery and equipment                  208,078       208,707
 Construction in progress                  27,820        30,036
                                          -------       -------
                                          341,055       343,754
 Less accumulated depreciation            133,144       133,721
                                          -------       -------
 Net Property, Plant, and Equipment       207,911       210,033

OTHER ASSETS                                5,059         5,302
                                          -------       -------
   Total Assets                          $404,557      $409,518
                                          =======       =======

See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 30,
                                           1996      December 30,
                                        (Unaudited)      1995
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $ 96,542      $117,273
 Income taxes                              12,772         5,361
 Note payable and current maturities
   of long-term obligations                12,372         6,281
                                          -------       -------
   Total Current Liabilities              121,686       128,915

LONG-TERM DEBT AND OTHER LIABILITIES       37,598        45,911

CAPITAL LEASE OBLIGATIONS                   7,687         7,700

DEFERRED INCOME TAXES                      11,007        10,757

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding
 Common, $1 par value; authorized              --            --
 100,000,000 shares; outstanding --
 1996 - 30,263,851 shares;
 1995 - 30,394,337 shares                  30,264        30,394

 Paid-in capital                              408           550
 Retained earnings                        204,121       193,505
 Receivable from HON Members Company
   Ownership Plan                          (8,214)       (8,214)
                                          -------       -------
   Total Shareholders' Equity             226,579       216,235

   Total Liabilities and
     Shareholders' Equity                $404,557      $409,518
                                          =======       =======

See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Three Months Ended
                                           March 30,     April 1,
                                             1996       1995
                                           (In thousands, except
                                              per share data)

Net sales                                 $233,477     $216,498

Cost of products sold                      160,006      147,556
                                           -------      -------
 Gross Profit                               73,471       68,942

Selling and administrative expenses         49,846       48,565

Gain on sale of subsidiary (Note C)          3,200           --
                                           -------      -------
 Operating Income                           26,825       20,377

Interest income                                741          690

Interest expense                               860          948
                                           -------      -------
 Income Before Income Taxes                 26,706       20,119

Income taxes                                 9,881        7,544
                                           -------      -------
 Net Income                               $ 16,825     $ 12,575
                                           =======      =======
Net income per common share               $    .55     $    .41
                                           =======      =======
Average number of common
  shares outstanding                    30,345,172   30,644,226
                                        ==========   ==========
Cash dividends per common share           $    .12     $    .12
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Three Months Ended
                                           March 30,  April 1,
                                             1996         1995
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $16,825     $ 12,575
 Noncash items included in net income:
   Depreciation and amortization            5,586        4,997
   Gain on sale of subsidiary,
     net of tax (Note C)                   (2,016)          --
   Other postretirement and postemployment
     benefits                                 618          645
   Other - net                                 --           14
 Net increase (decrease) in noncash operating
   assets and liabilities                  (2,006)      11,546
 Increase in other liabilities             (1,520)      (1,858)
                                           ------      -------
   Net cash flows from
     operating activities                  17,487       27,919
                                           ------      -------
Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (8,190)     (11,432)
 Net proceeds from sale of
   subsidiary (Note C)                      7,336           --
 Short-term investments - net               1,498          (29)
 Long-term investments                        (64)         (10)
 Other - net                                   --            2
                                           ------      -------
   Net cash flows from (to)
     investing activities                     580      (11,469)
                                           ------      -------
Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock   (3,416)      (1,129)
 Payments of note and long-term debt       (1,348)        (276)
 Proceeds from sales of HON INDUSTRIES
   common stock to members and
   stock-based compensation                   576          553
 Dividends paid                            (3,642)      (3,677)
                                           ------      -------
   Net cash flows (to)
     financing activities                  (7,830)      (4,529)
                                           ------      -------
Net increase in cash and
   cash equivalents                        10,237       11,921
                                           ------      -------
Cash and cash equivalents at beginning
 of period                                 32,231       27,659
                                           ------      -------
Cash and cash equivalents
  at end of period                        $42,468     $ 39,580
                                           ======      =======







See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                              March 30, 1996


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    March 30, 1996
($000)                               (Unaudited) December 30, 1995

Finished products                     $11,520         $11,265
Materials and work in process          22,742          25,336
                                       ------          ------
                                      $34,262         $36,601
                                       ======          ======

Note C.  Gain on Sale of Subsidiary

During the first quarter of 1996, the Company sold all outstanding shares of its subsidiary, Ring King Visibles, Inc., for a sale price of $8,000,000 in cash and the forgiveness of intercompany receivables of approximately $2,000,000. The sale resulted in an approximate $3,200,000 pretax gain.

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

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                        Comparison of
Increases (Decreases)   Three Months Ended   Three Months Ended
Dollars in Thousands      March 30, 1996 &    March 30, 1996 &
                           April 1, 1995      December 30, 1995

Net sales                $16,979    7.8%      $ (8,345) (3.5)%
Cost of products sold     12,450    8.4        (10,573) (6.2)
Selling & Administrative
  expenses                 1,281    2.6         (7,508)(13.1)
Gain on sale of
  subsidiary               3,200  100.0          3,200 100.0
Interest income               51    7.4            133  21.9
Interest expense             (88)  (9.3)           (53) (5.8)
Income taxes               2,337   31.0          4,853  96.5
Net income                 4,250   33.8          8,269  96.7


The Company reported record first quarter sales and earnings for its first fiscal quarter of 1996.

For the quarter ended March 30, 1996, consolidated net sales were $233.5 million compared to the record-breaking $216.5 million in 1995, an increase of 7.8%. Net income was $16.8 million, a 33.8% increase over 1995; and net income per share increased to $0.55 per share, a 34.1% increase over the same quarter a year ago.

First quarter results included a $3.2 million pretax gain on the sale of all outstanding shares of Ring King Visibles, Inc., a subsidiary that manufactures a variety of personal computer accessories. Net income before the gain, was $14.8 million, a 17.8% increase over the first quarter of 1995; and net income per share was $0.48 per share, a 17.1% increase over the prior year period.

The Company's increased net sales for the quarter exceeded the growth rate reported by BIFMA, an industry trade association, for the broader office furniture industry for the period indicating the Company increased its market share. However, fierce price competition within the industry continues to present a significant sales challenge and is driving increased discounting. The office furniture industry is experiencing a period of accelerated consolidation, especially in the traditional dealer channel.

The gross profit margin for the first quarter was 31.5% compared to 31.8% for the same period in 1995 in spite of the pricing pressure on net sales.
Selling and administrative expenses have been reduced from 22.4% of net sales in the first quarter of 1995 to 21.3% for the comparable period in 1996.
First quarter 1996 selling and administrative expenses increased 2.6% over the comparable quarter in 1995 while net sales increased 7.8%. This represents a favorable leveraging of increased sales. This positive selling and administrative result was achieved after increasing provisions for idle machinery, equipment and tooling; plant rearrangements; litigation; lease obligations on closed facilities; and other miscellaneous ongoing obligations.

The Company reduced its estimated annual effective tax rate to 37.0% for the 1996 quarter from 37.5% a year earlier to reflect favorable state income tax experience.

On March 30, 1996, cash and short-term investments increased to $54.9 million, which includes net proceeds from the sale of a subsidiary of $7.3 million. This compares to a $46.9 million balance at year-end 1995.

A note payable was reclassified from long-term debt to a current liability during the quarter in the amount of $6.5 million as a matter of course to reflect its scheduled payment date.

Net capital expenditures for the 1996 quarter were $8.2 million and primarily represented investment in new, more-efficient machinery and equipment.

In the first quarter, the Company repurchased 159,119 shares of its common stock at a cost of approximately $3.4 million or an average price of $21.47 per share. As of March 30, 1996, approximately $7.2 million of the Board's current purchase authorization remained unspent.

On March 1, 1996, the Company paid a $0.12-per-share quarterly dividend payment on common stock to shareholders of record February 22, 1996.

Looking ahead, the Company sees continued intense competition. The Company will continue its focus on cost control, product development and introduction, quality, value, and customer service.

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

The Company was named, along with three other PRPs, as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994 by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California ("Firestone Site"). The DTSC is seeking to cover the cost of investigating soil and groundwater contamination and preparing a remedial action plan for the Firestone Site. From 1927 to 1981, the site was owned by The Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.) and operated from 1928 to 1980 primarily as a tire manufacturing facility.
The Company purchased a portion of the Firestone Site in 1981, and subsequently sold a portion of that property to a company now in bankruptcy proceedings. The Company continues to own a part of the Firestone Site. The Company believes its potential liability at the Firestone Site arises from the Company's status as an owner of the property and not as a waste generator.
The Company has cooperated in the preparation of a Remedial Investigation/Feasibility Study Work Plan ("RI/FS Work Plan") which was approved by DTSC in June 1995. The investigation under the RI/FS Work Plan began in August 1995 and is expected to be completed early in 1997. The Company has, however, denied liability and believes that substantially all investigation and clean-up costs should be borne by Bridgestone/Firestone, Inc.

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


                                 HON INDUSTRIES Inc.


Dated:  May 14, 1996             By  /s/ David C. Stuebe
                                     -----------------------
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



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