Form 10-Q
period 1996-06-29
HON INDUSTRIES INC
filed 1996-08-09
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number 0-2648

                              HON INDUSTRIES Inc.
- ------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

              Iowa                                       42-0617510
- -------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

P.O. Box 1109, 414 East Third Street, Muscatine, Iowa  52761-7109
- -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code             319-264-7400
- -------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X       NO
                                                      -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at June 29, 1996
- -----------------------------          --------------------------------------

Common Shares, $1 Par Value                       30,106,990 shares


Exhibit Index is on page 14.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)                              ----

Condensed Consolidated Balance Sheets --
June 29, 1996, and December 30, 1995                                    3-4

Condensed Consolidated Statements of Income --
Three Months Ended June 29, 1996, and July 1, 1995                        5

Condensed Consolidated Statements of Income --
Six Months Ended June 29, 1996, and July 1, 19956

Condensed Consolidated Statements of Cash Flows --
Six Months Ended June 29, 1996, and July 1, 1995                          7

Notes to Condensed Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-11


                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                               12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                               13

EXHIBIT INDEX                                                            14

   (27) Financial Data Schedule                                          15

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         June 29,
                                           1996      December 30,
                                        (Unaudited)      1995
                                        -----------  ------------
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 34,856      $ 32,231
 Short-term investments                    14,498        14,694
 Receivables                               85,300        88,178
 Inventories (Note B)                      31,117        36,601
 Deferred income taxes                     14,912        14,180
 Prepaid expenses and other
   current assets                           6,485         8,299
                                          -------       -------
   Total Current Assets                   187,168       194,183

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 9,778         9,701
 Buildings                                 96,307        95,310
 Machinery and equipment                  213,698       208,707
 Construction in progress                  35,014        30,036
                                          -------       -------
                                          354,797       343,754
 Less accumulated depreciation            136,943       133,721
                                          -------       -------
 Net Property, Plant, and Equipment       217,854       210,033

OTHER ASSETS                                4,828         5,302
                                          -------       -------
   Total Assets                          $409,850      $409,518
                                          =======       =======













See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         June 29,
                                           1996      December 30,
                                        (Unaudited)      1995
                                        -----------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY          (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $105,966      $117,273
 Income taxes                               2,668         5,361
 Note payable and current maturities
   of long-term obligations                12,799         6,281
                                          -------       -------
   Total Current Liabilities              121,433       128,915

LONG-TERM DEBT AND OTHER LIABILITIES       38,705        45,911

CAPITAL LEASE OBLIGATIONS                   7,219         7,700

DEFERRED INCOME TAXES                      11,376        10,757

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized           --            --
 1,000,000 shares; no shares outstanding
 Common, $1 par value; authorized
 100,000,000 shares; outstanding --
 1996 - 30,106,990 shares;
 1995 - 30,394,337 shares                  30,107        30,394

 Paid-in capital                              364           550
 Retained earnings                        208,860       193,505
 Receivable from HON Members Company
   Ownership Plan                          (8,214)       (8,214)
                                          -------       -------
   Total Shareholders' Equity             231,117       216,235

   Total Liabilities and
     Shareholders' Equity                $409,850      $409,518
                                          =======       =======










See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Three Months Ended
                                           June 29,    July 1,
                                             1996       1995
                                           --------    -------
                                           (In thousands, except
                                              per share data)

Net sales                                 $219,260     $206,604

Cost of products sold                      150,227      146,246
                                           -------      -------
 Gross Profit                               69,033       60,358

Selling and administrative expenses         49,507       47,688

Gain on sale of subsidiary (Note C)              -            -
                                           -------      -------
 Operating Income                           19,526       12,670

Interest income                                759          587

Interest expense                               767          891
                                           -------      -------
 Income Before Income Taxes                 19,518       12,366

Income taxes                                 7,222        4,638
                                           -------      -------
 Net Income                               $ 12,296     $  7,728
                                           =======      =======
Net income per common share               $   0.41     $   0.25
                                           =======      =======
Average number of common
  shares outstanding                    30,170,014   30,542,565
                                        ==========   ==========
Cash dividends per common share           $   0.12     $   0.12
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                              Six Months Ended
                                           June 29,    July 1,
                                             1996       1995
                                           --------    -------
                                           (In thousands, except
                                              per share data)

Net sales                                 $452,737     $423,102

Cost of products sold                      310,233      293,802
                                           -------      -------
 Gross Profit                              142,504      129,300

Selling and administrative expenses         99,353       96,253

Gain on sale of subsidiary (Note C)          3,200            -
                                           -------      -------
 Operating Income                           46,351       33,047

Interest income                              1,500        1,277

Interest expense                             1,627        1,839
                                           -------      -------
 Income Before Income Taxes                 46,224       32,485

Income taxes                                17,103       12,182
                                           -------      -------
 Net Income                               $ 29,121     $ 20,303
                                           =======      =======
Net income per common share               $   0.96     $   0.66
                                           =======      =======
Average number of common
  shares outstanding                    30,257,593   30,593,396
                                        ==========   ==========
Cash dividends per common share           $   0.24     $   0.24
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Six Months Ended
                                           June 29,   July 1,
                                             1996      1995
                                           --------   -------
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 29,121    $ 20,303
 Noncash items included in net income:
   Depreciation and amortization            11,392      10,240
   Gain on sale of subsidiary,
     net of tax (Note C)                    (2,016)          -
   Other postretirement and postemployment
     benefits                                1,205         968
   Deferred income taxes                      (113)       (210)
   Other - net                                 248          21
 Net increase (decrease) in noncash operating
   assets and liabilities                   (6,281)      2,814
 Increase in other liabilities                (519)     (1,607)
                                           -------     -------
   Net cash flows from
     operating activities                   33,037      32,529
                                           -------     -------
Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (20,928)    (24,914)
 Net proceeds from sale of
   subsidiary (Note C)                       7,336           -
 Short-term investments - net                 (604)     (1,090)
 Long-term investments                         (95)         (1)
 Other - net                                     -          (6)
                                           -------     -------
   Net cash flows (to)
     investing activities                  (14,291)    (26,011)
                                           -------     -------
Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (7,971)     (5,278)
 Payments of note and long-term debt        (1,883)     (1,778)
 Proceeds from sales of HON INDUSTRIES
   common stock to members and
   stock-based compensation                    991       1,036
 Dividends paid                             (7,258)     (7,339)
                                           -------     -------
   Net cash flows (to)
     financing activities                  (16,121)    (13,359)
                                           -------     -------
Net increase (decrease) in cash and
   cash equivalents                          2,625      (6,841)
                                           -------     -------
Cash and cash equivalents at beginning
 of period                                  32,231      27,659
                                           -------     -------
Cash and cash equivalents
  at end of period                        $ 34,856    $ 20,818
                                           =======     =======





See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               June 29, 1996


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                   June 29, 1996
($000)                              (Unaudited)  December 30, 1995
                                    ------------------------------
Finished products                     $11,054         $11,265
Materials and work in process          20,063          25,336
                                       ------          ------
                                      $31,117         $36,601
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










                               Page 8 of 15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations
- ---------------------
A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
                       --------------------------------------------------------
Increases (Decreases)  Three Months Ended  Six Months Ended  Three Months Ended
Dollars in Thousands     June 29, 1996 &   June 29, 1996 &    June 29, 1996 &
                          July 1, 1995      July 1, 1995      March 30, 1996
                       ------------------  ----------------  ------------------

Net sales               $12,656    6.1%     $29,635    7.0%   $(14,217)   (6.1)%
Cost of products sold     3,981    2.7       16,430    5.6      (9,779)   (6.1)
Selling & Administrative
  expenses                1,819    3.8        3,100    3.2        (339)    (.7)
Gain on sale of subsidiary    -      -        3,200  100.0      (3,200) (100.0)
Interest income             172   29.3          223   17.5          18     2.4
Interest expense           (124) (13.9)        (212) (11.5)        (93)  (10.8)
Income taxes              2,584   55.7        4,921   40.4      (2,659)  (26.9)
Net income                4,568   59.1        8,818   43.4      (4,529)  (26.9)

The Company reported record second quarter sales and earnings for its fiscal quarter ended June 29, 1996. These results, coupled with record first quarter results, makes January through June 1996 the best first six-month period in the Company's history.

Consolidated net sales for the second quarter ended June 29, 1996, were $219.3 million, compared to $206.6 million in 1995, an increase of 6%. Net income was $12.3 million, a 59% increase over 1995; and net income per share increased to $0.41 per share, a 64% increase over the same quarter a year ago. The Company's ongoing repurchase of its common stock during the quarter and year-to-date also contributed to the favorable year-over-year per share comparisons.

For the six months ended June 29, 1996, consolidated net sales were $452.7 million, up 7% from $423.1 million in the year ago period. Net income for the first half of 1996 was $29.1 million, compared to $20.3 million a year earlier, an increase of 43%, or $0.96 per share, an increase of 46% over the comparable period last year.

Company net sales are continuing to outpace the 4% increase in industry shipments reported by BIFMA, the U.S. office furniture trade association, for the period January through May 1996. The increase in net sales is occurring in both of the Company's core businesses: office furniture and hearth products, in spite of continuing intense price competition in the marketplace. Sales growth is being driven to a large extent by new products introduced within the past three years.

Second quarter 1996 earnings growth is in contrast to the Company's weaker results in the second quarter of 1995. The higher earnings for 1996 shows the solid results of the Company's committed efforts to reduce costs and leverage its operating expenses.

The gross profit margin for the second quarter held at 31.5% compared to 29.2% for the same quarter in 1995. On a six-month basis, the margin was 31.5% for 1996 versus 30.6% for 1995. Selling and administrative expenses for the second quarter of 1995 were 22.6% of net sales compared to 23.1% in the comparable quarter of 1995. On a six-month basis, they were 21.9% in 1996 versus 22.7% in 1995. The improvement in gross margin and selling and administrative expenses are being driven by increases in volume, stringent cost control, and increased productivity.

In the first quarter of 1996, the Company recorded a $3.2 million pretax gain on the sale of its subsidiary, Ring King Visibles, Inc., a manufacturer of a variety of personal computer accessories. The after-tax effect of this sale was $2.0 million or $0.07 per share.

Liquidity
- ---------
As of June 29, 1996, cash, cash equivalents, and short-term investments increased to $49.4 million compared to a $46.9 million balance at year-end 1995.

Net capital expenditures for the first six months of 1996 were $20.9 million and primarily represent investment in new, more-efficient machinery and equipment. These investments are key enablers in aiding the Company to reduce costs, improve productivity, reduce production cycle time, and reduce customer order lead times.

A $0.12 per share quarterly dividend on common stock was paid on May 31, 1996, to shareholders of record on May 23, 1996. This was the 165th consecutive quarterly dividend paid by the Company.

The Company continued its common stock repurchases during the second quarter. During the period, 173,847 shares were acquired at an average price of $26.20. For the six months of fiscal year 1996, 332,966 shares were acquired at a cost of approximately $8.0 million, or an average price of $23.94.

Looking Ahead
- -------------
Management is pleased with the Company's year-over-year improvement in operating performance. These results suggest the Company is doing the right things and gives management a basis for being cautiously optimistic about the Company's performance in the remaining six months of fiscal year 1996. The typical business cycle for the office furniture industry normally produces stronger sales and earnings growth for the last six months of the year than for the first six months.

Certain statements by management may include forward-looking information that is based on current expectations and subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including competitive conditions, pricing trends in the office furniture market, acceptance of the Company's new product introductions, the overall growth rate of the office furniture industry, and the achievement of cost reductions in the Company's manufacturing and distribution operations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

Subsequent Event
- ----------------
On July 30, 1996, the Company announced that it had entered into an agreement in principle to combine its Heatilator Inc. unit with Heat-N-Glo Fireplace Products, Inc., headquartered in Savage, Minnesota, a manufacturer of hearth and heating products. The combined entity will be a subsidiary of the Company and is expected to have an initial annual sales rate in excess of $160 million. The transaction is subject to the execution of a definitive agreement, approval by both companies' Boards of Directors, and regulatory clearance.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------
      The Company is a guarantor of certain leases for showroom space at the International Design Center (IDC) in Long Island City, New York. On
      June 26, 1992, the Company filed an action in the New York Supreme Court claiming wrongful eviction and breach of representations and warranties that the IDC would be maintained as a showroom facility. The IDC has counterclaimed for back rent and other damages. The parties filed cross-motions for summary judgment. On June 7, 1996, the court denied the Company's motion for summary judgment and held the Company is liable for back rent, subject to possible reductions in amounts to be determined at trial for landlord's asserted breaches of certain restrictive covenants in the leases. The Company plans to appeal the decision.

      On December 28, 1995, Haworth Inc. filed a complaint in Federal District Court in Kalamazoo, Michigan, alleging that certain products sold by the Company and its subsidiaries infringed its patents covering electrified panel systems and asking for damages in an unspecified amount. These patents expired November 29, 1994, and no claim has been made with respect to Company products sold after that date. On July 19, 1996, the parties entered into a tolling agreement pursuant to which the lawsuit was dismissed on July 25, 1996, subject to Haworth's right to refile the action after one year if the parties have not otherwise amicably resolved their dispute.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
 The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 14, 1996, for the purpose of electing three Directors to the Board of Directors. At the meeting, 82% of the voting stock was represented in person or by proxy. The proposal voted upon was the election of three Directors for terms expiring at the annual meeting in 1999. The three persons nominated by the Company's Board of Directors received the following votes and were elected:

                                           For         Withheld
                                        ----------     --------
                 Robert L. Katz         24,510,591     341,856
                                          or 81%        or 1%

                 Celeste C. Michalski   24,644,067     208,371
                                          or 81%        or 1%

                 Richard H. Stanley     24,658,602     193,826
                                          or 81%        or 1%

 As to the proposal, there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
 (a) Exhibits.  See Exhibit Index.

 (b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated May 14, 1996, to disclose a change in certifying accountant from Ernst & Young LLP to Arthur Andersen LLP. There were no disagreements with the former auditor leading up to the change and no consultations with the new auditor prior to the change and their approval by the Company's Board of Directors.

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


                                 HON INDUSTRIES Inc.



Dated:                           By  /s/ David C. Stuebe
                                     -----------------------
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



                                 By  /s/ Melvin L. McMains
                                     -----------------------
                                     Melvin L. McMains
                                     Controller

                             PART II.  EXHIBITS


EXHIBIT INDEX
                                                                         Page

(27) Financial Data Schedule                                              15