Form 10-Q
period 1996-09-28
HON INDUSTRIES INC
filed 1996-11-12
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996
                               ------------------
                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number 0-2648
                       ------
                              HON INDUSTRIES Inc.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

              Iowa                                       42-0617510
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

P.O. Box 1109, 414 East Third Street, Muscatine, Iowa  52761-7109
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code             319-264-7400
                                                             -----------------

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X       NO
                                                      -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                      Outstanding at September 28, 1996
---------------------------         ---------------------------------------
Common Shares, $1 Par Value                    30,052,624 shares


Exhibit Index is on page 14.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)
-----------------------------
Condensed Consolidated Balance Sheets --
September 28, 1996, and December 30, 1995                               3-4

Condensed Consolidated Statements of Income --
Three Months Ended September 28, 1996, and September 30, 1995             5

Condensed Consolidated Statements of Income --
Nine Months Ended September 28, 1996, and September 30, 19956

Condensed Consolidated Statements of Cash Flows --
Nine Months Ended September 28, 1996, and September 30, 1995              7

Notes to Condensed Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations                 9-11
         ---------------------------------------------

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                               12
--------------------------
Item 6.  Exhibits and Reports on Form 8-K                                12
-----------------------------------------
SIGNATURES                                                               13

EXHIBIT INDEX                                                            14

   (27) Financial Data Schedule                                          15

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 28,
                                           1996      December 30,
                                        (Unaudited)      1995
                                       ------------- ------------
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 50,420      $ 32,231
 Short-term investments                     4,501        14,694
 Receivables                               99,161        88,178
 Inventories (Note B)                      34,066        36,601
 Deferred income taxes                     15,393        14,180
 Prepaid expenses and
  other current assets                      8,235         8,299
                                          -------       -------
   Total Current Assets                   211,776       194,183

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 9,335         9,701
 Buildings                                 94,415        95,310
 Machinery and equipment                  219,218       208,707
 Construction in progress                  40,613        30,036
                                          -------       -------
                                          363,581       343,754
 Less accumulated depreciation            138,745       133,721
                                          -------       -------
 Net Property, Plant, and Equipment       224,836       210,033

OTHER ASSETS                                4,995         5,302
                                          -------       -------
   Total Assets                          $441,607      $409,518
                                          =======       =======













See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 28,
                                           1996      December 30,
                                        (Unaudited)      1995
                                       ------------- ------------
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $122,843      $117,273
 Income taxes                               3,548         5,361
 Note payable and current maturities
   of long-term obligations                12,732         6,281
                                          -------       -------
   Total Current Liabilities              139,123       128,915

LONG-TERM DEBT AND OTHER LIABILITIES       39,758        45,911

CAPITAL LEASE OBLIGATIONS                   7,207         7,700

DEFERRED INCOME TAXES                      11,744        10,757

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding       --            --

 Common, $1 par value; authorized
 100,000,000 shares; outstanding --
 1996 - 30,052,624 shares;
 1995 - 30,394,337 shares                  30,053        30,394

 Paid-in capital                              333           550
 Retained earnings                        221,603       193,505
 Receivable from HON Members Company
   Ownership Plan                          (8,214)       (8,214)
                                          -------       -------
   Total Shareholders' Equity             243,775       216,235

   Total Liabilities and
     Shareholders' Equity                $441,607      $409,518
                                          =======       =======









See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Three Months Ended
                                         ---------------------------
                                         September 28, September 30,
                                             1996           1995
                                         ------------- -------------
                                           (In thousands, except
                                              per share data)

Net sales                                 $255,254     $228,195

Cost of products sold                      176,403      160,319
                                           -------      -------
 Gross Profit                               78,851       67,876

Selling and administrative expenses         53,605       48,084
                                           -------      -------
 Operating Income                           25,246       19,792

Interest income                                806          473

Interest expense                               715          817
                                           -------      -------
 Income Before Income Taxes                 25,337       19,448

Income taxes (Note D)                        7,430        7,209
                                           -------      -------
 Net Income (Note D)                      $ 17,907     $ 12,239
                                           =======      =======
Net income per common share (Note D)         $0.60        $0.41
                                           =======      =======
Average number of common
 shares outstanding                     30,063,124   30,416,469
                                        ==========   ==========
Cash dividends per common share              $0.12        $0.12
                                           =======      =======














See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                              Nine Months Ended
                                        ----------------------------
                                        September 28,  September 30,
                                             1996           1995
                                        -------------  -------------
                                           (In thousands, except
                                              per share data)

Net sales                                 $707,991     $651,297

Cost of products sold                      486,636      454,121
                                           -------      -------
 Gross Profit                              221,355      197,176

Selling and administrative expenses        152,958      144,337

Gain on sale of subsidiary (Note C)          3,200            -
                                           -------      -------
 Operating Income                           71,597       52,839

Interest income                              2,306        1,750

Interest expense                             2,342        2,656
                                           -------      -------
 Income Before Income Taxes                 71,561       51,933

Income taxes (Note D)                       24,533       19,391
                                           -------      -------
 Net Income (Note D)                      $ 47,028     $ 32,542
                                           =======      =======
Net income per common share (Note D)         $1.56        $1.07
                                           =======      =======
Average number of common
 shares outstanding                     30,192,770   30,534,420
                                        ==========   ==========
Cash dividends per common share              $0.36        $0.36
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Nine Months Ended
                                        ----------------------------
                                        September 28,  September 30,
                                             1996           1995
                                        -------------  -------------
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 47,028    $ 32,542
 Noncash items included in net income:
   Depreciation and amortization            17,460      15,596
   Gain on sale of subsidiary,
     net of tax (Note C)                    (2,016)          -
   Other postretirement and postemployment
     benefits                                1,828       1,484
   Deferred income taxes                      (226)       (421)
   Other - net                                 247          30
 Net increase (decrease) in noncash operating
   assets and liabilities                   (6,497)      9,215
 Increase (decrease) in other liabilities      791      (1,452)
                                           -------     -------
   Net cash flows from
     operating activities                   58,615      56,994
                                           -------     -------
Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (34,770)    (37,704)
 Net proceeds from sale of
   subsidiary (Note C)                       7,336           -
 Short-term investments - net                9,394        (551)
 Long-term investments                         148          (1)
 Other - net                                  (189)       (273)
                                           -------     -------
   Net cash flows (to)
     investing activities                  (18,081)    (38,529)
                                           -------     -------
Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (9,991)     (9,478)
 Payments of note and long-term debt        (2,857)     (2,309)
 Proceeds from sales of HON INDUSTRIES common
   stock to members and stock-based
   compensation                              1,368       1,516
 Dividends paid                            (10,865)    (10,984)
                                           -------     -------
   Net cash flows (to)
     financing activities                  (22,345)    (21,255)
                                           -------     -------
Net increase (decrease) in cash and
   cash equivalents                         18,189      (2,790)
Cash and cash equivalents at beginning
 of period                                  32,231      27,659
                                           -------     -------
Cash and cash equivalents
  at end of period                        $ 50,420    $ 24,869
                                           =======     =======





See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            September 28, 1996


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 28, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                  September 28, 1996
($000)                                (Unaudited)      December 30, 1995
                                  ------------------   -----------------
Finished products                     $12,806                $11,265
Materials and work in process          21,260                 25,336
                                       ------                 ------
                                      $34,066                $36,601


Note C.  Gain on Sale of Subsidiary

During the first quarter of 1996, the Company sold all outstanding shares of its subsidiary, Ring King Visibles, Inc., for a sale price of $8,000,000 in cash and the forgiveness of intercompany receivables of approximately $2,000,000. The sale resulted in an approximate $3,200,000 pretax gain.


Note D.  Tax Credits

During the third quarter of 1996, the Company recorded one-time federal research and development and state new jobs tax credits totaling approximately $2.1 million, or $0.07 per share. These tax credits were for eligible business events occurring in fiscal years prior to 1996.

Item 2.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations
---------------------
A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
                       --------------------------------------------------------
Increases (Decreases) Three Months Ended Nine Months Ended Three Months Ended Dollars in Thousands Sept. 28, 1996 & Sept. 28, 1996 & Sept. 28, 1996 &
                         Sept. 30, 1995     Sept. 30, 1995      June 29, 1996
                      ------------------  -----------------  ------------------

Net sales               $27,059   11.9%    $56,694    8.7%    $35,994    16.4%
Cost of products sold    16,084   10.0      32,515    7.2      26,176    17.4
Selling & Administrative
  expenses                5,521   11.5       8,621    6.0       4,098     8.3
Gain on sale of subsidiary    -      -       3,200  100.0           -       -
Interest income             333   70.4         556   31.8          47     6.2
Interest expense           (102) (12.5)       (314) (11.8)        (52)   (6.8)
Income taxes                221    3.1       5,142   26.5         208     2.9
Net income                5,668   46.3      14,486   44.5       5,611    45.6


The Company reported record third quarter sales and earnings for its fiscal quarter ended September 28, 1996. These results, coupled with record first and second quarter results, make January through September 1996 the best first nine-month period in the Company's history.

Consolidated net sales for the third quarter ending September 28, 1996, were $255.3 million, an 11.9% increase from the $228.2 million in the third quarter of 1995. Net income was $17.9 million, or $0.60 per share, an increase of 46.3%, for the third quarter of 1996, compared to $12.2 million, or $0.41 per share for the year-ago period.

For the nine months ended September 28, 1996, consolidated net sales were $708.0 million, up 8.7% from $651.3 million for the year-ago period. Net income for the nine months of 1996 was $47.0 million, or $1.56 per share, an increase of 45.8%, compared to $32.5 million, or $1.07 per share for the comparable period in 1995.

The gross profit margin for the third quarter was 30.9% compared to 29.7% for the same quarter in 1995. On a nine-month basis, the margin was 31.3% for 1996 versus 30.3% for 1995. Selling and administrative expenses for the third quarter of 1996 were 21.0% of net sales compared to 21.1% in the comparable quarter of 1995. On a nine-month basis, they were 21.6% in 1996 versus 22.2% in 1995.

Office furniture industry growth is continuing to outpace the general U.S. economy. However, the favorable influence of this growth is being partially offset by the competitive pricing pressures of rapidly consolidating distribution. Management believes the Company s strong 1996 sales performance indicates a gain in market share as customers search for compelling value products. The improved gross margin is being driven by increased production volume and productivity improvements but being adversely impacted by the aforementioned pricing pressures on net sales. Operating costs are being managed through aggressive cost control measures, a focus on the continuous improvement of productivity and product quality, and a steady stream of new products.

The Company increased its estimated annual effective tax rate to 37.5% for the third quarter of 1996 from 37.0% a year earlier. The Company recognized one-time federal and state income tax credits of $2.1 million, or $0.07 per share, in the third quarter of 1996.

In the first quarter of 1996, the Company recorded a $3.2 million pretax gain on the sale of its subsidiary, Ring King Visibles, Inc., a manufacturer of a variety of personal computer accessories. The after-tax effect of this sale was $2.0 million, or $0.07 per share.

Liquidity
---------
As of September 28, 1996, cash, cash equivalents, and short-term investments increased to $54.9 million compared to a $46.9 million balance at year-end 1995.

Net capital expenditures for the first nine months of 1996 were $34.8 million and primarily represent investment in new, more efficient machinery and equipment.

A $0.12 per share quarterly dividend on common stock was paid on August 30, 1996, to shareholders of record on August 22, 1996. This was the 166th consecutive quarterly dividend paid by the Company.

In the third quarter, the Company repurchased 65,665 shares of its common stock at a cost of approximately $2.0 million or an average price of $30.75 per share. For the nine months of fiscal year 1996, 398,631 shares were acquired at a cost of approximately $10.0 million, or an average price of $25.06. The Board of Directors authorized the Company to spend up to an additional $20.0 million to acquire common stock of the Company at its August 12, 1996, meeting. Prior to the additional authorization, the Company had spent all but $1.3 million of the $20.0 million which the Board authorized on February 13, 1995.

Looking Ahead
-------------
Management believes that, while the Company had record earnings for its first nine months, consolidation of sales distribution within the office furniture industry is and will continue to result in pricing pressures, which the Company plans to offset through productivity increases, aggressive marketing programs, and strategic new product introductions.

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

Subsequent Events
-----------------
On October 2, 1996, the Company acquired Heat-N-Glo Fireplace Products, Inc., located in Savage, Minnesota, through a merger with its wholly owned Heatilator Inc. subsidiary, which has been renamed Hearth Technologies Inc. The Heat-N-Glo and Heatilator businesses will operate as divisions of Hearth Technologies Inc.

The Company paid approximately $76 million, in a combination of cash and debt, for the acquisition. This transaction will be accounted for under the purchase method.

Hearth Technologies manufactures and markets broad lines of manufactured gas- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home. It is not expected that the merger of Heatilator and Heat-N-Glo will change the business relationships with their respective dealers and customers.

During November, the Company settled two previously disclosed contingent liability matters which totaled $4.8 million. The financial resolution of both litigation issues was as anticipated by management. Consequently, their settlement amounts have been fully reserved. Please refer to Item 1. Legal Proceedings on page 12 for further information regarding these matters.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
The Company is a guarantor of certain leases for showroom space at the International Design Center (IDC) in Long Island City, New York. On June 26, 1992, the Company filed an action in the New York Supreme Court claiming wrongful eviction and breach of representations and warranties that the IDC would be maintained as a showroom facility. The IDC counterclaimed for back rent and other damages. The parties then filed cross-motions for summary judgment. On June 7, 1996, the court denied the Company's motion for summary judgment and held the Company is liable for back rent, subject to possible reductions in amounts to be determined at trial for landlord's asserted breaches of certain restrictive covenants in the leases. Following an appeal of the decision on August 28, 1996, the parties engaged in negotiations and on November 8, 1996, settled this matter for $1.8 million, which has already been fully reserved on the Company's books.

On December 28, 1995, Haworth Inc. filed a complaint in Federal District Court in Kalamazoo, Michigan, alleging that certain products sold by the Company and its subsidiaries infringed its patents covering electrified panel systems and asking for damages in an unspecified amount. These patents expired November 29, 1994, and no claim has been made with respect to Company products sold after that date. On July 19, 1996, the parties entered into a tolling agreement pursuant to which the lawsuit was dismissed on July 25, 1996. Subsequently, on November 7, 1996, the Company settled this matter for $3 million, which has already been fully reserved on the Company's books. The Company is undertaking certain legal actions to obtain contribution from electrical wiring contractors who supplied wiring sets to the Company that were the subject of the Haworth complaint.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
 (a) Exhibits.  See Exhibit Index.

 (b) Reports on Form 8-K. After third quarter-end, but before filing the Form 10-Q for the period, HON INDUSTRIES Inc. filed a current report on Form 8-K on October 17, 1996, to disclose the merger of Heat-N-Glo Fireplace Products, Inc., into Heatilator Inc., a wholly owned subsidiary, which changed its name to Hearth Technologies Inc. Both the Heatilator and Heat-N-Glo businesses will continue as divisions of Hearth Technologies Inc. and will manufacture and market hearth and heating products. The transaction will be accounted for under the purchase method.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HON INDUSTRIES Inc.



Dated:  November 11, 1996        By  /s/ David C. Stuebe
                                     --------------------------
                                     David C. Stuebe
                                     Vice President and
                                     Chief Financial Officer



                                 By  /s/ Melvin L. McMains
                                     --------------------------
                                     Melvin L. McMains
                                     Controller

                             PART II.  EXHIBITS


EXHIBIT INDEX
                                                                       Page

(27) Financial Data Schedule                                            15