Form 10-K405
period 1996-12-28
HON INDUSTRIES INC
filed 1997-03-26
CIK 48287

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark
One)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 28, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 14, 1997, was: $759,297,526, assuming all 5% holders are affiliates.

  The number of shares outstanding of the registrant's common stock, as of March 14, 1997, was: 29,693,916.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's Proxy Statement dated March 28, 1997, for the May 13, 1997, Annual Meeting of Shareholders are incorporated by reference into Part III.

                   Index of Exhibits is located on Page 43.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................     7
 Item 3.  Legal Proceedings..............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders............     9
          Table I--Executive Officers of the Registrant..................     9

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................     9
 Item 6.  Selected Financial Data--Eleven-Year Summary...................    12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14
 Item 8.  Financial Statements and Supplementary Data....................    17
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    17

                                    PART III

 Item 10. Directors of the Registrant....................................    18
 Item 11. Executive Compensation.........................................    18
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    18
          Compliance with Section 16(a) of the Securities Exchange Act of
          1934...........................................................    18
 Item 13. Certain Relationships and Related Transactions.................    18

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    18
 Signatures...............................................................   20
 Financial Statements.....................................................   22
 Financial Statement Schedules............................................   41
 Index of Exhibits........................................................   43

                          ANNUAL REPORT ON FORM 10-K

                                    PART I

ITEM 1. BUSINESS.

GENERAL.

  HON INDUSTRIES Inc. is principally a national manufacturer and marketer of office furniture. It also is a major manufacturer and marketer of metal prefabricated fireplaces and related products for the hearth products industry. The Company is ranked as a Fortune 1000 company.

  The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States and Canada. See Item 2. Properties for additional related discussion.

  Four operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: a division, The HON Company, and three wholly owned subsidiaries, including The Gunlocke Company, Holga Inc., and BPI Inc. Each of these operating units manufactures and markets products which are sold through various channels of distribution and segments of the industry. The combined sales of these units rank HON INDUSTRIES Inc. as one of the larger manufacturers of office furniture in the United States.

  A fourth wholly owned subsidiary, Hearth Technologies Inc., was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. This combination of two well-known and highly respected manufacturers of factory-built wood- and gas-burning fireplaces, fireplace inserts, freestanding stoves and accessories positions Hearth Technologies Inc. as the leading manufacturer and marketer in the North American hearth industry.

  A fifth wholly owned subsidiary, HON Export Limited, markets selected products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

  In January 1996, the Company completed the sale of its wholly owned subsidiary, Ring King Visibles, Inc., a manufacturer and marketer of a limited line of personal computer accessories. The sale resulted in an after-tax gain of $2.0 million.

  During 1995, the Company began to gradually close down its Chandler Attwood Limited subsidiary (six small leased manufacturing sites). The final site was exited in April 1996. Chandler Attwood Limited was a start-up operation in 1992 as a first effort with distributed manufacturing of a limited line of custom-made office furniture in select major metropolitan areas.

  For further information with respect to the Company's business, including operations information, the sale of Ring King Visibles, Inc., and the acquisition of Heat-N-Glo Fireplace Products, Inc., refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to the Consolidated Financial Statements, which are filed as part of this report:
"Nature of Operations," "Business Combinations," "Business Disposition," and "Business Segment Information."

  Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others, competition within the office furniture and hearth products industries; the relationship between supply and demand for value-priced office furniture and direct vent gas and wood-burning hearth products; the effects of economic conditions; issues associated with the acquisition and integration of Heat-N-Glo; operating risks; the ability of the Company's distributors to successfully market and sell the Company's products; and the availability of capital to finance planned growth, as well as the risks, uncertainties and other factors described in this report and from time to time in the Company's other filings with the Securities and Exchange Commission.

EMPLOYEES.

  The Company has 6,502 employees (members) and, of this total, 3858 are production personnel. The Company employs 285 members who are a party to a collective bargaining agreement.

PRODUCTS.

  Office Furniture. A broad line of metal and wood commercial and home office furniture is manufactured and marketed through The HON Company division and the Company's wholly owned subsidiaries: BPI Inc., Holga Inc., and The Gunlocke Company. Major products include: file cabinets, desks, freestanding office partitions, panel systems, credenzas, chairs, storage cabinets, tables, bookcases, machine stands, and reception area furniture. These products are typically available in contemporary and conventional styles and are priced to sell in different channels of distribution and at different price points.

  Hearth Products. Hearth Technologies Inc., a wholly owned subsidiary, manufactures and markets a broad line of manufactured fireplaces, principally for the home, sold under the Heatilator and Heat-N-Glo brand names. Products include wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, masonry forms, and fireplace accessories.

MANUFACTURING.

  The HON Company manufactures office furniture in California, Georgia, Iowa, Kentucky, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. BPI Inc. manufactures office furniture in North Carolina and Washington. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Hearth Technologies Inc. manufactures hearth products in Iowa, Minnesota, and Alberta, Canada.

  The Company purchases raw materials and components from a variety of vendors, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, rubber products, plastic products, and shipping cartons.

PRODUCT DEVELOPMENT.

  The Company's product development investments are principally focused on new product development, improvement of existing products, product line extension, application of ergonomic research, improvement of manufacturing processes, application of new materials, and providing engineering support and training to its operating units. The Company's investment in product development during 1996, 1995, and 1994 totaled $10.4 million, $11.6 million, and $10.1 million, respectively.

INTELLECTUAL PROPERTY.

  The Company owns 77 U.S. and 28 foreign patents and has applications pending for 40 U.S. and 62 foreign patents. In addition, the Company holds registrations for 72 U.S. and 111 foreign trademarks and has applications pending for 15 U.S. and 61 foreign trademarks.

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

SALES AND DISTRIBUTION: CUSTOMERS.

  Office furniture is distributed nationally through more than 5,000 office product dealers, 30 wholesalers/distributors, over 50 national and regional retailers, and various contract customers. Several of the Company's office furniture operating units distribute products through common dealers, wholesalers/distributors, and retailers. Several operating units also sell products directly to state governments and to the United States government through the General Services Administration. Government sales are for certain products, for a certain price, and for a certain time period; thus, none are subject to price renegotiation. One customer, United Stationers Inc., accounted for approximately 12%, 13%, and 13% of the Company's consolidated net sales in 1996, 1995, 1994, respectively. The industry trend is toward increased consolidation of distribution which implies larger and fewer customers for the Company's office furniture and related products.

  The office furniture field sales organization consists of 16 regional sales managers supervising 70 salespersons, plus approximately 150 manufacturers' representatives, providing nationwide coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus. Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

  Hearth Technologies Inc. sells its fireplace and stove products through approximately 1,700 dealers and 250 distributors. The company has a field sales organization of 9 regional sales managers supervising 22 salespersons and 15 manufacturers' representatives.

  HON Export Limited sales are made through approximately 75 office furniture dealers and wholesale distributors serving select foreign markets. They are principally located in the U.S., Latin America, and the Caribbean. The company has a field sales organization of 1 regional sales manager and 3 salespersons.

  HON INDUSTRIES' office furniture business has a seasonality trend with the third (July-September) and fourth (October-December) fiscal quarters historically being the two highest sales quarters each year. Hearth products sales tend to have an even larger concentration in third and fourth fiscal quarters.

  For related information regarding the Company's customers, refer to the "Nature of Operations" note in the Notes to the Consolidated Financial Statements, filed as part of this report.

  As of December 28, 1996, the Company has an order backlog of approximately $59.1 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $54.9 million as of December 30, 1995, and $52.3 million as of December 31, 1994. The dollar amount of the ongoing backlog of orders at any point in time is not considered by management to be a leading indicator of the Company's expected sales for any particular fiscal period. Large dollar amounts of order backlogs are unusual since most of the Company's products are manufactured and shipped within a few weeks following receipt of order, and a low backlog is an indicator of responsive customer service.

COMPETITION.

  The principal competitive factors for both office furniture and hearth products are product performance, product quality, complete and on-time delivery to the customer, price, and customer service support. The Company believes it is well positioned to compete in all of its served markets due to its market share, engineering and manufacturing capability, broad product offering, national field sales representation, and long-standing customer relationships.

  Competitive conditions vary for HON INDUSTRIES Inc. based on the industry, industry segment, channel of distribution, products involved, and the prevailing U.S. general economic environment.

  The U.S. office furniture industry for calendar year 1996 is estimated by industry sources to be $10.0 billion, up approximately 6% from 1995. It consists of several hundred domestic manufacturing companies plus foreign companies who import products. The Company's primary strength in the office furniture industry lies with its products for the "value market" segment. This expanding segment of the industry typically serves the small- and medium-sized businesses who tend to be more price/value sensitive consumers. However, the Company's total office furniture sales makes it a significant player in the broader U.S. office furniture industry.

  Hearth products, consisting of prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. However, a limited number of manufacturers dominate the sales in this relatively small industry. Hearth Technologies Inc. is the largest U.S. manufacturer of prefabricated metal fireplaces.

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

ENVIRONMENTAL.

  The Company is subject to a variety of environmental laws and regulations governing discharges to air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur material cost to comply with such regulations. The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Company's environmental professionals work with responsible personnel at each manufacturing facility, the Company's environmental legal counsel, and consultants on the management of environmental, health, and safety issues. The Company's ultimate goal is to reduce, and wherever practical, eliminate the creation of hazardous waste in its manufacturing processes.

  Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 1997 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

  For further information regarding the Company's environmental matters, refer to Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the "Contingencies" note in the Notes to the Consolidated Financial Statements.

BUSINESS DEVELOPMENT.

  The development of the Company's business during the fiscal years ended December 28, 1996; December 30, 1995; and December 31, 1994, is discussed in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES.

  The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations in 18 cities throughout the United States and Canada which house manufacturing and distribution operations and offices. These total an aggregate 6,029,955 square feet. Of this total, 976,987 square feet are leased, including 283,040 square feet under a capital lease.

  While the plants are of varying ages, the Company considers that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

  The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

                     APPROXIMATE
     LOCATION        SQUARE FEET   OWNED   LEASED                 DESCRIPTION OF USE
     --------        ----------- --------- -------                ------------------
Cedartown, GA          443,334       X             Mfg. steel casegoods office furniture**
Lake City, MN          235,000                X    Mfg. metal prefabricated fireplaces
Louisburg, NC          176,354       X             Mfg. wood casegoods office furniture
Mt. Pleasant, IA       288,006       X             Mfg. metal prefabricated fireplaces
Muscatine, IA          231,444       X             Mfg. steel office seating
Muscatine, IA          612,713       X             Mfg. steel casegoods office furniture**
Muscatine, IA          177,000       X             Mfg. wood casegoods office furniture
Muscatine, IA          209,100       X             Mfg. systems panels office furniture
Owensboro, KY          311,575       X             Mfg. wood office seating
Richmond, VA           283,040                X*   Mfg. metal casegoods office furniture**
Savage, MN             103,500                X    Mfg. metal prefabricated fireplaces
South Gate, CA         520,270       X             Mfg. steel casegoods & seating office furniture**
Sulphur Springs, TX    155,690       X             Mfg. steel casegoods office furniture
Wayland, NY            692,226       X             Mfg. wood casegoods & seating office furniture
Williamsport, PA       238,326       X             Mfg. wood office seating
Winnsboro, SC          180,093       X             Mfg. steel office seating
TOTAL SQUARE FEET                4,236,131 621,540
                                 ========= =======

--------
*A capital lease.
**Also includes a regional warehouse/distribution center.

  The Company also owns a 223,680 square foot manufacturing facility located in Muscatine, Iowa, which it leases to another company; and it owns a 164,667 square foot office and manufacturing facility located in Avon, New York, which is listed for sale. Other manufacturing facilities are located in Savage, MN; Dallas, TX; Kent, WA; Mt. Pleasant and Muscatine, IA; Salisbury, NC; Van Nuys, CA; and Calgary, Alberta, Canada. These facilities total an aggregate of 783,937 square feet. Of this total, 355,447 square feet are leased. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

  There are no major encumbrances on Company-owned properties other than outstanding mortgages on certain properties, the amount of which is disclosed in the "Long-Term Debt and Other Liabilities" note in the Notes to Consolidated Financial Statements, filed as a part of this report. Refer to the "Property, Plant, and Equipment" note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

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

  The Company was named, along with three other PRPs, as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994 by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California ("Firestone Site"). The DTSC is seeking to cover the cost of investigating soil and groundwater contamination and preparing a remedial action plan for the Firestone Site. From 1927 to 1981, the site was owned by The Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.) and operated from 1928 to 1980 primarily as a tire manufacturing facility. The Company purchased a portion of the Firestone Site in 1981, and subsequently sold a portion of that property to a company now in bankruptcy proceedings. The Company continues to own a part of the Firestone Site. The Company believes its potential liability at the Firestone Site arises from the Company's status as an owner of the property and not as a waste generator. The Company has cooperated in the preparation of a Remedial Investigation/Feasibility Study Work Plan ("RI/FS Work Plan") which was approved by DTSC in June 1995. The investigation under the RI/FS Work Plan began in August 1995 and is expected to be completed in 1997. The Company has, however, denied liability and believes that substantially all investigation and clean-up costs should be borne by Bridgestone/Firestone, Inc. The Company also is reviewing available defenses and claims it may have against third parties, including Bridgestone/Firestone, Inc.

  Due to such factors as the wide discretion of regulatory authorities regarding clean-up levels and uncertain allocation of liability at multiple party sites, estimates made prior to the approval of a formal plan of action represent management's best judgment as to estimates of reasonably foreseeable expenses based upon average remediation costs at comparable sites. The Company, therefore, has accrued liabilities reflecting management's best estimate of the eventual future cost of the Company's anticipated share (based upon estimated ranges of remediation costs, the existence of many other larger PRPs to share in such costs who are financially viable, the

Company's experience to date in relation to the determination of its allocable share, the volume and type of waste the Company is believed to have contributed to the sites, and the anticipated periods of time over which such costs may be paid) of remediation costs. Potential insurance reimbursements are not anticipated. While the final resolution of these contingencies could result in expenses in excess of current accruals and, therefore, have an impact on the Company's consolidated financial result in a future reporting period, management believes that the ultimate outcome will not have a material effect on the Company's financial position or operations.

  For additional information on this item, refer to the "Contingencies" note included in the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                PART I, TABLE I

EXECUTIVE OFFICERS OF THE REGISTRANT.

  (Information as of December 28, 1996)

                                    FAMILY                             POSITION  OTHER BUSINESS EXPERIENCE
 NAME                        AGE RELATIONSHIP        POSITION         HELD SINCE   DURING PAST FIVE YEARS
 ----                        --- ------------        --------         ---------- -------------------------
 Jack D. Michaels             59     None     Chairman of the Board,     1996     Chairman, President and
                                              President, Chief           1990     Chief Executive Officer
                                              Executive Officer and      1991
                                              Director                   1990
 R. Michael Derry             59     None     Senior Vice President,     1996     Senior Vice President,
                                              Human Resources                     Administration (1990-96)
 A. Mosby Harvey, Jr.         53     None     Vice President,            1993     Principal, Harvey and
                                              General Counsel                     Associates (1991-93)
                                              and Secretary
 George J. Koenigsaecker III  51     None     President, The HON         1995     Executive Vice
                                              Company                             President, Operations,
                                                                                  The HON Company
                                                                                  (1992-95); Senior Vice
                                                                                  President, HON
                                                                                  INDUSTRIES Inc. (1995);
                                                                                  Group Executive, Danaher
                                                                                  Corporation (1990-92)
 Melvin L. McMains            55     None     Controller                 1980
 David C. Stuebe              56     None     Vice President and         1994     President, CEO, and
                                              Chief Financial Officer             Director, Diversified
                                                                                  Industries, Inc.
                                                                                  (1990-94)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: HONI. As of year-end 1996, the Company had 5,319 stockholders of record.

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

  The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Historically, the dividend payout percentage has ranged from approximately 22% to 33% of the previous year's earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition. In addition, the payment of dividends is subject to the restrictions described in the "Long-Term Debt and Other Liabilities" note included in the Notes to Consolidated Financial Statements, filed as part of this report.

                 APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                        APPROXIMATE NUMBER OF EQUITY
TITLE OF CLASS               SECURITY HOLDERS OF RECORD AS OF DECEMBER 28, 1996
--------------               --------------------------------------------------
Common Stock, $1.00 Par
 Value......................                       5,319
Preferred Stock, $1.00 Par
 Value......................                         -0-

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      HON INDUSTRIES INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA--ELEVEN-YEAR SUMMARY.

                                             1996         1995         1994
                                          -----------  -----------  -----------
PER COMMON SHARE DATA:
 Income from Continuing Operations......  $      2.26  $      1.35  $      1.74
 Income from Discontinued Operations....          --           --           --
 Cumulative Effect of Accounting
  Changes...............................          --           --          (.01)
 Gain on Sale of Discontinued
  Operations............................          --           --           --
 Net Income.............................         2.26         1.35         1.73
 Cash Dividends.........................          .50          .48          .44
 Book Value.............................         8.49         7.11         6.35
 Net Working Capital....................         1.78         2.15         2.53
OPERATING RESULTS (Thousands of Dollars)
 Net Sales..............................  $   998,135  $   893,119  $   845,998
 Cost of Products Sold..................      679,496      624,700      573,392
 Gross Profit...........................      318,639      268,419      272,606
 Interest Expense.......................        4,173        3,569        3,248
 Income from Continuing Operations
  before Income Taxes...................      105,267       65,517       86,338
 Income before Income Taxes as a % of
  Net Sales.............................        10.55%        7.34%       10.21%
 Federal and State Income Taxes.........  $    37,173  $    24,419  $    31,945
 Effective Tax Rate for Continuing
  Operations............................        35.31%       37.27%       37.00%
 Income from Continuing Operations......  $    68,094  $    41,098  $    54,393
 Income from Continuing Operations as a
  % of Net Sales........................         6.82%        4.60%        6.43%
 Income before Cumulative Effect of
  Accounting Changes....................  $    68,094  $    41,098  $    54,393
 Income from Discontinued Operations....          --           --           --
 Net Income.............................       68,094       41,098       54,156
 Cash Dividends and Share Purchase
  Rights Redeemed.......................       14,970       14,536       13,601
 Addition to (Reduction of) Retained
  Earnings..............................       33,860       18,863       13,563
 Net Income Applicable to Common Stock..       68,094       41,098       54,156
 % Return on Average Shareholders'
  Equity................................        29.06%       20.00%       28.95%
 Depreciation and Amortization..........  $    25,252  $    21,416  $    19,042
DISTRIBUTION OF NET INCOME
 % Paid to Shareholders.................        21.98%       35.37%       25.11%
 % Reinvested in Business...............        78.02%       64.63%       74.89%
FINANCIAL POSITION (Thousands of
 Dollars)
 Current Assets.........................  $   205,527  $   194,183  $   188,810
 Current Liabilities....................      152,553      128,915      111,093
 Working Capital........................       52,974       65,268       77,717
 Net Property, Plant, and Equipment.....      234,616      210,033      177,844
 Total Assets of Continuing Operations..      513,514      409,518      372,568
 Total Assets of Discontinued
  Operations--Net.......................          --           --           --
 Total Assets...........................      513,514      409,518      372,568
 % Return on Beginning Assets Employed..        25.93%       17.91%       24.72%
 Long-Term Debt, Other Liabilities, and
  Capital Lease Obligations.............  $    97,788  $    53,611  $    54,741
 Shareholders' Equity...................      252,397      216,235      194,640
 Retained Earnings......................      227,365      193,505      174,642
 Current Ratio..........................         1.35         1.51         1.70
CURRENT SHARE DATA
 Number of Shares Outstanding at Year-
  End...................................   29,713,265   30,394,337   30,674,603
 Weighted Average Shares Outstanding
  During Year...........................   30,114,295   30,495,642   31,217,725
 Number of Shareholders of Record at
  Year-End..............................        5,319        5,479        5,556
OTHER OPERATIONAL DATA
 Capital Expenditures--Net (Thousands of
  Dollars)..............................  $    44,684  $    53,879  $    35,005
 Members (Employees) at Year-End........        6,502*       5,933        6,131

--------
*Includes members resulting from an acquisition made on October 2, 1996.

   1993        1992         1991         1990         1989         1988         1987         1986
   ----        ----         ----         ----         ----         ----         ----         ----
$     1.39  $      1.18  $      1.02  $      1.30  $       .79  $       .69  $       .59  $       .68
       --           --           --           --           --           .03          .03          .03
       .02          --           --           --           --           --           --           --
       --           --           --           --           --           .22          --           --
      1.41         1.18         1.02         1.30          .79          .94          .62          .71
       .40          .37          .36          .30          .24          .20          .20          .16
      5.67         5.04         4.64         4.06         3.76         3.96         3.33         3.35
      2.45         2.46         2.13         1.64         1.66         2.59         1.94         1.79
$  780,326  $   706,550  $   607,710  $   663,896  $   602,009  $   532,456  $   516,262  $   460,137
   537,828      479,179      411,168      458,522      409,942      366,599      355,456      301,197
   242,498      227,371      196,542      205,374      192,067      165,857      160,806      158,940
     3,120        3,441        3,533        3,611        3,944        4,188        3,512        3,417
    70,854       61,893       52,653       69,085       44,656       41,919       41,887       53,960
     9.08%         8.76%        8.66%       10.41%        7.42%        7.87%        8.11%       11.73%
$   26,216  $    23,210  $    19,745  $    25,907  $    17,193  $    16,139  $    18,431  $    26,000
    37.00%        37.50%       37.50%       37.50%       38.50%       38.50%       44.00%       48.18%
$   44,638  $    38,683  $    32,908  $    43,178  $    27,463  $    25,780  $    23,456  $    27,960
     5.72%         5.47%        5.42%        6.50%        4.56%        4.84%        4.54%        6.08%
$   44,638  $    38,683  $    32,908  $    43,178  $    27,463  $    25,780  $    23,456  $    27,960
       --           --           --           --           --         9,515        1,310        1,294
    45,127       38,683       32,908       43,178       27,463       35,295       24,766       29,254
    12,587       12,114       11,656        9,931        8,298        7,956        7,957        6,569
    17,338       26,569       18,182      (11,952)     (17,444)      20,986      (18,750)      15,737
    45,127       38,683       32,908       43,178       27,463       35,295       24,766       29,254
     26.35%       24.75%       23.41%       33.24%       19.92%       25.77%       18.85%       22.74%
$   16,631  $    15,478  $    14,084  $    13,973  $    12,866  $    11,860  $    10,227  $     8,746
     27.89%       31.32%       35.42%       23.00%       30.22%       22.54%       32.13%       22.46%
     72.11%       68.68%       64.58%       77.00%       69.78%       77.46%       67.87%       77.54%
$  188,419  $   171,309  $   150,901  $   146,591  $   162,576  $   175,367  $   139,679  $   140,329
   110,759       91,780       82,275       93,465      106,104       78,787       66,136       67,560
    77,660       79,529       68,626       53,126       56,472       96,580       73,543       72,769
   157,770      145,849      125,465      124,603      114,116       94,339       95,372       84,622
   352,405      322,746      280,893      276,984      284,322      275,928      235,621      242,366
       --           --           --           --           --           --         9,734       11,841
   352,405      322,746      280,893      276,984      284,322      275,928      245,355      254,207
     22.14%       22.18%       19.66%       24.00%       16.32%       18.46%       17.71%       22.71%
$   51,114  $    54,240  $    35,664  $    39,575  $    38,271  $    38,712  $    42,328  $    38,542
   179,553      163,009      149,575      131,612      128,203      147,549      126,388      136,336
   161,079      143,741      117,172       98,990      110,942      128,386      107,400      126,150
      1.70         1.87         1.83         1.57         1.53         2.23         2.11         2.08
31,675,846   32,368,956   32,208,685   32,384,897   34,097,088   37,323,582   37,976,636   40,724,192
32,090,544   32,758,995   32,371,488   33,110,405   34,816,050   37,426,836   39,794,062   41,083,028
     4,653        4,534        4,466        4,331        4,124        4,134        3,218        3,179
$   27,541  $    26,626  $    13,907  $    20,709  $    12,807  $    10,299  $    15,669  $    16,953
     6,257        5,926        5,599        6,073        6,385        5,423        5,840        5,492

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Fiscal year 1996 was a record financial year for HON INDUSTRIES. Net sales for the year were only a breath away from reaching the $1 billion milestone. Each fiscal quarter set a new quarterly record for net sales, net income, and net income per share.

 Overall Financial Results

  For the year ended December 28, 1996, net sales were $998.1 million compared to $893.1 million in 1995 and $846.0 million in 1994. The Company's sales growth was 11.8% in 1996, 5.6% in 1995, and 8.4% in 1994; and net sales for each of these years represented a record level. Net income for 1996 was $68.1 million, up 65.7%, compared to $41.1 million in 1995 and $54.2 million in 1994. Net income per share was up 67.4% reaching $2.26 compared to $1.35 in 1995 and $1.73 in 1994.

  A brief summary of key operating results follows:

                                                             (% OF NET SALES
                                                               FOR PERIOD)
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
      Net sales............................................ 100.0% 100.0% 100.0%
      Cost of products sold................................  68.1   69.9   67.8
      Selling & administrative expenses....................  21.6   22.6   21.9
      Operating income.....................................  10.6    7.5   10.3
      Interest expense.....................................    .4     .4     .4
      Income taxes.........................................   3.7    2.7    3.8
      Net income...........................................   6.8    4.6    6.4

 Strategic Acquisition

  One highlight of 1996 was the acquisition of Heat-N-Glo Fireplace Products, Inc., a leading national fireplace manufacturer. The acquisition was completed on October 2, 1996. Heat-N-Glo was integrated with the Company's Heatilator operation to form a new subsidiary, Hearth Technologies Inc. This strategic consolidation positions Hearth Technologies as the leading manufacturer and marketer in the U.S. hearth industry and further strengthens this important business segment for HON INDUSTRIES. For further details about this important acquisition transaction, refer to the "Business Combination" and "Long-Term Debt and Other Liabilities" notes in the accompanying Notes to Consolidated Financial Statements.

 Core Business

  The Company participates in two core business segments: office furniture and hearth products. It has a strong national leadership position in both. For 1996, office products comprised 89% of net sales, and hearth products was a growing 11%, with Heat-N-Glo contributing to the results for only the fourth quarter.

 Industry Growth

  The office furniture industry continues to be a healthy and growing industry. The industry reported growth of 6% in 1996, 8% in 1995, and 8% in 1994.

  The Company's experience suggests the hearth products industry is growing at an even more accelerated rate than office furniture. Growth in this industry is being fueled by a combination of new gas fireplace and stove products and technologies, which are being demanded by the consumer-specified market and is Heat-N-Glo's primary market focus; more stringent environmental regulations, and retrofitting older wood-burning and gas fireplace and stove products with the newer gas technologies.

 Net Sales

  The growth of the Company's net sales in both core business segments during fiscal year 1996 shows continuing gains in market share as customers search for value products, which are a major product focus of HON INDUSTRIES. Management is supporting this marketing focus for both segments with an ongoing stream of innovative and quality new products and a commitment to manufacturing excellence, which includes providing shorter and more reliable order lead times, providing superior customer service, offering competitively priced products, and making customer satisfaction the paramount objective.

  Net sales in 1995 were impacted by a fiercely competitive market environment. The Company focused on strengthening its core commercial and budget office furniture business which serves small-and medium-sized businesses, including offices in the home. Fiscal year 1994 net sales benefited from a rebound in U.S. demand for office furniture.

 Gross Profit

  In general, the Company's sales growth over the past several years in both business segments has come through unit sales growth as opposed to pricing growth. The competitive marketplace has discouraged general price increases during the past three years. Experience has shown the best opportunity to improve gross profits is through the introduction of new products. As a result, HON INDUSTRIES will continue to introduce a steady stream of new compelling-value products to achieve its future sales and profitability growth objectives.

  Another major factor influencing the gross profit equation is the Company's commitment to being a low-cost producer of office furniture and hearth products. Increased production costs have been offset to a significant extent by productivity gains, partnering with vendors to find lower cost and higher quality material solutions, efficiencies gained by virtue of increased unit production volume, and improved production processes. Cost of products sold and gross profit, as a percentage of net sales for the 1996 through 1994 time period, have felt the competitive pressure of deeper discounting of net sales. Gross profit margins for 1996, 1995, and 1994 were 31.9%, 30.1%, and 32.2%, respectively.

 Selling and Administrative Expenses

  Leveraging selling and administrative expenses has been another emphasis of management; that is, managing these costs so they represent a decreasing percentage of net sales as net sales increase. This is a major ongoing challenge. More aggressive marketing programs, greater use of cooperative advertising programs, freight costs escalating at a more rapid rate than product price increases, costs of financing an aggressive new product development strategy, and costs to pursue a proactive acquisition strategy all contribute to the challenge. For example, product development expense alone represented $10.4 million, $11.6 million, and $10.1 million in 1996, 1995, and 1994, respectively. These expenditures relate directly to the Company's new product commitment. Selling and administrative expenses as a percentage of net sales were 21.6% in 1996, 22.6% in 1995, and 21.9% in 1994.

 Income Taxes

  The Company's effective tax rate was 35.3% for 1996, 37.3% for 1995, and 37.0% for 1994. The rate for 1996 was favorably impacted by one-time federal research and development and state new jobs income tax credits of $2.1 million, or $0.7 per share, recorded in the third quarter of 1996. The normal 1996 annual effective tax rate would have been 37.3%.

 Enhanced Shareholder Value

  HON INDUSTRIES' net income per share performance for 1996, 1995, and 1994 benefited from the Company's active common stock repurchase program activity during this period. Reported earnings per share for 1996, 1995, and 1994 were enhanced by $0.11, $0.05, and $0.03, respectively, as a result of the repurchases. Similarly, share repurchases have increased the book value of shares outstanding. The impact was $0.52, $0.28, and $0.21 per share for 1996, 1995, and 1994, respectively.

 Unusual Business Income and Charges

  The Company closed, consolidated, and sold several operations over the past two years in an effort to concentrate further its core strengths. In addition, the Company resolved several litigation uncertainties, reduced its work force, addressed several asset realization concerns, and benefited from special tax credits. The net effect of these unusual business events was to reduce annual net income by $3.3 million, or $0.11 per share, in 1996, and $4.8 million, or $0.16 per share, in 1995.

FINANCIAL CONDITION

  During 1996, cash from operations was $93.3 million, which provided the funds necessary to meet working capital needs, help finance an acquisition, invest in capital improvements, repay long-term debt, pay increased dividends, and repurchase Company stock.

 Cash Management

  Cash, cash equivalents, and short-term investments totaled $32.7 million at the end of 1996, compared to $46.9 million at the end of 1995, and $30.7 million at year-end 1994. These funds, coupled with future cash from operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements, and growth.

  Another major element in maintaining a strong balance sheet is managing the investment in receivables and inventories. The Company's success in managing receivables is in large part due to maintaining close communications with the customers and utilizing prudent risk assessment techniques. Inventory levels and turns continue to improve as a function of reducing production cycle times. Trade receivables turns have hovered around 10 for the past several years, including 1996; and inventory turns have been in the 14 to 16 range, with 1996 reaching 17 turns.

 Capital Expenditure Investments

  Capital expenditures, net of disposals, were $44.7 million in 1996, $53.9 million in 1995, and $35.0 million in 1994. Expenditures for 1996 were principally for machinery, equipment, and process improvements. Approximately $11.0 million of the expenditures in 1995 were for facility capacity expansion and improvements, with the remainder invested in more productive machinery, equipment, and process improvements. Expenditures for 1994 were also principally for machinery, equipment, and process improvements. Looking forward, the projected capital expenditure level for 1997 is at a slightly higher level than in 1996 and will include some facility capacity expansion, but the bulk of the investment will be for more productive and flexible machinery, equipment, and processes as in the past.

 Acquisition Strategy

  A major objective of HON INDUSTRIES continues to be exploring potential acquisitions as a key element of its growth strategy. As a result, considerable executive management effort is devoted to this pursuit. An acquisition must present profitable growth opportunities within the Company's core businesses, must be well managed, and must be well respected by its customers.

 Long-Term Debt

  Long-term debt, including capital lease obligations, stood at 23.5% of total capitalization at December 28, 1996, after recording the debt associated with the Heat-N-Glo acquisition. The Company does not expect future capital resources to be a concern. The Company has significant additional borrowing capacity and treasury stock available in the event cash generated from operations should be inadequate to meet future capital needs.

 Cash Dividends

  Annualized cash dividends were $0.50 per common share for 1996, $0.48 for 1995, and $0.44 for 1994. The Board of Directors announced a 17% increase in quarterly dividend rate, from $0.12 to $0.14 per common share, in November 1996, effective with the December 1, 1996, dividend payment. The last quarterly dividend increase was from $0.11 to $0.12, effective with the March 1, 1995, dividend payment. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The dividend payout percentage has ranged from approximately 22% to 33% of prior year earnings.

 Common Share Repurchases

  In August 1996, the Board of Directors authorized an additional $20.0 million to acquire the Company's common stock. During 1996, 753,800 shares were reacquired at a cost of approximately $21.9 million, or an average price of $29.07. During 1995, 367,317 shares were reacquired at a cost of approximately $9.8 million, and 1,078,835 shares were purchased in 1994 at a cost of approximately $29.6 million. The Company purchases its own shares in open market transactions. The stock repurchase strategy was initiated in 1985. Approximately 15.9 million shares have been repurchased since program inception at a cost of approximately $228.9 million. As of December 28, 1996, approximately $8.7 million of the Board's last $20.0 million purchase authorization remained unspent.

 Litigation and Uncertainties

  The Company is involved in various legal actions arising in the course of business, including certain environmental matters. These uncertainties are referenced in the "Contingencies" note included in the Notes to Consolidated Financial Statements and more fully described in "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

  Management believes that the Company's contingent liability for these matters, including the various environmental issues, will not have a material effect on the financial position or results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

  The Summary of Unaudited Quarterly Results of Operations is presented in the "Investor Information" section which follows the "Notes to the Consolidated Financial Statements" filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  HON INDUSTRIES Inc., (the "Company") dismissed Ernst & Young LLP, its independent auditors, effective May 14, 1996.

  In connection with the audits of the two most recent fiscal years, and during the interim period prior to dismissal, there were no disagreements with the former auditors on any matter or accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

  The former auditor's report on the financial statements of the Company for each of the past two fiscal years was unqualified.

  The Company engaged Arthur Andersen LLP as its new independent public accountants effective with the dismissal of its former accountants. During the Company's two most recent fiscal years and during the interim period prior to the engagement, there were no consultations with the newly engaged accountants with regard to either the application of accounting principle as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former accountants.

  The Company's Board of Directors approved management's recommendation to change accountants.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT.

  The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information under the caption "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information under the caption "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

  The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) FINANCIAL STATEMENTS.

     The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1996 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                            PAGE
                                                                            ----
    Report of Independent Public Accountants..............................   22
    Consolidated Statements of Income for the Years Ended December 28,
     1996; December 30, 1995; and December 31, 1994.......................   24
    Consolidated Balance Sheets--December 28, 1996;
    December 30, 1995; and December 31, 1994..............................   25
    Consolidated Statements of Shareholders' Equity for the Years Ended
     December 28, 1996; December 30, 1995; and December 31, 1994..........   26
    Consolidated Statements of Cash Flows for the Years Ended December 28,
     1996; December 30, 1995; and December 31, 1994.......................   27
    Notes to Consolidated Financial Statements............................   28
    Investor Information (including Summary of Unaudited Quarterly Results
     of Operations).......................................................   40

   (2) FINANCIAL STATEMENT SCHEDULES.

     The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

    Schedule II Valuation and Qualifying Accounts for the Years Ended
            December 28, 1996; December 30, 1995; and December 31, 1994...  42

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (b) REPORTS ON FORM 8-K.

    A Report on Form 8-K, dated October 16, 1996, was filed to disclose the acquisition by Heatilator Inc., a wholly owned subsidiary of HON INDUSTRIES Inc., of Heat-N-Glo Fireplace Products, Inc. Simultaneous with the merger, the name of Heatilator Inc. was changed to Hearth Technologies Inc. with the former Heatilator and Heat-N-Glo businesses operating as divisions of this subsidiary. Effective November 18, 1996, the Securities and Exchange Commission revised the rules which required registrants to provide financial statement and pro forma financial information for acquisitions that do not meet the "significant subsidiary" test, thus, the Company determined it was exempt from filing this information as a result of complying with the new rule. Subsequently on November 21, 1996, a Report on Form 8-K/A (an amendment) was filed to bring closure to the missing financial statement and pro forma financial information that was not available when the initial Report on Form 8-K was filed.

  (c) EXHIBITS.

    The following exhibits are filed pursuant to Item 601 of Regulation S-K:

                                                                      PAGE(S) IN
      EXHIBIT                                                         FORM 10-K
      -------                                                         ----------
      (3ii)By-Laws of the Registrant.................................     44
      (21)Subsidiaries of the Registrant.............................     81
      (23A)Consent of Independent Public Accountants.................     82
      (23B)Consent of Independent Auditors...........................     83
      (27)Financial Data Schedule....................................     84
      (99A)Executive Bonus Plan of the Registrant....................     85
      (99B)Executive Deferred Compensation Plan......................     89

  (d) FINANCIAL STATEMENT SCHEDULES.

  See Item 14(a)(2).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HON Industries Inc.

                                                  /s/ Jack D. Michaels
                                          By___________________________________
                                                     Jack D. Michaels
                                                Chairman, President and CEO

Date: February 12, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH DIRECTOR WHOSE SIGNATURE APPEARS BELOW AUTHORIZES AND APPOINTS JACK D. MICHAELS AS HIS OR HER ATTORNEY-IN-FACT TO SIGN AND FILE ON HIS OR HER BEHALF ANY AND ALL AMENDMENTS AND POST-EFFECTIVE AMENDMENTS TO THIS REPORT.


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Jack D. Michaels            Chairman, President and CEO,       2/12/97
____________________________________  Principal Executive
          Jack D. Michaels            Officer,
                                      and Director
     /s/ Melvin L. McMains           Controller and Principal           2/12/97
____________________________________  Accounting Officer
         Melvin L. McMains

      /s/ David C. Stuebe            Vice President and                 2/12/97
____________________________________  Chief Financial Officer
          David C. Stuebe

       /s/ Robert W. Cox             Director                           2/12/97
____________________________________
           Robert W. Cox

      /s/ W. James Farrell           Director                           2/12/97
____________________________________
          W. James Farrell

      /s/ Stanley M. Howe            Director                           2/12/97
____________________________________
          Stanley M. Howe

       /s/ Robert L. Katz            Director                           2/12/97
____________________________________
           Robert L. Katz

          /s/ Lee Liu                Director                           2/12/97
____________________________________
              Lee Liu

    /s/ Celeste C. Michalski         Director                           2/12/97
____________________________________
        Celeste C. Michalski


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ Michael S. Plunkett          Director                           2/12/97
____________________________________
        Michael S. Plunkett

     /s/ Herman J. Schmidt           Director                           2/12/97
____________________________________
         Herman J. Schmidt

     /s/ Richard H. Stanley          Director                           2/12/97
____________________________________
         Richard H. Stanley
      /s/ Lorne R. Waxlax            Director                           2/12/97
____________________________________
          Lorne R. Waxlax


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
HON INDUSTRIES Inc.

  We have audited the accompanying consolidated balance sheet of HON INDUSTRIES Inc. and subsidiaries as of December 28, 1996, and the related consolidated statement of income, shareholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HON INDUSTRIES Inc. and subsidiaries as of December 28, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
January 30, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
HON INDUSTRIES Inc.

  We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, and December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, and December 31, 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits in 1994.

                                          Ernst & Young LLP

Chicago, Illinois
January 30, 1996

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS                               1996         1995         1994
-------------                           ------------ ------------ ------------
Net sales.............................. $998,135,000 $893,119,000 $845,998,000
Cost of products sold..................  679,496,000  624,700,000  573,392,000
                                        ------------ ------------ ------------
    Gross Profit.......................  318,639,000  268,419,000  272,606,000
Selling and administrative expenses....  215,646,000  201,691,000  185,490,000
Gain on sale of subsidiary.............    3,200,000          --           --
                                        ------------ ------------ ------------
Operating Income.......................  106,193,000   66,728,000   87,116,000
                                        ------------ ------------ ------------
Interest income........................    3,247,000    2,358,000    2,470,000
Interest expense.......................    4,173,000    3,569,000    3,248,000
                                        ------------ ------------ ------------
Income Before Income Taxes.............  105,267,000   65,517,000   86,338,000
Income taxes...........................   37,173,000   24,419,000   31,945,000
                                        ------------ ------------ ------------
Income Before Cumulative Effect of
 Accounting Changes....................   68,094,000   41,098,000   54,393,000
Cumulative effect of accounting
 changes...............................          --           --      (237,000)
    Net Income......................... $ 68,094,000 $ 41,098,000 $ 54,156,000
                                        ============ ============ ============
Net Income Per Common Share:
Income before cumulative effect of
 accounting changes.................... $       2.26 $       1.35 $       1.74
Cumulative effect of accounting
 changes...............................          --           --          (.01)
    Net Income......................... $       2.26 $       1.35 $       1.73
                                        ============ ============ ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                                 BALANCE SHEET

AS OF YEAR-END                             1996          1995          1994
--------------                         ------------  ------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents..........  $ 31,196,000  $ 32,231,000  $ 27,659,000
  Short-term investments.............     1,502,000    14,694,000     3,083,000
  Receivables........................   109,095,000    88,178,000    94,269,000
  Inventories........................    43,550,000    36,601,000    43,259,000
  Deferred income taxes..............     9,046,000    14,180,000    11,565,000
  Prepaid expenses and other current
   assets............................    11,138,000     8,299,000     8,975,000
                                       ------------  ------------  ------------
    Total Current Assets.............   205,527,000   194,183,000   188,810,000
Property, Plant, and Equipment.......   234,616,000   210,033,000   177,844,000
Goodwill.............................    51,213,000       908,000     1,247,000
Other Assets.........................    22,158,000     4,394,000     4,667,000
                                       ------------  ------------  ------------
    Total Assets.....................  $513,514,000  $409,518,000  $372,568,000
                                       ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued
   expenses..........................  $127,910,000  $117,273,000  $ 99,898,000
  Income taxes.......................     2,574,000     5,361,000     4,949,000
  Note payable and current maturities
   of long-term obligations..........    22,069,000     6,281,000     6,246,000
                                       ------------  ------------  ------------
    Total Current Liabilities........   152,553,000   128,915,000   111,093,000
Long-Term Debt and Other Liabilities.    91,468,000    45,911,000    46,080,000
Capital Lease Obligations............     6,320,000     7,700,000     8,661,000
Deferred Income Taxes................    10,726,000    10,757,000    12,094,000
Minority Interest in Subsidiary......        50,000           --            --
Commitments and Contingencies
Shareholders' Equity
  Common stock.......................    29,713,000    30,394,000    30,675,000
  Paid-in capital....................       360,000       550,000       434,000
  Retained earnings..................   227,365,000   193,505,000   174,642,000
  Receivable from HON Members Company
   Ownership Plan....................    (5,041,000)   (8,214,000)  (11,111,000)
                                       ------------  ------------  ------------
    Total Shareholders' Equity.......   252,397,000   216,235,000   194,640,000
                                       ------------  ------------  ------------
    Total Liabilities and
     Shareholders' Equity............  $513,514,000  $409,518,000  $372,568,000
                                       ============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     HON INDUSTRIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS                             1996          1995          1994
-------------                         ------------  ------------  ------------
Common Stock
  Balance, beginning of year......... $ 30,394,000  $ 30,675,000  $ 31,676,000
  Purchase of shares.................     (742,000)     (367,000)   (1,078,000)
  Shares issued under Members Stock
   Purchase Plan and restricted stock
   awards............................       61,000        86,000        77,000
                                      ------------  ------------  ------------
    Balance, end of year............. $ 29,713,000  $ 30,394,000  $ 30,675,000
                                      ------------  ------------  ------------
Paid-In Capital
  Balance, beginning of year......... $    550,000  $    434,000  $    281,000
  Purchase of shares.................   (1,654,000)   (1,725,000)   (1,567,000)
  Shares issued under Members Stock
   Purchase Plan and restricted stock
   awards............................    1,464,000     1,841,000     1,720,000
                                      ------------  ------------  ------------
    Balance, end of year............. $    360,000  $    550,000  $    434,000
                                      ------------  ------------  ------------
Retained Earnings
  Balance, beginning of year......... $193,505,000  $174,642,000  $161,079,000
  Net income.........................   68,094,000    41,098,000    54,156,000
  Purchase of shares.................  (19,264,000)   (7,699,000)  (26,992,000)
  Dividends paid.....................  (14,970,000)  (14,536,000)  (13,601,000)
                                      ------------  ------------  ------------
    Balance, end of year............. $227,365,000  $193,505,000  $174,642,000
                                      ------------  ------------  ------------
Receivable from HON Members Company
 Ownership Plan
  Balance, beginning of year......... $ (8,214,000) $(11,111,000) $(13,483,000)
  Principal repaid by HON Members
   Company Ownership Plan............    3,173,000     2,897,000     2,372,000
                                      ------------  ------------  ------------
    Balance, end of year............. $ (5,041,000) $ (8,214,000) $(11,111,000)
                                      ------------  ------------  ------------
Shareholders' Equity
    Balance, end of year............. $252,397,000  $216,235,000  $194,640,000
                                      ============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS                 1996           1995          1994
           -------------             -------------  ------------  ------------
NET CASH FLOWS FROM (TO) OPERATING
 ACTIVITIES:
Net income.........................  $  68,094,000  $ 41,098,000  $ 54,156,000
Noncash items included in net
 income:
  Depreciation and amortization....     25,252,000    21,416,000    19,042,000
  Gain on sale of subsidiary, net
   of tax..........................     (2,016,000)          --            --
  Other postretirement and
   postemployment benefits.........      1,398,000     2,273,000     2,104,000
  Deferred income taxes............      5,103,000    (3,952,000)      854,000
  Cumulative effect of accounting
   changes.........................            --            --        237,000
  Other--net.......................        252,000     1,185,000        54,000
Changes in working capital,
 excluding acquisition and
 disposition:
  Receivables......................     (5,085,000)    6,091,000   (10,619,000)
  Inventories......................        184,000     6,658,000    (4,629,000)
  Prepaid expenses and other
   current assets..................     (2,613,000)      676,000     1,484,000
  Accounts payable and accrued
   expenses........................        998,000    17,009,000     4,619,000
  Accrued facilities closing and
   reorganization expenses.........     (1,147,000)      366,000    (1,885,000)
  Income taxes.....................     (3,971,000)      412,000    (1,847,000)
Increase in other liabilities......      6,860,000      (216,000)    1,077,000
                                     -------------  ------------  ------------
    Net cash flows from (to)
     operating activities..........     93,309,000    93,016,000    64,647,000
                                     -------------  ------------  ------------
NET CASH FLOWS FROM (TO) INVESTING
 ACTIVITIES:
Capital expenditures--net..........    (44,684,000)  (53,879,000)  (35,005,000)
Acquisition spending, net of cash
 acquired..........................    (79,136,000)          --            --
Net proceeds from sale of
 subsidiary........................      7,336,000           --            --
Principal repaid by HON Members
 Company Ownership Plan............      3,173,000     2,897,000     2,372,000
Short-term investments--net........     12,392,000   (11,611,000)    8,515,000
Other--net.........................       (976,000)     (205,000)     (291,000)
                                     -------------  ------------  ------------
    Net cash flows from (to)
     investing activities..........   (101,895,000)  (62,798,000)  (24,409,000)
                                     -------------  ------------  ------------
NET CASH FLOWS FROM (TO) FINANCING
 ACTIVITIES:
Purchase of HON INDUSTRIES common
 stock.............................    (21,912,000)   (9,791,000)  (29,637,000)
Proceeds from long-term debt.......     51,072,000       104,000           --
Payments of note and long-term
 debt..............................     (8,416,000)   (3,350,000)   (3,916,000)
Proceeds from sale of HON
 INDUSTRIES common stock to
 members...........................      1,777,000     1,927,000     1,797,000
Dividends paid.....................    (14,970,000)  (14,536,000)  (13,601,000)
                                     -------------  ------------  ------------
    Net cash flows from (to)
     financing activities..........      7,551,000   (25,646,000)  (45,357,000)
                                     -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents..................     (1,035,000)    4,572,000    (5,119,000)
                                     -------------  ------------  ------------
Cash and cash equivalents at
 beginning of year.................     32,231,000    27,659,000    32,778,000
                                     -------------  ------------  ------------
Cash and cash equivalents at end of
 year..............................  $  31,196,000  $ 32,231,000  $ 27,659,000
                                     -------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the year for:
  Interest.........................  $   3,334,000  $  3,401,000  $  3,234,000
  Income taxes.....................  $  36,318,000  $ 27,560,000  $ 32,534,000
                                     =============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     HON INDUSTRIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

  HON INDUSTRIES Inc. and subsidiaries (the Company) are a national manufacturer and marketer of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the "Business Segment Information" note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood- and gas-burning factory-built fireplaces, fireplace inserts, gas logs, and stoves. These products are sold through a national system of dealers, wholesalers, and large regional contractors. The Company's products are marketed predominately in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, it is not significant.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Fiscal Year-End

  The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1996 ended on December 28, 1996; 1995 ended on December 30, 1995; and 1994 ended on December 31, 1994.

 Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash and commercial paper. These securities have original maturity dates not exceeding three months from date of purchase.

 Short-Term Investments

  Short-term investments are classified as available-for-sale and are highly liquid debt and equity securities. These investments are stated at cost which approximates market value.

 Receivables

  Accounts receivable are presented net of an allowance for doubtful accounts of $1,830,000; $1,867,000; and $1,654,000 for 1996, 1995, and 1994,
respectively.

 Inventories

  Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

 Property, Plant, and Equipment

  Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10-20 years; buildings, 10-40 years; and machinery and equipment, 3-12 years. The Company capitalized interest costs of $95,000 and $256,000 in 1996 and 1995, respectively.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

 Goodwill and Patents

  Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis predominately over 40 years. Patents are being amortized on a straight-line basis over their estimated useful lives which range from 7 to 16 years. Patents are reported by the Company as "Other Assets."

  The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, the Company believes no material impairment of these intangible assets exists at December 28, 1996.

                                                           1996    1995   1994
                                                          ------- ------ ------
                                                             (IN THOUSANDS)
      Goodwill........................................... $52,051 $2,865 $2,865
      Patents............................................  16,060    --     --
      Less accumulated amortization......................     838  1,957  1,618
                                                          ------- ------ ------
                                                          $67,273 $  908 $1,247
                                                          ======= ====== ======

 Product Development Costs

  Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $10,423,000 in 1996, $11,591,000 in 1995, and $10,081,000 in 1994.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 New Accounting Policies

  The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. The adoption had no material effect on results of operations.

BUSINESS COMBINATIONS

  On October 2, 1996, the Company acquired all of the outstanding stock of Heat-N-Glo Fireplace Products, Inc., located in Savage, Minnesota, for a combination of cash and debt totaling approximately $79 million. The Company merged Heat-N-Glo into Heatilator Inc., a wholly owned subsidiary, which changed its name to Hearth Technologies Inc. Both Heatilator and Heat-N-Glo are engaged in the manufacture and marketing of quality hearth products and operate as divisions of Hearth Technologies Inc.

  The Company paid approximately $62.0 million in cash, a $5.0 million long-term note, and $12.0 million as a convertible debenture for Heat-N-Glo. In connection with the merger, the Company entered into a $34.0 million five-year term loan with LaSalle National Bank.

  This transaction has been accounted for under the purchase method. Accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements from the date of acquisition.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

  Assuming the acquisition had occurred as of the beginning of fiscal year 1995, the Company's pro forma consolidated net sales would have been approximately $1.07 billion and $971.6 million for 1996 and 1995, respectively. Pro forma consolidated net income and net income per common share would not have been materially different than reported amounts.

  The net purchase price was preliminarily allocated as follows: (In thousands)

      Working capital, other than cash................................. $10,702
      Property, plant, and equipment...................................   6,441
      Other assets.....................................................     548
      Patents..........................................................  16,060
      Goodwill.........................................................  52,051
      Other liabilities................................................  (6,666)
                                                                        -------
          Purchase price, net of cash received......................... $79,136
                                                                        =======

BUSINESS DISPOSITION

  On January 24, 1996, the Company sold the outstanding stock of Ring King Visibles, Inc., a wholly owned subsidiary, for $8.0 million in cash and the forgiveness of intercompany receivables of approximately $2.0 million. The sale resulted in an approximate $3.2 million pretax gain for the Company (an after-tax gain of $2.0 million, or $0.07 per share) which was recorded in the first quarter of fiscal year 1996.

INVENTORIES

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
      Finished products................................ $15,793 $11,265 $13,554
      Materials and work in process....................  27,757  25,336  29,705
                                                        ------- ------- -------
                                                        $43,550 $36,601 $43,259
                                                        ======= ======= =======

  Current replacement cost exceeded the amount stated for inventories valued by the LIFO method by approximately $12,337,000; $13,594,000; and $12,983,000 as of year-end 1996, 1995, and 1994, respectively.

PROPERTY, PLANT, AND EQUIPMENT

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
      Land and land improvements.................... $  9,114 $  9,701 $  8,832
      Buildings.....................................   92,509   95,310   84,801
      Machinery and equipment.......................  231,780  208,707  185,421
      Construction and equipment installation in
       progress.....................................   42,507   30,036   17,915
                                                     -------- -------- --------
                                                      375,910  343,754  296,969
      Less allowances for depreciation..............  141,294  133,721  119,125
                                                     -------- -------- --------
                                                     $234,616 $210,033 $177,844
                                                     ======== ======== ========

                     HON INDUSTRIES INC. AND SUBSIDIARIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        1996     1995    1994
                                                      -------- -------- -------
                                                           (IN THOUSANDS)
      Trade accounts payable......................... $ 44,762 $ 47,617 $40,939
      Compensation...................................    6,331    4,855   3,343
      Profit sharing and retirement expense..........   11,736   11,490  11,066
      Vacation pay...................................    8,064    8,492   8,579
      Marketing expenses.............................   36,550   23,930  17,443
      Workers' compensation, general, and product
       liability expenses............................    3,787    4,032   4,700
      Other accrued expenses.........................   16,680   16,857  13,828
                                                      -------- -------- -------
                                                      $127,910 $117,273 $99,898
                                                      ======== ======== =======

LONG-TERM DEBT AND OTHER LIABILITIES

                                                          1996    1995    1994
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
      Industrial development revenue bonds, various
       issues, payable through 2013 with interest at
       4.50-8.50% per annum............................  $24,063 $24,542 $24,928
      Note payable to bank, term loan payable in 2001
       with interest at 7.11% per annum*...............   27,200     --      --
      Note payable to bank, payable quarterly through
       1997 with interest at a variable rate (6.03% at
       year-end 1996)..................................      --    7,750   9,700
      Convertible debenture payable to individuals, due
       in 1999 with interest at 7.0% per annum.........   12,000     --      --
      Accrued employee health care costs...............    7,901   6,503   4,230
      Other notes and amounts..........................   20,304   7,116   7,222
                                                         ------- ------- -------
                                                         $91,468 $45,911 $46,080
                                                         ======= ======= =======

--------
* The Company has entered into an interest rate swap agreement on a notional amount of $34 million, which is equivalent to the amount of the term loan, to obtain a fixed rate of interest in lieu of a floating rate. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of nonperformance by the bank making the loan who is the other party to the agreement. However, the Company does not anticipate nonperformance by the counterparty.

  Aggregate maturities of long-term debt are as follows (in thousands):

        1997................................................ $15,107
        1998................................................   7,459
        1999................................................  19,486
        2000................................................  10,104
        2001................................................  10,026
        Thereafter..........................................  24,209

  The note and convertible debenture payable to individuals are payable to the former owners of a business acquired by the Company in 1996. These individuals continue as officers of a subsidiary of the business following the merger. The convertible debenture is convertible into shares of common stock of Hearth

                      HON INDUSTRIES INC. AND SUBSIDIARIES

Technologies Inc., a subsidiary of the Company, representing 10% of the current issued and outstanding stock of Hearth Technologies Inc.

  Certain of the above borrowing arrangements include covenants which require the maintenance of a minimum level of working capital, place restrictions on the payment of cash dividends, and limit the assumption of additional debt and lease obligations. Approximately $198,176,000 of retained earnings were unrestricted at the end of 1996.

  The fair value of the Company's outstanding long-term debt obligations at year-end 1996 approximates the recorded aggregate amount.

  Property, plant, and equipment, with net carrying values of approximately $33,451,000 at the end of 1996, are mortgaged.

INCOME TAXES

  Significant components of the provision for income taxes are as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
      Current:
        Federal...................................... $27,958  $25,360  $27,504
        State........................................   3,932    3,011    3,587
                                                      -------  -------  -------
                                                       31,890   28,371   31,091
      Deferred.......................................   5,283   (3,952)     854
                                                      -------  -------  -------
                                                      $37,173  $24,419  $31,945
                                                      =======  =======  =======

  A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
      Federal statutory tax rate.....................    35.0%    35.0%    35.0%
      State taxes, net of federal tax effect.........     2.7      2.6      2.8
      Federal and state tax credits..................    (2.2)     --       --
      Other, net.....................................     (.2)     (.3)     (.8)
                                                      -------  -------  -------
      Effective tax rate.............................    35.3%    37.3%    37.0%
                                                      =======  =======  =======

  The Company recognized one-time federal and state research and development and new jobs tax credits totaling $2.1 million, or $0.07 per share, in 1996 related to prior tax years.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
      Net long-term deferred tax liabilities:
        Tax over book depreciation............... $(17,584) $(16,358) $(13,630)
        OPEB obligations.........................    2,947     2,048     1,301
        Other--net...............................    3,911     3,553       235
                                                  --------  --------  --------
          Total net long-term deferred tax
           liabilities...........................  (10,726)  (10,757)  (12,094)
                                                  --------  --------  --------
      Net current deferred tax assets:
        Workers' compensation, general, and
         product liability accruals..............    1,548     1,670     2,029
        Vacation accrual.........................    1,855     3,167     3,180
        Other--net...............................    5,643     9,343     6,356
                                                  --------  --------  --------
          Total net current deferred tax assets..    9,046    14,180    11,565
                                                  --------  --------  --------
          Net deferred tax (liabilities) assets.. $ (1,680) $  3,423  $   (529)
                                                  ========  ========  ========

SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

                                              1996        1995        1994
                                           ----------- ----------- -----------
      Common Stock, $1 Par Value
        Authorized........................ 100,000,000 100,000,000 100,000,000
        Issued and outstanding............  29,713,265  30,394,337  30,674,603
      Preferred Stock
        Authorized........................   1,000,000   1,000,000   1,000,000
        Issued and outstanding............         --          --          --

  The Company purchased 753,800; 367,317; and 1,078,835 shares of its common stock during 1996, 1995, and 1994, respectively.

  Cash dividends declared and paid per share for each year are:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
      Common shares.............................................. $.50 $.48 $.44

  Net income per common share is based on the weighted average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares.

  Shares of common stock were issued in 1996, 1995, and 1994 pursuant to a members' stock purchase plan as follows:

                                                             1996   1995   1994
                                                            ------ ------ ------
      Shares issued........................................ 61,370 86,049 77,302
      Average price per share.............................. $24.90 $22.39 $23.25

  The Company uses the par value method of accounting for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital to the extent appropriate, with the excess charged to Retained Earnings.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

  During 1994, shareholders approved the 1994 Members' Stock Purchase Plan. Under the new plan, 500,000 shares of common stock were registered for issuance to participating members. Beginning on July 3, 1994, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours per week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 2,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 275,279 shares were available for issuance under the plan at December 28, 1996. The effect of the application of adopting Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," was not material to the Company.

  The Company has granted restricted stock awards aggregating 75,500 shares of common stock to officers. The officers were entitled to dividends and had voting rights on all shares awarded. Unearned compensation expense, representing the fair market value of the shares at the date of grant, was charged to income over the vesting period. Approximately $37,000 were charged to income as a result of the awards for the years 1995 and 1994. All of the awarded shares were vested as of year-end 1995.

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

RETIREMENT BENEFITS

  The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $11,118,000; $10,955,000; and $10,849,000 in 1996, 1995, and 1994,
respectively.

  The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $146,000; $256,000; and $228,000 for 1996, 1995, and 1994, respectively. The actuarial present value of benefit obligations, less related plan assets at fair value, is not significant.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

  In 1992, the Company established a trust to administer a leveraged employee stock ownership plan (ESOP), the HON Members Company Ownership Plan. Company contributions based on employee eligible earnings and dividends on the shares are used to make loan interest and principal payments. As the loan is repaid, shares are distributed to the ESOP trust for allocation to participants. Selected financial data pertaining to the ESOP is as follows:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                         (IN THOUSANDS, EXCEPT
                                                              SHARE DATA)
Company contribution to ESOP........................... $ 3,348 $ 3,302 $ 2,977
Dividend income of ESOP................................     446     436     403
Company interest expense on ESOP loan..................     555     749     656
Shares of common stock allocated to ESOP participant
 accounts.............................................. 152,733 149,749 133,945
Shares held in suspense (unallocated) by ESOP as of
 year-end.............................................. 223,939 376,672 526,421
Fair value of shares held in suspense by ESOP as of
 year-end.............................................. $ 7,264 $ 8,758 $14,082
Closing market price of common stock as of year-end.... $ 32.44 $ 23.25 $ 26.75

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

  The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

                                                   1996      1995      1994
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
Accumulated postretirement benefit obligation
 (APBO):
  Retirees...................................... $  6,535  $  8,138  $  6,947
  Fully eligible active plan participants.......    3,916     5,612     3,816
  Other active plan participants................    4,808     7,809     6,397
Unrecognized net (loss)/gain....................    6,919      (933)     (713)
Unrecognized prior service cost.................   (2,776)   (2,922)      --
Unrecognized transition obligation..............  (11,501)  (12,214)  (12,932)
                                                 --------  --------  --------
Accrued postretirement benefit cost............. $  7,901  $  5,490  $  3,515
                                                 ========  ========  ========

  Net periodic postretirement benefits costs include:

Service cost.................................... $    810  $    685  $    687
Interest cost...................................    1,629     1,344     1,242
Amortization of transition obligation over 20
 years..........................................      713       718       718
Amortization of prior service cost..............      146       --        --
                                                 --------  --------  --------
Net periodic postretirement benefits cost....... $  3,298  $  2,747  $  2,647
                                                 ========  ========  ========

  The discount rates at fiscal year-end 1996, 1995, and 1994 were 7.5%, 7.75%, and 8.0%, respectively. The pre-65 1997 gross trend rates begin at 11.0% for the medical and prescription drug coverages and grade down to

                     HON INDUSTRIES INC. AND SUBSIDIARIES

5.0% in 2006 and remain at this level for all future years. The post-64 gross trend rates begin at 9.0% for the medical coverage and decrease until the maximum Company subsidy (cap) is reached in 2003. For the prescription drug coverage, the 1997 gross trend rates begin at 11.0% and decrease until the cap is reached in 2003. If the health care cost trend rates were increased by 1.0% for each year, the accumulated postretirement benefit obligation as of December 28, 1996, would increase by $493,520; and, the sum of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1996 would increase by $45,000. The Company's postretirement health care plans are not funded.

LEASES

  The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1996 are as follows:

                                                      CAPITALIZED OPERATING
                                                        LEASES     LEASES
                                                      ----------- ---------
                                                           (IN THOUSANDS)
      1997..........................................    $ 2,024    $ 5,532
      1998..........................................      2,024      4,941
      1999..........................................      2,024      3,975
      2000..........................................      2,024      2,897
      2001..........................................        664      2,113
      Thereafter....................................      2,069        883
                                                        -------    -------
      Total minimum lease payments..................     10,829    $20,341
                                                                   =======
      Less amount representing interest.............      3,377
                                                        -------
      Present value of net minimum lease payments,
       including current maturities of $1,133,000...    $ 7,452
                                                        =======

  Property, plant, and equipment at year-end include the following amounts for capitalized leases:

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Buildings........................................... $3,299 $3,299 $3,709
      Machinery and equipment.............................  8,419  8,419  8,419
                                                           ------ ------ ------
                                                           11,718 11,718 12,128
      Less allowances for depreciation....................  4,854  3,569  2,507
                                                           ------ ------ ------
                                                           $6,864 $8,149 $9,621
                                                           ====== ====== ======

  Rent expense for the years 1996, 1995, and 1994 amounted to approximately $6,788,000; $7,439,000; and $6,572,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $578,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $353,000; $608,000; and $525,000 for the years 1996, 1995, and 1994, respectively.

CONTINGENCIES

  The Company is involved in various legal actions arising in the course of business. Although management cannot predict the ultimate outcome of these matters with certainty, it believes, after taking into consideration

                      HON INDUSTRIES INC. AND SUBSIDIARIES
legal counsel's evaluation of such actions, that the outcome of these matters will not have a material effect on the financial position or results of operations of the Company.

  The Company and certain subsidiaries are party to three environmental actions which have arisen in the ordinary course of business. These include possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The effect of these actions on the Company's financial position and operations to date has not been significant. The Company is participating in environmental assessments and monitoring, and liabilities have been accrued reflecting management's best estimate of the eventual future cost of the Company's anticipated share (based upon estimated ranges of remediation costs, the existence of many other larger "potentially responsible parties" who are financially viable to share in such costs, the Company's experience to date in relation to the determination of its allocable share, the volume and type of waste the Company is believed to have contributed to each site, and the anticipated periods of time over which such costs may be paid) of remediation costs. Potential insurance reimbursements are not anticipated. The Company is also reviewing available defenses and claims it may have against third parties. Due to such factors as the wide discretion of regulatory authorities regarding clean-up levels and uncertain allocation of liability at multiple party sites, estimates made prior to the approval of a formal plan of action represent management's best judgment as to estimates of reasonably foreseeable expenses based upon average remediation costs at comparable sites. While the final resolution of these contingencies could result in expenses in excess of current accruals and therefore have an impact on the Company's consolidated financial results in a future reporting period, management believes that the ultimate outcome will not have a material effect on the Company's financial position or results of operations.

BUSINESS SEGMENT INFORMATION

  The Company has two reportable business segments: office furniture and hearth products. However, the manufacture and marketing of office furniture is the Company's principal business segment.

  The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

  The Company's October 2, 1996, acquisition of Heat-N-Glo Fireplace Products, Inc., resulted in hearth products becoming a reportable segment. Prior to this acquisition, the Company had only one reportable segment, office furniture. Refer to the "Business Combinations" note for additional information regarding this acquisition.

  For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, and corporate office real estate and related equipment.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

  Reportable segment data reconciled to the consolidated financial statements for the years ended 1996, 1995, and 1994 is as follows:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
      Net sales:
        Office furniture.......................... $887,299  $818,907  $772,299
        Hearth products...........................  110,836    74,212    73,699
                                                   --------  --------  --------
                                                   $998,135  $893,119  $845,998
                                                   ========  ========  ========
      Operating profit:
        Office furniture.......................... $106,824  $ 79,085  $ 96,813
        Hearth products...........................   14,155     6,395     6,373
                                                   --------  --------  --------
          Total operating profit..................  120,979    85,480   103,186
      Unallocated corporate expenses..............  (15,712)  (19,963)  (16,848)
                                                   --------  --------  --------
          Income before income taxes.............. $105,267  $ 65,517  $ 86,338
                                                   ========  ========  ========
      Identifiable assets:
        Office furniture.......................... $330,575  $308,783  $288,436
        Hearth products...........................  122,037    25,811    25,791
        General corporate.........................   60,902    74,924    58,341
                                                   --------  --------  --------
                                                   $513,514  $409,518  $372,568
                                                   ========  ========  ========
      Depreciation and amortization expense:
        Office furniture.......................... $ 21,140  $ 18,328  $ 16,264
        Hearth products...........................    2,813     1,424     1,191
        General corporate.........................    1,299     1,664     1,587
                                                   --------  --------  --------
                                                   $ 25,252  $ 21,416  $ 19,042
                                                   ========  ========  ========
      Capital expenditures, net:
        Office furniture.......................... $ 41,186  $ 50,816  $ 29,987
        Hearth products...........................    4,060     2,857     3,763
        General corporate.........................     (562)      206     1,255
                                                   --------  --------  --------
                                                   $ 44,684  $ 53,879  $ 35,005
                                                   ========  ========  ========

  One office furniture customer accounted for approximately 12%, 13%, and 13% of consolidated net sales in 1996, 1995, and 1994, respectively.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                  FIRST     SECOND   THIRD    FOURTH   TOTAL
                                 QUARTER   QUARTER  QUARTER  QUARTER    YEAR
                                 --------  -------- -------- -------- --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year-End 1996:*
  Net sales..................... $233,477  $219,260 $255,254 $290,144 $998,135
  Gross profit..................   73,471    69,033   78,851   97,284  318,639
  Income before income taxes....   26,706    19,518   25,337   33,706  105,267
  Income taxes..................    9,881     7,222    7,430   12,640   37,173
  Net income**..................   16,825    12,296   17,907   21,066   68,094
  Net income per common share**.      .55       .41      .60      .70     2.26
Year-End 1995:
  Net sales..................... $216,498  $206,604 $228,195 $241,822 $893,119
  Gross profit..................   68,942    60,358   67,876   71,243  268,419
  Income before income taxes....   20,119    12,366   19,448   13,584   65,517
  Income taxes..................    7,544     4,638    7,209    5,028   24,419
  Net income***.................   12,575     7,728   12,239    8,556   41,098
  Net income per common
   share***.....................      .41       .25      .41      .28     1.35
Year-End 1994:
  Net sales..................... $200,693  $193,045 $222,112 $230,148 $845,998
  Gross profit..................   63,374    59,713   71,005   78,514  272,606
  Income before income taxes....   18,458    14,637   24,659   28,584   86,338
  Income taxes..................    6,830     5,415    9,124   10,576   31,945
  Income before cumulative
   effect of accounting change..   11,628     9,222   15,535   18,008   54,393
  Cumulative effect of
   accounting change............     (237)      --       --       --      (237)
  Net income....................   11,391     9,222   15,535   18,008   54,156
  Net income per common share:
  Income before cumulative
   effect of accounting change..      .37       .30      .49      .58     1.74
  Cumulative effect of
   accounting change............     (.01)      --       --       --      (.01)
  Net income per common share...      .36       .30      .49      .58     1.73

--------
* Includes the results of operation of Heat-N-Glo Fireplace Products, Inc., acquired October 2, 1996.
**First quarter 1996 includes a $3,200,000 pretax gain on the sale of Ring King
   Visibles, Inc., a wholly owned subsidiary (after-tax gain of $2,000,000, or $.07 per share), and third quarter includes one-time federal and state income tax credits of $2,100,000, or $.07 per share.
***Fourth quarter 1995 includes various pretax charges totaling $5,575,000
   (after-tax effect of $3,512,000, or $.12 per share) for nonrecurring costs primarily associated with closing several leased facilities and severance arrangements from eliminating certain administrative positions.

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                              INVESTOR INFORMATION

                    COMMON STOCK MARKET PRICES AND DIVIDENDS
                                  (UNAUDITED)
                              QUARTERLY 1996-1995

                                                                       DIVIDENDS
      1996 BY QUARTER                                   HIGH     LOW   PER SHARE
      ---------------                                  ------- ------- ---------
      1st............................................. $24 1/4 $18 1/2   $.12
      2nd.............................................  30 1/2  22        .12
      3rd.............................................  40 3/4  27 3/4    .12
      4th.............................................  42 3/4  30 1/2    .14
                                                                         ----
          Total Dividends Paid........................                   $.50
                                                                         ====

                                                                       DIVIDENDS
      1995 BY QUARTER                                   HIGH     LOW   PER SHARE
      ---------------                                  ------- ------- ---------
      1st............................................. $30 1/2 $23       $.12
      2nd.............................................  30      25 3/4    .12
      3rd.............................................  31 1/4  25 1/2    .12
      4th.............................................  29 3/4  23 1/4    .12
                                                                         ----
          Total Dividends Paid........................                   $.48
                                                                         ====

                      COMMON STOCK MARKET PRICE AND PRICE/
                           EARNINGS RATIO (UNAUDITED)
                             FISCAL YEARS 1996-1986

                                                               PRICE/EARNINGS
                                       MARKET PRICE*  EARNINGS     RATIO
                                      ---------------   PER    ----------------
      YEAR                             HIGH     LOW    SHARE*   HIGH     LOW
      ----                            ------- ------- -------- -------  -------
      1996........................... $42 3/4 $18 1/2  $2.26        19        8
      1995...........................  31 1/4  23       1.35        23       17
      1994...........................  34      24       1.73        20       14
      1993...........................  29 1/4  21 1/2   1.41        21       15
      1992...........................  23 1/2  16 1/2   1.18        20       14
      1991...........................  20 1/2  13 1/4   1.02        20       13
      1990...........................  23      13 1/2   1.30        18       10
      1989...........................  19 7/8   8 3/4    .79        25       11
      1988...........................  10 1/4   7 7/8    .94        11        8
      1987...........................  11 1/2   8 1/8    .62        19       13
      1986...........................   9 7/8   7        .71        14       10
                                                               -------  -------
      Eleven-Year Average............                               19       12
                                                               =======  =======

--------
*  Adjusted for the effect of stock splits

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
HON INDUSTRIES Inc.

  Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The valuation and qualifying accounts as of and for the fiscal year ended December 28, 1996, are presented for the purpose of additional analysis and are not a required part of the consolidated financial statements of HON INDUSTRIES Inc. Such information has been subjected to the auditing procedures applied in our audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 30, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      HON INDUSTRIES INC. AND SUBSIDIARIES
                               DECEMBER 28, 1996

         COL. A             COL. B             COL. C               COL. D     COL. E
         ------           ---------- --------------------------- ------------ ---------
                                              ADDITIONS
                                     ---------------------------
                                        (1)           (2)
                          BALANCE AT CHARGED TO    CHARGED TO                  BALANCE
                          BEGINNING  COSTS AND  OTHER ACCOUNTS-- DEDUCTIONS--  AT END
      DESCRIPTION         OF PERIOD   EXPENSES      DESCRIBE       DESCRIBE   OF PERIOD
      -----------         ---------- ---------- ---------------- ------------ ---------
                                                 (IN THOUSANDS)
Reserves deducted in the
 consolidated balance
 sheet from the assets
 to which they apply:
  Year ended December
   28, 1996:
   Allowance for
    doubtful accounts...    $1,867     $1,222                       $1,259(A)  $1,830
                            ======     ======         ===           ======     ======
  Year ended December
   30, 1995:
   Allowance for
    doubtful accounts...    $1,654     $1,099                       $  886(A)  $1,867
                            ======     ======         ===           ======     ======
  Year ended December
   31, 1994:
   Allowance for
    doubtful accounts...    $1,917     $  594                       $  857(A)  $1,654
                            ======     ======         ===           ======     ======

--------
Note A--Excess of accounts written off over recoveries.

                       ITEM 14(A)(3)--INDEX OF EXHIBITS.

 EXHIBITS                                                                   PAGE
 --------                                                                   ----
 (3ii)    By-Laws of the Registrant.......................................   44
 (21)     Subsidiaries of the Registrant..................................   81
 (23A)    Consent of Independent Public Accountants.......................   82
 (23B)    Consent of Independent Auditors.................................   83
 (27)     Financial Data Schedule.........................................   84
 (99A)    Executive Bonus Plan of the Registrant..........................   85
 (99B)    Executive Deferred Compensation Plan............................   89