Form 10-Q
period 1997-03-29
HON INDUSTRIES INC
filed 1997-05-09
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number 0-2648

                              HON INDUSTRIES Inc.
          (Exact name of Registrant as specified in its charter)

              Iowa                                       42-0617510
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

P.O. Box 1109, 414 East Third Street, Muscatine, Iowa  52761-7109
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code             319-264-7400


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

            Class                      Outstanding at March 29, 1997
Common Shares, $1 Par Value                  29,705,828 shares


Exhibit Index is on page 13.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
March 29, 1997, and December 28, 1996                                   3-4

Condensed Consolidated Statements of Income --
Three Months Ended March 29, 1997, and March 30, 1996                     5

Condensed Consolidated Statements of Cash Flows --
Three Months Ended March 29, 1997, and March 30, 1996                     6

Notes to Condensed Consolidated Financial Statements                    7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-11


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

   (27) Financial Data Schedule                                          14

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 29,
                                           1997      December 28,
                                        (Unaudited)      1996
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 13,902      $ 31,196
 Short-term investments                     1,504         1,502
 Receivables                              110,341       109,095
 Inventories (Note B)                      40,216        43,550
 Deferred income taxes                      9,216         9,046
 Prepaid expenses and other
  current assets                           12,894        11,138
                                          -------       -------
                                          188,073       205,527
   Total Current Assets

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 9,191         9,114
 Buildings                                 96,078        92,509
 Machinery and equipment                  244,224       231,780
 Construction in progress                  43,054        42,507
                                          -------       -------
                                          392,547       375,910
 Less accumulated depreciation            146,121       141,294
                                          -------       -------
 Net Property, Plant, and Equipment       246,426       234,616

GOODWILL                                   50,634        51,213

OTHER ASSETS                               22,354        22,158
                                          -------       -------
   Total Assets                          $507,487      $513,514
                                          =======       =======











See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 29,
                                           1997      December 28,
                                        (Unaudited)      1996
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $115,787      $127,910
 Income taxes                              11,732         2,574
 Note payable and current maturities
   of long-term obligations                10,762        22,069
                                          -------       -------
   Total Current Liabilities              138,281       152,553

LONG-TERM DEBT AND OTHER LIABILITIES       86,710        91,468

CAPITAL LEASE OBLIGATIONS                   6,050         6,320

DEFERRED INCOME TAXES                      11,513        10,726

MINORITY INTEREST IN SUBSIDIARY                38            50

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -

 Common, $1 par value; authorized
 100,000,000 shares; outstanding --        29,706        29,713
 1997 - 29,705,828 shares;
 1996 - 29,713,265 shares

 Paid-in capital                              456           360
 Retained earnings                        239,774       227,365
 Receivable from HON Members Company
   Ownership Plan                          (5,041)       (5,041)
                                          -------       -------
   Total Shareholders' Equity             264,895       252,397

   Total Liabilities and Shareholders'
    Equity                               $507,487      $513,514
                                          =======       =======







See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                            Three Months Ended
                                          March 29,     March 30,
                                            1997           1996
                                          (In thousands, except
                                             per share data)

Net sales (Note E)                        $282,859     $233,477

Cost of products sold                      194,194      160,006

 Gross Profit                               88,665       73,471

Selling and administrative expenses         60,453       49,846

Gain on sale of subsidiary (Note C)              -        3,200
                                           -------      -------
 Operating Income                           28,212       26,825

Interest income                                411          741

Interest expense                             1,553          860
                                           -------      -------
 Income Before Income Taxes                 27,070       26,706

Income taxes                                10,152        9,881
                                           -------      -------
 Net Income                                 16,918       16,825
                                           =======      =======
Net income per common share (Note D)          $.57         $.55
                                           =======      =======
Average number of common shares
 outstanding                            29,699,911   30,345,172
                                        ==========   ==========
Cash dividends per common share               $.14         $.12
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          Three Months Ended
                                          March 29,   March 30,
                                            1997        1996
                                              (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 16,918    $ 16,825
 Noncash items included in net income:
   Depreciation and amortization             7,439       5,586
   Gain on sale of subsidiary,
     net of tax (Note C)                         -      (2,016)
   Other postretirement and postemployment
     benefits                                  799         618
   Deferred income taxes                       617           -
   Other - net                                 256           -
 Net increase (decrease) in noncash operating
   assets and liabilities                   (6,605)     (2,006)
 Increase (decrease) in other liabilities   (3,307)     (1,520)
                                           -------     -------
   Net cash flows from operating
    activities                              16,117      17,487
                                           -------     -------
Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (18,412)     (8,190)
 Acquisition spending, net of cash acquired   (262)          -
 Net proceeds from sale of subsidiary
  (Note C)                                       -       7,336
 Short-term investments - net                 (802)      1,498
 Long-term investments                         800         (64)
 Other - net                                  (455)          -
                                           -------     -------
   Net cash flows (to) investing
    activities                             (19,131)        580
                                           -------     -------
Net Cash Flows (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (1,171)     (3,416)
 Payments of note and long-term debt        (9,859)     (1,348)
 Proceeds from sales of HON INDUSTRIES common
   stock to members and stock-based
    compensation                               908         576
 Dividends paid                             (4,158)     (3,642)
                                           -------     -------
   Net cash flows (to) financing
    activities                             (14,280)     (7,830)
                                           -------     -------
Net increase (decrease) in cash and
   cash equivalents                        (17,294)     10,237
Cash and cash equivalents at beginning
 of period                                  31,196      32,231
                                           -------     -------
Cash and cash equivalents at end of
 period                                   $ 13,902    $ 42,468
                                           =======     =======




See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                              March 29, 1997

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 1996.

Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                  March 29, 1997
($000)                              (Unaudited)  December 28, 1996

Finished products                     $13,926         $15,793
Materials and work in process          26,290          27,757
                                       ------          ------
                                      $40,216         $43,550
                                       ======          ======
Note C.  Gain on Sale of Subsidiary

During the first quarter of 1996, the Company sold all outstanding shares of its subsidiary, Ring King Visibles, Inc., for a sale price of $8,000,000 in cash and the forgiveness of intercompany receivables of approximately $2,000,000. The sale resulted in an approximate $3,200,000 pretax gain.

Note D.  Net Income per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." The Statement requires the current primary earnings per share calculation to be replaced with a new basic earnings per share calculation. This Statement will become effective for public companies for financial statements issued after December 15, 1997, and early adoption is not permitted. Management estimates the impact of adopting FAS 128 will have no effect on the calculation of the Company's reported year-end 1997 earnings per share given its current capital structure of common stock and no potentially dilutive securities.

Note E.  Business Combinations

Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc., had occurred on December 31, 1995, the beginning of the Company's 1996 fiscal year, instead of on October 2, 1996, when it actually occurred, the Company's pro forma consolidated net sales for the first quarter ended March 30, 1996, would have been approximately $253.1 million instead of the reported $233.5 million. Pro forma consolidated net income and net income per share for the first quarter of 1996 would not have been materially different from the reported amounts.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                        Comparison of
Increases (Decreases)     Three Months Ended      Three Months Ended
Dollars in Thousands       March 29, 1997 &        March 29, 1997 &
                            March 30, 1996         December 28, 1996


Net sales                  $49,382    21.2%         $(7,286)  (2.5)%
Cost of products sold       34,187    21.4            1,333    0.7
Selling & Administrative
  expenses                  10,608    21.3           (2,235)  (3.6)
Gain on sale of subsidiary  (3,200) (100.0)               -      -
Interest income               (329)  (44.4)            (530) (56.3)
Interest expense               693    80.6             (278) (15.2)
Income taxes                   271     2.7           (2,488) (19.7)
Net income                      93     0.6           (4,148) (19.7)


The Company reported record first quarter sales and earnings for its first fiscal quarter of 1997. This is the fifth consecutive quarter of record results from the operations.

For the quarter ended March 29, 1997, consolidated net sales were $282.9 million compared to $233.5 million in 1996, an increase of 21.2%. Net income for the first quarter of 1997 was $16.9 million, a 14.2% increase over net income generated in the same quarter in 1996, excluding a nonrecurring gain. Net income per share for the quarter increased to $0.57 per share, an increase of 18.8% when measured against $0.48 earned from ongoing operations last year. The reported results for the first quarter of 1996 included a $2 million after-tax, nonrecurring gain on the sale of a subsidiary, Ring King Visibles, Inc., which contributed an additional $0.07 per share to 1996 first quarter net income which, accordingly, totaled $16.8 million, or $0.55 per share.

As a result of the October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc., the Company now has two reportable core business segments: office furniture and hearth products. Hearth products include a broad line of manufactured gas- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

For the first quarter of 1997, office furniture comprised 85% of consolidated net sales and hearth products 15%. Net sales for office furniture were up 11% for the quarter compared to the same quarter a year ago, which basically mirrors the reported growth of the overall office furniture industry. Hearth products sales increased 155%, due primarily to contributions from the Heat-N-Glo division of Hearth Technologies Inc. Management is pleased with the integration progress being shown by Hearth Technologies which is the new subsidiary formed by the merger of Heatilator and Heat-N-Glo. This new subsidiary has a stream of new products under development, and its overall growth prospects continue to look promising.

Office furniture contributed 93% of consolidated operating profit before unallocated corporate expenses and hearth products 7% as defined by the prevailing Financial Accounting Standards Board Statements for segment reporting. The first quarter of the fiscal year is historically the weakest sales and earnings quarter for the hearth products segment.

The consolidated gross profit margin for the first quarter of 1997 was 31.3% compared to 31.5% for the same period in 1996. Consolidated selling and administrative expenses for the first quarter of 1996 were 21.4% of net sales compared to 21.3% in the comparable quarter of 1996. Selling and administrative expenses for 1997 include goodwill amortization associated with the Company's acquisition of Heat-N-Glo, which amounted to a $0.02 per share charge to earnings in the first quarter.

Interest expense increased from $.9 million in the first quarter of 1996 to $1.6 million for the first quarter of 1997 as the result of new debt incurred to finance the acquisition of Heat-N-Glo.

The Company increased its estimated annual effective tax rate to 37.5% for the 1997 quarter from 37.0% a year earlier to reflect higher estimated state income taxes.

Liquidity and Capital Resources

As of March 29, 1997, cash and short-term investments decreased to $15.4 million compared to a $32.7 million balance at year-end 1996. The decrease is due to marketing program payments, note payable payment, and capital expenditures.

Net capital expenditures for the first quarter of 1997 quarter were $18.4 million and primarily represent investment in new, more-efficient machinery and equipment. These investments were funded by cash reserves and cash from operations.

A $0.14 per share quarterly dividend on common stock was paid on February 28, 1997, to shareholders of record on February 24, 1997. This was the 168th consecutive quarterly dividend paid by the Company.

In the first quarter, the Company repurchased 32,573 shares of its common stock at a cost of approximately $1.2 million or an average price of $35.94 per share. As of March 29, 1997, approximately $7.6 million of the Board's current repurchase authorization remained unspent.







                                 10 of 14

Looking Ahead

Management's goal is to achieve double-digit growth in sales and earnings for 1997. New products in existing and new category offerings through multiple channels of distribution will continue to be a major contributor to results. The Company will also continue to focus on cost control by aggressive purchasing policies, efficient use of resources, and reducing distribution costs.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity improvements in the Company's operations, impact of future acquisitions, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits.  See Exhibit Index.

 (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HON INDUSTRIES Inc.



Dated:  May 9, 1997                        By  /s/ David C. Stuebe
                                               David C. Stuebe
                                               Vice President and
                                               Chief Financial Officer



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