Form 10-Q
period 1997-06-28
HON INDUSTRIES INC
filed 1997-08-07
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                               -------------
                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number 0-2648
                       ------
                              HON INDUSTRIES Inc.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

              Iowa                                       42-0617510
-------------------------------                    -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

P.O. Box 1109, 414 East Third Street, Muscatine, Iowa  52761-7109
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code             319-264-7400
                                                            ------------------


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES    X       NO
                                                      -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at June 28, 1997
---------------------------              -------------------------------------
Common Shares, $1 Par Value                       29,689,707 shares


Exhibit Index is on page 15.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                       Page
                                                                       ----
Item 1.  Financial Statements (Unaudited)
-----------------------------------------
Condensed Consolidated Balance Sheets --
June 28, 1997, and December 28, 1996                                    3-4

Condensed Consolidated Statements of Income --
Three Months Ended June 28, 1997, and June 29, 1996                       5

Condensed Consolidated Statements of Income --
Six Months Ended June 28, 1997, and June 29, 19966

Condensed Consolidated Statements of Cash Flows --
Six Months Ended June 28, 1997, and June 29, 1996                         7

Notes to Condensed Consolidated Financial Statements                    8-9

Item 2.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations                10-12
         ---------------------------------------------



                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders             13
------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K                                13
-----------------------------------------
SIGNATURES                                                               14

EXHIBIT INDEX                                                            15

   (27) Financial Data Schedule                                          16

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                          June 28,
                                            1997     December 28,
                                        (Unaudited)      1996
                                        -----------  ------------
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 24,137      $ 31,196
 Short-term investments                       256         1,502
 Receivables                              142,019       109,095
 Inventories (Note B)                      61,156        43,550
 Deferred income taxes                     19,746         9,046
 Prepaid expenses and other
  current assets                           15,927        11,138
                                          -------       -------
   Total Current Assets                   263,241       205,527

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 8,969         9,114
 Buildings                                132,154        92,509
 Machinery and equipment                  256,146       231,780
 Construction in progress                  45,903        42,507
                                          -------       -------
                                          443,172       375,910
 Less accumulated depreciation            149,661       141,294
                                          -------       -------
 Net Property, Plant, and Equipment       293,511       234,616

GOODWILL                                   58,020        51,213
                                          -------       -------
OTHER ASSETS                               20,620        22,158

   Total Assets                          $635,392      $513,514
                                          =======       =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                         June 28,
                                           1997      December 28,
                                        (Unaudited)      1996
                                        -----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY        (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $160,432      $127,910
 Income taxes                               3,714         2,574
 Note payable and current maturities
   of long-term obligations                 4,844        22,069
                                          -------       -------
   Total Current Liabilities              168,990       152,553
LONG-TERM DEBT AND OTHER LIABILITIES      162,889        91,468

CAPITAL LEASE OBLIGATIONS                   6,036         6,320

DEFERRED INCOME TAXES                      18,602        10,726

MINORITY INTEREST IN SUBSIDIARY                56            50

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -

 Common, $1 par value; authorized
 100,000,000 shares; outstanding --        29,689        29,713
 1996 - 29,689,707 shares;
 1995 - 30,106,990 shares

 Paid-in capital                               91           360
 Retained earnings                        254,080       227,365
 Receivable from HON Members Company
   Ownership Plan                          (5,041)       (5,041)
                                          -------       -------
   Total Shareholders' Equity             278,819       252,397

   Total Liabilities and
     Shareholders' Equity                $635,392      $513,514
                                          =======       =======








See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Three Months Ended
                                           --------------------
                                           June 28,   June 29,
                                             1997       1996
                                           --------------------
                                           (In thousands, except
                                              per share data)

Net sales (Note E)                        $296,567     $219,260

Cost of products sold                      200,969      150,227
                                           -------      -------
 Gross Profit                               95,598       69,033

Selling and administrative expenses         64,303       49,507
                                           -------      -------
 Operating Income                           31,295       19,526

Interest income                                441          759

Interest expense                             1,582          767
                                           -------      -------
 Income Before Income Taxes                 30,154       19,518

Income taxes                                11,307        7,222
                                           -------      -------
 Net Income                               $ 18,847     $ 12,296
                                           =======      =======
Net income per common share (Note D)      $   0.63     $   0.41
                                           =======      =======
Average number of common
  shares outstanding                    29,692,077   30,170,014
                                        ==========   ==========
Cash dividends per common share           $   0.14     $   0.12
                                           =======      =======














See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                             Six Months Ended
                                        --------------------------
                                         June 28,       June 29,
                                           1997           1996
                                        ------------   -----------
                                           (In thousands, except
                                              per share data)

Net sales (Note E)                        $579,426     $452,737

Cost of products sold                      395,163      310,233
                                           -------      -------
 Gross Profit                              184,263      142,504

Selling and administrative expenses        124,756       99,353

Gain on sale of subsidiary (Note C)              -        3,200
                                           -------      -------
 Operating Income                           59,507       46,351

Interest income                                852        1,500

Interest expense                             3,135        1,627
                                           -------      -------
 Income Before Income Taxes                 57,224       46,224

Income taxes                                21,459       17,103
                                           -------      -------
 Net Income                               $ 35,765     $ 29,121
                                           =======      =======
Net income per common share (Note D)      $   1.20     $   0.96
                                           =======      =======
Average number of common
  shares outstanding                    29,695,994   30,257,593
                                        ==========   ==========
Cash dividends per common share           $   0.28     $   0.24
                                           =======      =======












See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Six Months Ended
                                           --------------------
                                           June 28,   June 29,
                                             1997       1996
                                           --------   ---------
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 35,765    $ 29,121
 Noncash items included in net income:
   Depreciation and amortization            15,084      11,392
   Gain on sale of subsidiary,
     net of tax (Note C)                         -      (2,016)
   Other postretirement and postemployment
     benefits                                  686       1,205
   Deferred income taxes                     1,234        (113)
   Other - net                                  12         248
 Net increase (decrease) in noncash operating
   assets and liabilities                   (6,674)     (6,281)
 Increase in other liabilities              (2,356)       (519)
                                           -------     -------
   Net cash flows from
     operating activities                   43,751      33,037

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (34,222)    (20,928)
 Acquisition spending,
   net of cash acquired                    (66,292)          -
 Net proceeds from sale of
   subsidiary (Note C)                           -       7,336
 Short-term investments - net                  446        (604)
 Long-term investments                       1,045         (95)
 Other - net                                  (194)          -
                                           -------     -------
   Net cash flows (to)
     investing activities                  (99,217)    (14,291)

Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (2,535)     (7,971)
 Proceeds from long-term debt              100,000           -
 Payments of note and long-term debt       (42,249)     (1,883)
 Proceeds from sales of HON INDUSTRIES common
   stock to members and stock-based
   compensation                              1,505         991
 Dividends paid                             (8,314)     (7,258)
                                           -------     -------
   Net cash flows from (to)
     financing activities                   48,407     (16,121)

Net increase (decrease) in cash and
   cash equivalents                         (7,059)      2,625
Cash and cash equivalents at beginning
 of period                                  31,196      32,231
                                           -------     -------
Cash and cash equivalents at
  end of period                           $ 24,137    $ 34,856
                                           =======     =======



See accompanying notes to condensed consolidated financial statements.

                   HON INDUSTRIES Inc. and SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               June 28, 1997


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 28, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                     June 28, 1997       December 28,
($000)                                (Unaudited)            1996
                                     --------------      ------------
Finished products                       $20,583            $15,793
Materials and work in process            40,573             27,757
                                         ------             ------
                                        $61,156            $43,550
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

Note D.  Net Income per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (FAS) No. 128,  Earnings per Share.   The
Statement requires the current primary earnings per share calculation to be replaced with a new basic earnings per share calculation. The Statement will become effective for public companies for financial statements issued after December 15, 1997, and early adoption is not permitted. Management estimates the impact of adopting FAS 128 will have no effect on the calculation of the Company's reported year-end 1997 earnings per share given its current capital structure of common stock and no potentially dilutive securities.

Note E. Business Combinations

Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc., had occurred on December 31, 1995, the beginning of the Company's 1996 fiscal year, instead of on October 2, 1996, when it actually occurred, the Company's pro forma consolidated net sales for the second quarter ended June 29, 1996, would have been approximately $242.5 million instead of the reported $219.3 million. Pro forma consolidated net sales for the six months ended June 29, 1996, would have been approximately $495.6 million instead of the reported $452.7 million. Pro forma consolidated net income and net income per share for the second quarter and first six months of 1996 would not have been materially different from the reported amounts.

The Company acquired Allsteel Inc. on June 17, 1997. The transaction has been accounted for under the purchase method. Accordingly, Allsteel s opening balance has been included in the Company's consolidated balance sheet as of June 28, 1997, and its purchase in the Consolidated Statement of Cash Flows for the six months ended June 28, 1997. The purchase price of Allsteel was $66.0 million which has been preliminarily allocated as follows:

                                         (In thousands)
   Working capital, other than cash          $29.4
   Property, plant, and equipment             38.4
   Goodwill                                    6.1
   Other liabilities                          (7.9)

Allsteel had no impact on the Company's reported consolidated statements of income for the second fiscal quarter and six months ended June 28, 1997. Further information regarding the transaction is set forth in the Company's Form 8-K, filed June 30, 1997.

Item 2.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
Results of Operations
---------------------
A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                               Comparison of
                      --------------------------------------------------------
Increases (Decreases) Three Months Ended  Six Months Ended  Three Months Ended
Dollars in Thousands    June 28, 1997 &   June 28, 1997 &     June 28, 1997 &
                         June 29, 1996     June 29, 1996       March 29, 1997
                      ------------------  ----------------  ------------------

Net sales             $77,307    35.3%   $126,689    28.0%    $13,708    4.8%
Cost of products sold  50,742    33.8      84,930    27.4       6,775    3.5
Selling & Administrative
  expenses             14,796    29.9      25,403    25.6       3,850    6.4
Gain on sale of
  subsidiary                -       -       3,200   100.0           -      -
Interest income          (318)  (41.9)       (648)  (43.2)         30    7.3
Interest expense          815   106.3       1,508    92.7          29    1.9
Income taxes            4,085    56.6       4,356    25.5       1,155   11.4
Net income              6,551    53.3       6,644    22.8       1,929   11.4


The Company reported record quarterly sales and earnings for its fiscal second quarter ended June 28, 1997. This is the sixth consecutive quarter of record results from operations.

For the quarter ended June 28, 1997, consolidated net sales were $296.6 million compared to $219.3 million in 1996, an increase of 35.3%. Net income for the second quarter of 1997 was $18.8 million, a 53.3% increase over net income generated in the same quarter in 1996. Net income per share for the quarter increased to $0.63 per share, an increase of 53.7% over the same quarter last year.

For the six months ended June 28, 1997, consolidated net sales were $579.4 million, up 28% from $452.7 million in the year ago period. Net income for the first half of 1997 was $35.8 million, a 32% increase over net income generated in 1996, excluding a nonrecurring gain. Net income per share increased to $1.20 per share, an increase of 35% when measured against $0.89 earned from ongoing operations last year. The reported results for the first six months of 1996 included a $2 million after-tax, nonrecurring gain on the sale of a subsidiary, Ring King Visibles, Inc., which contributed an additional $0.07 per share to 1996 net income which totaled $29.1 million, or $0.96 per share.

As a result of the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc., it now has two reportable core business segments: office furniture and hearth products. Hearth products include a broad line of manufactured gas- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

For the second quarter of 1997, office furniture comprised 83% of consolidated net sales and hearth products 17%. Net sales for office furniture were up 22% for the quarter compared to the same quarter a year ago. Hearth product sales increased 176%, due primarily to contributions from the Heat-N-Glo division of Hearth Technologies Inc. On a pro forma basis, including Heat-N-Glo operations in the Company's quarterly prior year results, hearth product sales increased 25% for the quarter. Office furniture contributed 82% of consolidated operating profit before unallocated corporate expenses and hearth products 18% as defined by the prevailing Financial Accounting Standards Board Statements for segment reporting.

For the six months ended June 28, 1997, office furniture comprised 84% of consolidated net sales and hearth products 16%. Office furniture contributed 87% of consolidated operating profit before unallocated corporate expenses and hearth products 13%.

The U.S. office furniture and hearth products industries are showing impressive growth -- both are estimated to be up approximately 15% in the first half of 1997. The Company is participating in this industry growth and gaining market share in both segments. Management believes the Company's market share gain in the office furniture segment is being driven by its leading position in the faster growing medium-priced office furniture segment, expanding distribution, particularly as a result of gaining more page count in customer catalog merchandising, a steady stream of new product offerings. It is believed the market share gain in the hearth products segment can be contributed to the Company's leadership position in this expanding industry, by strong customer acceptance of its existing fireplace and stove products, especially gas burning fireplaces and stoves, and innovative new products.

The consolidated gross profit margin for the second quarter of 1997 was 32.2% compared to 31.5% for the same quarter in 1996. On a six-month basis, the margin was 31.8% for 1997 versus 31.5% for 1996. Margin improvements are being primarily driven by increased production unit volume, productivity improvements, and effective cost control efforts.

Selling and administrative expenses for the second quarter of 1997 were 21.7% of net sales compared to 22.6% in the comparable quarter of 1996. On a six-month basis, they were 21.5% in 1997 versus 21.9% in 1996. Management places major emphasis on controlling and reducing selling and administrative expenses as a percentage of net sales. A continuing commitment to developing more efficient business processes, which also improve member productivity, coupled with stringent control of expenses continue to yield positive results. However, these results are being partially offset by increasing freight costs due to the growth of unit volume, increasing distribution costs for new warehouse capacity and product handling technologies that facilitate providing higher level of service to customers, and the ongoing commitment to developing and marketing new products.

Liquidity and Capital Resources
-------------------------------
As of June 28, 1997, cash and short-term investments decreased to $24.1 million compared to a $32.7 million balance at year-end 1996. The decrease is principally due to a note payable payment and capital expenditures.

Net capital expenditures for the first six months of 1997 were $34.2 million and primarily represent investment for more efficient and productive machinery and equipment and increased production capacity. These investments were funded by cash reserves and cash from operations.

A $0.14 per share quarterly dividend on common stock was paid on May 30, 1997, to shareholders of record on May 22, 1997. This was the 169th consecutive quarterly dividend paid by the Company.

The Company has been using cash to repurchase its common stock over an extended period of time because of management s continuing belief the stock has been undervalued. In the second quarter, the Company repurchased 31,075 shares of its common stock at a cost of approximately $1.4 million or an average price of $44.46 per share. For the six months of fiscal year 1997, 63,648 shares were acquired at a cost of approximately $2.6 million, or an average price of $40.10 per share. As of June 28, 1997, approximately $6.2 million of the Board's current repurchase authorization remained unspent.

At the end of the second quarter, the Company acquired Allsteel Inc. from BTR plc. Allsteel is a manufacturer and marketer of mid-priced office furniture, which operates modern manufacturing facilities located in West Hazelton, Pennsylvania, Jackson and Milan, Tennessee, and Tupelo, Mississippi.

Looking Ahead
-------------
Management s goal is to achieve double-digit growth in sales and earnings for 1997. The Company's growth is being driven by the introduction and acceptance of new products, which expand the appeal to existing customers and allow the Company to enter new market segments. The strategy is to increase market share, while broadening the product line and developing additional value-added services. Management is optimistic about the remainder of 1997 and the ability to achieve the Company's financial goals.

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

                         PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 13, 1997, for purposes of electing four Directors to the Board of Directors, approval of the 1995 Stock-Based Compensation Plan, as amended and restated, and approval of the 1997 Equity Plan for Non-Employee Directors. The first proposal voted upon was the election of four Directors for terms expiring at the annual meeting in 2000. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

                            For            Withheld
                            ---            --------
        Robert W. Cox    26,469,228          73,501
                             or 89%           or 0%

        Stanley M. Howe  26,468,101          74,628
                             or 89%           or 0%

        Lee Liu          26,456,603          86,126
                             or 89%           or 0%

        Lorne R. Waxlax  26,471,288          71,441
                             or 89%           or 0%

The second proposal voted upon was the approval of the 1995 Stock-Based Compensation Plan, as amended and restated. The Plan was approved with 17,053,860 votes, or 57%, voting for and 8,352,315, or 28%, votes withheld.

The third proposal voted upon was the approval of the 1997 Equity Plan for Non-Employee Directors. The Plan was approved with 21,845,268 votes, or 74%, voting for and 3,560,901, or 12%, votes withheld.

As to all three proposals, there were no broker non-votes.




Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  (a)  Exhibits. See Exhibit Index.

  (b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated June 30, 1997, to report the acquisition of Allsteel Inc. on June 17, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HON INDUSTRIES Inc.



Dated: August 7, 1997                         By  /s/ David C. Stuebe
                                                  -------------------
                                                  David C. Stuebe
                                                  Vice President and
                                                  Chief Financial Officer



                                             By  /s/ Melvin L. McMains
                                                 ---------------------
                                                 Melvin L. McMains
                                                 Controller

                             PART II.  EXHIBITS


EXHIBIT INDEX
                                                                         Page

(27) Financial Data Schedule                                              16