Form 10-K405/A
period 1996-12-28
HON INDUSTRIES INC
filed 1997-10-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-K/A

                   AMENDMENT NO. 1 TO ANNUAL REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 28, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X      No
                                                    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                                                              ---
The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 14, 1997, was:
$759,297,526, assuming all 5% holders are affiliates.

The numbers of shares outstanding of the registrant's common stock, as of March 14, 1997, was 29,693,916.

               Documents Incorporated by Reference

None.


             Index of Exhibits is located on Page 9.

                       HON INDUSTRIES Inc.
                 AMENDMENT NO. 1 TO ANNUAL REPORT
                          ON FORM 10-K/A

                        TABLE OF CONTENTS
                        -----------------
                                                             Page
                                                             ----
                             Part I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  3

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
on Form 8-K . .. . . . . . . . . . . . . . . . . . . . . . . .  4

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Index of Exhibits  . . . . . . . . . . . . . . . . . . . . . . .9

                              PART I

     ITEM 1.  BUSINESS

          HON INDUSTRIES Inc., an Iowa corporation, was incorporated in 1944.

                             PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
REPORTS ON FORM 8-K

     (a) (1)   Financial Statements.

       The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries were previously filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996 pursuant to Item 8 and are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Statements of Income for the Years Ended
     December 28, 1996; December 30, 1995; and December 31, 1994

     Consolidated Balance Sheets -- December 28, 1996;
     December 30, 1995; and December 31, 1994

     Consolidated Statements of Shareholders' Equity for the Years Ended December 28, 1996; December 30,1995; and December 31, 1994

     Consolidated Statements of Cash Flows for the Years Ended
     December 28, 1996; December 30, 1995; and December 31, 1994

     Notes to Consolidated Financial Statements

     Investor Information (including Summary of Unaudited
     Quarterly Results of Operations)

     (2)    Financial Statement Schedules.

       The following consolidated financial statement schedule of the Company and subsidiaries was previously filed with the Company's Annual Report on Form 10-K for the year ended
     December 28, 1996 pursuant to Item 14(d) and is incorporated herein by reference:

     Schedule II Valuation and Qualifying Accounts for the Years Ended December 28, 1996; December 30, 1995; and December 31, 1994

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (b)    Reports on Form 8-K.

    A Report on Form 8-K, dated October 16, 1996, was filed to disclose the acquisition by Heatilator Inc., a wholly owned subsidiary of HON INDUSTRIES Inc. of Heat-N-Glo Fireplace Products, Inc. Simultaneous with the merger, the name of Heatilator Inc. was changed to Hearth Technologies Inc. with the former Heatilator and Heat-N-Glo businesses operating as divisions of this subsidiary. Effective November 18, 1996, the Securities and Exchange Commission revised the rules which required registrants to provide financial statement and pro forma financial information for acquisitions that do no meet the "significant subsidiary" test, thus the Company determined it was exempt from filing this information as a result of complying with the new rule. Subsequently, on November 21, 1996, a Report on Form 8-K/A (an amendment) was filed to bring closure to the missing financial statement and pro forma financial information that was not available in when the initial Report on Form 8-K was filed.


  (c)    Exhibits.

    The following exhibits were previously filed with the Company's Annual Report on Form 10-K for the year ended
  December 28, 1996 pursuant to Item 601 of Regulation S-K and are incorporated herein by reference:

       Exhibits

          (3ii)     By-Laws of the Registrant

          (21)      Subsidiaries of the Registrant

          (23A)     Consent of Independent Public Accountants

          (23B)     Consent of Independent Auditors

          (27)      Financial Data Schedule

          (99A)     Executive Bonus Plan of the Registrant

          (99B)     Executive Deferred Compensation Plan of the
                    Registrant

          The following exhibits are filed pursuant to Item 601 of
  Regulation S-K:
                                                          Page in
      Exhibit                                           Form 10-K/A

      (3i)     Articles of Incorporation of the
               Registrant,incorporated by reference
               to Exhibit 3(a) to the Registrant's
               Annual Report on Form 10-K for the year
               ended December 31, 1988.                           9

      (4i)     Rights Agreement dated as of July 7, 1988
               between the Registrant and First Chicago
               Trust Company of New York, incorporated by
               reference to Exhibit 1 to Registration
               Statement on Form 8-A filed July 12, 1988,
               as amended by amendment dated May 1, 1990,
               incorporated by reference to Exhibit 1 to
               Amendment No. 1 to Registration Statement
               on Form 8-A filed May 20, 1990.                    9

      (10i)    1995 Stock Based Compensation Plan, as
               amended and restated effective May 13, 1997,
               incorporated by reference to Exhibit A to the
               Registrants' proxy statement dated March 28,
               1997, related to the Registrant's annual
               meeting of shareholders held on May 13, 1997.      9

      (10ii)   1997 Equity Plan for Non-Employee Directors,
               incorporated by reference to Exhibit B to the
               Registrant's proxy statement dated March 28,
               1997, related to the Registrant's annual
               meeting of shareholders held on May 13, 1997.      9

      (10iii) Form of Registrant's Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1994.                      9

      (10iv)   Executive Long-Term Incentive Compensation
               Plan of the Registrant, incorporated by
               reference to Exhibit 99B to the Registrant's
               Annual Report on Form 10-K for the year ended
               December 30, 1995.                                 9

      (10v)    ERISA Supplemental Retirement Plan of the
               Registrant, incorporated by reference to
               Exhibit 99C to the Registrant's Annual
               Report on Form 10-K for the year ended
               December 30, 1995.                                 9

      (10vi)   1994 Members' Stock Purchase Plan of the
               Registrant, incorporated by reference to
               Exhibit 4.3 to Registration Statement
               No. 33-54163 on Form S-8 filed
               June 16, 1994.                                     9

      (10vii)  Agreement as Consultant and Director, dated
               November 15, 1995, between the Registrant and
               Robert L. Katz.                                   11

      (10viii) Form of Director and Officer Indemnification
               Agreement of the Registrant.                      13

      (10ix)   Form of Common Stock Grant Agreement of the
               Registrant.                                       26

      (10x)    Form of HON INDUSTRIES Inc. Stock-Based
               Compensation Plan Stock Option Award Agreement
               of the Registrant.                                27

      (16)     Letter of Former Accountant, incorporated by
               reference to the Registrant's Report on Form 8-K
               dated May 14, 1996.                                9

      (24)     Power of Attorney, incorporated by reference
               to the Company's Annual Report on Form 10-K
               for the year ended December 28, 1996.             10

     (d) Financial Statement Schedules.

       See Item 14(a)(2).

Long-term debt of the Registrant or various of its subsidiaries is outstanding under numerous instruments. No such instrument authorizes an amount of securities thereunder in excess of 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. The Registrant agrees that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HON INDUSTRIES Inc.


Date: October 6, 1997                   By    /s/ Jack D. Michaels
                                             -------------------------
                                             Jack D. Michaels
                                             Chairman, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on October 6, 1997.



Signature                        Title                        Date
---------                        -----                        ----

/s/ Jack D. Michaels
--------------------
Jack D. Michaels            Chairman, President and
                            Chief Executive Oficer,
                            Principal Executive Officer,
                            and Director                    10/06/97


       *
--------------------
Melvin L. McMains           Controller and
                            Principal Accounting Officer    10/06/97


       *
--------------------
David C. Stuebe             Vice President and
                            Chief Financial Officer         10/06/97


       *
--------------------
Robert W. Cox               Director                        10/06/97


       *
---------------------
W. James Farrell            Director                        10/06/97


       *
----------------------
Stanley M. Howe             Director                        10/06/97


       *
----------------------
Lee Liu                    Director                         10/06/97


       *
----------------------
Celeste C. Michalski       Director                         10/06/97


       *
----------------------
Michael S. Plunkett        Director                         10/06/97


       *
----------------------
Herman J. Schmidt          Director                         10/06/97


       *
----------------------
Richard H. Stanley         Director                         10/06/97


       *
----------------------
Lorne R. Waxlax            Director                         10/06/97




     * The undersigned by signing his name hereunto has hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on October 6, 1997, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange
Commission as Exhibit 24 to this report.

By:  /s/ Jack D. Michaels
    ----------------------
     Jack D. Michaels
     Chairman, President and Chief Executive Officer
      and Director

                           INDEX OF EXHIBITS


     Exhibit                                                 Page
     Number    Description of Document                       Number
     ------    -----------------------                       ------

     (3i)    Articles of Incorporation of the Registrant,
             incorporated by reference to Exhibit 3(a) to
             the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1988.              -

     (3ii)   By-Laws of the Registrant **                       -

     (4i)    Rights Agreement dated as of July 7, 1988
             between the Registrant and First Chicago Trust
             Company of New York, incorporated by reference
             to Exhibit 1 to Registration Statement on
             Form 8-A filed July 12, 1988, as amended by
             amendment dated May 1, 1990, incorporated by
             reference to Exhibit 1 to Amendment No. 1 to
             Registration Statement on Form 8 filed
             May 20, 1990.                                      -

     (10i)   1995 Stock Based Compensation Plan, as
             amended and restated effective May 13, 1997,
             incorporated by reference to Exhibit A to the
             Registrants' proxy statement dated March 28,
             1997, related to the Registrant's annual meeting
             of shareholders held on May 13, 1997.              -

     (10ii)  1997 Equity Plan for Non-Employee Directors,
             incorporated by reference to Exhibit B to the
             Registrant's proxy statement dated March 28,
             1997, related to the Registrant's annual meeting
             of shareholders held on May 13, 1997.              -

     (10iii) Form of Registrant's Change in Control Agreement,
             incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1994.                      -

     (10iv)  Executive Long-Term Incentive Compensation
             Plan of the Registrant, incorporated by
             reference to Exhibit 99B to the Registrant's
             Annual Report on Form 10-K for the year ended
             December 30, 1995.                                 -

     (10v)   ERISA Supplemental Retirement Plan of the
             Registrant, incorporated by reference to
             Exhibit 99C to the Registrant's Annual
             Report on Form 10-K for the year ended
             December 30, 1995.                                 -

     (10vi)  1994 Members' Stock Purchase Plan of the
             Registrant, incorporated by reference
             to Exhibit 4.3 to Registration Statement
             No. 33-54163 on Form S-8 filed June 16, 1994.      -

     (10vii) Agreement as Consultant and Director, dated
             November 15, 1995, between the Registrant and
             Robert L. Katz.                                    11

     (10viii)Form of Director and Officer Indemnification
             Agreement of the Registrant.                       13

     (10ix)  Form of Common Stock Grant Agreement of the
             Registrant.                                        26

     (10x)   Form of HON INDUSTRIES Inc. Stock-Based
             Compensation Plan Stock Option Award Agreement
             of the Registrant.                                 27

     (16)    Letter of Former Accountant, incorporated by
             reference to the Registrant's Report on
             Form 8-K dated May 14, 1996.                       -

     (21)    Subsidiaries of the Registrant **                  -

     (23A)   Consent of Independent Public Accountants **       -

     (23B)   Consent of Independent Auditors **                 -

     (24)    Power of Attorney, incorporated by reference
             to the Company's Annual Report on Form 10-K
             for the year ended December 28, 1996.              -

     (27)    Financial Data Schedule **                         -

     (99A)   Executive Bonus Plan of the Registrant **          -

     (99B)   Executive Deferred Compensation Plan of the
             Registrant **                                      -





** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 0-2648).