Form 10-Q
period 1997-10-04
HON INDUSTRIES INC
filed 1997-11-14
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1997

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

            Class                           Outstanding at October 4, 1997
Common Shares, $1 Par Value                       29,676,190 shares


Exhibit Index is on page 17.


                HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX


                  PART I.  FINANCIAL INFORMATION


                                                             Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
October 4, 1997, and December 28, 1996                        3-4

Condensed Consolidated Statements of Income --
Three Months Ended October 4, 1997, and September 28, 1996      5

Condensed Consolidated Statements of Income --
Nine Months Ended October 4, 1997, and September 28, 19966

Condensed Consolidated Statements of Cash Flows --
Nine Months Ended October 4, 1997, and September 28, 1996       7

Notes to Condensed Consolidated Financial Statements         8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11-14




                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                     16

EXHIBIT INDEX                                                  17

   (27) Financial Data Schedule                                18

   (99i)       Press Release                                   19


                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

               HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                         October 4,
                                            1997     December 28,
                                        (Unaudited)      1996
ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 19,248      $ 31,196
 Short-term investments                       258         1,502
 Receivables                              166,496       109,095
 Inventories (Note B)                      65,011        43,550
 Deferred income taxes                     19,916         9,046
 Prepaid expenses and
  other current assets                     15,713        11,138

   Total Current Assets                   286,642       205,527

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                 9,561         9,114
 Buildings                                104,005        92,509
 Machinery and equipment                  301,150       231,780
 Construction in progress                  54,326        42,507
                                          469,042       375,910
 Less accumulated depreciation            163,364       141,294
 Net Property, Plant, and Equipment       305,678       234,616

GOODWILL                                   53,253        51,213

OTHER ASSETS                               26,231        22,158

   Total Assets                          $671,804      $513,514



See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                        October 4,
                                           1997      December 28,
                                        (Unaudited)      1996
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $173,899      $127,910
 Income taxes                              10,273         2,574
 Note payable and current maturities
   of long-term obligations                 7,350        22,069

   Total Current Liabilities              191,522       152,553
LONG-TERM DEBT AND OTHER LIABILITIES      156,280        91,468

CAPITAL LEASE OBLIGATIONS                   5,484         6,320

DEFERRED INCOME TAXES                      19,389        10,726
MINORITY INTEREST IN SUBSIDIARY                 -            50

SHAREHOLDERS' EQUITY
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -

 Common, $1 par value; authorized
 100,000,000 shares; outstanding --        29,676        29,713
 1997 - 29,676,190 shares;
 1996 - 29,713,265 shares

 Paid-in capital                              164           360
 Retained earnings                        274,330       227,365
 Receivable from HON Members Company
   Ownership Plan                          (5,041)       (5,041)
   Total Shareholders' Equity             299,129       252,397
   Total Liabilities and Shareholders'
     Equity                              $671,804      $513,514



See accompanying notes to condensed consolidated financial statements.


                HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                              Three Months Ended
                                          October 4,    September 28,
                                             1997         1996
                                           (In thousands, except
                                              per share data)

Net sales (Note G)                        $391,348      $255,254

Cost of products sold                      268,147       176,403

 Gross Profit                              123,201        78,851

Selling and administrative expenses         80,641        53,605

 Operating Income                           42,560        25,246

Interest income                                601           806

Interest expense                             2,810           715

 Income Before Income Taxes                 40,351        25,337

Income taxes (Note E)                       15,132         7,430

 Net Income                               $ 25,219      $ 17,907

Net income per common share (Note F)      $   0.85      $   0.60

Average number of common shares
 outstanding                            29,677,952    30,063,124

Cash dividends per common share           $   0.14      $   0.12



See accompanying notes to condensed consolidated financial statements.



              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                               Nine Months Ended
                                          October 4,    September 28,
                                             1997         1996
                                          (In thousands, except
                                              per share data)

Net sales (Note G)                        $970,774      $707,991

Cost of products sold                      663,310       486,636
 Gross Profit                              307,464       221,355

Selling and administrative expenses        205,397       152,958

Gain on sale of subsidiary (Note D)              -         3,200

 Operating Income                          102,067        71,597

Interest income                              1,453         2,306

Interest expense                             5,945         2,342

 Income Before Income Taxes                 97,575        71,561

Income taxes (Note E)                       36,591        24,533

 Net Income                               $ 60,984      $ 47,028

Net income per common share (Note F)      $   2.05      $   1.56

Average number of common shares
 outstanding                            29,689,679    30,192,770

Cash dividends per common share           $   0.42      $   0.36



See accompanying notes to condensed consolidated financial statements.


               HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              Nine Months Ended
                                          October 4, September 28,
                                             1997        1996
                                               (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                               $ 60,984    $ 47,028
 Noncash items included in net income:
   Depreciation and amortization            25,334      17,460
   Gain on sale of subsidiary,
     net of tax (Note D)                         -      (2,016)
   Other postretirement and postemployment
     benefits                                1,041       1,828
   Deferred income taxes                     1,851        (226)
   Other - net                                  20         247
 Net increase (decrease) in noncash operating
   assets and liabilities                  (15,651)     (6,497)
 Increase in other liabilities                (571)        791
   Net cash flows from operating
    activities                              73,008      58,615

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                (56,898)    (34,770)
 Acquisition spending, net of cash
  acquired                                 (67,025)          -
 Net proceeds from sale of subsidiary
 (Note D)                                        -       7,336
 Short-term investments - net                  444       9,394
 Long-term investments                       1,045         148
 Other - net                                  (164)       (189)
   Net cash flows (to) investing
    activities                            (122,598)    (18,081)
Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock    (3,714)     (9,991)
 Proceeds from long-term debt              100,000           -
 Payments of note and long-term debt       (48,106)     (2,857)
 Proceeds from sales of HON INDUSTRIES common
   stock to members and stock-based
   compensation                              1,930       1,368
 Dividends paid                            (12,468)    (10,865)
   Net cash flows from (to) financing
    activities                              37,642     (22,345)
Net increase (decrease) in cash and
   cash equivalents                        (11,948)     18,189
Cash and cash equivalents at beginning
 of period                                  31,196      32,231

Cash and cash equivalents at end of period $ 19,248   $ 50,420



See accompanying notes to condensed consolidated financial statements.


               HON INDUSTRIES Inc. and SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         October 4, 1997

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 4, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    October 4, 1997 December 28,
($000)                                (Unaudited)      1996

Finished products                     $28,857         $15,793
Materials and work in process          36,154          27,757

                                      $65,011         $43,550


Note C.  Fiscal Calendar

The fiscal quarter ended October 4, 1997, represents 14 weeks of business activity compared to 13 weeks in the prior year. Nine months ended October 4, 1997, similarly represents 40 weeks compared to 39 weeks in the prior year.


Note D.  Gain on Sale of Subsidiary

During the first quarter of 1996, the Company sold all outstanding shares of its subsidiary, Ring King Visibles, Inc., for a sale price of $8,000,000 in cash and the forgiveness of intercompany receivables of approximately $2,000,000. The sale resulted in an approximate $3,200,000 pretax gain.

Note E.  Tax Credits

During the third quarter of 1996, the Company recorded one-time federal research and development and state new jobs tax credits totaling approximately $2.1 million, or $0.07 per share. These tax credits were for eligible business events occurring in fiscal years prior to 1996.


Note F.  Net Income per Common Share

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


Note G. Business Combinations

The Company acquired Allsteel Inc. on June 17, 1997. The transaction has been accounted for under the purchase method. The cash purchase price of Allsteel was $66.0 million which has been preliminarily allocated as follows:

                                   (In thousands)
   Working capital, other than cash   $29.4
   Property, plant, and equipment      38.4
   Goodwill                             6.1
   Other liabilities                   (7.9)

Further information regarding the transaction is set forth in the Company's Form 8-K, filed June 30, 1997.

Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc. and Allsteel Inc. had occurred on December 31, 1995, the beginning of the Company's 1996 fiscal year, instead of on October 2, 1996, and June 17, 1997, when they actually occurred, the Company's pro forma consolidated net sales for the third quarter ended September 28, 1996, would have been approximately $321.1 million instead of the reported $255.3 million. Pro forma consolidated net sales for the nine months ended October 4, 1997, and September 28, 1996, would have been approximately $1,037.2 million and $883.1 million instead of the reported $970.8 million and $708.0 million respectively. Pro forma consolidated net income and net income per share for the third quarter and first nine months of 1996 and 1997 would not have been materially different from the reported amounts.

Note H.  Business Segment Information

As a result of the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc., it has two reportable core business segments: office furniture and hearth products. However, the manufacture and marketing of office furniture continues to be the Company's principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas- and wood-burning fireplaces and stoves, fireplace inserts and chimney systems principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three month and nine month period ended October 4, 1997, and September 28, 1996, is as follows:

                           Three Months Ended       Nine Months Ended
                        Oct. 4, 1997 Sept. 28, 1996  Oct. 4, 1997 Sept. 28, 1996

Net Sales:
Office furniture              $334,159    $233,192   $818,522     $650,209
Hearth products                 57,189      22,062    152,252       57,782
                              $391,348    $255,254   $970,774     $707,991

Operating profit:
Office furniture              $ 43,028    $ 26,771   $101,572     $ 71,713
Hearth products                  8,066       3,721     16,724        6,946
 Total operating profit         51,094      30,492    118,296       78,659
Unallocated corporate
   expense                     (10,743)     (5,155)   (20,721)      (7,098)
 Income before income taxes   $ 40,351    $ 25,337   $ 97,575     $ 71,561

Identifiable assets:
Office furniture                                     $473,453     $328,759
Hearth products                                       138,553       28,765
General corporate                                      59,798       84,083
                                                     $671,804     $441,607
Depreciation & amortization expense:
Office furniture              $  8,046    $  5,263   $ 19,365     $ 15,245
Hearth products                  1,859         482      4,938        1,218
General corporate                  345         323      1,031          997
                              $ 10,250    $  6,068   $ 25,334     $ 17,460
Capital expenditures, net:
Office furniture              $ 19,076    $ 12,276   $ 45,742     $ 32,489
Hearth products                  3,232       1,267     10,491        2,787
General corporate                  368         299        665         (506)
                              $ 22,676    $ 13,842   $ 56,898     $ 34,770

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                    Comparison of (Unaudited)
Increases (Decreases)  Three Months Ended     Nine Months Ended    Three Months Ended
Dollars in Thousands   October 4, 1997 &      October 4, 1997 &    October 4, 1997 &
                        September 28, 1996    September 28, 1996   June 28, 1997

Net sales               $136,094    53.3%     $262,783     37.1%   $94,781   32.0%
Cost of products sold     91,744    52.0       176,674     36.3     67,178   33.4
Selling & administrative
  expenses                27,036    50.4        52,439     34.3     16,338   25.4
Gain on sale of
 subsidiary                    -       -        (3,200)  (100.0)       -      -
Interest income             (205)  (25.4)         (853)   (37.0)       160   36.3
Interest expense           2,095   293.0         3,603    153.8      1,228   77.6
Income taxes               7,702   103.7        12,058     49.2      3,825   33.8
Net income                 7,312    40.8        13,956     29.7      6,372   33.8


The Company reported record third quarter sales and earnings for its fiscal quarter ended October 4, 1997. This was the seventh consecutive quarter of record results. These results, coupled with record first and second quarter results, makes January through September 1997 the best first nine-month period in the Company's history.

Consolidated net sales for the third quarter ending October 4, 1997, were $391.3 million, a 53% increase from the $255.3 million in the third quarter of 1996. Net income was $25.2 million, or $0.85 per share, an increase of 41%, for the third quarter of 1997, compared to $17.9 million, or $0.60 per share for the year-ago period. Net income for 1996 includes a one-time income tax credit of $2.1 million, or $0.07 per share. Adjusting for this 1996 nonoperating event, net income and net income per share for the third quarter 1997 from operations, on a comparative basis, increased 60% over the prior year quarter.

For the nine months ended October 4, 1997, consolidated net sales were $970.8 million, up 37% from $708.0 million for the year-ago period. Net income for the nine months of 1997 was $61.0 million, or $2.05 per share, an increase of 30%, compared to $47.0 million, or $1.56 per share for the comparable period in 1996. Last year's net income results were favorably impacted by a $2.0 million gain on the sale of a subsidiary as well as the income tax credit previously mentioned. Disregarding these two nonoperating events, comparative net income from operations for the current year increased 36% and net income per share rose 38%.
Results of operations for both the quarter and the nine-month periods include one extra week of business activity compared to the prior year periods. This extra week occurs every five or six years as a result of the leap year effect on the Company's fiscal year calendar. The additional week in the quarter accounted for 8% of the increases. Although record results would have been achieved without the extra week of business--the extra week further enhanced the results.

For the third quarter of 1997, office furniture comprised 85% of consolidated net sales and hearth products 15%. Net sales for office furniture were up 43% for the quarter compared to the same quarter a year ago. On a proforma basis, excluding sales from the acquisition of Allsteel from 1997 quarterly results, office furniture sales increased 25% for the quarter. Hearth product sales increased 159%, due primarily to contributions from the Heat-N-Glo division of Hearth Technologies Inc. acquired in October 1996. On a proforma basis, including Heat-N-Glo operations in the Company's quarterly prior year results, hearth product sales increased 16% for the quarter. Office furniture contributed 84% of consolidated operating profit before unallocated corporate expenses and hearth products 16% as defined by the prevailing Financial Accounting Standards Board Statements for segment reporting.

For the nine months ended October 4, 1997, office furniture comprised 84% of consolidated net sales and hearth products 16%. Office furniture contributed 86% of consolidated operating profit before unallocated corporate expenses and hearth products 14%. Please refer to Note G. Business Combinations and Note
H. Business Segment Information in the "Notes to Condensed Consolidated Financial Statements" for further related information.

The value-priced segment of the office furniture industry, where the Company is the strongest, is showing strong growth. This provides the Company with a solid foundation to continue growth. The hearth products industry, which is linked to both home sales and home remodeling, is thriving. The Company with its leadership position in this industry through its Heatilator and Heat-N-Glo brand product is participating in this growth.

The consolidated gross profit margin for the third quarter of 1997 was 31.5% compared to 30.9% for the same quarter in 1996. On a nine-month basis, the margin was 31.7% for 1997 versus 31.3% for 1996. Margin improvements are being primarily driven by improved productivity and effective cost control efforts.

Selling and administrative expenses for the third quarter of 1997 were 20.6% of net sales compared to 21.0% in the comparable quarter of 1996. On a nine-month basis, they were 21.2% in 1997 versus 21.6% in 1996. Management places major emphasis on controlling and reducing selling and administrative expenses as a percent of net sales. Selling and administrative expenses also include freight and distribution expenses incurred to get the product to the customer.

Liquidity and Capital Resources

As of October 4, 1997, cash and short-term investments decreased to $19.5 million compared to a $32.7 million balance at year-end 1996. The decrease is principally due to a note payable payment and capital expenditures.

The October 4, 1997, balances for receivables and accounts payable and accrued expenses reflect the Company's increased level of business and the inclusion of Allsteel. During fiscal year 1997 to date, the Company has borrowed $100.0 million against its long-term revolving bank credit agreement, used $66.0 million for the purchase of Allsteel, and applied the balance against long-term debt incurred to pay for an earlier acquisition.

Net capital expenditures for the first nine months of 1997 were $56.9 million and primarily represent investment for new machinery and equipment and warehouse and production facility expansion to increase capacity and to facilitate more efficient and productive operations. These investments were funded by cash reserves and cash from operations.

A $0.14 per share quarterly dividend on common stock was paid on August 29, 1997, to shareholders of record on August 21, 1997. This was the 170th consecutive quarterly dividend paid by the Company.

The Company has been using cash to repurchase its common stock. In the third quarter, the Company repurchased 21,226 shares of its common stock at a cost of approximately $1.2 million, or an average price of $54.75 per share. For the nine months of fiscal year 1997, 84,874 shares were acquired at a cost of approximately $3.7 million or an average price of $43.76 per share. As of October 4, 1997, approximately $5.0 million of the Board's current repurchase authorization remained unspent.

On June 17, 1997, the Company acquired Allsteel Inc. from BTR plc. Allsteel is a manufacturer and marketer of mid-priced office furniture, which operates modern manufacturing facilities located in West Hazelton, Pennsylvania, Jackson and Milan, Tennessee, and Tupelo, Mississippi. It had 1996 sales of approximately $150 million. This acquisition operates as part of The HON Company, and it will continue to manufacture and sell a separate line of Allsteel office furniture products.

On September 26, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement for a primary offering of 1,000,000 shares of its common stock and a secondary offering by Bandag, Incorporated of 2,395,000 shares of the Company's stock. On October 23, 1997, the public offering was priced at $52.00 per share. The offering closed on October 29, 1997. The Company granted the underwriters an option to purchase 509,250 additional shares at the same price to cover over-allotments, if any, of which 150,000 shares have been purchased to-date.

The Company expects to use the net proceeds of approximately $57.4 million from the 1,150,000 shares for general corporate purposes, including the repayment of indebtedness incurred to finance recent acquisitions. The Company did not receive any of the proceeds of shares sold by the selling shareholder. The secondary offering by Bandag, Incorporated, eliminated its ownership interest in the Company.

Looking Ahead

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity in the Company's operations, impact of future acquisitions, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

Subsequent Events

On October 7, 1997, the Company announced it had signed a purchase agreement to acquire substantially all of the assets and operations of BEVIS Custom Furniture, Inc., a wholly owned subsidiary of Hunt Manufacturing Co. located in Florence, Alabama. BEVIS designs, manufactures and markets a broad line of commercial, high-quality, mid-priced office furniture, panels, conference and training room tables, computer furniture, folding tables, utility and reception area tables, bookcases and seating. BEVIS had 1996 sales of approximately $62 million. The transaction closed on November 13, 1997, for a cash purchase price of approximately $46 million. Please refer to attached Exhibit (99i) for a copy of the Company's press release, dated November 13, 1997, announcing the closing of this acquisition.

On November 10, 1997, the Company announced it has entered into an agreement to acquire Panel Concepts, Inc., a subsidiary of Standard Pacific Corp. Panel Concepts, Inc., is a manufacturer of panel-based office systems, with 1997 sales estimated at approximately $21 million. It operates a manufacturing facility in Santa Ana, California. The acquisition is expected to close in early December 1997. The Company plans to finance the purchase with cash.

On November 11, 1997, the Company's Board of Directors declared a regular quarterly dividend of $0.14 per share on its common stock. The dividend will be payable on November 28, 1997, to shareholders of record at the close of business on November 20, 1997.


                  PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits.

        The following exhibits are incorporated herein by reference:

        Exhibits

   (3i) Articles of Incorporation, as amended, incorporated by reference to Exhibit (3)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

   (3ii) By-Laws, as amended, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed May 14, 1997.

   (4i) Rights Agreement dated as of July 7, 1988, between the Company and First Chicago Trust Company of New York, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed July 12, 1988, as amended by amendment dated as of May 1, 1990, incorporated by reference to Exhibit 1 to Amendment No. 1 to Registration Statement on Form 8 filed May 29, 1990.


   The following exhibits are filed pursuant to Item 601 of Regulation S-K:

   Exhibit                                                      Page

   (27)  Financial Data Schedule                                 18

   (99i) Press Release dated November 13, 1997                   19


(b)      Reports on Form 8-K.

   The Company filed a current report on Form 8-K dated June 30, 1997, to report the acquisition of Allsteel Inc. on June 17, 1997.

   The Company filed a current report on Form 8-K dated October 8, 1997, to report the signing of a purchase agreement to acquire BEVIS Custom Furniture, Inc.

   The Company filed a current report on Form 8-K dated October 22, 1997, to report its third quarter 1997 earnings.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HON INDUSTRIES Inc.



Dated: November 14, 1997                        By  /s/ David C. Stuebe
                                                    ___________________
                                                    David C. Stuebe
                                                    Vice President and
                                                    Chief Financial Officer



                                                By  /s/ Melvin L. McMains
                                                    _____________________
                                                    Melvin L. McMains
                                                    Controller


EXHIBIT INDEX


Exhibits                                                              Page

(3i) Articles of Incorporation, as amended, incorporated
     by reference to Exhibit (3)(a) to the Company's
     Annual Report
     on Form 10-K for the fiscal year ended December 31, 1988.          -

(3ii)By-Laws, as amended, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed
     May 14, 1997.                                                      -

(4i) Rights Agreement dated as of July 7, 1988, between the
     Company and First Chicago Trust Company of New York,
     incorporated by reference to Exhibit 1 to Registration
     Statement on Form 8-A filed July 12, 1988, as amended by
     amendment dated as of May 1, 1990, incorporated by reference to Exhibit 1 to Amendment No. 1 to Registration Statement on
     Form 8 filed May 29, 1990.                                         -


(27) Financial Data Schedule                                           18

(99i)Press Release                                                     19