Form 10-K
period 1998-01-03
HON INDUSTRIES INC
filed 1998-03-27
CIK 48287

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)


     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -------    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1998

                                      OR

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

               Common Stock, with Par Value of $1.00 Per Share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 13, 1998, was: $1,536,722,087, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 13, 1998, was: 30,826,307 (prior to giving effect to the two-for-one stock split effective March 27, 1998).

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement dated March 27, 1998, for the May 12, 1998, Annual Meeting of Shareholders are incorporated by reference into Part III.

                   Index of Exhibits is located on Page 55.

                          ANNUAL REPORT ON FORM 10-K
                          --------------------------
                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                                                                           Page
                                                                           ----
Item  1.  Business.........................................................  3

Item  2.  Properties....................................................... 12

Item  3.  Legal Proceedings................................................ 14

Item  4.  Submission of Matters to a Vote of Security Holders.............. 15

          Table I - Executive Officers of the Registrant................... 16

                                 PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................... 17

Item  6.  Selected Financial Data -- Eleven-Year Summary................... 18

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 20

Item  7A. Quantitative and Qualitative Disclosures About Market Risk....... 25

Item  8.  Financial Statements and Supplementary Data...................... 25

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................. 25

                                 PART III

Item 10.  Directors of the Registrant...................................... 26

Item 11.  Executive Compensation........................................... 26

Item 12.  Securities Ownership of Certain Beneficial Owners and Management. 26

Item 13.  Certain Relationships and Related Transactions................... 26

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 27

Signatures ................................................................ 30

Financial Statements....................................................... 32

Financial Statement Schedules.............................................. 54

Index of Exhibits.......................................................... 55


                          ANNUAL REPORT ON FORM 10-K
                          --------------------------

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
------------------

General.

   HON INDUSTRIES Inc. ("HON" or the "Company") is an Iowa corporation incorporated in 1944. The Company designs and manufactures value-priced office furniture and furniture systems in the United States. The Company's products are marketed through multiple distribution channels to small- through large-sized businesses and to home offices on the basis of lower-than-expected price, higher-than-expected quality, a broad selection of products, and quick delivery. The Company refers to this combination of benefits as "compelling value." In addition to its core office furniture business, the Company, through its Hearth Technologies Inc. subsidiary, markets hearth products through the "Heatilator" and "Heat-N-Glo" brand names. In fiscal 1997, the Company had net sales of $1.36 billion, of which $1.16 billion was attributable to office furniture products and $204.5 million was attributable to hearth products. See Business Segment Information in the Notes to the Consolidated Financial Statements for further information about business segments.

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

   During 1997, the Company completed three office furniture acquisitions:
Allsteel Inc. (June 17), Bevis Custom Furniture, Inc. (November 13), and Panel Concepts, Inc. (December 1) for a combined total purchase price of approximately $119.5 million. These acquisitions each added new products, product line extensions, manufacturing and distribution capacity, new customers, and a quality work force. Allsteel and Bevis operate under The HON Company and Panel Concepts operates under BPI Inc.

   During 1996, the Company sold its wholly owned subsidiary, Ring King Visibles, Inc. (January 24), a manufacturer and marketer of a limited line of personal computer accessories, and acquired Heat-N-Glo Fireplace Products, Inc. (October 2), a leading hearth products manufacturer, noted previously. The sale of Ring King resulted in an after-tax gain of $2.0 million, and the purchase price of the Heat-N-Glo totaled approximately $79 million.

   Since its inception, the Company has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement ("RCI") which focuses on streamlining design, manufacturing and administrative processes. The Company's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, and improved product quality and workplace safety. In addition, the Company's RCI efforts enable it to offer short average lead times of two to four weeks, from receipt of order to shipment, for most of its products. The Company's ability to apply RCI techniques to reduce manufacturing costs and enhance value allows its products to be sold at prices lower than those offered for competing products.

   The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to each of the largest nationwide chains of office products dealers, or "mega-dealers," which are Boise Cascade Corporation, BT Office Products International, Inc., U.S. Office Products Company, Corporate Express Inc., Office Depot Inc.--Business Services Division and Staples Commercial Advantage, and to the Office Depot, Staples, and Office Max superstores. The Company offers reduced freight costs and complete order delivery, regardless of the order size or combination of products, by manufacturing at multiple locations and cross-docking products throughout the United States.

   The Company's product development efforts are focused on reducing the cost to manufacture existing products, and on designing new products that provide additional features and top quality. Over 45% of the Company's 1997 net sales were from products introduced in the past three years.

   An important element of the Company's success has been its ability to attract, develop and retain skilled, experienced and efficient members. Each of the Company's eligible members owns stock in the Company through a number of stock-based plans, including a member stock purchase plan, an ESOP, and a profit sharing plan. In addition, most production members are eligible for incentive bonuses.

   For further financial-related information with respect to acquisitions, dispositions, and Company operations in general, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to the Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, Business Disposition, and Business Segment Information.

   Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others, competition within the office furniture and hearth products industries; a concentrating customer base as a result of market consolidations; risks associated with managing growth; risk of environmental liabilities as a result of changing federal, state and local environmental laws and regulations; macroeconomic factors affecting the industries in which the Company does business; issues associated with acquisition and integration of acquisitions; operating risks; the availability and cost of capital to finance planned growth; as well as risks, uncertainties and other factors described in this report, and from time to time, in the Company's other filings with the Securities and Exchange Commission.

Industry.

   According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $11,445,000,000 in 1997, have grown at a compound annual growth rate of approximately 9% over the three-year period ended December 31, 1997. The Company believes that growth in the office furniture industry is being driven by changing customer needs due to the emergence of open office floor plans to support team work environments, shared and multi-purpose office spaces for flexible work arrangements, new office technology which requires furniture systems that support the use of hardware and software, and an increased focus on ergonomics and employee comfort.

   The U.S. office furniture market consists of two primary segments--the project segment and the transactional segment. The project segment has traditionally been characterized by one-time sales of large quantities of office furniture to large corporations, such as for new office facilities, relocations or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The process is often lengthy and generally has several manufacturers competing for the same projects. Overhead and support associated with the sales and customization efforts in this segment are major reasons why the prices for project office furniture have traditionally been relatively high.

   The transactional segment of the market, in which the Company is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection and quick delivery. Office products dealers, wholesalers and retailers, such as office products superstores, are the primary distribution channels in this market segment. Office products dealers (many of whom also participate in the project segment of the market) publish periodic catalogs that display office furniture and products from various manufacturers.

Growth Strategy.

   The Company's strategy is to build on its position as a leading manufacturer of value-priced office furniture and hearth products in North America. The components of this growth strategy are to introduce new value-priced products, continually improve productivity, leverage the distribution network, and pursue complementary strategic acquisitions.

Employees/Members.

   As of January 3, 1998, the Company employed approximately 9,400 persons, 8,900 of whom were members and 500 of whom were temporary personnel. Of the approximately 9,400 persons employed by the Company, 5,600 were in the Company's manufacturing operations. The Company employed approximately 600 members who were members of unions. The Company believes that its labor relations are good. As a result of acquisitions during 1997, approximately 1,500 members were added.

Products.

Office Furniture.
----------------

   The Company designs, manufactures and markets a broad range of office furniture in four basic categories: (i) filing cabinets; (ii) seating, including task chairs, executive desk chairs and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers and lighting); and (iv) desks and related products, including tables, bookcases and credenzas. The Company's products are sold through the Company's HON Company Division ("The HON Company") and the Company's wholly-owned subsidiaries--BPI Inc. ("BPI"), Holga Inc. ("Holga") and The Gunlocke Company ("Gunlocke").

   The Company's office furniture products are generally available in contemporary as well as traditional styles, and are priced to sell in different channels of distribution and at different price points. The Company's products are offered in many models, sizes, designs and finishes and are constructed from both wood and non-wood materials.

   The following is a description of the Company's major product categories and product lines:

Filing Cabinets

  The Company offers a variety of filing options designed either to be integrated into and support the Company's office systems products, or to function as free-standing furniture in commercial and home offices. The Company believes it is the largest manufacturer and marketer of mid-priced steel filing cabinets in the United States.

  The Company sells most of its free-standing files through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors. Higher priced files are sold through project-oriented office furniture dealers.

Seating

  The Company's seating line includes task chairs designed for different kinds of office work, such as secretarial, computer, clerical, laboratory and executive, guest chairs, conference and reception room seating, and stackable chairs. The chairs are available in a variety of frame colors, a multitude of fabrics and a wide range of price points. Key customer criteria in seating includes superior ergonomics, aesthetics, comfort and quality.

  Gunlocke is one of the few remaining companies that continues to make wood curved legs, arms and backs through the steambending process, which produces strong and attractive seating components.

Office Systems

  The Company offers a complete line of office panel systems products in order to meet the needs of a variety of organizations. Systems may be used for team work settings, private offices and open floor plans, and are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. The Company has experienced increased demand for furniture systems able to accommodate new work arrangements such as team work spaces and work spaces shared by several employees who are frequently out of the office. A typical installation of office panels often includes associated sales of seating, case goods, files and accessories.

  The Company offers whole office solutions, movable panels, storage units and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Company also offers consultative selling and design services for certain of its office system products. The compelling value of the Company's systems lines is that these products are styled and featured similar to those of premium-priced contract systems manufacturers but are offered at substantially lower prices.

Desks and Related Products

  The Company's collection of desks and related products include stand-alone steel and wood furniture items, such as desks, bookshelves and credenzas, and are available in a range of designs and price points. The Company offers these products in both contemporary and traditional styles. The Company's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers.

  The Company offers a variety of contemporary and traditional tables designed for use in conference rooms, private offices, training areas, teamwork settings and open floor plans. Tables are produced in wood veneer and laminate and are available in numerous sizes, shapes and base styles.

Hearth Products.
---------------

  The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplace and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N-Glo, and Arrow-Dover brand names. The Company's line of hearth products includes wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems and related accessories. In October 1996, the Company acquired Heat-N-Glo and combined it with its existing Heatilator operations to form Hearth Technologies, through which it sells all its hearth products. Heatilator and Heat-N-Glo are leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.

  Historically, the hearth products industry has consisted primarily of low-cost builders' box fireplaces sold through builder distributors and wood stoves and high efficiency fireplaces sold through dealer showrooms. With the acquisition of Heat-N-Glo in October 1996, Hearth Technologies began marketing a "direct vent" fireplace, which replaces the top-venting chimney system used in traditional fireplaces. See "Business--Intellectual Property."


Manufacturing.

  The HON Company manufactures office furniture in California, Georgia, Iowa, Kentucky, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. BPI Inc. manufactures office furniture in California, North Carolina, and Washington. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Hearth Technologies Inc. manufactures hearth products in Iowa, Minnesota, and Alberta, Canada.

  The Company purchases raw materials and components from a variety of vendors, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, rubber products, plastic products, and shipping cartons.

  Since its inception, the Company has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Company adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Company has adopted a variety of production techniques including cell manufacturing, focused factories, just-in-time inventory management and value engineering. The application of the RCI process has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety. The Company's RCI process involves production and administrative employees, management, customers and suppliers. The Company has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Company has organized a group that designs, fabricates, tests and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Company's concurrent product development process that primarily seeks to design new products for ease of manufacturability.


Product Development.

  The Company's product development efforts are primarily focused on reducing the cost to manufacture existing products and designing new products that provide additional features and quality. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $15.4 million, $10.4 million, and $11.6 million in product development during fiscal 1997, 1996 and 1995, respectively, and has budgeted in excess of $16 million for product development in fiscal 1998.


Intellectual Property.

  As of January 3, 1998, the Company owns 139 U.S. and 100 foreign patents and has applications pending for 53 U.S. and 80 foreign patents. In addition, the Company holds registrations for 96 U.S. and 140 foreign trademarks, and has applications pending for 45 U.S. and 67 foreign trademarks.

  The Company's principal office furniture products do not require frequent technical changes. The majority of the Company's patents are design patents which expire at various times depending on the patent's date of issuance. The Company believes that neither any individual patents nor the Company's patents in the aggregate are material to the Company's business as a whole.

  When Hearth Technologies acquired Heat-N-Glo in October 1996, it also acquired its patent for the design of a zero-clearance direct vent gas fireplace (the "direct vent patent"). The direct vent design replaces the traditional top-venting chimney system by permitting the exhaust pipe to traverse a structure's exterior wall. The sealed combustion chamber of the direct vent gas fireplace increases indoor air quality by using outside rather than inside air for combustion and the direct vent design achieves 70% heating efficiency, which means that the patented direct vent gas fireplaces are an efficient alternative heat source in individual rooms. The direct vent gas fireplaces are highly versatile for use in home design because the direct vent design eliminates the need for a traditional chimney system with top venting, thus opening the space above the fireplace up for use. The Company currently offers numerous product designs that would not be possible without the direct vent technology. Additionally, since a chimney is not employed in the direct vent design, the cost of adding a new fireplace to a home is greatly reduced.

  The direct vent patent has been successfully enforced against numerous infringers. Hearth Technologies presently is engaged as a plaintiff in two patent infringement cases involving this patent. Final disposition of these cases is not likely for several years. Although the Company believes that the protection afforded by the direct vent patent is not vital to sustaining Hearth Technologies' gross profit margins on its direct vent gas fireplaces due to other technological innovations that support the direct vent design, the technology that underlies the patent is a significant distinguishing feature for the Company's products.

  The Company applies for patent protection when it believes the expense of doing so is justified, and believes that the duration of its registered patents is adequate to protect these rights. The Company also pays royalties in certain instances for the use of patents on products and processes owned by others.

  The Company actively protects its trademarks which it believes have significant goodwill value.


Sales and Distribution:  Customers.

  Over the last ten years, the office products and office furniture industries have experienced substantial consolidation as larger dealers have acquired smaller local and regional dealers. Consolidation permits large dealers to benefit from economies of scale, increased purchasing power and the elimination of redundant management and overhead expenses. Larger dealers have also been able to take advantage of more sophisticated management techniques designed to enhance customer service, lower costs and increase operating efficiency. At the same time, office products superstores have emerged and replaced local, retail office supply stores. The Company believes that these trends may continue to result in fewer, larger dealers and retailers as customers for the Company's products.

  In 1997, the Company's ten largest customers represented approximately 40% of its consolidated net sales. The increased purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on the Company's financial results that such events would have had prior to such consolidation. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

  As a result of these trends, the Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations and home office owners. The second distribution channel comprises nationwide chains of office products dealers, or "mega-dealers," including Boise Cascade Corporation, BT Office Products International, Inc., U.S. Office Products Company, Corporate Express Inc., Office Depot Inc.--Business Services Division and Staples Commercial Advantage. Many of the independent dealers and mega-dealer locations assist their customers with the evaluation of office space requirements, systems lay-out and product selection, and design and office solution services provided by professional designers.

  The third distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, mega-dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to smaller, regional wholesalers. Wholesalers maintain stocks of standard product lines for resale to dealers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to dealers anywhere in the country. One customer, United Stationers, accounted for approximately 12%, 12%, and 13% of the Company's consolidated net sales in 1997, 1996, and 1995, respectively.

  The fourth distribution channel is retail stores, which include office products superstores such as Office Depot, Office Max and Staples, and warehouse clubs like Sam's Club and Costco.

  The fifth distribution channel consists of government-focused dealers that sell the Company's products to federal, state and local government offices in accordance with contract terms to which the Company has agreed.

  As of January 3, 1998, the Company's office furniture sales force consisted of 19 regional sales managers supervising 114 salespersons, plus approximately 60 firms of independent manufacturers' representatives, who collectively provided national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

  Office products dealers, national wholesalers and retailers market their products through catalogs published periodically and distributed to existing and potential customers. The Company's marketing objective is to gain share in its customers' catalogs. The Company believes that the inclusion of the Company's product lines in customer catalogs offers strong potential for increased sales of the listed product items due to the exposure provided by these publications.

  The Company also makes export sales through HON Export Limited to approximately 90 office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. The Company has an international field sales organization consisting of a Vice President of Sales and Marketing and four regional managers. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 1997.

  Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

  Hearth Technologies Inc. sells its fireplace and stove products through approximately 1,300 dealers and 450 distributors. The company has a field sales organization of 11 regional sales managers supervising 28 salespersons and 10 firms of independent manufacturers' representatives.

  As of January 3, 1998, the Company has an order backlog of approximately $106.4 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $59.1 million as of December 28, 1996, and $54.9 million as of December 30, 1995. Backlog, in terms of percentage of net sales, was 7.8%, 5.9%, and 6.1% for fiscal years 1997, 1996, and 1995, respectively. The dollar amount of the ongoing backlog of orders at any point in time is not considered by management to be a leading indicator of the Company's expected sales for any particular fiscal period. Large dollar amounts of order backlogs are unusual since most of the Company's products are manufactured and shipped within a few weeks following receipt of order, and a low backlog is an indicator of responsive customer service.

  For a discussion of the seasonal nature of the Company's sales, see Business Segment Information in the Notes to the Consolidated Financial Statements.


Competition.

  The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc.; Anderson-Hickey Co., Globe Business Furniture and United Chair, Inc., divisions of Haworth, Inc.; National Office Furniture, a division of Kimball Office Furniture Co.; and High Point Furniture Industries, Inc. Second, the Company competes with a small number of large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc. Some of these large competitors have substantially greater assets, resources and capabilities in the traditional project market than the Company. Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place, and have developed and may continue to develop value-priced product designs to compete with the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in its markets in the future.

  Hearth products, consisting of prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. A limited number of manufacturers, however, are predominant in this relatively small industry.

  Both office furniture and hearth products compete on the basis of price, product performance, product quality, complete and on-time delivery to the customer and customer service and support. The Company believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service and short lead-times. This is made possible, in part, by the Company's significant on-going investment in product development, highly-efficient and low cost manufacturing operations, and an extensive distribution network.

  The Company is one of the largest office furniture manufacturers in the United States, and believes that it is the largest manufacturer of value-priced furniture. The Company is also the largest manufacturer and marketer of fireplaces in the United States.

  For further discussion of the Company's competitive situation, refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Effects of Inflation.

  Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. The Company's objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

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

  Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 1998 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

  For further information regarding the Company's environmental matters, refer to Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Contingencies note in the Notes to the Consolidated Financial Statements.

Business Development.

  The development of the Company's business during the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, is discussed in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 2.  PROPERTIES.
--------------------

  The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States and Canada which house manufacturing and distribution operations and offices totaling an aggregate of approximately 7.9 million square feet. Of this total, approximately 2 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

  Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

  The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:



                                Approximate                Owned or                   Description
      Location                  Square Feet                 Leased                       of Use
--------------------           --------------           --------------           ----------------------

Cedartown, Georgia                443,334                  Owned                 Manufacturing non-wood
                                                                                 casegoods office
                                                                                 furniture(1)


Chester, Virginia                 280,682                 Leased (2)             Manufacturing non-wood
                                                                                 casegoods office
                                                                                 furniture(1)


Florence, Alabama                 308,763                  Owned                 Manufacturing non-wood
                                                                                 casegoods office furniture


Jackson, Tennessee                301,000                 Leased                 Manufacturing parts for
                                                                                 office furniture(1)


Jackson, Tennessee                155,000                 Leased                 Manufacturing non-wood
                                                                                 office seating


Lake City, Minnesota              235,000                 Leased                 Manufacturing metal
                                                                                 prefabricated
                                                                                 fireplaces(1)


Louisburg, North                  176,354                  Owned                 Manufacturing wood
 Carolina                                                                        casegoods office furniture


Milan, Tennessee                  358,000                 Leased                 Manufacturing systems
                                                                                 office furniture


Mt. Joy, Iowa                     159,500                 Leased                 Warehousing office
                                                                                 furniture


Mt. Pleasant, Iowa                288,006                  Owned                 Manufacturing metal
                                                                                 prefabricated
                                                                                 fireplaces(1)


Muscatine, Iowa                   286,000                  Owned                 Manufacturing non-wood
                                                                                 casegoods office furniture


Muscatine, Iowa                   397,284                  Owned                 Warehousing office
                                                                                 furniture

Muscatine, Iowa          184,700       Owned         Manufacturing wood
                                                     casegoods office furniture

Muscatine, Iowa          142,850       Owned         Manufacturing systems
                                                     office furniture(1)

Muscatine, Iowa          142,850       Owned         Manufacturing systems
                                                     office furniture

Muscatine, Iowa          237,800       Owned         Manufacturing non-wood
                                                     office seating

Owensboro, Kentucky      311,575       Owned         Manufacturing wood office
                                                     seating

Richmond, Virginia       101,400      Leased         Temporary warehousing
                                                     office furniture

South Gate, California   520,270       Owned         Manufacturing non-wood
                                                     casegoods and seating
                                                     office furniture(1)

Sulphur Springs, Texas   155,690       Owned         Manufacturing non-wood
                                                     casegoods office furniture

Wayland, New York        692,226       Owned         Manufacturing wood
                                                     casegoods and seating
                                                     office furniture(1)

West Hazelton,
 Pennsylvania            268,800       Owned         Manufacturing non-wood
                                                     casegoods office furniture

Williamsport,
 Pennsylvania            224,637       Owned         Manufacturing wood office
                                                     seating

Winnsboro, South
 Carolina                181,523       Owned         Manufacturing non-wood
                                                     office seating

Verona, Mississippi      257,000       Owned         Manufacturing systems
                                                     office furniture

--------------
(1) Also includes a regional warehouse/distribution center.
(2) A capital lease.

  Other Company manufacturing and distribution facilities, under 100,000 square feet in size, are located in Muscatine and Mt. Pleasant, Iowa; Van Nuys and Santa Ana, California; Kent, Washington; Salisbury, North Carolina; Richmond, Virginia; Rome and Cedartown, Georgia; Aurora, Illinois; Savage, Minnesota; and Calgary, Alberta, Canada. These facilities total approximately 964,400 square feet with approximately 883,400 square feet used for the manufacture and distribution of office furniture and approximately 81,000 square feet for hearth products. Of this total, approximately 477,600 square feet are leased. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

  The Company has a 104,000 square foot leased plant in Savage, Minnesota, which is in the process of being subleased. This plant has been used for the manufacture of metal prefabricated fireplaces. The production from this facility was consolidated with production at the Company's Lake City, Minnesota, and Calgary, Alberta, Canada, plants.

  There are no major encumbrances on Company-owned properties other than outstanding mortgages on certain properties, the amount of which is disclosed in the Long-Term Debt note in the Notes to Consolidated Financial Statements, filed as a part of this report. Refer to the

Property, Plant, and Equipment note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

  As of January 3, 1998, the Company has approximately 600,000 additional square feet of production and warehousing space in various stages of construction at six existing plant sites which are scheduled for completion during 1998.


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

  The Company also is involved in certain continuing clean-up activities under the supervision of the Pennsylvania state environmental authorities at one site formerly used by a Company subsidiary. The costs associated with this site are comprised primarily of remediation efforts associated with groundwater contamination. In this matter, the Company has worked with appropriate authorities to resolve the issues involved.

  The Company was named, along with three other PRPs, as a party to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 28, 1994 by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California ("Firestone Site"). The DTSC is seeking to cover the cost of investigating soil and groundwater contamination and preparing a remedial action plan for the Firestone Site. From 1927 to 1981, the site was owned by The Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.) and operated from 1928 to 1980 primarily as a tire manufacturing facility. The Company purchased a portion of the Firestone Site in 1981, and subsequently sold a portion of that property to a company now in bankruptcy proceedings. The Company continues to own a part of the Firestone Site. The Company believes its potential liability at the Firestone Site arises from the Company's status as an owner of the property and not as a contributor to contamination. The Company has cooperated in the preparation of a Remedial Investigation/Feasibility Study Work Plan ("RI/FS Work Plan") which was approved by DTSC in June 1995. The investigation under the RI/FS Work Plan began in August 1995 and is expected to be completed in 1998. The Company has, however, denied liability and believes that substantially all investigation and clean-up costs should be borne by Bridgestone/Firestone, Inc. The Company also is reviewing available defenses and claims it may have against third parties, including Bridgestone/Firestone, Inc.

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

  For additional information on this item, refer to the Contingencies note included in the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
  None.

                                                          PART I, TABLE I
                                                          ---------------

EXECUTIVE OFFICERS OF THE REGISTRANT.                                                         (Information as of January 3, 1998)
-------------------------------------

                                  Family                                   Position    Other Business Experience
  Name                       Age  Relationship        Position             Held Since  During Past Five Years
  ----                       ---  ------------        --------             ----------  -------------------------
Jack D. Michaels             60       None      Chairman of the Board         1996     Chairman, President and Chief Executive
                                                President                     1990     Officer.
                                                Chief Executive Officer       1991
                                                Director                      1990

Jeffrey D. Fick              36       None      Vice President,               1997     Secretary and Acting General Counsel
                                                Member and Community                   (1997); Senior Counsel, (1994-97),
                                                Relations                              HON INDUSTRIES Inc.; Attorney,
                                                                                       Gray, Plant, Mooty, Mooty & Bennett
                                                                                       (1986-94).

James I. Johnson             49       None      Vice President,               1997     General Counsel and Secretary, Norand
                                                General Counsel                        Corporation (1990-97).
                                                and Secretary

George J. Koenigsaecker III  52       None      President, The HON            1995     Executive Vice President, Operations, The
                                                Company                                HON Company (1992-95); Senior Vice
                                                                                       President, HON INDUSTRIES Inc. (1995).

Melvin L. McMains            56       None      Controller                    1980

Thomas K. Miller             59       None      Vice President,               1996     Vice President, Marketing and Distribution,
                                                Marketing and                          (1996); Vice President, Strategic
                                                International                          Development-Office Depot (1995-96),
                                                                                       HON INDUSTRIES Inc.; President,
                                                                                       Ring King Visibles, Inc. (1991-96).

David W. Strohl              55       None      Vice President,               1993
                                                Technical Development

David C. Stuebe              57       None      Vice President and            1994     President, CEO, and Director, Diversified
                                                Chief Financial Officer                Industries, Inc. (1990-94).

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: HONI. As of year-end 1997, the Company had 5,399 stockholders of record.

  The Company serves as its own stock transfer agent. Shareholders may report a change of address or make inquiries by writing or telephoning:

                         Stock Transfer Department
                         HON INDUSTRIES Inc.
                         P.O. Box 1109
                         Muscatine, IA  52761-7109
                         Telephone: 319/264-7223

  Common Stock Market Price and Price/Earnings Ratio and Quarterly Common Stock Market Prices and Dividends are presented in the Investor Information section which follows the Notes to the Consolidated Financial Statements material filed as part of this report. The market price quotations were published by the National Association of Securities Dealers, Inc. The quotations represent prices between dealers; do not include retail markup, markdown, or commissions; and do not necessarily represent actual transactions.

  The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. The average dividend payout percentage for the most recent three-year period has been 28% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.

HON INDUSTRIES Inc. and Subsidiaries
ITEM 6.  Selected Financial Data -- Eleven-Year Summary.
--------------------------------------------------------

                                                                 1997           1996           1995
--------------------------------------------------------------------------------------------------------
Per Common Share Data
 Income from Continuing Operations......................     $      1.45     $      1.13     $       .67
 Income from Discontinued Operations....................               -               -               -
 Cumulative Effect of Accounting Changes................               -               -               -
 Gain on Sale of Discontinued Operations................               -               -               -
 Net Income.............................................            1.45            1.13             .67
 Cash Dividends.........................................             .28             .25             .24
 Book Value.............................................            6.19            4.25            3.56
 Net Working Capital....................................            1.53             .89            1.07

Operating Results (Thousands of Dollars)
 Net Sales..............................................     $ 1,362,713     $   998,135     $   893,119
 Cost of Products Sold..................................         933,157         679,496         624,700
 Gross Profit...........................................         429,556         318,639         268,419
 Interest Expense.......................................           8,179           4,173           3,569
 Income from Continuing Operations before Income Taxes..         139,128         105,267          65,517
 Income before Income Taxes as a % of Net Sales.........           10.21%          10.55%           7.34%
 Federal and State Income Taxes.........................     $    52,173     $    37,173     $    24,419
 Effective Tax Rate for Continuing Operations...........           37.50%          35.31%          37.27%
 Income from Continuing Operations......................     $    86,955     $    68,094     $    41,098
 Income from Continuing Operations as a % of Net Sales..           6.38%            6.82%           4.60%
 Income before Cumulative Effect of Accounting Changes..     $    86,955     $    68,094     $    41,098
 Income from Discontinued Operations....................               -               -               -
 Net Income.............................................          86,955          68,094          41,098
 Cash Dividends and Share Purchase Rights Redeemed......          16,736          14,970          14,536
 Addition to (Reduction of) Retained Earnings...........          37,838          33,860          18,863
 Net Income Applicable to Common Stock..................          86,955          68,094          41,098
 % Return on Average Shareholders' Equity...............           27.43%          29.06%          20.00%
 Depreciation and Amortization..........................     $    35,610     $    25,252     $    21,416

Distribution of Net Income
 % Paid to Shareholders.................................           19.25%          21.98%          35.37%
 % Reinvested in Business...............................           80.75%          78.02%          64.63%

Financial Position (Thousands of Dollars)
 Current Assets.........................................     $   295,150     $   205,527     $   194,183
 Current Liabilities....................................         200,759         152,553         128,915
 Working Capital........................................          94,391          52,974          65,268
 Net Property, Plant, and Equipment.....................         341,030         234,616         210,033
 Total Assets of Continuing Operations..................         754,673         513,514         409,518
 Total Assets of Discontinued Operations - Net..........               -               -               -
 Total Assets...........................................         754,673         513,514         409,518
 % Return on Beginning Assets Employed..................           28.27%          25.93%          17.91%
 Long-Term Debt and Capital Lease Obligations...........         134,511          77,605          42,581
 Shareholders' Equity...................................         381,662         252,397         216,235
 Retained Earnings......................................         265,203         227,365         193,505
 Current Ratio..........................................            1.47            1.35            1.51

Current Share Data
 Number of Shares Outstanding at Year-End...............      61,659,316      59,426,530      60,788,674
 Weighted Average Shares Outstanding During Year........      59,779,508      60,228,590      60,991,284
 Number of Shareholders of Record at Year-End...........           5,399           5,319           5,479

Other Operational Data
 Capital Expenditures - Net (Thousands of Dollars)......     $    85,491     $    44,684     $    53,879
 Members (Employees) at Year-End........................           9,390*          6,502*          5,933

* Includes acquisitions completed during year.


    1994           1993            1992             1991           1990             1989            1988            1987
----------------------------------------------------------------------------------------------------------------------------

$       .87     $       .69     $       .59      $       .51     $       .65     $       .39     $       .34     $       .29
          -               -               -                -               -               -             .02             .02
          -             .01               -                -               -               -               -               -
          -               -               -                -               -               -             .11               -
        .87             .70             .59              .51             .65             .39             .47             .31
        .22             .20             .19              .18             .15             .12             .10             .10
       3.17            2.83            2.52             2.32            2.03            1.88            1.98            1.66
       1.27            1.23            1.23             1.07             .82             .83            1.29             .97


$   845,998     $   780,326     $   706,550      $   607,710     $   663,896     $   602,009     $   532,456     $   516,262
    573,392         537,828         479,179          411,168         458,522         409,942         366,599         355,456
    272,606         242,498         227,371          196,542         205,374         192,067         165,857         160,806
      3,248           3,120           3,441            3,533           3,611           3,944           4,188           3,512
     86,338          70,854          61,893           52,653          69,085          44,656          41,919          41,887
      10.21%           9.08%           8.76%            8.66%          10.41%           7.42%           7.87%           8.11%
$    31,945     $    26,216     $    23,210      $    19,745     $    25,907     $    17,193     $    16,139     $    18,431
      37.00%          37.00%          37.50%           37.50%          37.50%          38.50%          38.50%          44.00%
$    54,393     $    44,638     $    38,683      $    32,908     $    43,178     $    27,463     $    25,780     $    23,456
       6.43%           5.72%           5.47%            5.42%           6.50%           4.56%           4.84%           4.54%
$    54,393     $    44,638     $    38,683      $    32,908     $    43,178     $    27,463     $    25,780     $    23,456
          -               -               -                -               -               -           9,515           1,310
     54,156          45,127          38,683           32,908          43,178          27,463          35,295          24,766
     13,601          12,587          12,114           11,656           9,931           8,298           7,956           7,957
     13,563          17,338          26,569           18,182         (11,952)        (17,444)         20,986         (18,750)
     54,156          45,127          38,683           32,908          43,178          27,463          35,295          24,766
      28.95%          26.35%          24.75%           23.41%          33.24%          19.92%          25.77%          18.85%
$    19,042     $    16,631     $    15,478      $    14,084     $    13,973     $    12,866     $    11,860     $    10,227


      25.11%          27.89%          31.32%           35.42%          23.00%          30.22%          22.54%          32.13%
      74.89%          72.11%          68.68%           64.58%          77.00%          69.78%          77.46%          67.87%


$   188,810     $   188,419     $   171,309      $   150,901     $   146,591     $   162,576     $   175,367     $   139,679
    111,093         110,759          91,780           82,275          93,465         106,104          78,787          66,136
     77,717          77,660          79,529           68,626          53,126          56,472          96,580          73,543
    177,844         157,770         145,849          125,465         124,603         114,116          94,339          95,372
    372,568         352,405         322,746          280,893         276,984         284,322         275,928         235,621
          -               -               -                -               -               -               -           9,734
    372,568         352,405         322,746          280,893         276,984         284,322         275,928         245,355
      24.72%          22.14%          22.18%           19.66%          24.00%          16.32%          18.46%          17.71%
     45,877          45,916          50,961           32,734          37,250          36,996          37,863          41,467
    194,640         179,553         163,009          149,575         131,612         128,203         147,549         126,388
    174,642         161,079         143,741          117,172          98,990         110,942         128,386         107,400
       1.70            1.70            1.87             1.83            1.57            1.53            2.23            2.11


 61,349,206      63,351,692      64,737,912       64,417,370      64,769,794      68,194,176      74,647,164      75,953,272
 62,435,450      64,181,088      65,517,990       64,742,976      66,220,810      69,632,100      74,853,672      79,588,124
      5,556           4,653           4,534            4,466           4,331           4,124           4,134           3,218


$    35,005     $    27,541     $    26,626      $    13,907     $    20,709     $    12,807     $    10,299     $    15,669
      6,131           6,257           5,926            5,599           6,073           6,385           5,423           5,840

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected in the Company's statements of income for the periods indicated.

                                                 Fiscal
                                        ------------------------
                                         1997     1996    1995
Net sales.............................  100.0%   100.0%   100.0%
Cost of products sold.................   68.5     68.1     69.9
                                        -----    -----    -----
Gross profit..........................   31.5     31.9     30.1
Selling and administrative expenses...   20.9     21.6     22.6
Gain on sale of subsidiary............      -      0.3        -
                                        -----    -----    -----
Operating income......................   10.6     10.6      7.5
Interest expense (net)................     .4      0.1      0.1
                                        -----    -----    -----
Income before income taxes............   10.2     10.5      7.4
Income taxes..........................    3.8      3.7      2.8
                                        -----    -----    -----
Net income............................    6.4      6.8      4.6
                                        =====    =====    =====

As a result of the Company's October 1996 acquisition of Heat-N-Glo, it has two reportable core business segments: office furniture and hearth products.

Fiscal Year Ended January 3, 1998, Compared to Fiscal Year Ended December 28,
1996

Net Sales
---------

Net sales increased by 37% to $1.36 billion in 1997 from $998.1 million in the prior year. The Company increased sales in both core segments by offering compelling value products through a combination of broad selection, features, quality, price and service. Office furniture products net sales increased 31% in 1997 to $1.16 billion from $887.3 million in 1996 due in part from the Company's acquisitions of Allsteel Inc., Panel Concepts, Inc., and the assets and business of Bevis Custom Furniture, Inc. Hearth products net sales increased 84% in 1997 to $204.5 million from $110.8 million in 1996 due in part to the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc. Both core industry segments experienced strong growth during 1997. The office products industry reported an annual growth rate of 15% and hearth products an estimated 10%. The Company's most recent five-year compounded annual growth rate is 14% in net sales, while industry growth for office furniture and hearth products is estimated to be in the 7-8% range.

Gross Profit
------------

Gross profit increased by 35% to $429.6 million in 1997 from $318.6 million in the prior year. Gross margin decreased to 31.5% for 1997 compared to 31.9% for 1996. This reduced margin is due to the combination of productivity gains and cost control initiatives being more than offset by strategic selling price reductions on select Company products to increase sales volume and the impact of lower operating margins for certain 1997 acquisitions.

Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses increased by 32% to $284.4 million from $215.6 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 20.9% in 1997 from 21.6% in 1996. This decrease was a result of continued commitment to developing more efficient business processes, which has improved member productivity, coupled with stringent control of expenses and increased efficiencies associated with higher net sales. However, these results were partially offset by increased freight costs due to growth of unit volume, increased distribution costs for new warehouse capacity and product handling that facilitate providing higher level of service to customers, and the ongoing commitment to developing and marketing new products.

Selling and administrative expenses, in addition to freight expense to the customer, also includes major costs related to product development and amortization expense of intangible assets. The "Selling and Administrative Expenses" note included with the consolidated financial statements provides further information regarding the comparative expense levels for these major expense items.

Operating Income
----------------

Operating income increased by 41% to $145.2 million in 1997 from $103.0 million, excluding a nonrecurring pre-tax gain on the sale of a subsidiary of $3.2 million in 1996. The increase is due to controlling operating costs and leveraging incremental sales.

Net Income
----------

Net income increased by 32% to $87.0 million in 1997 from $66.1 million in 1996, excluding the $2.0 million nonrecurring after-tax gain on the sale of a subsidiary. This increase is a result of the higher operating income being partially offset by an increase in interest expense associated with acquisitions and the resumption of a more normal effective income tax rate. The effective tax rate was 37.5% for 1997 compared to 35.3% for 1996. The rate for 1996 was favorably impacted by nonrecurring income tax credits of $2.1 million, or $0.04 per share, recorded in the third quarter of 1996.

Net income per common share increased by 32% to $1.45 in 1997 from $1.10, excluding a nonrecurring after-tax gain of $0.03 per share in 1996. Average shares outstanding decreased to 59.8 million in 1997 from 60.2 million in 1996.

Fiscal Year Ended December 28, 1996, Compared to Fiscal Year Ended December 30, 1995

Net Sales
---------

Net sales increased by 12% to $998.1 million in 1996 from $893.1 million in the prior year. The increase in net sales for both core business segments was due to continued gains in market share, which management believes resulted from the Company's offering of an ongoing stream of innovative and quality new products and a commitment to manufacturing excellence. Office furniture products net sales increased 8% in 1996 to $887.3 million from $818.9 million in 1995. Hearth products net sales increased 49% in 1996 to $110.8 million from $74.2 million in 1995 due in part to the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc.

Gross Profit
------------

Gross profit increased by 19% to $318.6 million in 1996 from $268.4 million in the prior year. The increase in gross profit was primarily attributable to the Company's sales growth in both business segments, which has been driven by unit sales growth as opposed to pricing growth. Gross profit margin increased to 31.9% for 1996 compared to 30.1% for 1995. This increase was a result of the elimination of production inefficiencies associated with two operations closed during 1995 and increased production unit volume, productivity improvements, and effective cost control efforts, partially offset by continued price reductions on selected Company products.

Selling and Administrative Expenses
------------------------------------

Selling and administrative expenses increased by 7% to $215.6 million in 1996 from $201.7 million in the prior year. Selling and administrative expenses as a percentage of net sales decreased to 21.6% in 1996 from 22.6% in 1995. This decrease was a result of continued implementation of the Company's RCI process, which led to more efficient business processes and increased efficiencies associated with higher net sales. These decreases were partially offset by more aggressive marketing programs, greater use of cooperative advertising programs, freight costs escalating at a more rapid rate than product price increases and additional costs of pursuing a proactive acquisition strategy.

Operating Income
----------------

Operating income increased by 54% to $103.0 million (excluding a nonrecurring pre-tax gain on the sale of a subsidiary of $3.2 million) in 1996 from $66.7 million in 1995. The increase was a result of the increase in gross profit and lower selling and administrative expenses as a percentage of net sales.

Net Income
----------

Net income, excluding the $2.0 million nonrecurring after-tax gain on the sale of a subsidiary, increased by 61% to $66.1 million in 1996 from $41.1 million in the prior year. This increase was primarily attributable to increased operating income, lower net interest expense and a lower effective income tax rate. The effective tax rate was 35.3% for 1996 compared to 37.3% for 1995. The rate for 1996 was favorably impacted by non-recurring income tax credits of $2.1 million, or $0.04 per share, recorded in the third quarter of 1996.

Net income per common share increased by 64% to $1.10 (excluding a nonrecurring after-tax gain of $0.03 per share) in 1996 from $0.67 for 1995. The Company's net income per share performance for 1996 benefited from the Company's common stock repurchase program.

The Company closed, consolidated, and sold several operations over the past two years in an effort to concentrate further on its core strengths. In addition, the Company resolved several litigation uncertainties, reduced its work force, addressed several asset realization concerns, and benefited from special tax credits. The net effect of these unusual business events was to reduce annual net income by $3.3 million, or $0.05 per share, in 1996, and $4.8 million, or $0.08 per share, in 1995.

Fiscal Year Ended December 30, 1995, Compared to Fiscal Year Ended December 31, 1994

Net Sales
---------

Net sales increased by 6% to $893.1 million in 1995 from $846.0 million in the prior year. Sales growth in 1995 was impacted by a difficult market environment which resulted in aggressive product pricing and inventory adjustments related to some major customers. Office furniture products net sales increased 6% in 1995 to $818.9 million from $772.3 million in 1994. Hearth products net sales increased by less than 1% in 1995 to $74.2 million from $73.7 million in 1994.

Gross Profit
------------

Gross profit decreased by 2% to $268.4 million in 1995 from $272.6 million in the prior year. The gross profit margin decreased to 30.1% in 1995 from 32.2% in 1994. This decrease in margin was primarily attributable to competitive price decreases, inventory adjustments, and production inefficiencies of two financially marginal operations which were closed or consolidated during the year. These decreases were partially offset by the Company's on-going RCI efforts.

Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses increased by 9% to $201.7 million in 1995 from $185.5 million in the prior year. Selling and administrative expenses as a percentage of net sales increased to 22.6% in 1995 from 21.9% in 1994. These expenses were adversely impacted in 1995 by increased sales support and freight costs, acquisition exploration expenses, temporary business disruption costs resulting from increasing warehouse capacity, increased investment in new product development, and nonrecurring expenses of $7.6 million associated with closing marginal operations and severance payments.


Operating Income
----------------

Operating income decreased by 23% to $66.7 million in 1995 from $87.1 million for 1994. The decrease was a result of lower gross profit and higher selling and administrative expenses.


Net Income
----------

Net income decreased by 24% to $41.1 million in 1995 from $54.4 million in the prior year (excluding a charge for the cumulative effect of an accounting change). This decrease was primarily attributable to reduced operating income.

Net income per common share decreased by 23% to $0.67 in 1995 from $0.87 for 1994. The Company's net income per share performance for 1994 benefited from the Company's common stock repurchase program.


Liquidity and Capital Resources

During 1997, cash from operations was $141.4 million which provided the funds necessary to meet working capital needs, help finance acquisitions, invest in capital improvements, repay long-term debt and pay increased dividends.


Cash Management
---------------

Cash, cash equivalents, and short-term investments totaled $46.3 million compared to $32.7 million at the end of 1996 and $46.9 million at the end of 1995. These funds, coupled with future cash from operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements and internal growth.

Another major element in maintaining a strong balance sheet is managing the investment in receivables and inventories. The Company's success in managing receivables is in large part due to maintaining close communications with its customers and utilizing prudent risk assessment techniques. Inventory levels and turns continue to improve as a function of reducing production cycle times. Trade receivables turns have approximated 10 times for the past several years, including 1997, and inventory turns have been in the 14 to 17 range, with 1997 reaching 18 turns.

The Company also had a cash infusion during the fourth quarter of 1997 from its primary offering of 2,300,000 shares of common stock at an offering price of $26 per share. This transaction netted the Company approximately $56.8 million which was used to finance acquisitions and to repay debt associated with acquisitions.


Capital Expenditure Investments
-------------------------------

Capital expenditures, net of disposals, were $85.5 million in 1997, $44.7 million in 1996 and $53.9 million in 1995. Expenditures in 1997 were principally for machinery, equipment, process improvements, support for new products, production and warehouse capacity, and information technology. Expenditures in 1996 were principally for machinery, equipment, process improvements and tooling for new products. Approximately $11.0 million of the expenditures in 1995 were for facility capacity expansion and improvements, with the remainder invested in more productive machinery, equipment, process improvements and tooling of new products.

Acquisitions
------------

During 1997, the Company completed three office furniture acquisitions; Allsteel Inc. in June, Bevis Custom Furniture, Inc. in November and Panel Concepts, Inc. in December for a combined purchase price of approximately $119.5 million. These acquisitions added new products, product line extensions, manufacturing and distribution capacity, new customers and a quality workforce. In October 1996, the Company acquired Heat-N-Glo Fireplace Products, Inc., a leading hearth products manufacturer, for a purchase price of approximately $79 million. These acquisitions were accounted for under the purchase method of accounting and financed by a combination of cash and long-term debt.


Long-Term Debt
--------------

Long-term debt, including capital lease obligations, was 26% of total capitalization at January 3, 1998 and 24% at December 28, 1996. The Company does not expect future capital resources to be a constraint on planned growth. Significant additional borrowing capacity is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future capital needs.


Cash Dividends
--------------

Cash dividends were $0.28 per common share for 1997, $0.25 for 1996, and $0.24 for 1995. The Board of Directors announced a 14.3% increase in the quarterly dividend, from $0.07 to $0.08 per common share effective with the February 28, 1998, dividend payment. The previous quarterly dividend increase was from $0.06 to $0.07, effective with the December 1, 1996, dividend payment. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 28% of prior year earnings. The Board of Directors also announced a two-for-one stock split in the form of a 100 percent stock dividend to be paid on March 27, 1998, to shareholders of record on March 6, 1998. Shareholders will receive one share of common stock for each share held of record. The Company's last stock split was also a two-for-one 100% stock dividend paid in 1990.


Common Share Repurchases
------------------------

During 1997, the Company repurchased 183,154 shares at a cost of approximately $4.1 million, or an average price of $22.30. As of January 3, 1998, approximately $4.6 million of the Board's last $20.0 million purchase authorization remained unspent. The Company chose to conserve cash and reduce the amount of its repurchases of common stock during 1997 as it pursued an active acquisition strategy. This same stock repurchase posture is expected to be perpetuated in 1998. During 1996, the Company repurchased 1,507,600 shares at a cost of approximately $21.9 million, or an average price of $14.54. During 1995, 734,634 shares were reacquired at a cost of approximately $9.8 million.


Litigation and Uncertainties
----------------------------

The Company is involved in various legal actions arising in the course of business, including certain environmental matters. These uncertainties are referenced in the "Contingencies" note included in the notes to consolidated financial statements.


Year 2000 Issue
---------------

The Company utilizes computer software and related technologies throughout its business that are date sensitive and some will require maintenance, modification or replacement in order to be Year 2000 compliant. An internal study is currently underway to determine the full scope and related costs of this compliance effort so the Company's business systems continue to meet internal and external needs. Based on the assessment effort to date, the Company believes that any required maintenance or modifications costs will be expensed as incurred and will not be material to its business, operations or financial condition. Any replacement software required will be capitalized and amortized over the software's useful life.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     Not required for fiscal year 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

     The Summary of Unaudited Quarterly Results of Operations is presented in the Investor Information section which follows the Notes to the Consolidated Financial Statements filed as part of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------

     HON INDUSTRIES Inc. (the "Company") dismissed Ernst & Young LLP, its independent auditors, effective May 14, 1996.

     In connection with the audits of the two most recent fiscal years, and during the interim period prior to dismissal, there were no disagreements with the former auditors on any matter or accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

     The former auditor's report on the financial statements of the Company for fiscal year 1995 was unqualified.

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

                                   PART III


ITEM 10.  DIRECTORS OF THE REGISTRANT.
--------------------------------------

     The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
---------------------------------------------------------------------------

     The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
------------------------------------------------------------------
FORM 8-K.
---------


     (a)  (1)  Financial Statements.
               ---------------------

               The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1997 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                    Page
                                                                    ----
          Report of Independent Public Accountants.................. 32

          Consolidated Statements of Income for the Years Ended
          January 3, 1998; December 28, 1996; and
          December 30, 1995......................................... 34

          Consolidated Balance Sheets -- January 3, 1998;
          December 28, 1996 and December 30, 1995................... 35

          Consolidated Statements of Shareholders' Equity for the
          Years Ended January 3, 1998; December 28, 1996; and
          December 30, 1995......................................... 36

          Consolidated Statements of Cash Flows for the Years Ended January 3, 1998; December 28, 1996; and
          December 30, 1995......................................... 37

          Notes to Consolidated Financial Statements................ 38

          Investor Information...................................... 52


          (2)  Financial Statement Schedules.
               ------------------------------

               The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

          Schedule II  Valuation and Qualifying Accounts for the
                       Years Ended January 3, 1998; December 28,
                       1996; and December 30, 1995.................. 54

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b)  Reports on Form 8-K.
          --------------------

          The Company filed two Reports on Form 8-K in its fiscal fourth quarter 1997. On October 8, 1997, a Report on Form 8-K was filed reporting the Company had signed a purchase agreement to acquire substantially all of the assets of Bevis Custom Furniture, Inc., a wholly owned subsidiary of Hunt Manufacturing Co. This transaction subsequently closed on November 13, 1997, and was reported with the Company's Quarterly Report on Form 10-Q for the period ended October 4, 1997, filed on November 14, 1997. On October 22, 1997, a Report on Form 8-K was filed reporting the Company's press release announcing its third fiscal quarter consolidated results of operations for the period ended October 4, 1997.

     (c)  Exhibits.
          ---------

          An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on page 55. The following exhibits are filed herewith:

                                                                Page(s) in
       Exhibit                                                  Form 10-K
       -------                                                  ---------

        (10xi)    Stock Purchase Agreement........................  58


       (10xii)    Real Estate Contract............................  64


         (21)     Subsidiaries of the Registrant..................  68


        (23A)     Consent of Independent Public Accountants.......  69


        (23B)     Consent of Independent Auditors.................  70


         (27)     Financial Data Schedule.........................



     (d)  Financial Statement Schedules.
          ------------------------------

          See Item 14(a)(2).

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HON INDUSTRIES Inc.



Date: March 20, 1998                     By  /s/ Jack D. Michaels
                                             ---------------------------------
                                             Jack D. Michaels
                                             Chairman, President and CEO



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


     Signature                      Title                          Date
     ---------                      -----                          ----

/s/ Jack D. Michaels        Chairman, President and CEO,          3/20/98
-----------------------     Principal Executive Officer,
Jack D. Michaels            and Director


/s/ Melvin L. McMains       Controller and Principal              3/20/98
-----------------------     Accounting Officer
Melvin L. McMains


/s/ David C. Stuebe         Vice President and                    3/20/98
-----------------------     Chief Financial Officer
David C. Stuebe


     Signature                      Title                          Date
     ---------                      -----                          ----
/s/ Robert W. Cox           Director                              3/20/98
------------------------
Robert W. Cox


/s/ W. James Farrell        Director                              3/20/98
------------------------
W. James Farrell


/s/ Stanley M. Howe         Director                              3/20/98
------------------------
Stanley M. Howe


/s/ Robert L. Katz          Director                              3/20/98
------------------------
Robert L. Katz


/s/ Celeste C. Michalski    Director                              3/20/98
------------------------
Celeste C. Michalski


/s/ Michael S. Plunkett     Director                              3/20/98
------------------------
Michael S. Plunkett


/s/ Herman J. Schmidt       Director                              3/20/98
------------------------
Herman J. Schmidt


/s/ Richard H. Stanley      Director                              3/20/98
------------------------
Richard H. Stanley


/s/ Lorne R. Waxlax         Director                              3/20/98
------------------------
Lorne R. Waxlax

                                     -31-

                   Report of Independent Public Accountants


Board of Directors and Shareholders
HON INDUSTRIES Inc.


We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of January 3, 1998, and December 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of January 3, 1998, and December 28, 1996, and the results of its operations and its cash flows for each of the two fiscal years then ended, in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP


Chicago, Illinois
February 11, 1998

                        Report of Independent Auditors



Board of Directors and Shareholders
HON INDUSTRIES Inc.


We have audited the accompanying consolidated balance sheet of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HON INDUSTRIES Inc. and subsidiaries as of December 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP


Chicago, Illinois
January 30, 1996

HON INDUSTRIES Inc. and Subsidiaries
Consolidated Statements of Income



For the Years                                     1997            1996           1995
-----------------------------------------------------------------------------------------
Net sales.................................   $1,362,713,000   $998,135,000   $893,119,000
Cost of products sold.....................      933,157,000    679,496,000    624,700,000
-----------------------------------------------------------------------------------------
  Gross Profit............................      429,556,000    318,639,000    268,419,000

Selling and administrative expenses.......      284,397,000    215,646,000    201,691,000
Gain on sale of subsidiary................                -      3,200,000              -
-----------------------------------------------------------------------------------------
  Operating Income........................      145,159,000    106,193,000     66,728,000
-----------------------------------------------------------------------------------------
Interest income...........................        2,148,000      3,247,000      2,358,000
Interest expense..........................        8,179,000      4,173,000      3,569,000
-----------------------------------------------------------------------------------------
  Income Before Income Taxes..............      139,128,000    105,267,000     65,517,000

Income taxes..............................       52,173,000     37,173,000     24,419,000
-----------------------------------------------------------------------------------------
  Net Income..............................   $   86,955,000   $ 68,094,000   $ 41,098,000
=========================================================================================
  Net Income Per Common Share.............            $1.45          $1.13          $ .67
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


           =====================================================================
                               NOTE TO THE READER

            The U.S. Securities and Exchange Commission requires all related financial data to be retroactively restated to reflect a stock split that occurs subsequent to the closing of the latest fiscal year being reported on but before the Report is published to shareholders. Therefore, all appropriate common share and per common share financial data in this Report has been retroactively restated for all periods reported to reflect the March 1998, two-for-one stock split in the form of a 100% stock dividend "as if" it had occurred on January 3, 1998, the end of the Company's 1997 fiscal year.
           =====================================================================

HON INDUSTRIES Inc. and Subsidiaries
Consolidated Balance Sheets

As of Year-End                                                1997           1996           1995
----------------------------------------------------------------------------------------------------

Assets

----------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents..............................  $ 46,080,000   $ 31,196,000   $ 32,231,000
 Short-term investments.................................       260,000      1,502,000     14,694,000
 Receivables............................................   158,408,000    109,095,000     88,178,000
 Inventories............................................    60,182,000     43,550,000     36,601,000
 Deferred income taxes..................................    14,391,000      9,046,000     14,180,000
 Prepaid expenses and other current assets..............    15,829,000     11,138,000      8,299,000
----------------------------------------------------------------------------------------------------

  Total Current Assets..................................   295,150,000    205,527,000    194,183,000
Property, Plant, and Equipment..........................   341,030,000    234,616,000    210,033,000
Goodwill................................................    98,720,000     51,213,000        908,000
Other Assets............................................    19,773,000     22,158,000      4,394,000

----------------------------------------------------------------------------------------------------

  Total Assets..........................................  $754,673,000   $513,514,000   $409,518,000
====================================================================================================

Liabilities and Shareholders' Equity

----------------------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable and accrued expenses..................  $183,738,000   $127,910,000   $117,273,000
 Income taxes...........................................     8,133,000      2,574,000      5,361,000
 Note payable and current maturities of long-term debt..     2,545,000     16,244,000      3,811,000
 Current maturities of other long-term obligations......     6,343,000      5,825,000      2,470,000

----------------------------------------------------------------------------------------------------

  Total Current Liabilities.............................  $200,759,000   $152,553,000   $128,915,000

Long-Term Debt..........................................   123,487,000     71,285,000     34,881,000
Capital Lease Obligations...............................    11,024,000      6,320,000      7,700,000
Other Long-Term Liabilities.............................    18,601,000     20,183,000     11,030,000
Deferred Income Taxes...................................    19,140,000     10,726,000     10,757,000
Minority Interest in Subsidiary.........................             -         50,000              -
Commitments and Contingencies...........................
Shareholders' Equity
 Common stock...........................................    61,659,000     29,713,000     30,394,000
 Paid-in capital........................................    55,906,000        360,000        550,000
 Retained earnings......................................   265,203,000    227,365,000    193,505,000
 Receivable from HON Members Company Ownership Plan.....    (1,099,000)    (5,041,000)    (8,214,000)
 Equity adjustment from foreign currency translation....        (7,000)             -              -

----------------------------------------------------------------------------------------------------

  Total Shareholders' Equity............................   381,662,000    252,397,000    216,235,000

----------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity............  $754,673,000   $513,514,000   $409,518,000

====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity


For the Years                                                     1997           1996            1995
----------------------------------------------------------------------------------------------------------
Common Stock
 Balance, beginning of year.................................  $ 29,713,000   $ 30,394,000    $ 30,675,000
 Stock split effected in the form of a 100% stock dividend..    30,830,000              -               -
 Purchase of shares.........................................       (92,000)      (754,000)       (367,000)
 Shares issued through public stock offering................     1,150,000              -               -
 Shares issued under Members Stock Purchase Plan
   and stock awards.........................................        58,000         73,000          86,000
----------------------------------------------------------------------------------------------------------
   Balance, end of year.....................................  $ 61,659,000   $ 29,713,000    $ 30,394,000
----------------------------------------------------------------------------------------------------------
Paid-In Capital
 Balance, beginning of year.................................  $    360,000   $    550,000    $    434,000
 Purchase of shares.........................................    (2,441,000)    (1,896,000)     (1,725,000)
 Shares issued through public stock offering................    55,616,000              -               -
 Shares issued under Members Stock Purchase Plan
   and stock awards.........................................     2,371,000      1,706,000       1,841,000
----------------------------------------------------------------------------------------------------------
   Balance, end of year.....................................  $ 55,906,000   $    360,000    $    550,000
----------------------------------------------------------------------------------------------------------
Retained Earnings
 Balance, beginning of year.................................  $227,365,000   $193,505,000    $174,642,000
 Stock split effected in the form of a 100% stock dividend..   (30,830,000)             -               -
 Net income.................................................    86,955,000     68,094,000      41,098,000
 Purchase of shares.........................................    (1,551,000)   (19,264,000)     (7,699,000)
 Dividends paid.............................................   (16,736,000)   (14,970,000)    (14,536,000)
----------------------------------------------------------------------------------------------------------
   Balance, end of year.....................................  $265,203,000   $227,365,000    $193,505,000
----------------------------------------------------------------------------------------------------------
Receivable from HON Members Company Ownership Plan
 Balance, beginning of year.................................  $ (5,041,000)  $ (8,214,000)   $(11,111,000)
 Principal repaid by HON Members Company
   Ownership Plan...........................................     3,942,000      3,173,000       2,897,000
----------------------------------------------------------------------------------------------------------
   Balance, end of year.....................................  $ (1,099,000)  $ (5,041,000)   $ (8,214,000)
----------------------------------------------------------------------------------------------------------
Equity Adjustment from Foreign Currency Translation
 Balance, beginning of year.................................  $          -   $          -    $          -
 Translation adjustment.....................................        (7,000)             -               -
----------------------------------------------------------------------------------------------------------
   Balance, end of year                                       $     (7,000)  $          -    $          -
----------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Balance, end of year.....................................  $381,662,000   $252,397,000    $216,235,000
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries
Consolidated Statements of Cash Flows


For the Years                                                       1997           1996           1995
----------------------------------------------------------------------------------------------------------
Net Cash Flows From (To) Operating Activities:

   Net income..................................................$  86,955,000   $ 68,094,000   $ 41,098,000
   Noncash items included in net income:
     Depreciation and amortization.............................   35,610,000     25,252,000     21,416,000
     Gain on sale of subsidiary, net of tax....................            -     (2,016,000)             -
     Other postretirement and postemployment benefits..........    1,397,000      1,398,000      2,273,000
     Deferred income taxes.....................................    7,128,000      5,103,000     (3,952,000)
     Cumulative effect of accounting changes...................            -              -              -
     Other-net.................................................      (35,000)       252,000      1,185,000
   Changes in working capital, excluding acquisition and
     disposition:
     Receivables...............................................  (15,169,000)    (5,085,000)     6,091,000
     Inventories...............................................    3,134,000        184,000      6,658,000
     Prepaid expenses and other current assets.................   (1,574,000)    (2,613,000)       676,000
     Accounts payable and accrued expenses.....................   16,789,000        998,000     17,009,000
     Accrued facilities closing and reorganization expenses....     (256,000)    (1,147,000)       366,000
     Income taxes..............................................    6,881,000     (3,971,000)       412,000
   Increase in other liabilities...............................      525,000      6,860,000       (216,000)
----------------------------------------------------------------------------------------------------------
       Net cash flows from (to) operating activities...........  141,385,000     93,309,000     93,016,000
----------------------------------------------------------------------------------------------------------

Net Cash Flows From (To) Investing Activities:
   Capital expenditures-net....................................  (85,491,000)   (44,684,000)   (53,879,000)
   Acquisition spending, net of cash acquired.................. (121,424,000)   (79,136,000)             -
   Net proceeds from sale of subsidiary........................            -      7,336,000              -
   Principal repaid by HON Members Company
     Ownership Plan............................................    3,942,000      3,173,000      2,897,000
   Short-term investments-net..................................      442,000     12,392,000    (11,611,000)
   Other-net...................................................    1,792,000       (976,000)      (205,000)
----------------------------------------------------------------------------------------------------------
       Net cash flows from (to) investing activities........... (200,739,000)  (101,895,000)   (62,798,000)
----------------------------------------------------------------------------------------------------------

Net Cash Flows From (To) Financing Activities:
   Purchase of HON INDUSTRIES common stock.....................   (4,085,000)  (21,912,000)     (9,791,000)
   Net proceeds from public offering of
     HON INDUSTRIES common stock...............................   56,766,000             -               -
   Proceeds from long-term debt................................  100,238,000    51,072,000         104,000
   Payments of note and long-term debt.........................  (64,374,000)   (8,416,000)     (3,350,000)
   Proceeds from sale of HON INDUSTRIES
     common stock to members...................................    2,429,000     1,777,000       1,927,000
   Dividends paid..............................................  (16,736,000)  (14,970,000)    (14,536,000)
----------------------------------------------------------------------------------------------------------
     Net cash flows from (to) financing activities.............   74,238,000     7,551,000     (25,646,000)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...........   14,884,000    (1,035,000)      4,572,000
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year.................   31,196,000    32,231,000      27,659,000
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year.......................  $46,080,000   $31,196,000     $32,231,000
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest..................................................  $ 8,404,000   $ 3,334,000     $ 3,401,000
     Income taxes..............................................  $38,246,000   $36,318,000     $27,560,000
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Nature of Operations

HON INDUSTRIES Inc. and subsidiaries (the Company) are a national manufacturer and marketer of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the "Business Segment Information" note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales.
Hearth products include wood- and gas-burning factory-built fireplaces, fireplace inserts, gas logs, and stoves. These products are sold through a national system of dealers, wholesalers, and large regional contractors. The Company's products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, it is not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End
-----------------------------------------------

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 1997 ended on January 3, 1998; 1996 ended on December 28, 1996; and 1995 ended on December 30, 1995. The financial statements for fiscal year 1997 are based on a 53-week period, fiscal years 1996 and 1995 are on a 52-week basis.

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

Receivables
-----------

Accounts receivable are presented net of an allowance for doubtful accounts of $3,277,000; $1,830,000; and $1,867,000 for 1997, 1996, and 1995, respectively.

Inventories
-----------

Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10-20 years; buildings, 10-40 years; and machinery and equipment, 3-12 years. The Company capitalized interest costs of $22,000; $95,000; and $256,000 in 1997, 1996, and 1995, respectively.

Goodwill and Patents
--------------------

Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis predominantly over 30 years. Patents are being amortized on a straight-line basis over their estimated useful lives which range from 7 to 16 years. Patents are reported by the Company as "Other Assets."

The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, the Company believes no material impairment of these intangible assets exists at January 3, 1998.

                                    1997     1996      1995
                                 ---------------------------
                                        (In thousands)
Goodwill.......................  $100,667   $52,051   $2,865
Patents........................    16,450    16,060        -
Less accumulated amortization..     3,781       838    1,957
                                 ---------------------------
                                 $113,336   $67,273   $  908
                                 ===========================

Product Development Costs
-------------------------

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $15,371,000 in 1997, $10,423,000 in 1996, and $11,591,000 in 1995.

Stock-Based Compensation
------------------------

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards
------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," as of January 3, 1998, year-end 1997; and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. Their adoption had no material effect on financial condition or results of operations.

Reclassifications
-----------------

Certain prior year information has been reclassified to conform to the current year presentation.

Business Combinations

The Company completed three office furniture business acquisitions during fiscal year 1997: Allsteel Inc. (June 17); Bevis Custom Furniture, Inc. (November 13); and Panel Concepts, Inc. (December 1). Each of the transactions were accounted for under the purchase method of accounting and all were financed by a combination of cash and long-term debt.

Allsteel Inc. was a stock purchase acquired from ACI America Holdings Inc., a subsidiary of BTR plc. It manufactures and markets a line of quality mid-priced office furniture with manufacturing and distribution facilities in Jackson and Milan, Tennessee; Verona, Mississippi; and West Hazelton, Pennsylvania. Bevis was an asset purchase acquired from Hunt Manufacturing Co. It manufactures and markets a line of affordably priced office furniture with a manufacturing operation located in Florence, Alabama. Allsteel and Bevis operate as part of the Company's division, The HON Company. Panel Concepts was a stock purchase acquired from Standard Pacific Corp. It manufactures and markets innovative panel-based office systems with a manufacturing plant located in Santa Ana, California. Panel Concepts operates as part of the Company's subsidiary, BPI Inc.

The purchase price and allocation for each acquisition is shown below. The purchase price of each transaction is not yet finalized and is subject to further asset valuation and liability assessment.


                                             Allsteel    Bevis    Panel Concepts
                                             -----------------------------------
                                                     (In thousands)
Purchase Price                                $66,000   $45,100       $8,379

Preliminary Allocation of Purchase Price:

  Working capital, other than cash.........   $27,819   $ 3,347       $1,516
  Property, plant, and equipment...........    38,378     8,284          625
  Goodwill.................................     6,104    33,469        5,518
  Other intangible assets..................         -         -          720
  Other liabilities........................     6,301         -            -

In October 1996, the Company acquired Heat-N-Glo Fireplace Products, Inc., located in Savage, Minnesota, for a combination of cash and debt, totaling approximately $79 million. The transaction was accounted for under the purchase method. The Company merged Heat-N-Glo into Heatilator Inc. which changed its name to Hearth Technologies Inc. Both Heatilator and Heat-N-Glo are engaged in the manufacture and marketing of quality hearth products and operate as divisions of Hearth Technologies Inc. Assuming this transaction had occurred as of the beginning of fiscal year 1995, the Company's pro forma consolidated net sales would have been approximately $1.07 billion and $971.6 million in 1996 and 1995, respectively.

Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc., Allsteel Inc., Bevis Custom Furniture, Inc., and Panel Concepts, Inc. had occurred on December 31, 1995, the beginning of the Company's 1996 fiscal year, instead of the actual dates reported above, the Company's pro forma consolidated net sales would have been approximately $1.5 billion and $1.3 billion for 1997 and 1996, respectively. Pro forma consolidated net income and net income per share for 1997 and 1996 would not have been materially different than the reported amounts.

Business Disposition

On January 24, 1996, the Company sold the outstanding stock of Ring King Visibles, Inc., a wholly owned subsidiary, for $8.0 million in cash and the forgiveness of intercompany receivables of approximately $2.0 million. The sale resulted in an approximate $3.2 million pretax gain for the Company (an after-tax gain of $2.0 million, or $0.03 per share) which was recorded in the first quarter of fiscal year 1996.


Inventories


                                    1997       1996       1995
                                 ------------------------------
                                          (In thousands)

Finished products..............  $ 26,352   $ 20,303   $ 15,339
Materials and work in process..    48,186     36,184     35,188
LIFO allowance.................   (14,356)   (12,937)   (13,926)
                                 ------------------------------
                                 $ 60,182   $ 43,550   $ 36,601
                                 ==============================

Property, Plant, and Equipment

                                                  1997      1996      1995
                                               ----------------------------
                                                       (In thousands)
Land and land improvements.................    $ 10,059  $  9,114  $  9,701
Buildings..................................     111,387    92,509    95,310
Machinery and equipment....................     333,216   231,780   208,707
Construction and equipment
  installation in progress.................      60,832    42,507    30,036
                                               ----------------------------
                                                515,494   375,910   343,754
Less allowances for depreciation...........     174,464   141,294   133,721
                                               ----------------------------
                                               $341,030  $234,616  $210,033
                                               ============================

Accounts Payable and Accrued Expenses

                                                  1997      1996      1995
                                               ----------------------------
                                                       (In thousands)
Trade accounts payable.................        $ 76,623  $ 44,762  $ 47,617
Compensation...........................           6,339     6,331     4,855
Profit sharing and retirement expense..          15,013    11,736    11,490
Vacation pay...........................          10,879     8,064     8,492
Marketing expenses.....................          38,096    36,550    23,930
Workers' compensation, general, and
  product liability expenses...........           5,201     3,787     4,032
Other accrued expenses.................          31,587    16,680    16,857
                                               ----------------------------
                                               $183,738  $127,910  $117,273
                                               ============================

Long-Term Debt

                                                  1997      1996      1995
                                               ----------------------------
                                                       (In thousands)
Industrial development revenue
  bonds, various issues, payable
  through 2013 with interest
 at 4.50-8.50% per annum............           $ 23,549  $ 24,063  $ 24,542

Note payable to bank, term loan
  payable in 2001 with interest
  at 7.11% per annum.................                 -    27,200         -

Note payable to bank, revolving
  credit agreement with interest
  at a variable rate (5.90-6.09% at
  year-end 1997)*....................            80,000         -         -

Note payable to bank, with
  interest at a variable rate........                 -         -     7,750

Convertible debenture payable to
  individuals, due in 1999 with
  interest at 7.0% per annum.........            12,000    12,000         -

Other notes and amounts.............              7,938     8,022     2,589
                                               ----------------------------
                                               $123,487  $ 71,285  $ 34,881
                                               ============================

* The revolving bank credit agreement is payable in the year 2002 with a maximum borrowing limit of $200,000,000.

Aggregate maturities of long-term debt are as follows (in thousands):



          1998........  $    608
          1999........    12,631
          2000........     3,315
          2001........     3,234
          2002........       719
          Thereafter..   103,588

The note and convertible debenture payable to individuals are payable to the former owners of a business acquired by the Company in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. The convertible debenture is convertible into shares of common stock of Hearth Technologies Inc., a subsidiary of the Company, representing 10% of the current issued and outstanding stock of Hearth Technologies Inc.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The fair value of the Company's outstanding long-term debt obligations at year-end 1997 approximates the recorded aggregate amount.

Property, plant, and equipment, with net carrying values of approximately $36,789,000 at the end of 1997, are mortgaged.

Selling and Administrative Expenses


                                                1997      1996      1995
                                              ----------------------------
                                                      (In thousands)
Freight expense to customer.................  $ 73,261  $ 51,662  $ 40,478
Amortization of intangible assets...........     2,943       838       339
Product development costs...................    15,371    10,423    11,591
General selling and administrative expense..   192,822   152,723   149,283
                                              ----------------------------
                                              $284,397  $215,646  $201,691
                                              ============================

Income Taxes

Significant components of the provision for income taxes are as follows:


                                                1997      1996      1995
                                              ----------------------------
                                                      (In thousands)
Current:
 Federal....................................  $38,989   $27,958   $25,360
 State......................................    4,695     3,932     3,011
                                              ----------------------------
                                               43,684    31,890    28,371
Deferred....................................    8,489     5,283    (3,952)
                                              ----------------------------
                                              $52,173   $37,173   $24,419
                                              ============================

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                 1997        1996        1995
                                               ---------------------------------
Federal statutory tax rate................      35.0%       35.0%       35.0%
State taxes, net of federal
  tax effect..............................       2.6         2.7         2.6
Federal and state tax credits.............       (.2)       (2.2)          -
Other, net................................        .1         (.2)        (.3)
                                               ---------------------------------
Effective tax rate                              37.5%       35.3%       37.3%
                                               =================================

The Company recognized one-time federal and state research and development and new jobs tax credits totaling $2.1 million, or $0.04 per share, in 1996 related to prior tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 1997        1996        1995
                                              ----------------------------------
                                                         (In thousands)
Net long-term deferred tax liabilities:
  Tax over book depreciation..............    $(25,743)   $(17,584)   $(16,358)
  OPEB obligations........................       3,920       2,947       2,048
  Other - net.............................       2,683       3,911       3,553
                                              ----------------------------------
  Total net long-term deferred
    tax liabilities...............             (19,140)    (10,726)    (10,757)
                                              ----------------------------------
Net current deferred tax assets:
  Workers' compensation, general,
    and product liability accruals........       2,054       1,548       1,670
  Vacation accrual........................         892       1,855       3,167
  Inventory obsolescence reserve..........       2,631         580         711
  Other - net.............................       8,814       5,063       8,632
                                              ----------------------------------
    Total net current deferred tax
      assets..............................      14,391       9,046      14,180
                                              ----------------------------------
    Net deferred tax (liabilities)
      assets..............................    $ (4,749)   $ (1,680)   $  3,423
                                              ==================================


Shareholders' Equity and Earnings Per Share
                                                 1997         1996         1995
                                           ---------------------------------------
Common Stock, $1 Par Value
  Authorized..............................   100,000,000  100,000,000  100,000,000
  Issued and outstanding..................    61,659,316   59,426,530   60,788,674
Preferred Stock
  Authorized..............................     1,000,000    1,000,000    1,000,000
  Issued and outstanding..................             -            -            -

The Company purchased 183,154; 1,507,600; and 734,634 shares of its common stock during 1997, 1996, and 1995, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital with the excess charged to Retained Earnings.

The Company filed a Registration Statement with the Securities and Exchange Commission in September 1997 for a primary offering of 2,000,000 shares of its common stock which was combined with a secondary offering of 4,790,000 shares of Company stock by Bandag, Incorporated, a major shareholder. The combined public offering was priced at $26.00 per share on October 23, 1997, and closed on October 29, 1997. The Company granted the underwriters an option to purchase 1,018,500 additional shares at the same price to cover over-allotments, if any, of which 300,000 shares were subsequently purchased. The Company's net proceeds from the sale of its 2,300,000 shares were used to finance acquisitions and to repay debt associated with acquisitions.

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors which was approved by shareholders at the May 1997 Annual Shareholders Meeting. This plan permits the Company to issue to its non-employee directors: options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 1997, 5,400 shares of Company common stock were issued under the plan.

Cash dividends declared and paid per share for each year are:

[CAPTION]

                                        1997            1996            1995
                                      ----------------------------------------
Common shares....................       $.28            $.25            $.24


Net income per common share is based on the weighted average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares. The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," as of January 3, 1998, which is the end of its 1997 fiscal year. The effect of adoption was immaterial.

Pursuant to the 1994 Members' Stock Purchase Plan, 1,000,000 shares of the Company's common stock were registered for issuance to participating members. Members, who have one year of employment eligibility and work a minimum of 20 hours per week, have rights to purchase stock on a quarterly basis. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 4,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 520,568 shares were available for issuance under the plan at January 3, 1998. The effect of the application of adopting Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," was not material to the Company. Shares of common stock were issued in 1997, 1996, and 1995 pursuant to a members' stock purchase plan as follows:

[CAPTION]

                                        1997            1996            1995
                                      ----------------------------------------
Shares issued....................     84,552         122,740         172,098
Average price per share..........     $20.77          $12.45          $11.20


The Company granted restricted stock awards aggregating 151,000 shares of common stock to certain officers as a recruiting incentive to join the Company. The officers were entitled to dividends and had voting rights on all shares awarded. Unearned compensation, representing the fair market value of the shares at the date of grant, was charged to income over the vesting period. Approximately, $37,000 were charged to income as a result of the awards for the year 1995. All of the awarded shares were vested as of year-end 1995.

Pursuant to the Company's Shareholder Rights Plan, each share of common stock carries with it one Right. Each Right entitles a shareholder to buy one four-hundredth of a share of a new series of preferred stock at an exercise price of $75.00. Each one four-hundredth of a share of the new preferred stock has terms designed to make it the economic equivalent of one share of common stock. Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the then current exercise price of the Right, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right.

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


Stock Options

The Company's 1995 Stock-Based Compensation Plan, approved by the shareholders in March 1994, and the Restated Plan, as amended and approved in March 1997, provides for the issuance to key executives shares of Company Common Stock in the form of non-statutory stock options. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the Plan. Grant prices are determined by the Committee and are established as the fair market value of the Common Stock at the date of grant. Options are subject to four-year cliff vesting and are exercisable in part or in full by the executive within ten years from date of grant. Shares may be exercised by written notice to the Company and the method of payment may be by cash, delivery of previously owned whole shares of Common Stock held for a period of at least six months, authorization to withhold whole shares of Common Stock equal to the aggregate price due at exercise date, cash payment by a broker-dealer acceptable to the Company, or any combination of the first three methods of payment.

The Company accounts for executive stock options issued under this Plan using Accounting Principles Board Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. The Company has elected the disclosure requirements of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

If compensation costs had been determined based on the fair value at the grant dates for awards under this Plan, consistent with SFAS 123, the impact on net earnings and earnings per share would be less than one cent per share. The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.65% for all years; expected Common Stock volatility of 15.47%; risk-free interest rate of 6.69%; and expected life of 10 years for the options.

A summary of the status of the Company's fixed stock option plan as of January 3, 1998, and changes during the year is presented below:

                                                             Weighted-Average
          Fixed Options                       Shares          Exercise Price
         ---------------                     --------       ------------------
Outstanding at beginning of year.......             -                  -
Granted................................       156,000             $24.74
Exercised..............................             -                  -
Forfeited..............................             -                  -
                                              -------
Outstanding at end of year.............       156,000
                                              =======
Options exercisable at year-end........             -
Weighted-average fair value of
  options granted during the year......        $11.85


The following table summarizes information about fixed stock options outstanding at January 3, 1998:

                        Options Outstanding                           Options Exercisable
-------------------------------------------------------------------   -------------------
                                Weighted-Average                      Number Exercisable
     Range of        Number        Remaining       Weighted-Average           at
  Exercise Prices  Outstanding  Contractual Life    Exercise Price     January 3, 1998
-----------------  -----------  ----------------   ----------------   -------------------
$24.50 to $28.25     156,000       9.5 years            $24.74                -0-


Retirement Benefits

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $14,558,000; $11,118,000; and $10,955,000 in 1997, 1996, and 1995, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $93,000; $146,000; and $256,000 for 1997, 1996, and 1995, respectively. The actuarial present value of benefit obligations, less related plan assets at fair value, is not significant.

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

                                           1997         1996         1995
                                         ----------------------------------
                                         (In thousands, except share data)
Company contribution to ESOP...........  $  3,735     $  3,348     $  3,302
Dividend income of ESOP................       487          446          436
Company interest expense on ESOP
 loan..................................         -          555          749
Shares of common stock allocated to
 ESOP participant accounts.............   351,574      305,466      299,498
Shares held in suspense (unallocated)
 by ESOP as of year-end................    96,304      447,878      753,344
Fair value of shares held in suspense
 by ESOP as of year-end................  $  2,757     $  7,264     $  8,758
Closing market price of common stock
 as of year-end........................  $  28.63     $  16.22     $  11.63


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

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

                                            1997       1996       1995
--------------------------------------------------------------------------
                                                    (In thousands)
Accumulated postretirement benefit
 obligation (APBO):
 Retirees.................................  $  8,381   $  6,535   $  8,138
 Fully eligible active plan participants..     3,258      3,916      5,612
 Other active plan participants...........     3,770      4,808      7,809
Unrecognized net (loss)/gain..............     6,586      6,919       (933)
Unrecognized prior service cost...........    (2,630)    (2,776)    (2,922)
Unrecognized transition obligation........   (10,788)   (11,501)   (12,214)
                                            --------   --------   --------
Accrued postretirement benefit cost         $  8,577   $  7,901   $  5,490
                                            ========   ========   ========

Net periodic postretirement benefits costs include:

Service cost..............................  $    480   $    810   $    685
Interest cost.............................     1,115      1,629      1,344
Amortization of transition obligation
 over 20 years............................       713        713        718
Amortization of prior service cost........       146        146          -
Amortization of (gains) and losses........      (922)         -          -
                                            --------   --------   --------
Net periodic postretirement
 benefits cost............................  $  1,532   $  3,298   $  2,747
                                            ========   ========   ========

The discount rates at fiscal year-end 1997, 1996, and 1995 were 7.0%, 7.5%, and 7.75%, respectively. The pre-65 1998 gross trend rates begin at 10% for the medical and prescription drug coverages and grade down to 5% in 2006 and remain at this level for all future years. The post-64 gross trend rates begin at 8% for the medical coverage and decrease until the maximum Company subsidy (cap) is reached in 2003. For the prescription drug coverage, the 1998 gross trend rates begin at 10% and decrease until the cap is reached in 2003. If the health care cost trend rates were increased by 1.0% for each year, the accumulated postretirement benefit obligation as of January 3, 1998, would increase by $948,670; and the sum of the service and interest cost components of the net periodic postretirement benefit cost for fiscal year 1997 would increase by $135,540. The Company's postretirement health care plans are not funded.

Leases

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1997 are as follows:

                                    Capitalized  Operating
                                     Leases       Leases
                                    ----------------------
                                         (In thousands)
1998............................... $ 2,871        $10,414
1999...............................   3,757          8,587
2000...............................   3,757          6,308
2001...............................   2,851          4,631
2002...............................   1,511          3,043
Thereafter.........................   1,858          3,011
                                    -------        -------
Total minimum lease payments.......  16,605        $35,994
                                                   =======
Less amount representing interest..   3,644
                                    -------
Present value of net minimum
 lease payments, including current
 maturities of $1,937,000.......... $12,961
                                    =======

Property, plant, and equipment at year-end include the following amounts for capitalized leases:


                                 1997      1996       1995
                               -----------------------------
                                      (In thousands)
Buildings....................  $ 3,299    $ 3,299    $ 3,299
Machinery and equipment......   15,805      8,419      8,419
                               -----------------------------
                                19,104     11,718     11,718
Less allowances for
 depreciation................    6,139      4,854      3,569
                               -----------------------------
                               $12,965    $ 6,864    $ 8,149
                               =============================

Rent expense for the years 1997, 1996, and 1995 amounted to approximately $7,555,000; $6,788,000; and $7,439,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $578,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $581,000; $353,000; and $608,000 for the years 1997, 1996, and 1995, respectively.

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. Although management cannot predict the ultimate outcome of these matters with certainty, it believes, after taking into consideration evaluations of such actions by legal counsel, that the outcome of these matters will not have a material effect on the financial position or results of operations of the Company.

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

The Company's two business segments are somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 1997, 58.2% of the Company's consolidated net sales of office furniture were generated in the third and fourth quarters and 53.5% of consolidated net sales of hearth products (pro forma to reflect the Heat-N-Glo acquisition) were generated in the third and fourth quarters.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, and corporate office real estate and related equipment. The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective January 4, 1998, the beginning of fiscal year 1998.

Reportable segment data reconciled to the consolidated financial statements for the years ended 1997, 1996, and 1995 is as follows:

                                               1997          1996        1995
                                             -----------------------------------
                                                         (In thousands)
Net sales
Office furniture.........................    $1,158,228    $887,299    $818,907
Hearth products..........................       204,485     110,836      74,212
                                             -----------------------------------
                                             $1,362,713    $998,135    $893,119
                                             ===================================
Operating profit:
Office furniture.........................    $  139,710    $106,824    $ 79,085
Hearth products..........................        24,817      14,155       6,395
                                             -----------------------------------
Total operating profit...................       164,527     120,979      85,480
Unallocated corporate expenses...........       (25,399)    (15,712)    (19,963)
                                             -----------------------------------
Income before income taxes...............    $  139,128    $105,267    $ 65,517
                                             ===================================
Identifiable assets:
Office furniture.........................    $  551,120    $330,575    $308,783
Hearth products..........................       128,361     122,037      25,811
General corporate........................        75,192      60,902      74,924
                                             -----------------------------------
                                             $  754,673    $513,514    $409,518
                                             ===================================
Depreciation and amortization expense:
Office furniture.........................    $   27,633    $ 21,140    $ 18,328
Hearth products..........................         6,590       2,813       1,424
General corporate........................         1,387       1,299       1,664
                                             -----------------------------------
                                             $   35,610    $ 25,252    $ 21,416
                                             ===================================
Capital expenditures, net:
Office furniture.........................    $   73,659    $ 41,186    $ 50,816
Hearth products..........................        13,055       4,060       2,857
General corporate........................        (1,223)       (562)        206
                                             -----------------------------------
                                             $   85,491    $ 44,684    $ 53,879
                                             ===================================

One office furniture customer accounted for approximately 12%, 12%, and 13% of consolidated net sales in 1997, 1996, and 1995, respectively.

Summary of Unaudited Quarterly Results of Operations

The following table presents certain unaudited quarterly financial information for each of the past twelve quarters. In the opinion of the Company's management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.


                                         First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
--------------------------------------------------------------------------------
                                         (In thousands, except per share data)
Year-End 1997: (a)
 Net sales............................   $282,859  $296,567  $391,348  $391,939
 Cost of products sold................    194,194   200,969   268,147   269,847
                                         --------  --------  --------  --------
Gross profit..........................     88,665    95,598   123,201   122,092
Selling and administrative expenses...     60,453    64,303    80,641    79,000
                                         --------  --------  --------  --------
Operating income......................     28,212    31,295    42,560    43,092
Interest income (expense)(net)........     (1,142)   (1,141)   (2,209)   (1,539)
                                         --------  --------  --------  --------
 Income before income taxes...........     27,070    30,154    40,351    41,553
 Income taxes.........................     10,152    11,307    15,132    15,582
                                         --------  --------  --------  --------
 Net income...........................     16,918    18,847    25,219    25,971
                                         ========  ========  ========  ========
 Net income per common share..........        .28       .32       .43       .42
 Weighted average common
    shares outstanding................     59,400    59,384    59,356    61,011

 As a Percentage of Net Sales
 ----------------------------
 Net sales............................      100.0%    100.0%    100.0%    100.0%
 Gross profit.........................       31.3      32.2      31.5      31.2
 Selling and administrative expenses..       21.4      21.7      20.6      20.2
 Operating income.....................       10.0      10.6      10.9      11.0
 Income taxes.........................        3.6       3.8       3.9       4.0
 Net income...........................        6.0       6.4       6.4       6.6

Year-End 1996: (b)
 Net sales............................   $233,477  $219,260  $255,254  $290,144
 Cost of products sold................    160,006   150,227   176,403   192,860
                                         --------  --------  --------  --------
 Gross profit.........................     73,471    69,033    78,851    97,284
 Selling and administrative expenses..     49,846    49,507    53,605    62,688
 Gain on sale of subsidiary...........      3,200         -         -         -
                                         --------  --------  --------  --------
 Operating income.....................     26,825    19,526    25,246    34,596
 Interest income (expense)(net).......       (119)       (8)       91      (890)
                                         --------  --------  --------  --------
 Income before income taxes...........     26,706    19,518    25,337    33,706
 Income taxes.........................      9,881     7,222     7,430    12,640
                                         --------  --------  --------  --------
 Net income...........................     16,825    12,296    17,907    21,066
                                         ========  ========  ========  ========
 Net income per common share..........        .28       .20       .30       .35
 Weighted average common
    shares outstanding................     60,690    60,340    60,126    59,758

 As a Percentage of Net Sales
 ----------------------------
 Net sales............................      100.0%    100.0%    100.0%    100.0%
 Gross profit.........................       31.5      31.5      30.9      33.5
 Selling and administrative expenses..       21.3      22.6      21.0      21.6
 Operating income.....................       11.5       8.9       9.9      11.9
 Income taxes.........................        4.2       3.3       2.9       4.4
 Net income...........................        7.2       5.6       7.0       7.3


Year-End 1995: (c)
 Net sales............................   $216,498  $206,604  $228,195  $241,822
 Cost of products sold................    147,556   146,246   160,319   170,579
                                         --------  --------  --------  --------
 Gross profit.........................     68,942    60,358    67,876    71,243
 Selling and administrative expenses..     48,565    47,688    48,084    57,354
                                         --------  --------  --------  --------
 Operating income.....................     20,377    12,670    19,792    13,889
 Interest income (expense)(net).......       (258)     (304)     (344)     (305)
                                         --------  --------  --------  --------
 Income before income taxes...........     20,119    12,366    19,448    13,584
 Income taxes.........................      7,544     4,638     7,209     5,028
                                         --------  --------  --------  --------
 Net income...........................     12,575     7,728    12,239     8,556
                                         ========  ========  ========  ========
 Net income per common share..........        .21       .12       .20       .14
 Weighted average common
    shares outstanding................     61,288    61,085    60,833    60,759

 As a Percentage of Net Sales
 ----------------------------
 Net sales............................      100.0%    100.0%    100.0%    100.0%
 Gross profit.........................       31.8      29.2      29.7      29.5
 Selling and administrative expenses..       22.4      23.1      21.1      23.7
 Operating income.....................        9.4       6.1       8.7       5.7
 Income taxes.........................        3.5       2.2       3.2       2.1
 Net income...........................        5.8       3.7       5.4       3.5

(a) Third quarter 1997 represents 14 weeks of business activity compared to 13 weeks for the same quarter in 1996 and 1995. In addition, the quarter includes the first quarterly results of the Allsteel Inc. acquisition acquired June 17, 1997. Fiscal year 1997 similarly represents 53 weeks compared to 52 weeks in 1996 and 1995. Fourth quarter includes partial quarterly results of operation of two acquisitions: Bevis Custom Furniture, Inc., acquired November 13, 1997, and Panel Concepts, Inc., acquired December 1, 1997.

(b) First quarter 1996 includes $3,200,000 pretax gain on the sale of Ring King Visibles, Inc. (aftertax gain of $2,000,000, or $0.03 per share). Third quarter includes one-time federal and state income tax credits of $2,100,000, or $0.04 per share. Fourth quarter includes the results of operation of Heat-N-Glo Fireplace Products, Inc., acquired October 2, 1996.

(c) Fourth quarter 1995 includes various pretax charges totaling $5,575,000 (aftertax effect of $3,512,000, or $0.06 per share) for nonrecurring costs primarily associated with closing several leased facilities and severance arrangements from eliminating certain administrative positions.

Subsequent Stock Split

On February 11, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to be paid on March 27, 1998, to shareholders of record at the close of business on March 6, 1998. Shareholders will receive one share of common stock for each share held of record. All share and per share amounts listed in this report have been restated on a retroactive basis to reflect this stock split as required by the Securities and Exchange Commission.

Subsequent Acquisition (Unaudited)

On February 20, 1998, the Company purchased the assets of Aladdin Steel Products Inc. located in Colville, Washington. Aladdin is a manufacturer of wood-, pellet-and gas-burning stoves and inserts with annual sales of approximately $16 million. The purchase price was approximately $10.0 million and is being financed with existing lines of credit and cash. Aladdin will be operated by Hearth Technologies Inc., the Company's hearth products subsidiary.

HON INDUSTRIES Inc. and Subsidiaries
Investor Information

Common Stock Market Prices and Dividends
(Unaudited)
Quarterly 1997 - 1996


         1997 by                       Dividends
         Quarter     High*     Low*    per Share*
         -------     ----      ---     ---------
          1st      $21 1/2  $15   7/8    $.07
          2nd       27 1/8   17   1/2     .07
          3rd       32 1/8   22   1/8     .07
          4th       31       23 13/16     .07
                                         ----
                    Total Dividends Paid $.28
                                         ====


         1996 by                      Dividends
         Quarter    High*      Low*   per Share*
         -------  --------   -------- ---------
          1st     $12  1/8   $ 9  1/4    $.06
          2nd      15  1/4    11          .06
          3rd      20  3/8    13  7/8     .06
          4th      21  3/8    15  1/4     .07
                                         ----
                    Total Dividends Paid $.25
                                         ====

*Adjusted for the effect of stock splits.


Common Stock Market Price and Price/
Earnings Ratio (Unaudited)
Fiscal Years 1997 - 1987

                                             Price/
                Market                      Earnings
                Price*         Earnings      Ratio
        ----------------------   per      ------------
Year      High         Low      Share*    High     Low
1997    $32   1/8  $15    7/8  $1.45       22       11
1996     21   3/8    9    1/4   1.13       19        8
1995     15   5/8   11    1/2    .67       23       17
1994     17         12           .87       20       14
1993     14   5/8   10    3/4    .70       21       15
1992     11   3/4    8    1/4    .59       20       14
1991     10   1/4    6    5/8    .51       20       13
1990     11   1/2    6    3/4    .65       18       10
1989      9 15/16    4    3/8    .39       25       11
1988      5   1/8    3  15/16    .47       11        8
1987      5   3/4    4   1/16    .31       19       13
                                           -----------
*Eleven-Year Average                       20       12
                                           ===========

*Adjusted for the effect of stock splits.

                    Report of Independent Public Accountants



Board of Directors and Shareholders
HON INDUSTRIES Inc.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The valuation and qualifying accounts as of and for the two fiscal years ended January 3, 1998, and December 28, 1996, are presented for the purpose of additional analysis and are not a required part of the consolidated financial statements of HON INDUSTRIES Inc. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                                            Arthur Andersen LLP


Chicago, Illinois
February 11, 1998

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     HON INDUSTRIES INC. AND SUBSIDIARIES

                                January 3, 1998


-----------------------------------------------------------------------------------------------------------------------------------
COL. A                                            COL. B                        COL. C                    COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                                                                 -------------------------------------
             DESCRIPTION                   Balance at Beginning        (1)                 (2)         Deductions--  Balance at End
                                                of Period        Charged to Costs    Charged to Other    Describe      of Period
                                                                   and Expenses     Accounts--Describe
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Reserves deducted in the consolidated
  balance sheet from the assets to
  which they apply:

    Year ended January 3, 1998:
      Allowance for doubtful accounts             $1,830              $2,162                           $  715(A)         $3,277
                                                  ======              ======                           ======            ======

    Year ended December 28, 1996:
      Allowance for doubtful accounts             $1,867              $1,222                           $1,259(A)         $1,830
                                                  ======              ======                           ======            ======

    Year ended December 30, 1995:
      Allowance for doubtful accounts             $1,654              $1,099                           $  886(A)         $1,867
                                                  ======              ======                           ======            ======

Notes A--Excess of accounts written-off over recoveries.

ITEM 14(a)(3) - INDEX OF EXHIBITS.
----------------------------------

     Exhibit                                                                   Page
     Number   Description of Document                                          Number
     -------  -----------------------                                          ------
     (3i)     Articles of Incorporation of the Registrant,
              incorporated by reference to Exhibit 3(a) to the
              Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1988..............................         -

     (3ii)    By-Laws of the Registrant, incorporated by reference
              to Exhibit 4.2 to the Registrant's Registration Statement
              No. 333-27121 on Form S-8 filed May 14, 1997..............         -

     (4i)     Rights Agreement dated as of July 7, 1988 between
              the Registrant and First Chicago Trust Company
              of New York, incorporated by reference to Exhibit
              1 to Registration Statement on Form 8-A filed
              July 12, 1988, as amended by amendment dated
              May 1, 1990, incorporated by reference to Exhibit 1
              to Amendment No. 1 to Registration Statement on
              Form 8 filed May 20, 1990.................................         -

     (10i)    Management compensatory plan or arrangement,
              1995 Stock Based Compensation Plan, as amended
              and restated effective May 13, 1997, incorporated
              by reference to Exhibit A to the Registrants' proxy
              statement dated March 28, 1997, related to the
              Registrant's annual meeting of shareholders held
              on May 13, 1997...........................................         -

     (10ii)   Management compensatory plan or arrangements,
              1997 Equity Plan for Non-Employee Directors,
              incorporated by reference to Exhibit B to the
              Registrant's proxy statement dated March 28, 1997,
              related to the Registrant's annual meeting of
              shareholders held on May 13, 1997.........................         -

     (10iii)  Management compensatory plan or arrangement,
              Form of Registrant's Change in Control Agreement,
              incorporated by reference to Exhibit 10 to the
              Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1994..........................         -

     (10iv)   Management compensatory plan or arrangement,
              Executive Long-Term Incentive Compensation
              Plan of the Registrant, incorporated by reference
              to Exhibit 99B to the Registrant's Annual Report
              on Form 10-K for the year ended December 30, 1995.........         -

     (10v)    Management compensatory plan or arrangement,
              ERISA Supplemental Retirement Plan of the
              Registrant, incorporated by reference to Exhibit 99C
              to the Registrant's Annual Report on Form 10-K for
              the year ended December 30, 1995..........................         -



     (10vi)    Management compensatory plan or arrangement,
               1994 Members' Stock Purchase Plan of the
               Registrant, incorporated by reference to Exhibit 4.3
               to the Registrant's Registration Statement
               No. 33-54163 on Form S-8 filed June 16, 1994................   -

     (10vii)   Agreement as Consultant and Director, dated
               November 15, 1995, between the Registrant and
               Robert L. Katz, incorporated by reference to
               the same numbered exhibit filed with the
               Registrant's Annual Report on Form 10-K/A
               for the fiscal year ended December 28, 1996.................   -

     (10viii)  Management compensatory plan or arrangement,
               Form of Director and Officer Indemnification
               Agreement of the Registrant, incorporated by
               reference to the same numbered exhibit filed with
               the Registrant's Annual Report on Form 10-K/A
               for the fiscal year ended December 28, 1996.................   -



     (10ix)    Management compensatory plan or arrangement,
               Form of Common Stock Grant Agreement
               of the Registrant, incorporated by reference to
               the same numbered exhibit filed with the
               Registrant's Annual Report on Form 10-K/A
               for the fiscal year ended December 28, 1996.................   -

     (10x)     Management compensatory plan or arrangement,
               Form of HON INDUSTRIES Inc. Stock-Based
               Compensation Plan Stock Option Award Agreement
               of the Registrant, incorporated by reference to
               the same numbered exhibit filed with the
               Registrant's Annual Report on Form 10-K/A
               for the fiscal year ended December 28, 1996.................   -

     (10xi)    Stock Purchase Agreement of the Registrant,
               dated September 18, 1985, as amended by
               amendment dated February 11, 1991, between the
               Registrant and Stanley M. Howe..............................  58

     (10xii)   Real Estate Contract of the Registrant, dated
               November 15, 1997, between the Registrant
               and Terrence L. and Loretta B. Mealy........................  64

     (16)      Letter of Former Accountant, incorporated
               by reference to the Registrant's Report on Form 8-K
               dated May 14, 1996..........................................   -

     (21)      Subsidiaries of the Registrant..............................  68

     (23A)  Consent of Independent Public Accountants......................  69

     (23B)  Consent of Independent Auditors................................  70

     (27)  Financial Data Schedule.........................................


     (99A)     Management compensatory plan or arrangement,
               Executive Bonus Plan of the Registrant, incorporated
               by reference to the same numbered exhibit filed with
               the Registrant's Annual Report on Form 10-K for
               the fiscal year ended December 28, 1996.....................   -

     (99B)     Management compensatory plan or arrangement,
               Executive Deferred Compensation Plan of
               the Registrant, incorporated by reference to the
               same numbered exhibit filed with the Registrant's
               Annual Report on Form 10-K for the fiscal year
               ended December 28, 1996.....................................   -



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