Form 10-Q
period 1998-04-04
HON INDUSTRIES INC
filed 1998-05-19
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

	                      WASHINGTON, DC  20549

	                            FORM 10-Q




(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998

                           OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-2648

                         HON INDUSTRIES Inc.
	(Exact name of Registrant as specified in its charter)

            Iowa               	         	       42-0617510
(State or other jurisdiction of		          (I.R.S. Employer
incorporation or organization)		            Identification Number)

P.O. Box 1109, 414 East Third Street, Muscatine, Iowa 52761-7109
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code  319-264-7400


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X       NO
                                           ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class           	     Outstanding at April 4, 1998
Common Shares, $1 Par Value			           61,667,683 shares


Exhibit Index is on page 16.

            HON INDUSTRIES Inc. and SUBSIDIARIES

                            INDEX


               PART I.  FINANCIAL INFORMATION


                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
April 4, 1998, and January 3, 1998                           3-4

Condensed Consolidated Statements of Income --
Three Months Ended April 4, 1998, and March 29, 1997           5

Condensed Consolidated Statements of Cash Flows --
Three Months Ended April 4, 1998, and March 29, 1997           6

Notes to Condensed Consolidated Financial Statements         7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     10-13



               PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders  14

Item 6.  Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                    15

EXHIBIT INDEX                                                 16

  (27)	Financial Data Schedule                                17

               PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                         April 4,
                                           1998       January 3,
                                       (Unaudited)	       1998
ASSETS                                       (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 10,752       $ 46,080
 Short-term investments                       262            260
 Receivables                              178,351        158,408
 Inventories (Note B)                      62,461         60,182
 Deferred income taxes                     13,810         14,391
 Prepaid expenses and other current
   assets                                  13,983         15,829

     Total Current Assets                 279,619        295,150

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                10,275         10,059
 Buildings                                113,389        111,387
 Machinery and equipment                  342,728        333,216
 Construction in progress                  84,628         60,832
                                          551,020        515,494
 Less accumulated depreciation            178,197        174,464

 Net Property, Plant, and Equipment       372,823        341,030

GOODWILL                                  106,444         98,720

OTHER ASSETS                               19,523         19,773

     Total Assets                        $778,409       $754,673

See accompanying notes to condensed consolidated financial statements.

	               HON INDUSTRIES Inc. and SUBSIDIARIES

	               CONDENSED CONSOLIDATED BALANCE SHEETS

                                           April 4,
                                             1998	    January 3,
                                         (Unaudited)	    1998
LIABILITIES AND SHAREHOLDERS' EQUITY         (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $166,738    $183,738
 Income taxes                               	16,156	      8,133
 Note payable and current maturities
    of long-term debt                         2,496	      2,545
 Current maturities of other long-term
	   obligations	                              1,255       6,343

      Total Current Liabilities	            186,645	    200,759

LONG-TERM DEBT                             	143,266     123,487

CAPITAL LEASE OBLIGATIONS                    10,399      11,024

OTHER LONG-TERM LIABILITIES	                 18,927      18,601

DEFERRED INCOME TAXES                       	19,683      19,140

SHAREHOLDERS' EQUITY (Note C)
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding         	-          	-

 Common, $1 par value; authorized
 100,000,000 shares; outstanding --          61,667     	61,659
 1998 - 61,667,683 shares;
 1997 - 61,659,316 shares

 Paid-in capital                             56,180     	55,906
 Retained earnings                          282,747    	265,203
 Receivable from HON Members Company
    Ownership Plan	                          (1,099)     (1,099)
 Equity adjustment from foreign currency
	   translation                                  (6)   	     (7)

     Total Shareholders' Equity	            399,489    	381,662

     Total Liabilities and
       Shareholders' Equity               	$778,409    $754,673

See accompanying notes to condensed consolidated financial statements.

	              HON INDUSTRIES Inc. and SUBSIDIARIES

	          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                            Three Months Ended
                                           April 4,    March 29,
                                             1998         1997
                                           (In thousands, except
                                               per share data)


Net sales                                 	$418,263	    $282,859

Cost of products sold	                      291,571	     194,194

 Gross Profit	                              126,692      	88,665

Selling and administrative expenses        	 88,563	      60,453

 Operating Income                           	38,129      	28,212

Interest income	                                435	         411

Interest expense                           	  2,607	       1,553

 Income Before Income Taxes	                 35,957      	27,070

Income taxes                               	 13,484	      10,152

 Net Income                                	 22,473	      16,918

Net income per common share (Note C)          	$.36        	$.28

Average number of common shares
   outstanding                          	61,647,784  	59,399,822

Cash dividends per common share               	$.08        	$.07


See accompanying notes to condensed consolidated financial statements.

	            HON INDUSTRIES Inc. and SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	                         (Unaudited)
                                            Three Months Ended
                                           April 4,	   March 29,
                                             1998    	   1997
                                              (In thousands)

Net Cash Flows From (To) Operating
   Activities:
 Net income                                	$ 22,473   $ 16,918
 Noncash items included in net income:
  Depreciation and amortization	              11,911     	7,439
	 Other postretirement and postemployment
     benefits                                    354	       799
	 Deferred income taxes	                       1,125       	617
  Other - net                                    (12)      	256
 Net increase (decrease) in noncash
    operating assets and liabilities        	(32,712)    (6,605)
 Increase (decrease) in other liabilities     (1,326)  	 (3,307)
	 Net cash flows from operating activities     1,813     16,117

Net Cash Flows From (To) Investing
   Activities:
 Capital expenditures - net                 	(40,067)   (18,412)
 Acquisition spending, net of cash acquired	 (11,523)      (262)
 Short-term investments - net	                    (2)      (802)
 Long-term investments	                           (1)      	800
 Other - net	                                      1	      (455)
	 Net cash flows (to) investing activities 	 (51,592)   (19,131)

Net Cash Flows From (To) Financing
   Activities:
 Purchase of HON INDUSTRIES common stock       	(940)    (1,171)
 Proceeds from long-term debt	                35,050          -
 Payments of note and long-term debt        	(15,952)    (9,859)
 Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation	                              1,226        908
 Dividends paid                             	 (4,933)  	 (4,158)
  Net cash flows from (to) financing
    activities                              	 14,451	   (14,280)

Net increase (decrease) in cash and
   cash equivalents	                         (35,328)   (17,294)
Cash and cash equivalents at beginning
   of period                                	 46,080	    31,196

Cash and cash equivalents at end of period  $ 10,752   $ 13,902

See accompanying notes to condensed consolidated financial statements.

	              HON INDUSTRIES Inc. and SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	                          April 4, 1998

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 3, 1998.

Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    April 4, 1998
($000)                             	  Unaudited)   January 3,1998

Finished products                    	$ 29,198        $ 26,352
Materials and work in process	          54,542          48,186
LIFO Allowance                        	(21,279)        (14,356)
                                      $ 62,461        $ 60,182

Note C. Shareholders' Equity

The Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock dividend, paid on March 27, 1998, to shareholders of record on March 6, 1998. All reported net income per share and share outstanding amounts have been adjusted to retroactively reflect the split.

Note D. Business Combinations

The Company acquired Aladdin Steel Products Inc. on February 20,
1998. The transaction has been accounted for under the purchase method. The cash purchase price of Aladdin was $10.4 million which has been preliminarily allocated as follows:

                                      (In millions)
	   Working capital, other than cash      		$1.8
	   Property, plant, and equipment           1.8
	   Goodwill						                           6.8

Assuming the acquisition of Allsteel Inc., Bevis Custom Furniture Inc., Panel Concepts Inc., and Aladdin Steel Products Inc. had occurred on December 29, 1996, the beginning of the Company's 1997 fiscal year, instead of June 17, 1997, November 13, 1997, December 1, 1997, and February 20, 1998, when they actually occurred, the Company's pro forma consolidated net sales for the first quarter ended April 4, 1998, would have been approximately $419.4 million instead of the reported $418.3 million, and first quarter ended March 29, 1997, would have been approximately $341.5 million instead of the reported $282.9 million. Pro forma consolidated net income and net income per share for both quarters would not have been materially different from the reported amounts.

Note E. New Accounting Standards

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income, as of January 4, 1998, the beginning of its 1998 fiscal year; SFAS No. 128, Earnings Per Share; and SFAS No. 129, Disclosure of Information about Capital Structure, as of January 3, 1998, year-end 1997. Their adoption had no material effect on financial condition or results of operations.

Note F. Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

Note G. Business Segment Information

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, effective with its 1998 fiscal year beginning January 4, 1998. Management views the Company as being in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas-, pellet- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net costs of the Company's corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as a business segment cost. In addition, management applies one effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed inasmuch as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three month period ended April 4, 1998, and March 29, 1997, is as follows:

	                                		        Three Months Ended
                                  Apr. 4, 1998	    Mar. 29, 1997
Net sales:
Office furniture              				 $366,836		       $239,638
Hearth products                      51,427           43,221
                                   $418,263         $282,859

Operating profit:
Office furniture                   $ 36,663         $ 28,548
Hearth products                       2,931            2,054
 Total operating profit              39,594           30,602
Unallocated corporate expenses       (3,637)          (3,532)
 Income before income taxes        $ 35,957         $ 27,070

Identifiable assets:
Office furniture                    $591,18         $340,176
Hearth products                     145,917          124,440
General corporate                    41,374           42,871
                                   $778,409         $507,487

Depreciation & amortization
   expense:
Office furniture                   $  9,650         $  5,466
Hearth products                       1,942            1,632
General corporate                       319              341
                                   $ 11,911         $  7,439

Capital expenditures, net:
Office furniture                   $ 35,694      			$ 14,036
Hearth products                       4,526            4,211
General corporate                      (153)             165
                                   $ 40,067         $ 18,412


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                       Comparison of
Increases (Decreases)	   Three Months Ended   Three Months Ended
Dollars in Thousands	       April 4, 1998 &	      April 4, 1998 &
                           March 29, 1997  	   January 3, 1998

Net sales	                 $135,404	   47.9%     $26,324    	6.7%
Cost of products sold       	97,377    50.1       21,724	    8.1
Selling & administrative
  expenses                  	28,110    46.5	       9,563    12.1
Interest income                 	24	    5.8         (260)  (37.4)
Interest expense             	1,054    67.9          373    16.7
Income taxes                 	3,332    32.8       (2,098)  (13.5)
Net income                   	5,555    32.8       (3,498)  (13.5)


All per share information in this report reflects a two-for-one stock split effective March 27, 1998.

The Company reported record first quarter sales and earnings for its fiscal quarter ended April 4, 1998, representing the highest net sales for any quarter in the company's history. This is the ninth consecutive quarter of record results from operations.

Consolidated net sales for the first quarter ending April 4, 1998, were $418.3 million, a 48% increase from the $282.9 million in the first quarter of 1997. Net income was $22.5 million, or $0.36 per share, an increase of 29% for the first quarter of 1998, compared to $16.9 million, or $0.28 per share for the year-ago period. This sales increase is the result of offering compelling value products, pursuing aggressive marketing programs, and offering new product features often at no additional cost to customers, although at some sacrifice of gross margin.

For the first quarter of 1998, office furniture comprised 88% of consolidated net sales and hearth products 12%. Net sales for office furniture were up 53% for the quarter compared to the same quarter a year ago. Proforma first quarter 1998 net sales of office furniture, excluding 1997-98 acquisitions of Allsteel, Bevis, and Panel Concepts, increased 34% over first quarter 1997. Hearth products sales increased 19% for the quarter compared to the same quarter a year ago. Proforma first quarter 1998 hearth products sales, excluding the February 1998 acquisition of Aladdin Steel Products Inc., increased 16% for the quarter. Office furniture contributed 93% of first quarter 1998 consolidated operating profit before unallocated corporate expenses and hearth products 7%. The first quarter of the fiscal year is historically the weakest sales and earnings quarter for the hearth products segment.

The consolidated gross profit margin for the first quarter of 1998 was 30.3% compared to 31.3% for the same period in 1997 which reflects several business factors. The Company continues to improve margin levels of recently acquired businesses and expects that margins will be in line with other core businesses when integration is complete. The Company believes that its Rapid Continuous Improvement Program will improve gross margins from current levels by the end of 1998.

Selling and administrative expenses for the first quarter of 1998 were 21.2% of net sales compared to 21.4% in the comparable quarter of 1997. Management places major emphasis on controlling and reducing selling and administrative expenses as a percent of net sales. Selling and administrative expenses also include freight and distribution expenses incurred to get the product to the customer.

Liquidity and Capital Resources

As of April 4, 1998, cash and short-term investments decreased to $11.0 million compared to a $46.3 million balance at year-end
1997. The decrease is due to marketing program payments, capital expenditures, and acquisition spending.

Net capital expenditures for the first quarter of 1998 were $40.1 million and primarily represent investment for new machinery and equipment and warehouse and production facility expansion to increase capacity and to facilitate more efficient and productive operations. Approximately 700,000 square feet of facility expansion is currently in various stages of construction. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

As referenced earlier, on February 20, 1998, the Company completed an acquisition of the assets of Aladdin Steel Products Inc., located in Colville, Washington. Aladdin is a manufacturer of wood-, pellet- and gas-burning stoves and inserts under the Quadra-Fire brand name with annual sales of approximately $16 million. A new division, Aladdin Hearth Products, has been formed under the Hearth Technologies operating company to manufacture and distribute the Company's Quadra-Fire, Arrow and Dovre brand stoves.

The Board of Directors approved a 14.3% increase in the common stock quarterly dividend from $.07 per share to $.08 per share. The dividend was paid on February 28, 1998 to shareholders of record on February 23, 1998. This was the 172nd consecutive quarterly dividend paid by the Company.

The Board of Directors also declared a two-for-one stock split in the form of a 100 percent stock dividend paid on March 27, 1998, to shareholders of record on March 6, 1998. Shareholders received one share of common stock for each share held on the record date.

In the first quarter, the Company repurchased 30,795 post-split shares of its common stock at a cost of approximately $.9 million or an average price of $30.24 per share. As of April 4, 1998, approximately $3.7 million of the Board's current repurchase authorization remained unspent.

The Company is continuing to assess and address its various Year 2000 information technology compliance issues. Based on the assessment effort to date, the Company continues to believe that any required maintenance or modification costs will be expensed as incurred and will not be material to its business, operations, or financial condition. Any replacement software required will be capitalized and amortized over the software's useful life.

On May 11, 1998, the Board of Directors declared an $.08 per common share cash dividend to shareholders of record on May 21, 1998, to be paid on June 1, 1998. The Board also passed a resolution to appoint Harris Trust and Savings Bank, Chicago, Illinois, as the Company's transfer agent and registrar of its common stock. The transition to Harris will occur over the next six to eight weeks. This function previously had been performed in-house by the Company. In addition, the Company announced it has completed the clearance process and is filing an application to list its common stock on the New York Stock Exchange (NYSE). The Company's shares will continue to be traded on the NASDAQ National Market System until it becomes listed on the NYSE under the symbol HNI, which is anticipated to be in early July 1998.

Looking Ahead

Management's goal is to achieve double-digit growth in sales and earnings for 1998. This will be achieved by continually improving the cost structure, introducing new value-priced products, and providing the best customer service in the two industries.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity in the Company's operations, the Company's ability to improve margins of acquired businesses, impact of future acquisitions, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

	                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 12 1998, for purposes of electing four Directors to the Board of Directors, and to amend the Articles of Incorporation to increase the authorized shares of the Company's common stock from 100,000,000 to 200,000,000. As of March 13, 1998, the record date for the meeting, there were 30,826,307 shares of common stock issued and outstanding and entitled to vote at the meeting. The first proposal voted upon was the election of four Directors for a term of three years and until their successors are elected and shall qualify. The four persons nominated by the Company's Board of Directors received the following votes and were elected:


                            For        Withheld     Against

W. August Hillenbrand    26,895,244     216,034      1,806
                           or 87%        or 1%       or 0%

Jack D. Michaels         26,888,931     219,054      2,949
                           or 87%        or 1%       or 0%

Moe S. Nozari            26,894,408     216,084      1,972
                           or 87%        or 1%       or 0%

Frank S. Ptak            26,894,408     215,229      1,550
                           or 87%        or 1%       or 0%

The second proposal voted upon was the approval of the Amendment of the Articles of Incorporation. The proposal was approved with 26,645,291 votes, or 86%, voting for; 418,512 votes, or 1%, voting against; and 49,770 votes, or 0%, voting withheld.

As to both proposals, there were 1,635,533 broker non-votes.


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


	                           	HON INDUSTRIES Inc.



Dated:  May 19, 1998         By  /s/ David C. Stuebe
                                 David C. Stuebe
                                 Vice President and
                                 Chief Financial Officer



                             By  /s/ Melvin L. McMains
                                 Melvin L. McMains
                                 Controller

	                      PART II.  EXHIBITS


EXHIBIT INDEX
	                                                            Page

  (27)	Financial Data Schedule                                17