Form 10-Q
period 1998-07-04
HON INDUSTRIES INC
filed 1998-08-13
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998

                                OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

            Class                Outstanding at July 4, 1998
Common Shares, $1 Par Value            61,683,334 shares


Exhibit Index is on page 18.

                HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX


                  PART I.  FINANCIAL INFORMATION


                                                             Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets --
July 4, 1998, and January 3, 1998                             3-4

Condensed Consolidated Statements of Income --
Three Months Ended July 4, 1998, and June 28, 1997              5

Condensed Consolidated Statements of Income --
Six Months Ended July 4, 1998, and June 28, 1997                6

Condensed Consolidated Statements of Cash Flows --
Six Months Ended July 4, 1998, and June 28, 1997                7

Notes to Condensed Consolidated Financial Statements         8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      12-15




                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                     17

EXHIBIT INDEX                                                  18

   (27) Financial Data Schedule                                19

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

               HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                         July 4,
                                            1998      January 3,
                                        (Unaudited)      1998

ASSETS                                        (In thousands)

CURRENT ASSETS
 Cash and cash equivalents               $ 29,605      $ 46,080
 Short-term investments                       265           260
 Receivables                              169,426       158,408
 Inventories (Note B)                      64,905        60,182
 Deferred income taxes                     13,849        14,391
 Prepaid expenses and other current
   assets                                   9,327        15,829

   Total Current Assets                   287,377       295,150

PROPERTY, PLANT, AND EQUIPMENT, at cost
 Land and land improvements                10,649        10,059
 Buildings                                122,180       111,387
 Machinery and equipment                  355,644       333,216
 Construction in progress                  99,662        60,832
                                          588,135       515,494
 Less accumulated depreciation            187,747       174,464

 Net Property, Plant, and Equipment       400,388       341,030

GOODWILL                                  110,175        98,720

OTHER ASSETS                               23,270        19,773

   Total Assets                          $821,210      $754,673


See accompanying notes to condensed consolidated financial statements.

               HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                          July 4,
                                           1998       January 3,
                                        (Unaudited)      1998

LIABILITIES AND SHAREHOLDERS' EQUITY          (In Thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses   $187,228      $183,738
 Income taxes                               6,535         8,133
 Note payable and current maturities
   of long-term debt                        2,496         2,545
 Current maturities of other long-term
   obligations                              2,641         6,343

   Total Current Liabilities              198,900       200,759

LONG-TERM DEBT                            150,462       123,487

CAPITAL LEASE OBLIGATIONS                  10,384        11,024

OTHER LONG-TERM LIABILITIES                18,972        18,601

DEFERRED INCOME TAXES                      21,687        19,140

SHAREHOLDERS' EQUITY (Note C)
 Capital Stock:
 Preferred, $1 par value; authorized
 1,000,000 shares; no shares outstanding        -             -

 Common, $1 par value; authorized
 200,000,000 shares; outstanding           61,683        61,659
 1998 - 61,683,334 shares;
 1997 - 61,659,316 shares

 Paid-in capital                           56,555        55,906
 Retained earnings                        301,191       265,203
 Accumulated other comprehensive income     2,475            (7)
  (Note F)
 Receivable from HON Members Company
   Ownership Plan                          (1,099)       (1,099)

   Total Shareholders' Equity             420,805       381,662

   Total Liabilities and Shareholders'
   Equity                                $821,210      $754,673


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                             Three Months Ended

                                            July 4,   June 28,
                                             1998       1997
                                           (In thousands, except
                                              per share data)

Net sales                                 $401,417     $296,567

Cost of products sold                      278,107      200,969

 Gross Profit                              123,310       95,598

Selling and administrative expenses         83,213       64,303

 Operating Income                           40,097       31,295

Interest income                                213          441

Interest expense                             2,904        1,582

 Income Before Income Taxes                 37,406       30,154

Income taxes                                14,027       11,307

 Net Income                               $ 23,379     $ 18,847

Net income per common share (Note C)      $   0.38     $   0.32

Average number of common shares
   outstanding                          61,663,050   59,384,154

Cash dividends per common share           $   0.08     $   0.07


See accompanying notes to condensed consolidated financial statements.

               HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                              Six Months Ended

                                            July 4,   June 28,
                                             1998       1997
                                           (In thousands, except
                                              per share data)

Net sales                                 $819,680     $579,426

Cost of products sold                      569,678      395,163

 Gross Profit                              250,002      184,263

Selling and administrative expenses        171,776      124,756

 Operating Income                           78,226       59,507

Interest income                                648          852

Interest expense                             5,511        3,135

 Income Before Income Taxes                 73,363       57,224

Income taxes                                27,511       21,459

 Net Income                               $ 45,852     $ 35,765

Net income per common share (Note C)      $   0.74     $   0.60

Average number of common shares
    outstanding                         61,655,604   59,391,988

Cash dividends per common share           $   0.16     $   0.14

See accompanying notes to condensed consolidated financial statements.

               HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Six Months Ended

                                                 July 4,     June 28,
                                                  1998         1997
                                                    (In thousands)
Net Cash Flows From (To) Operating Activities:
 Net income                                      $ 45,852    $ 35,765
 Noncash items included in net income:
   Depreciation and amortization                   24,650      15,084
   Other postretirement and postemployment
      benefits                                         49         686
   Deferred income taxes                            3,090       1,234
   Other - net                                        (24)         12
 Net increase (decrease) in noncash operating
   assets and liabilities                         (13,530)     (6,674)
 Increase (decrease) in other liabilities            (751)     (2,356)
   Net cash flows from operating activities        59,336      43,751

Net Cash Flows From (To) Investing Activities:
 Capital expenditures - net                       (80,016)    (34,222)
 Acquisition spending, net of cash acquired       (11,310)    (66,292)
 Short-term investments - net                          (4)        446
 Long-term investments                                 (8)      1,045
 Other - net                                            4        (194)
   Net cash flows (to) investing activities       (91,334)    (99,217)

Net Cash Flows From (To) Financing Activities:
 Purchase of HON INDUSTRIES common stock           (1,387)     (2,535)
 Proceeds from long-term debt                      45,781     100,000
 Payments of note and long-term debt              (21,064)    (42,249)
 Proceeds from sales of HON INDUSTRIES common
   stock to members and stock-based compensation    2,061       1,505
 Dividends paid                                    (9,868)     (8,314)
   Net cash flows from (to) financing activities   15,523      48,407

Net increase (decrease) in cash and
   cash equivalents                               (16,475)     (7,059)
Cash and cash equivalents at beginning
   of period                                       46,080      31,196

Cash and cash equivalents at end of period       $ 29,605    $ 24,137


See accompanying notes to condensed consolidated financial statements.

               HON INDUSTRIES Inc. and SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           July 4, 1998


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 4, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 3, 1998.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                     July 4, 1998     January 3,
($000)                                (Unaudited)         1998

Finished products                     $26,411         $26,352
Materials and work in process          51,505          48,186
LIFO Allowance                        (13,011)        (14,356)
                                      $64,905         $60,182

Note C.  Shareholders' Equity

The Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock dividend, paid on March 27, 1998, to shareholders of record on March 6, 1998. All reported net income per share and share outstanding amounts have been adjusted to retroactively reflect the split.

Note D.  Business Combinations

During June 1998, the Company finalized its purchase price allocation for the stock purchase of Allsteel Inc.

The final purchase price and allocation for the Allsteel Inc.
acquisition is shown below:
                                                       (In Millions)
            Purchase Price                                 $66.0

            Final Allocation of Purchase Price:
                 Working capital, other than cash           24.3
                 Property, plant, and equipment             38.4
                 Goodwill                                    9.9
                 Other liabilities                           6.6

The Company acquired Aladdin Steel Products Inc. on February 20,
1998. The transaction has been accounted for under the purchase method. The cash purchase price and preliminary allocation is shown below:

                                                       (In Millions)
           Purchase Price                                  $10.2

           Preliminary Allocation of Purchase Price:
                Working capital, other than cash              .3
                Property, plant, and equipment               1.8
                Goodwill                                     8.1

Assuming the acquisition of Allsteel Inc., Bevis Custom Furniture Inc., Panel Concepts Inc., and Aladdin Steel Products Inc. occurred on December 29, 1996, the beginning of the Company's 1997 fiscal year, instead of June 17, 1997, November 13, 1997, December 1, 1997, and February 20, 1998, when they actually occurred, the Company's pro forma consolidated net sales for the second quarter ended June 28, 1997 would have been approximately $347.6 million instead of the reported $296.6 million. Pro forma consolidated net sales for the six months ended June 28, 1997, would have been approximately $689.1 million instead of the reported $579.4 million. Pro forma consolidated net income and net income per share for the second quarter and first six months of 1997 would not have been materially different from the reported amounts.

Note E.  New Accounting Standards

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure, as of January 3, 1998, year-end 1997. Their adoption had no material effect on financial condition or results of operations.

Note F.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income, as of January 4, 1998, the beginning of its 1998 fiscal year. In its first fiscal quarter ended April 4, 1998, the adoption of SFAS No. 130 had no material effect on financial condition or results of operations. The only comprehensive income transactions during the quarter were nominal foreign currency adjustments recorded under SFAS No. 52, Foreign Currency Translation.

In its second fiscal quarter ended July 4, 1998, the Company converted a private equity securities investment held as a long-term investment to newly issued publicly traded securities following an initial public offering by the issuer. As a result of this conversion, the securities automatically became securities available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company anticipates selling the new securities at such time as it believes they are fairly valued. The current comprehensive income effect of the unrealized holding gain on these equity securities and on-going nominal foreign currency translation adjustments, for the three- and six-month periods ended July 4, 1998, is approximately $2,481,000 and $2,482,000, respectively.

Note G.  Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

Note H.  Business Segment Information

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, effective with its 1998 fiscal year beginning January 4, 1998. This segment disclosure is essentially unchanged from the format used by the Company historically in complying with SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and No. 30, Disclosures of Information about Major Customers. That is, management views the Company as being in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three month and six month period ended July 4, 1998, and June 28, 1997, is as follows:


                                  Three Months Ended        Six Months Ended
                                  July 4,   June 28,       July 4,   June 28,
                                   1998       1997          1998      1997
                                               (In thousands)

Net Sales:
 Office furniture                $343,493   $244,725      $710,329   $484,363
 Hearth products                   57,924     51,842       109,351     95,063
                                 $401,417   $296,567      $819,680   $579,426

Operating Profit:
 Office furniture                $ 39,295   $ 29,663      $ 75,958   $ 58,211
 Hearth products                    6,725      6,604         9,656      8,658
   Total operating profit          46,020     36,267        85,614     66,869
 Unallocated corporate expenses    (8,614)    (6,113)      (12,251)    (9,645)
   Income before income taxes    $ 37,406   $ 30,154      $ 73,363   $ 57,224

Identifiable Assets:
 Office furniture                                         $606,765   $437,737
 Hearth products                                           150,645    135,320
 General corporate                                          63,800     62,335
                                                          $821,210   $635,392

Depreciation & Amortization
  Expense:
 Office furniture                $ 10,093   $  5,853      $ 19,743   $ 11,319
 Hearth products                    2,318      1,447         4,260      3,079
 General corporate                    328        345           647        686
                                 $ 12,739   $  7,645      $ 24,650   $ 15,084

Capital Expenditure, Net:
 Office furniture                $ 34,058   $ 12,630      $ 69,752   $ 26,666
 Hearth products                    4,415      3,048         8,941      7,259
 General corporate                  1,476        132         1,323        297
                                 $ 39,949   $ 15,810      $ 80,016   $ 34,222

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                          Comparison of

Increases (Decreases) Three Months Ended  Six Months Ended  Three Months Ended
Dollars in Thousands    July 4, 1998 &     July 4, 1998 &     July 4, 1998 &
                        June 28, 1997      June 28, 1997      April 4, 1998


Net sales               $104,850  35.4%    $240,254  41.5%   $(16,846) (4.0)%
Cost of products sold     77,138  38.4      174,515  44.2     (13,464) (4.6)
Selling & Administrative
 expenses                 18,910  29.4       47,020  37.7      (5,350) (6.0)
Interest income             (228)(51.7)        (204)(23.9)       (222)(51.0)
Interest expense           1,322  83.6        2,376  75.8         297  11.4
Income taxes               2,720  24.1        6,052  28.2         543   4.0
Net income                 4,532  24.0       10,087  28.2         906   4.0


All per share information in this report reflects a two-for-one stock split in the form of a 100% stock dividend effective
March 27, 1998.

The Company reported its tenth consecutive quarterly record net sales and earnings. Consolidated net sales for the second quarter ended July 4, 1998, were $401.4 million, up 35.4%, compared to $296.6 million for the same quarter a year ago. For second quarter 1998, net income increased 24.0% to $23.4 million, compared to $18.8 million in 1997. Net income per share for the quarter rose to $0.38 per diluted share, an increase of 18.8% from $0.32 per diluted share earned in second quarter 1997.

For the first six months of 1998, consolidated net sales rose 41.5% to $819.7 million from $579.4 million last year. Net income was $45.9 million, up 28.2% from $35.8 million in the first half of 1997. Earnings per share for the six months were $0.74, an increase of 23.3% compared to $0.60 in 1997. Earnings per share for both the second quarter and six-month period of 1998 reflect the addition of 2,300,000 shares of common stock issued in fourth quarter 1997 under a primary offering.

The Company experienced strong growth in both its value-priced
office furniture and hearth products core business segments.   It
is continuing to outperform industry sales estimates for both office furniture and hearth products. Acquisitions completed during 1997 and 1998 also contributed to current quarterly and six-month results of operations. See Note D. Business Combinations for related pro forma data. The office furniture trade association is currently estimating the overall U.S. office furniture industry grew 10% in the first half of 1998. The Company believes that the hearth products industry has grown at a comparable rate.

Second quarter 1998 office furniture net sales represented 86% of total quarterly net sales and contributed 85% of operating profit before unallocated corporate expenses. Hearth product sales made up the balance of net sales and operating profit.

The Company's strategies to offer customers innovative products and superior service, coupled with a commitment to operational excellence through a Rapid Continuous Improvement (RCI) program, are believed to be contributing to its strong sales growth. The quick delivery of a broad selection of quality, value-priced products is a key driver to increasing orders.

Consolidated gross profit margins improved from 30.3% in the first quarter of 1998 to 30.7% in the second quarter. This improvement is consistent with management's expectations.
Margins have been reduced in the short-term as acquisitions are in various stages of integration, which is typically an eighteen- to twenty-four-month process with larger acquisitions. Integrations become complex endeavors often involving product-line rationalization, realignment of sales programs and support, implementation of production and capacity efficiencies, reduction of production cycle times, enhancement of product quality, and improvement of complete and on-time shipment of product. The
Company has a goal of maintaining consolidated gross profit margins in the 31-32% range and expects to be approaching this goal by year-end 1998.

Selling and administrative expenses continue to be a cost-reduction target. These costs were reduced to 20.7% of net sales for the second quarter from 21.2% in the first quarter of 1998. The
Company expects to leverage these costs as sales grow; however, necessary increased costs to meet competitive conditions offset a portion of the efficiency and leveraging gains.

Liquidity and Capital Resources

As of July 4, 1998, cash and short-term investments increased to $29.9 million from $11.0 million at the end of first quarter
1998. Net cash flows from operations contributed to the improvement. Cash flow and working capital management are major focuses of management to ensure the Company is poised for continued future growth.

Net capital expenditures for the second quarter and six-month period continue at an accelerated level. First quarter net expenditures were $40.1 million and $39.9 million in the second quarter for a total of $80.0 million compared to $34.2 million for the same six-month period in 1997. These expenditures are supporting new products, construction of new facility capacity, and cost reduction initiatives through the purchase and customization of production-related machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations, and a revolving credit agreement.

On February 20, 1998, the Company completed an acquisition of the assets of Aladdin Steel Products Inc. located in Colville, Washington. Aladdin is a manufacturer of wood-, pellet-, and gas-burning stoves and inserts under the Quadra-Fire brand name with annual sales of approximately $16 million. A new division, Aladdin Hearth Products, has been formed under the Hearth Technologies Inc. operating company to manufacture and market the Company's Quadra-Fire, Arrow, and Dovre brand stoves. Please refer to Note D. Business Combinations for related information.

On March 27, 1998, the Company paid a two-for-one stock split, in the form of a 100% stock dividend, to shareholders of record on March 6, 1998. Shareholders received one share of common stock for each share held on the record date.

The Board of Directors declared a regular quarterly cash dividend of $0.08 per share on its common stock on May 11, 1998, to shareholders of record at the close of business on May 21. It was paid on June 1, 1998, and represented the 173rd consecutive dividend paid by the Company since its first shareholder dividend in 1955.

The Company filed a Form 8-A on June 12, 1998, with the U.S. Securities and Exchange Commission to register its common stock and preferred share purchase rights in preparation for them being traded on the New York Stock Exchange (NYSE). Effective July 2, 1998, HON INDUSTRIES common stock began trading on the NYSE under the ticker symbol HNI. The Company's common stock previously had been traded on the NASDAQ National Market System under the symbol HONI. The move to the NYSE was initiated in the interest of the anticipated longer-term benefits to the Company's shareholders. Effective June 26, 1998, Harris Trust and Savings Bank, Chicago, Illinois, began serving as the Company's transfer agent and registrar of its common stock.

For the six months ended July 4, 1998, the Company repurchased 43,795 post-split shares of its common stock at a cost of approximately $1.4 million or an average price of $31.16 per share. As of July 4, approximately $3.3 million of the Board's current repurchase authorization remained unspent.

Year 2000

The Company is continuing to pursue a two-phase Year 2000 (Y2K) assessment and remediation program. Phase I is an internal assessment and remediation plan encompassing the critical functions of the business. This phase was launched in the fall of 1997, is ongoing, and is anticipated to be complete in the first quarter of 1999. Phase II consists of review and monitoring of the critical functions of the business using a third-party Y2K planning and assessment guide. Phase II is scheduled for rollout in August-September 1998 and targeted for completion in mid-1999.

Assessment and remediation findings, to date, consist of Y2K business issues mostly concentrated with older computer hardware and software. While the Y2K assessment efforts are not complete, a significant number of the Company's computer business systems have been assessed and any remediation required has been completed or is underway. Assessment of Y2K compliance with key suppliers, customers, and service providers is also part of both Phase I and Phase II plans. Based on efforts to date, the Company continues to believe its ultimate consolidated Y2K remediation cost will not be financially material and will be expensed or capitalized, depending upon its nature, as incurred.

Management believes the Company's primary business risks, in the event of significant failure caused by the Y2K issue, would include, but not be limited to, delays in shipment of products or delivery of services leading to lost revenues, increased operating costs, loss of customers or suppliers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract.

No need for contingency planning has been identified at this point, but the Company is prepared to do so if and when such circumstances are identified.

Looking Ahead

Management's financial goals for fiscal year 1998 continue to be to achieve double-digit growth in both sales and earnings.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity in the Company's operations, the Company's ability to improve margins of acquired businesses, impact of future acquisitions, the Company's ability to identify and correct or implement contingency plans to deal with the Y2K issue, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

                  PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits. See Exhibit Index.

 (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HON INDUSTRIES Inc.

Dated: August 13, 1998                         By  /s/ David C. Stuebe

                                                   David C. Stuebe
                                                   Vice President and
                                                   Chief Financial Officer



                                               By  /s/ Melvin L. McMains

                                                   Melvin L. McMains
                                                   Controller

                        PART II.  EXHIBITS


EXHIBIT INDEX
                                                             Page

(27) Financial Data Schedule                                  19