Form 10-Q
period 1998-10-03
HON INDUSTRIES INC
filed 1998-11-17
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

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

Registrant's telephone number, including area code:  319/264-7400


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES     X        NO

Indicate the number of share outstanding of each of the issuer's classes of commons tock, as of the latest practical date.

          Class                     Outstanding at October 3, 1998
 Common Shares, $1 Par Value                 61,739,052 shares

Exhibit Index is on page 19.

              HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX


                 PART I.  FINANCIAL INFORMATION


                                                            Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
October 3, 1998, and January 3, 1998                         3-4

Condensed Consolidated Statements of Income -
Three Months Ended October 3, 1998, and October 4, 1997        5

Condensed Consolidated Statements of Income -
Nine Months Ended October 3, 1998, and October 4, 1997         6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended October 3, 1998, and October 4, 1997         7

Notes to Condensed Consolidated Financial Statements        8-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    12-16


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                    18

EXHIBIT INDEX                                                 19

     (3i) Articles of Incorporation of the Registrant, as amended and restated, on August 10, 1998

     (3ii) By-Laws of the Registrant, as amended and restated, on July 29, 1998

     (27)   Financial Data Schedule

                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             October 3,
                                                1998     January 3,
                                            (Unaudited)     1998
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                    $ 31,410   $ 46,080
 Short-term investments                            167        260
 Receivables                                   197,024    158,408
 Inventories (Note B)                           69,359     60,182
 Deferred income taxes                          15,055     14,391
 Prepaid expenses and other current assets       8,720     15,829

    Total Current Assets                       321,735    295,150

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                    11,569     10,059
  Buildings                                    134,713    111,387
  Machinery and equipment                      384,628    333,216
  Construction in progress                      99,260     60,832
                                               630,170    515,494
  Less accumulated depreciation                198,665    174,464

  Net Property, Plant, and Equipment           431,505    341,030

GOODWILL                                       109,327     98,720

OTHER ASSETS                                    21,948     19,773

    Total Assets                              $884,515   $754,673


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                             October 3,
                                                1998     January 3,
                                            (Unaudited)    1998
LIABILITIES AND SHAREHOLDERS' EQUITY           (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses        $200,237   $183,738
 Income taxes                                   10,855      8,133
 Note payable and current maturities
   of long-term debt                            14,496      2,545
 Current maturities of other long-term
   obligations                                   5,579      6,343

    Total Current Liabilities                  231,167    200,759

LONG-TERM DEBT                                 153,173    123,487

CAPITAL LEASE OBLIGATIONS                        9,102     11,024

OTHER LONG-TERM LIABILITIES                     19,391     18,601

DEFERRED INCOME TAXES                           24,797     19,140

SHAREHOLDERS' EQUITY (Note C)
  Capital Stock:
  Preferred, $1 par value; authorized
  1,000,000 shares; no shares outstanding            -          -

  Common, $1 par value; authorized
  100,000,000 shares; outstanding -             61,739     61,659
  1998 - 61,739,052 shares;
  1997 - 61,659,316 shares

  Paid-in capital                               57,928     55,906
  Retained earnings                            327,136    265,203
  Accumulated other comprehensive income
  (Note F)                                       1,181        (7)
  Receivable from HON Member Company
    Ownership Plan                             (1,099)    (1,099)

    Total Shareholders' Equity                $446,885    381,662

    Total Liabilities and Shareholders'
      Equity                                  $884,515   $754,673

See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Three Months Ended
                                             October 3,  October 4,
                                               1998         1997
                                             (In thousands, except
                                                per share data)

Net sales                                     $448,679   $391,348

Cost of products sold                          309,080    268,147

  Gross Profit                                 139,599    123,201

Selling and administrative expenses             88,162     80,641

  Operating Income                              51,437     42,560

Interest income                                    585        601

Interest expense                                 2,610      2,810

  Income Before Income Taxes                    49,412     40,351

Income taxes                                    18,530     15,132

  Net Income                                  $ 30,882   $ 25,219

Net income per common share (Note C)          $   0.50   $   0.43

Average number of common shares
  outstanding                               61,691,164 59,355,904

Cash dividends per common share               $   0.08   $   0.07


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Nine Months Ended
                                            October 3,  October 4,
                                              1998         1997
                                           (In thousands, except
                                              per share data)

Net sales                                   $1,268,359   $970,774

Cost of products sold                          878,758    663,310

  Gross Profit                                 389,601    307,464

Selling and administrative expenses            259,938    205,397

  Operating Income                             129,663    102,067

Interest income                                  1,233      1,453

Interest expense                                 8,121      5,945

  Income Before Income Taxes                   122,775     97,575

Income taxes                                    46,041     36,591

  Net Income                                $   76,734   $ 60,984

Net income per common share (Note C)        $     1.24   $   1.03

Average number of common shares
  outstanding                               61,667,458 59,379,358

Cash dividends per common share             $     0.24   $   0.21


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Nine Months Ended
                                               October 3,  October 4,
                                                  1998        1997
                                                 (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                    $ 76,734   $ 60,984
  Noncash items included in net income:
    Depreciation and amortization                 38,039     25,334
    Other postretirement and postemployment
      benefits                                     1,167      1,041
    Deferred income taxes                          4,993      1,851
    Other - net                                        3         20
  Net increase (decrease) in noncash
    operating assets and liabilities            (24,610)   (15,651)
  Increase (decrease) in other liabilities       (1,549)      (571)
    Net cash flows from operating activities      94,777     73,008

Net Cash Flows From (To) Investing Activities:
  Capital expenditures - net                   (123,324)   (56,898)
  Acquisition spending, net of cash acquired    (11,310)   (67,025)
  Short-term investments - net                        93        444
  Long-term investments                             (35)      1,045
  Other - net                                        132      (164)
    Net cash flows (to) investing activities   (134,444)  (122,598)

Net Cash Flows From (To) Financing Activities:
  Purchase of HON INDUSTRIES common stock        (1,573)    (3,714)
  Proceeds from long-term debt                    66,287    100,000
  Payments of note and long-term debt           (27,635)   (48,106)
  Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation                                   2,723      1,930
  Dividends paid                                (14,805)   (12,468)
    Net cash flows from (to) financing
      activities                                  24,997     37,642

Net increase (decrease) in cash and
  cash equivalents                              (14,670)   (11,948)
Cash and cash equivalents at beginning
  of period                                       46,080     31,196

Cash and cash equivalents at end of period      $ 31,410   $ 19,248


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         October 3, 1998


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 3, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on form 10-K for the year ended January 3, 1998.


Note B.

Inventories of the Company and its subsidiaries are summarized as follows:

                                      October 3,     January 3,
($000)                                   1998           1998
                                     (Unaudited)

Finished products                       $27,308        $26,352
Materials and work in process            55,062         48,186
LIFO Allowance                         (13,011)       (14,356)
                                        $69,359        $60,182


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

Assuming the acquisition of Allsteel Inc., Bevis Custom Furniture Inc., Panel Concepts Inc., and Aladdin Steel Products Inc. occurred on December 29, 1996, the beginning of the Company's 1997 fiscal year, instead of June 17, 1997, November 13, 1997, December 1, 1997, and February 20, 1998, when they actually occurred, the Company's pro forma consolidated net sales for the third quarter ended October 4, 1997, would have been approximately $414.8 million instead of the reported $391.3 million. Pro forma consolidated net sales for the nine months ended October 4, 1997, would have been approximately $1,103.9 million instead of the reported $970.8 million. Pro forma consolidated net income and net income per share for the third quarter and first nine months of 1997 would not have been materially different from the reported amounts.

Note E.  New Accounting Standards

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure, as of January 3, 1998, year-end 1997. Their adoption had no material effect on financial condition or results of operations.

Note F.  Comprehensive Income

The Company adopted Statement of Financial Accounting standards
(SFAS) No. 130, Reporting Comprehensive Income, as of January 4, 1998, the beginning of its 1998 fiscal year. For the three- and nine-month periods ended October 3, 1998, comprehensive income is approximately ($1,294,000) and $1,188,000, respectively.

The Company's comprehensive income consists of an unrealized holding gain on equity securities available-for-sale under SFAS
No. 115, Accounting for Certain Investments in Debt and Equity
Securities, and nominal foreign currency adjustments.

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

Reportable segment data reconciled to the consolidated financial statements for the three month and nine month period ended
October 3, 1998, and October 4, 1997, is as follows:

Note H.  Business Segment Information

                                 Three Months Ended   Nine Months Ended
                                 Oct. 3,   Oct. 4,    Oct. 3,   Oct. 4,
                                   1998      1997      1998       1997
                                             (In thousands)
Net Sales:
  Office furniture               $383,409  $334,159 $1,093,738 $818,522
  Hearth products                  65,270    57,189    174,621  152,252
                                 $448,679  $391,348 $1,268,359 $970,774

Operation Profit:
  Office furniture               $ 52,844  $ 42,695   $128,802 $100,906
  Hearth products                   9,835     8,066     19,491   16,724
    Total operating profit         62,679    50,761    148,293  117,630
  Unallocated corporate expense  (13,267)  (10,410)   (25,518) (20,055)
    Income before income taxes   $ 49,412  $ 40,351   $122,775 $ 97,575

Identifiable Assets:
  Office furniture                                    $661,760 $473,453
  Hearth products                                      161,155  138,553
  General corporate                                     61,600   59,798
                                                      $884,515 $671,804

Depreciation & Amortization
Expense
  Office furniture               $ 10,757  $  8,046    $30,500 $ 19,365
  Hearth products                   2,296     1,859      6,556    4,938
  General corporate                   336       345        983    1,031
                                 $ 13,389  $ 10,250    $38,039 $ 25,334

Capital Expenditure, Net:
  Office furniture               $ 37,817  $ 19,076   $107,569 $ 45,742
  Hearth products                   4,246     3,232     13,187   10,491
  General corporate                 1,245       368      2,568      665
                                 $ 43,308  $ 22,676   $123,324 $ 56,898

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidate Statements of Income is shown below:


                                           Comparison of
Increases (Decreases)    Three Months      Nine Months       Three Months
                             Ended            Ended              Ended
Dollars in Thousand     Oct. 3, 1998 &    Oct. 3, 1998 &    Oct. 3, 1998 &
                         Oct. 4, 1997      Oct. 4, 1997      Jul. 4, 1998


Net sales                $57,331   14.6% $297,585   30.7%   $47,262    11.8%
Cost of products sold     40,933    15.3  215,448    32.5    30,973     11.1
Selling & Administrative
  expenses                 7,521     9.3   54,541    26.6     4,949      5.9
Interest income             (16)   (2.7)    (220)  (15.1)       372    174.6
Interest expense           (200)   (7.1)    2,176    36.6     (294)   (10.1)
Income taxes               3,398    22.5    9,450    25.8     4,503     32.1
Net income                 5,663    22.5   15,750    25.8     7,503     32.1


All per share information in this report reflects a two-for-one stock split in the form of a 100% stock dividend effective March
27, 1998.

The Company reported all-time record quarterly sales and earnings, marking the eleventh consecutive quarter of record results. Consolidated net sales for the third quarter ended October 3, 1998, were $448.7 million, up 14.6%, compared to $391.3 million for the same quarter a year ago. For third quarter 1998, net income increased 22.5% to $30.9 million, compared to $25.2 million in 1997. Net income per share for the quarter rose to $0.50 per diluted share, an increase of 16.3% from $0.43 per diluted share earning in third quarter 1997.

For the nine months ended October 3, 1998, consolidated net sales were $1.27 billion, up 30.7% from $970.8 million for the year-ago period. Net income for the nine months of 1998 was $76.7 million, or $1.24 per diluted share, an increase of 25.8%, compared to $61.0 million, or $1.03 per diluted share for the comparable period in 1997.

Results of operations for both the third quarter and the nine-month period ended October 4, 1997, included one extra week of business activity compared to the same periods in 1998. This extra week occurs every five or six years as a result of the leap year effect on the Company's fiscal year calendar. Adjusting for an extra week in third quarter 1997, net sales, on a comparative basis, actually increased approximately 24% with proportionate impact on earnings.

Third quarter 1998 office furniture net sales represented 85% of total consolidated quarterly net sales and contributed 84% of consolidated operating profit before unallocated corporate expenses. Hearth product sales made up the balance of consolidated net sales and operating profit.

Strong industry economics in both business segments coupled with the dedication of the Company's member-owners to provide superior customer service, rapidly introduce new innovative products, and achieve operational excellence through a Rapid Continuous Improvement Program (RCI) contributed to the Company's record sales and earnings.

Consolidated gross profit margins improved from 30.7% in the first quarter of 1998 to 31.1% in the third quarter, which is consistent with the Company's goal of maintaining consolidated gross profit margins in the 31-32% range. Margins have been reduced in the short-term as acquisitions, in various stages of integration, become fully operationally integrated. Full integration is typically an eighteen- to twenty-four month process with larger acquisitions.

Selling and administrative expenses for the third quarter of 1998 were 19.6% of net sales compared to 20.6% in the comparable quarter of 1997. On a nine-month basis, they were 20.5% in 1998 versus 21.2% in 1997. Management places major emphasis on controlling and reducing selling and administrative expenses as a percent of net sales. The Company's selling and administrative expenses also include freight and distribution expenses incurred to get the product to the customer.

Liquidity and Capital Resources

As of October 3, 1998, cash and short-term investments decreased to $31.4 million compared to a $46.1 million balance at year-end 1997. The decrease is principally due to capital expenditures. Net cash flows from operations was strong at $94.8 million for the first nine months, an improvement of 29.8% for the same period a year ago. Cash flow and working capital management are major focuses of management to ensure the Company is poised for continued future growth.

Net capital expenditures for the third quarter and nine-month period in 1998 continue at an accelerated level. Net expenditures for the first nine months of 1998 were $123.3 million. These expenditures are supporting new products, construction of new facility capacity, and cost reduction initiatives through the purchase and customization of production-related machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations, and a revolving credit agreement.

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

Effective July 2, 1998, HON INDUSTRIES common stock began trading on the New York Stock Exchange (NYSE) under the ticker symbol HNI. The Company's common stock was previously traded on the NASDAQ National Market System under the symbol HONI. The move to the NYSE was initiated in the interest of the anticipated longer-term benefits to the Company's shareholders. Effective June 26, 1998, Harris Trust and Savings Bank, Chicago, Illinois, began serving as the Company's transfer agent and registrar of its common stock. The transfer function was previously performed by the Company.

On August 14, 1998, the Company filed a Form 8-A to register its new share purchase rights plan with the U. S. Securities and Exchange Commission and subsequently amended this filing on September 14, 1998. The new plan replaced an existing rights plan that expired on August 12, 1998. Also, on August 14, 1998, the Company filed a Form 8-K Current Report to acknowledge the Board of Directors dividend declaration of one right for each share of common stock outstanding.

The Board of Directors declared a regularly quarterly cash dividend of $0.08 per share on its common stock on August 10, 1998, to shareholders' of record at the close of business on August 20. It was paid on September 1, 1998, and represented the 174th consecutive quarterly dividend paid by the Company since its first shareholder dividend in 1955.

For the nine months ended October 3, 1998, the Company repurchased 50,605 post-split shares of its common stock at a cost of approximately $1.6 million or an average price of $30.82 per share. As of October 3, approximately $3.1 million of the Board's current repurchase authorization remained unspent.

On November 9, 1998, the Board of Directors declared another regular quarterly dividend of $0.08 per share on its common stock payable December 1, 1998, to shareholders of record at the close of business on November 19, 1998. On November 12, 1998, the Board of Directors authorized an additional $70.0 million for the HON INDUSTIRES' share repurchase program. This authorization is in addition to the approximately $3.1 million unspent of the Board's prior repurchase authorization. The new authorization supports the Company's commitment to enhance shareholder value.

Year 2000

The Company has a two-phase Y2K assessment, remediation, testing, and implementation program underway that encompasses its computer business information systems, operating equipment that uses date sensitive computer chips, and key suppliers, service providers and customers. Phase I of the program is an internally developed program which focuses principally on the Company's computer business information systems and was launched in 1997 and is expected to be completed in the first quarter of 1999. Phase II uses as a guideline a comprehensive externally licensed assessment and remediation program that is focused principally on operating equipment and third-party supplier and customer relationships. Phase II was launched in September 1998 and is targeted for completion in mid-1999. As the final step in each phase, the Company will develop contingency plans as deemed appropriate.

The Company's Y2K program is directed and monitored by designated members of executive management working with a variety of technical and management personnel, and program progress is routinely reported to the Board of Directors.

The costs associated with addressing the Company's Y2K issues will be expensed or capitalized in the period incurred. Remediation costs incurred to date have been immaterial and were expensed as incurred. The Company currently estimates its cost to perform and complete its Y2K assessment and remediation program to be in the range of $1 million, including some costs which, because of their nature, will be capitalized. The Company expects to have any Y2K issues resolved prior to them having an adverse impact on its operations. However, given the pervasive nature of Y2K and especially noncontrollable third-party relationship exposures, the Company cannot avoid assuming some measure of business risk. These business risks range from inconsequential errors or failures to potentially more serious risks. Management believes the primary business risks may include, but not be limited to, higher than expected remediation costs, business interruption risks, insurers may require exclusions for losses/damages attributable to Year 2000, and litigation risk.

Looking Ahead

Management feels that the softening of the world economy may eventually slow the sales momentum, but feel the Company is prepared, as a low-cost, flexible manufacturer, to outperform the industries in which they compete. Management's financial goals for fiscal year 1998 continue to be to achieve double-digit growth in both sales and earnings.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity in the Company's operations, the Company's ability to improve margins of acquired businesses, impact of future acquisitions, the Company's ability to identify and correct or implement contingency plans to deal with the Y2K issues, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

                PART      II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. See Exhibit Index.

     (b) Reports on Form 8-K. On August 14, 1998, the Company filed a Form 8-K to acknowledge the Board of Directors dividend declaration of one share purchase right for each share of HON INDUSTRIES common stock outstanding.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 17, 1998                HON INDUSTRIES Inc.


                                   By   /s/  David C. Stuebe
                                        David C. Stuebe
                                        Vice President and
                                        Chief Financial Officer



                                   By   /s/  Melvin L. McMains
                                        Melvin L. McMains
                                        Vice President and
                                        Controller

                       PART II.  EXHIBITS

EXHIBIT INDEX

     (3i) Articles of Incorporation of the Registrant, as amended and restated, on August 10, 1998

     (3ii)By-Laws of the Registrant, as amended and restated, on July 29, 1998

     (27) Financial Data Schedule