Form 10-K405
period 1999-01-02
HON INDUSTRIES INC
filed 1999-03-29
CIK 48287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-2648

                               HON INDUSTRIES INC.
An Iowa Corporation                                 IRS Employer No. 42-0617510
                              414 East Third Street
                                  P.O. Box 1109
                            Muscatine, IA 52761-0071
                                  319/264-7400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, with Par Value of $1.00 Per Share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 12, 1999, was: $1,016,107,111, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 12, 1999, was: 61,083,054.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 29, 1999, for the May 11, 1999, Annual Meeting of Shareholders are incorporated by reference into Part III.

                    Index of Exhibits is located on Page 55.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                       PART I

                                                                                                               Page
                                                                                                               ----
Item    1.    Business..................................................................................         1

Item    2.    Properties................................................................................        11

Item    3.    Legal Proceedings.........................................................................        13

Item    4.    Submission of Matters to a Vote of Security Holders.......................................        13

              Table I - Executive Officers of the Registrant............................................        14


                                                      PART II

Item    5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................        15

Item    6.    Selected Financial Data -- Eleven-Year Summary............................................        16

Item    7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................        18

Item   7A.    Quantitative and Qualitative Disclosures About Market Risk................................        24

Item    8.    Financial Statements and Supplementary Data...............................................        24

Item    9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................................................        24


                                                     PART III

Item   10.    Directors and Executive Officers of the Registrant........................................        25

Item   11.    Executive Compensation....................................................................        25

Item   12.    Securities Ownership of Certain Beneficial Owners and Management..........................        25

Item   13.    Certain Relationships and Related Transactions............................................        25

                                                      PART IV

Item   14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................        26

Signatures    ..........................................................................................        28

Financial Statements....................................................................................        31

Financial Statement Schedules...........................................................................        54

Index of Exhibits.......................................................................................        55



                           ANNUAL REPORT ON FORM 10-K

                                     PART I


ITEM 1.  BUSINESS

GENERAL

      HON INDUSTRIES Inc. ("HON" or the "Company") is an Iowa corporation incorporated in 1944. The Company is a national manufacturer and marketer of office furniture and hearth products. Approximately 86% of fiscal year 1998 net sales was in office furniture and 14% in hearth products. A broad office furniture product offering is sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, and large regional contractors. In fiscal 1998, the Company had net sales of $1.7 billion, of which approximately $1.45 billion was attributable to office furniture products and $245 million was attributable to hearth products. Please refer to Operating Segment Information in the Notes to the Consolidated Financial Statements for further information about operating segments.

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

      A fourth wholly owned subsidiary, Hearth Technologies Inc., was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of wood-, pellet-, and gas-burning stoves and inserts, for a purchase price of $10.2 million. This acquisition is also being operated by Hearth Technologies Inc.

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

      During 1996, the Company sold its wholly owned subsidiary, Ring King Visibles, Inc. (January 24), a manufacturer and marketer of a limited line of personal computer accessories, and acquired Heat-N-Glo Fireplace Products, Inc. (October 2), a leading hearth products manufacturer, noted previously. The sale of Ring King Visibles, Inc. resulted in an after-tax gain of $2.0 million, and the purchase price of Heat- N-Glo totaled approximately $79 million.

      Since its inception, the Company has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement ("RCI") which focuses on streamlining design, manufacturing and administrative processes. The Company's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, and improved product quality and workplace safety. In addition, the Company's RCI efforts enable it to offer short average lead times, from receipt of order to shipment, for most of its products. The Company's ability to apply RCI techniques to reduce order cycle time, manufacturing costs, and enhance value allows its products to be sold at prices lower than those offered for competing products.

      The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to each of the largest nationwide chains of office products dealers, or "mega-dealers," which are Boise Cascade Corporation; BT Office Products International, Inc.; U.S. Office Products Company; Corporate Express Inc.; Office Depot Inc.--Business Services Division; and Staples Commercial Advantage, and to the Office Depot, Staples, and Office Max superstores. The Company offers reduced freight costs and complete order delivery, regardless of the order size or combination of products, by manufacturing at multiple locations and cross-docking products throughout the United States.

      The Company's product development efforts are focused on reducing the cost to manufacture existing products, and on designing new products that provide additional features and top quality. Over 44% of the Company's 1998 net sales were from products introduced in the past three years.

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

      For further financial-related information with respect to acquisitions, dispositions, and Company operations in general, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to the Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, Business Disposition, and Operating Segment Information.

      Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others, competition within the office furniture and fireplace industries; the relationship between supply and demand for value-priced office products, as well as direct vent gas- and wood-burning fireplaces; the effects of economic conditions; issues associated with the acquisition and integration of acquisitions; operating risks; the ability of the Company to realize cost savings and productivity improvements; the ability of the Company's distributors to successfully market and sell the Company's products; and the availability and cost of capital to finance planned growth; as well as the risks, uncertainties, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

INDUSTRY

     According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $12,350,000,000 in 1998, an increase of 7.8% over 1997. The Company believes that industry growth is driven by the continuing growth of the white collar work force, corporate profitability and the outlook for capital investment, and by changes in office technology and work patterns.

     The U.S. office furniture market consists of two primary segments--the project segment and the transactional segment. The project segment has traditionally been characterized by one-time sales of large quantities of office furniture to large corporations, such as for new office facilities, relocations, or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The process is often lengthy and generally has several manufacturers competing for the same projects. Overhead and support associated with the sales and customization efforts in this segment are major reasons why the prices for project office furniture have traditionally been relatively high.

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

GROWTH STRATEGY

     The Company's strategy is to build on its position as a leading manufacturer of value-priced office furniture and hearth products in North America. The components of this growth strategy are to introduce new value-priced products, continually improve productivity, leverage the distribution network, and pursue complementary strategic acquisitions.

EMPLOYEES/MEMBERS

     As of January 2, 1999, the Company employed approximately 9,800 persons, 9,500 of whom were members and 300 of whom were temporary personnel. Of the approximately 9,800 persons employed by the Company, 6,000 were in the Company's manufacturing operations. The Company employed approximately 500 members who were members of unions. The Company believes that its labor relations are good.

PRODUCTS

OFFICE FURNITURE

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

     The Company's office furniture products are generally available in contemporary as well as traditional styles, and are priced to sell in different channels of distribution and at different price points. The Company's products are offered in many models, sizes, designs, and finishes and are constructed from both wood and nonwood materials.

     The following is a description of the Company's major product categories and product lines:

   FILING CABINETS

     The Company offers a variety of filing options designed either to be integrated into and support the Company's office systems products or to function as free-standing furniture in commercial and home offices. The Company believes it is the largest manufacturer and marketer of mid-priced steel filing cabinets in the United States.

     The Company sells most of its free-standing files through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors. Higher priced files are sold through project-oriented office furniture dealers.

   SEATING

     The Company's seating line includes task chairs designed for different kinds of office work, such as secretarial, computer, clerical, laboratory and executive, guest chairs, conference and reception room seating, and stackable chairs. The chairs are available in a variety of frame colors, a multitude of fabrics, and a wide range of price points. Key customer criteria in seating includes superior ergonomics, aesthetics, comfort and quality.

     Gunlocke is one of the few remaining companies that continues to make curved wood legs, arms and backs through the steambending process, which produces strong and attractive seating components.

   OFFICE SYSTEMS

     The Company offers a complete line of office panel systems products in order to meet the needs of a variety of organizations. Systems may be used for team worksettings, private offices and open floor plans, and are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. The Company has experienced increased demand for furniture systems able to accommodate new work arrangements such as team workspaces and workspaces shared by several employees who are frequently out of the office. A typical installation of office panels often includes associated sales of seating, casegoods, files and accessories.

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

     The Company offers a variety of contemporary and traditional tables designed for use in conference rooms, private offices, training areas, team worksettings and open floor plans. Tables are produced in wood veneer and laminate and are available in numerous sizes, shapes and base styles.

HEARTH PRODUCTS

     The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplace and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N- Glo, Arrow-Dover, and Aladdin brand names. Products bearing these brands are marketed by the Company's three hearth products companies, Heatilator, Heat-N-Glo, and Aladdin. Each manufactures and markets its products separately and is part of the Company's Hearth Technologies Inc. subsidiary.

The Company's line of hearth products includes wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories. Heatilator and Heat-N-Glo are leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. Heat-N-Glo is the leader in "direct vent" fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive clothes-dryer-type vent through an outer wall. See Business - Intellectual Property.

MANUFACTURING

     The HON Company manufactures office furniture in California, Georgia, Iowa, Kentucky, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. BPI Inc. manufactures office furniture in California, North Carolina, and Washington. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Hearth Technologies Inc. manufactures hearth products in Iowa, Minnesota, Washington, and Alberta, Canada.

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

PRODUCT DEVELOPMENT

     The Company's product development efforts are primarily focused on reducing the cost to manufacture existing products and designing new products that provide additional features and quality. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $15.7 million, $15.4 million, and $10.4 million in product development during fiscal 1998, 1997 and 1996, respectively, and has budgeted in excess of $18 million for product development in fiscal 1999.

INTELLECTUAL PROPERTY

     As of January 2, 1999, the Company owned 165 U.S. and 102 foreign patents and had applications pending for 32 U.S. and 78 foreign patents. In addition, the Company holds registrations for 83 U.S. and 143 foreign trademarks and has applications pending for 55 U.S. and 37 foreign trademarks.

     The Company's principal office furniture products do not require frequent technical changes. The majority of the Company's patents are design patents which expire at various times depending on the patent's date of issuance. The Company believes that neither any individual patent nor the Company's patents in the aggregate are material to the Company's business as a whole.

     When Hearth Technologies Inc. acquired Heat-N-Glo in October 1996, it also acquired its patent for the design of a zero-clearance direct vent gas fireplace (the "direct vent patent"). The direct vent design replaces the traditional top-venting chimney system by permitting the exhaust pipe to traverse a structure's exterior wall. The sealed combustion chamber of the direct vent gas fireplace increases indoor air quality by using outside rather than inside air for combustion, and the direct vent design achieves 70% heating efficiency, which means that the patented direct vent gas fireplaces are an efficient alternative heat source in individual rooms. The direct vent gas fireplaces are highly versatile for use in home design because the direct vent design eliminates the need for a traditional chimney system with top venting, thus opening up the space above the fireplace for use. The Company currently offers numerous product designs that would not be possible without the direct vent technology. Additionally, since a chimney is not employed in the direct vent design, the cost of adding a new fireplace to a home is greatly reduced.

     The direct vent patent has been successfully enforced against numerous infringers. Hearth Technologies Inc. presently is engaged as a plaintiff in two patent infringement cases involving this patent. Final disposition of these cases is not likely for several years. Although the Company believes that the protection afforded by the direct vent patent is not vital to sustaining Hearth Technologies' gross profit margins on its direct vent gas fireplaces due to other technological innovations that support the direct vent design, the technology that underlies the patent is a significant distinguishing feature for the Company's products.

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

SALES AND DISTRIBUTION:  CUSTOMERS

     Over the last ten years, the office products and office furniture industries have experienced substantial consolidation as larger dealers have acquired smaller local and regional dealers. Consolidation permits large dealers to benefit from economies of scale, increased purchasing power, and the elimination of redundant management and overhead expenses. Larger dealers have also been able to take advantage of more sophisticated management techniques designed to enhance customer service, lower costs and increase operating efficiency. At the same time, office products superstores have emerged and replaced local retail office supply stores. The Company believes that these trends may continue to result in fewer, larger dealers and retailers as customers for the Company's products.

     In 1998, the Company's ten largest customers represented approximately 37% of its consolidated net sales. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on the Company's financial results than such events would have had prior to such consolidation. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

     As a result of these trends, the Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners. The second distribution channel comprises nationwide chains of office products dealers, or "mega-dealers," including Boise Cascade Corporation; BT Office Products International, Inc.; U.S. Office Products Company; Corporate Express Inc.; Office Depot Inc.--Business Services Division; and Staples Commercial Advantage. Many of the independent dealers and mega-dealer locations assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.

     The third distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, mega-dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to smaller regional wholesalers. Wholesalers maintain stocks of standard product lines for resale to dealers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to dealers anywhere in the country. One customer, United Stationers, accounted for approximately 12% of the Company's consolidated net sales in 1998, 1997, and 1996.

     The fourth distribution channel is retail stores, which include office products superstores such as Office Depot, Office Max, and Staples and warehouse clubs like Sam's Club and Costco.

     The fifth distribution channel consists of government-focused dealers that sell the Company's products to federal, state and local government offices in accordance with contract terms to which the Company has agreed.

     As of January 2, 1999, the Company's office furniture sales force consisted of 19 regional sales managers supervising 121 salespersons, plus approximately 40 firms of independent manufacturers' representatives who collectively provided national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

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

     The Company also makes export sales through HON Export Limited to approximately 150 office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. The Company has an international field sales organization consisting of a Vice President of Sales and Marketing and four regional managers. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 1998.

     Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

     Hearth Technologies Inc. sells its fireplace and stove products through approximately 3,000 dealers and 520 distributors. The company has a field sales organization of 14 regional sales managers supervising 36 salespersons and 7 firms of independent manufacturers' representatives.

     As of January 2, 1999, the Company has an order backlog of approximately $97.8 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $106.4 million as of January 3, 1998, and $59.1 million as of December 28, 1996. Backlog, in terms of percentage of net sales, was 5.8%, 7.8%, and 5.9% for fiscal years 1998, 1997, and 1996, respectively. The Company's products are manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

     For a discussion of the seasonal nature of the Company's sales, see Operating Segment Information in the Notes to the Consolidated Financial Statements.

COMPETITION

     The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc.; Anderson-Hickey Co., Globe Business Furniture and United Chair, Inc., divisions of Haworth, Inc.; National Office Furniture, a division of Kimball Office Furniture Co.; and High Point Furniture Industries, Inc. Second, the Company competes with a small number of large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc. Some of these large competitors have substantially greater assets, resources and capabilities in the traditional project market than the Company. Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place and have developed, and may continue to develop, value-priced product designs to compete with the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in its markets in the future.

     Hearth products, consisting of prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. A limited number of manufacturers, however, are predominant in this relatively small industry. The Company competes primarily against the larger manufacturers which include CFM/Majestic Inc. (a Canadian company), Lennox Industries Inc. (Superior and Marco brands), Martin Industries Inc., and Fireplace Manufacturers Inc. (FMI).

     Both office furniture and hearth products compete on the basis of price, product performance, product quality, complete and on-time delivery to the customer, and customer service and support. The Company believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Company's significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

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

EFFECTS OF INFLATION

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

ENVIRONMENTAL

     The Company is subject to a variety of environmental laws and regulations governing discharges of air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur material costs to comply with such regulations. The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Company's environmental professionals work with responsible personnel at each manufacturing facility, the Company's environmental legal counsel, and consultants on the management of environmental, health and safety issues. The Company's ultimate goal is to reduce and, when practical, eliminate the creation of hazardous waste in its manufacturing processes.

         Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 1999 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

         For additional information about the Company's environmental matters, refer to Item 3. Legal Proceedings and the Contingencies note in the Notes to the Consolidated Financial Statements.

BUSINESS DEVELOPMENT

         The development of the Company's business during the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States and Canada which house manufacturing and distribution operations and offices totaling an aggregate of approximately 8.2 million square feet. Of this total, approximately
1.9 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

         Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

         The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

                            APPROXIMATE       OWNED OR        DESCRIPTION
    LOCATION                SQUARE FEET        LEASED            OF USE
    --------                -----------       --------        -----------
Cedartown, Georgia            547,014          Owned      Manufacturing non-wood
                                                          casegoods office
                                                          furniture(1)

Chester, Virginia             382,082          Owned /    Manufacturing non-wood
                                              Leased (2)  casegoods office
                                                          furniture(1)

Florence, Alabama             308,763          Owned      Manufacturing non-wood
                                                          casegoods office furniture

Jackson, Tennessee            301,000         Leased      Manufacturing parts for
                                                          office furniture(1)

Jackson, Tennessee            155,000         Leased      Manufacturing non-wood
                                                          office seating

Lake City, Minnesota          235,000         Leased      Manufacturing metal
                                                          prefabricated fireplaces(1)

Louisburg, North Carolina     176,354          Owned      Manufacturing wood
                                                          casegoods office furniture

Milan, Tennessee              358,000         Leased      Manufacturing systems
                                                          office furniture

Mt. Joy, Iowa                 182,653         Leased      Warehousing office
                                                          furniture

Mt. Pleasant, Iowa            288,006          Owned      Manufacturing metal
                                                          prefabricated fireplaces(1)

Muscatine, Iowa               286,000          Owned      Manufacturing non-wood
                                                          casegoods office
                                                          furniture(1)

Muscatine, Iowa               397,284          Owned      Warehousing office
                                                          furniture(1)

Muscatine, Iowa               236,100          Owned      Manufacturing wood
                                                          casegoods office furniture

Muscatine, Iowa               142,850          Owned      Manufacturing systems
                                                          office furniture


Muscatine, Iowa               342,850          Owned      Manufacturing systems
                                                          office furniture

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

Owensboro, Kentucky           311,575          Owned      Manufacturing wood office
                                                          seating

South Gate, California        520,270          Owned      Manufacturing non-wood
                                                          casegoods and seating
                                                          office furniture(1)

Sulphur Springs, Texas        155,690          Owned      Manufacturing non-wood
                                                          casegoods office furniture

Wayland, New York             692,226          Owned      Manufacturing wood
                                                          casegoods and seating
                                                          office furniture(1)

West Hazleton, Pennsylvania   268,800          Owned      Manufacturing non-wood
                                                          casegoods office furniture

Williamsport, Pennsylvania    147,265          Owned      Manufacturing wood office
                                                          seating and casegoods

Winnsboro, South Carolina     181,523          Owned      Manufacturing non-wood
                                                          office seating

Verona, Mississippi           257,000          Owned      Manufacturing systems
                                                          office furniture

------------------
(1)  Also includes a regional warehouse/distribution center.
(2)  A capital lease.

     Other Company manufacturing and distribution facilities, under 100,000 square feet in size, are located in Muscatine and Mt. Pleasant, Iowa; Van Nuys and Santa Ana, California; Kent, Washington; Salisbury, North Carolina; Richmond, Virginia; Savage, Minnesota; Colville, Washington; and Calgary, Alberta, Canada. These facilities total approximately 986,000 square feet with approximately 856,000 square feet used for the manufacture and distribution of office furniture and approximately 130,000 square feet for hearth products. Of this total, approximately 560,600 square feet are leased. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

     As of January 2, 1999, the Company has approximately 371,000 additional square feet of office, production and warehousing space in various stages of construction at four existing plant sites which are scheduled for completion during 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain continuing activities in Pennsylvania to clean-up environmental contamination at one site formerly owned by a subsidiary of the Company. The Pennsylvania environmental authorities are supervising this activity. The costs associated with this site are primarily related to the operation of a groundwater remediation system. These costs have not had a material effect on the financial condition or results of operations of the Company.

     The Company was a party, along with three other potentially responsible parties, to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 29, 1994 (the "Order") by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California (the "Firestone Site"). The Order expired by operation of law at the end of 1998. The DTSC has indicated that it may issue another order relating to the Firestone Site, naming the Company and the other parties to Order. However, to date it has not done so. The Company has denied liability, asserting that any contamination on the property relates to operations conducted by others before the Company purchased the property. Investigation and clean-up work at the Firestone Site is being conducted by Bridgestone/Firestone, Inc. pursuant to a work plan approved by DTSC in 1995, and the Company believes they will continue to do so at their own expense. Expenditures by the Company to date have not had a material effect on the Company's financial condition or results of operations.

     Due to such factors as the wide discretion of regulatory authorities regarding clean-up levels and uncertain allocation of liability at multiple party sites, estimates made prior to the approval of a formal plan of action represent management's best judgment as to estimates of reasonably foreseeable expenses based upon average remediation costs at comparable sites. The Company, therefore, has accrued liabilities reflecting management's current, best estimate of the eventual future cost of the Company's anticipated share of remediation costs. That estimate is based upon estimated ranges of remediation costs, the existence of other potentially responsible parties to share in such costs who are financially viable, the Company's experience to date in relation to the determination of its allocable share, the knowledge of the Company that it did not contribute contamination to the sites, and the anticipated periods of time over which such costs may be paid. Recovery of these costs from insurance is not expected. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial position or results of operations.

     For additional information on legal proceedings involving the Company, refer to the Contingencies note included in the Notes to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                 PART I, TABLE I

      EXECUTIVE OFFICERS OF THE REGISTRANT.                                            (Information as of January 2, 1999)
      -------------------------------------
                                     FAMILY                                     POSITION        OTHER BUSINESS EXPERIENCE
     NAME                      AGE   RELATIONSHIP       POSITION                HELD SINCE      DURING PAST FIVE YEARS
     ----                      ---   ------------       --------                ----------      -------------------------
Jack D. Michaels               61       None          Chairman of the Board          1996       Chairman, President and Chief
                                                      President                      1990       Executive Officer.
                                                      Chief Executive Officer        1991
                                                      Director                       1990

Jeffrey D. Fick                37       None          Vice President,                1997       Secretary and Acting General
                                                      Member and Community                      Counsel (1997); Senior Counsel,
                                                      Relations                                 (1994-97), HON INDUSTRIES Inc.;
                                                                                                Attorney, Gray, Plant, Mooty, Mooty
                                                                                                & Bennett, a law firm (1986-94).

James I. Johnson               50       None          Vice President,                1997       General Counsel and Secretary,
                                                      General Counsel                           Norand Corporation, a portable data
                                                                                                computing company (1990-97).
                                                      and Secretary

George J. Koenigsaecker III    53       None          President, The HON             1995       Executive Vice President,
                                                      Company                                   Operations, The HON Company
                                                                                                (1992-95); Senior Vice President,
                                                                                                HON INDUSTRIES Inc. (1995).

Melvin L. McMains              57       None          Vice President and             1998       Controller (1980-present),
                                                      Controller                     1980       HON INDUSTRIES Inc.

Thomas K. Miller               60       None          Vice President,                1996       Vice President, Marketing and
                                                      Marketing and                             Distribution, (1996); Vice
                                                      International                             President, Strategic Development-
                                                      President,                                Office Depot (1995-96),
                                                      HON Export Limited             1996       HON INDUSTRIES Inc.; President,
                                                                                                Ring King Visibles, Inc. (1991-96).

David W. Strohl                55       None          Vice President,                1993       Vice President, Technical
                                                      Technical Development                     Development


David C. Stuebe                58       None          Vice President and             1994       President, CEO, and Director,
                                                      Chief Financial Officer                   Diversified Industries, Inc., a
                                                                                                recycler of precious metals and
                                                                                                electronic system components
                                                                                                (1990-94).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI. The Company moved to the NYSE, effective July 2, 1998, from the Nasdaq National Market System where the stock had traded under the symbol HONI. As of year-end 1998, the Company had 5,877 stockholders of record.

     Effective June 26, 1998, Harris Trust and Savings Bank, Chicago, Illinois, began service as the Company's transfer agent and registrar of its common stock. Previously, the Company had served as its own stock transfer agent. Shareholders may report a change of address or make inquiries by writing or calling: Harris Trust and Savings Bank, P. O. Box A3504, Chicago, IL 60690-3504 or telephone 312/360-5346.

     Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to the Consolidated Financial Statements filed as part of this report.

     The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Dividends have been paid each quarter since the Company paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 26% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.


HON INDUSTRIES Inc. and Subsidiaries

ITEM 6.  SELECTED FINANCIAL DATA -- ELEVEN-YEAR SUMMARY


                                                                                1998           1997            1996
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
   Income from Continuing Operations..............................             $1.72          $1.45       $    1.13
   Income from Discontinued Operations............................                 -              -               -
   Cumulative Effect of Accounting Changes........................                 -              -               -
   Gain on Sale of Discontinued Operations........................                 -              -               -
   Net Income.....................................................              1.72           1.45            1.13
   Cash Dividends.................................................               .32            .28             .25
   Book Value.....................................................              7.54           6.19            4.25
   Net Working Capital............................................              1.19           1.53             .89

OPERATING RESULTS (Thousands of Dollars)
   Net Sales......................................................        $1,696,433     $1,362,713       $ 998,135
   Cost of Products Sold..........................................         1,172,997        933,157         679,496
   Gross Profit...................................................           523,436        429,556         318,639
   Interest Expense...............................................            10,658          8,179           4,173
   Income from Continuing Operations before Income Taxes..........           170,109        139,128         105,267
   Income before Income Taxes as a % of Net Sales.................             10.03%         10.21%          10.55%
   Federal and State Income Taxes.................................        $   63,796     $   52,173       $  37,173
   Effective Tax Rate for Continuing Operations...................            37.50%          37.50%          35.31%
   Income from Continuing Operations..............................        $  106,313     $   86,955       $  68,094
   Income from Continuing Operations as a % of Net Sales..........              6.27%          6.38%           6.82%
   Income before Cumulative Effect of Accounting Changes..........        $  106,313     $   86,955       $  68,094
   Income from Discontinued Operations............................                 -              -               -
   Net Income.....................................................           106,313         86,955          68,094
   Cash Dividends and Share Purchase Rights Redeemed..............            19,730         16,736          14,970
   Addition to (Reduction of) Retained Earnings...................            86,583         37,838          33,860
   Net Income Applicable to Common Stock..........................           106,313         86,955          68,094
   % Return on Average Shareholders' Equity.......................             25.20%         27.43%          29.06%
   Depreciation and Amortization..................................        $   52,999     $   35,610       $  25,252

DISTRIBUTION OF NET INCOME
   % Paid to Shareholders.........................................             18.56%         19.25%          21.98%
   % Reinvested in Business.......................................             81.44%         80.75%          78.02%

FINANCIAL POSITION (Thousands of Dollars)
   Current Assets.................................................       $   290,329     $  295,150       $ 205,527
   Current Liabilities............................................           217,438        200,759         152,553
   Working Capital................................................            72,891         94,391          52,974
   Net Property, Plant, and Equipment.............................           444,177        341,030         234,616
   Total Assets of Continuing Operations..........................           864,469        754,673         513,514
   Total Assets of Discontinued Operations - Net..................                 -              -               -
   Total Assets...................................................           864,469        754,673         513,514
   % Return on Beginning Assets Employed..........................             23.74%         28.27%          25.93%
   Long-Term Debt and Capital Lease Obligations...................       $   135,563     $  134,511       $  77,605
   Shareholders' Equity...........................................           462,022        381,662         252,397
   Retained Earnings..............................................           351,786        265,203         227,365
   Current Ratio..................................................              1.34           1.47            1.35

CURRENT SHARE DATA
   Number of Shares Outstanding at Year-End.......................        61,289,618     61,659,316      59,426,530
   Weighted-Average Shares Outstanding During Year................        61,649,531     59,779,508      60,228,590
   Number of Shareholders of Record at Year-End...................             5,877          5,399           5,319

OTHER OPERATIONAL DATA
   Capital Expenditures - Net (Thousands of Dollars)..............       $   149,717     $   85,491       $  44,684
   Members (Employees) at Year-End....................................         9,824*         9,390*          6,502*


*INCLUDES ACQUISITIONS COMPLETED DURING YEAR.


         1995           1994           1993            1992           1991           1990            1989           1988
------------------------------------------------------------------------------------------------------------------------
        $ .67          $ .87          $ .69           $ .59          $ .51          $ .65           $ .39          $ .34
            -              -              -               -              -              -               -            .02
            -              -            .01               -              -              -               -              -
            -              -              -               -              -              -               -            .11
          .67            .87            .70             .59            .51            .65             .39            .47
          .24            .22            .20             .19            .18            .15             .12            .10
         3.56           3.17           2.83            2.52           2.32           2.03            1.88           1.98
         1.07           1.27           1.23            1.23           1.07            .82             .83           1.29


     $893,119       $845,998       $780,326        $706,550       $607,710       $663,896        $602,009       $532,456
      624,700        573,392        537,828         479,179        411,168        458,522         409,942        366,599
      268,419        272,606        242,498         227,371        196,542        205,374         192,067        165,857
        3,569          3,248          3,120           3,441          3,533          3,611           3,944          4,188
       65,517         86,338         70,854          61,893         52,653         69,085          44,656         41,919
        7.34%         10.21%          9.08%           8.76%          8.66%         10.41%           7.42%          7.87%
    $  24,419      $  31,945       $ 26,216        $ 23,210       $ 19,745       $ 25,907        $ 17,193       $ 16,139
       37.27%         37.00%         37.00%          37.50%         37.50%         37.50%          38.50%         38.50%
    $  41,098      $  54,393       $ 44,638        $ 38,683       $ 32,908       $ 43,178        $ 27,463       $ 25,780
        4.60%          6.43%          5.72%           5.47%          5.42%          6.50%           4.56%          4.84%
    $  41,098      $  54,393       $ 44,638        $ 38,683       $ 32,908       $ 43,178        $ 27,463       $ 25,780
            -              -              -               -              -              -               -          9,515
       41,098         54,156         45,127          38,683         32,908         43,178          27,463         35,295
       14,536         13,601         12,587          12,114         11,656          9,931           8,298          7,956
       18,863         13,563         17,338          26,569         18,182       (11,952)        (17,444)         20,986
       41,098         54,156         45,127          38,683         32,908         43,178          27,463         35,295
       20.00%         28.95%         26.35%          24.75%         23.41%         33.24%          19.92%         25.77%
     $ 21,416      $  19,042       $ 16,631        $ 15,478       $ 14,084       $ 13,973        $ 12,866       $ 11,860


       35.37%         25.11%         27.89%          31.32%         35.42%         23.00%          30.22%         22.54%
       64.63%         74.89%         72.11%          68.68%         64.58%         77.00%          69.78%         77.46%


     $194,183       $188,810       $188,419        $171,309       $150,901       $146,591        $162,576       $175,367
      128,915        111,093        110,759          91,780         82,275         93,465         106,104         78,787
       65,268         77,717         77,660          79,529         68,626         53,126          56,472         96,580
      210,033        177,844        157,770         145,849        125,465        124,603         114,116         94,339
      409,518        372,568        352,405         322,746        280,893        276,984         284,322        275,928
            -              -              -               -              -              -               -              -
      409,518        372,568        352,405         322,746        280,893        276,984         284,322        275,928
       17.91%         24.72%         22.14%          22.18%         19.66%         24.00%          16.32%         18.46%
    $  42,581      $  45,877      $  45,916       $  50,961      $  32,734      $  37,250       $  36,996      $  37,863
      216,235        194,640        179,553         163,009        149,575        131,612         128,203        147,549
      193,505        174,642        161,079         143,741        117,172         98,990         110,942        128,386
         1.51           1.70           1.70            1.87           1.83           1.57            1.53           2.23


   60,788,674     61,349,206     63,351,692      64,737,912     64,417,370     64,769,794      68,194,176     74,647,164
   60,991,284     62,435,450     64,181,088      65,517,990     64,742,976     66,220,810      69,632,100     74,853,672
        5,479          5,556          4,653           4,534          4,466          4,331           4,124          4,134


    $  53,879      $  35,005       $ 27,541        $ 26,626       $ 13,907       $ 20,709        $ 12,807       $ 10,299
        5,933          6,131          6,257           5,926          5,599          6,073           6,385          5,423


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Company's statements of income for the periods indicated.


                                                                       Fiscal
                                                        -------------------------------------
                                                        1998             1997            1996
                                                        ----             ----            ----
Net sales...................................         100.0%             100.0%           100.0%
Cost of products sold.......................           69.1              68.5             68.1
                                                     ------            ------           ------
Gross profit................................           30.9              31.5             31.9

Selling and administrative expenses.........           20.3              20.9             21.6
Gain on sale of subsidiary..................                 -                 -           0.3
                                                     ---------         ---------        -------

Operating income............................           10.6              10.6             10.6
Interest expense (net)......................             .5                .4               .1
                                                     --------          --------         --------
Income before income taxes..................           10.1              10.2             10.5
Income taxes................................             3.8               3.8             3.7
                                                     -------           -------          -------
Net income..................................             6.3%              6.4%            6.8%


The Company has two reportable core operating segments: office furniture and hearth products. The Operating Segment Information note, included in the Notes to Consolidated Financial Statements, provides more detailed financial data with respect to these two segments.

FISCAL YEAR ENDED JANUARY 2, 1999, COMPARED TO FISCAL YEAR ENDED JANUARY 3, 1998

NET SALES

Net sales, on a consolidated basis, increased by 24% to $1.7 billion in 1998 from $1.36 billion in the prior year even though fiscal year 1998 was a normal 52-week year compared to 1997 being a 53-week year. The Company increased sales in both core operating segments due to the continued focus on superior customer service, rapid introduction of new innovative and compelling value products, and acquisitions. Office furniture net sales increased 25% in 1998 to $1.5 billion from $1.16 billion in 1997. Net sales of hearth products increased 20% to $245.1 million in 1998 from $204.5 million in 1997. Both core operating segments experienced another year of strong growth during 1998. The office products industry reported an annual growth rate of 8% and hearth products an estimated 10%. The Company's most recent five-year compounded annual growth rate is 17% in net sales.

GROSS PROFIT

Gross profit increased 22% to $523.4 million in 1998 from $429.6 million in the prior year. Gross margin decreased to 30.9% for 1998 compared to 31.5% for 1997. This decrease was due to selling price reductions on select products to increase sales volume, which were only partially offset by productivity gains, and the adverse impact of the Allsteel acquisition not achieving the Company's margin standards as rapidly as projected.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 21% to $344.3 million from $284.4 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 20.3% in 1998 from 20.9% in 1997. Management places major emphasis on controlling and reducing selling and administrative expenses. The Company expects to leverage these costs as sales grow, however, increased costs to meet competitive conditions offset a portion of the efficiency and leveraging gains.

Selling and administrative expenses include freight expense to the customer, product development costs and amortization expenses of intangible assets. The Selling and Administrative Expenses note, included in the Notes to Consolidated Financial Statements, provides further information regarding the comparative expense levels for these major expense items.

OPERATING INCOME

Operating income increased by 23% to $179.2 million in 1998 from $145.2 million in 1997. The increase is due to increased sales and lower selling and administrative expenses as a percent of sales.

NET INCOME

Net income increased by 22% to $106.3 million in 1998 from $87.0 million in 1997. This increase is a result of the higher operating income being partially offset by an increase in interest expense associated with acquisition and capital expenditures.

Net income per common share increased by 19% to $1.72 in 1998 from $1.45 in 1997. Average shares outstanding increased to 61.6 million in 1998 from 59.8 million in 1997 as a result of the weighting of the October 1997 primary stock offering.

FISCAL YEAR ENDED JANUARY 3, 1998, COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1996

NET SALES

Net sales, on a consolidated basis, increased by 37% to $1.36 billion in 1997 from $998.1 million in the prior year. The Company increased net sales in both core segments by offering compelling value products through a combination of broad selection, features, quality, price and service. Office furniture products net sales increased 31% in 1997 to $1.16 billion from $887.3 million in 1996 due in part from the Company's acquisitions of Allsteel Inc.; Bevis Custom Furniture, Inc.; and Panel Concepts, Inc. Hearth products net sales increased 84% in 1997 to $204.5 million from $110.8 million in 1996 due in part to the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc. Both core industry segments experienced strong growth during 1997. The office products industry reported an annual growth rate of 15% and hearth products an estimated 10%. The Company's compounded annual growth rate for the five-year period of 1993 to 1997 was 14% in net sales while the overall office furniture industry's sales growth rate was 8%. No comparable industry growth data is available for the hearth products industry.

GROSS PROFIT

Gross profit increased by 35% to $429.6 million in 1997 from $318.6 million in the prior year. Gross margin decreased to 31.5% for 1997 compared to 31.9% for 1996. This lower margin is due to the combination of productivity gains and cost control initiatives being more than offset by strategic selling price reductions on select products to increase market share and the impact of lower operating margins for certain 1997 acquisitions.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 32% to $284.4 million from $215.6 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 20.9% in 1997 from 21.6% in 1996. This decrease was a result of continued commitment to develop more efficient business processes which have improved member productivity, stringent control of expenses, and increased efficiencies associated with higher net sales. However, these results were partially offset by increased freight costs due to growth of unit volume, increased distribution costs for new warehouse capacity and product handling technologies that facilitate providing a higher level of service to customers, and the ongoing commitment to developing and marketing new products.

This expense category, in addition to freight expense to the customer, also includes major costs related to product development and amortization expense of intangible assets. The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

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

Net income per common share increased by 32% to $1.45 in 1997 from $1.10, excluding a nonrecurring after-tax gain of $0.03 per share in 1996. Average common shares outstanding decreased to 59.8 million in 1997 from 60.2 million in 1996.


FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1995

NET SALES

Net sales, on a consolidated basis, increased by 12% to $998.1 million in 1996 from $893.1 million in the prior year. The increase in net sales for both core business segments was due to the Company's offering of an ongoing stream of innovative and quality new products and a commitment to manufacturing excellence. Office furniture products net sales increased 8% in 1996 to $887.3 million from $818.9 million in 1995. Hearth products net sales increased 49% in 1996 to $110.8 million from $74.2 million in 1995 due in part to the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc.

GROSS PROFIT

Gross profit increased by 19% to $318.6 million in 1996 from $268.4 million in the prior year. The increase in gross profit is primarily attributable to the Company's sales growth in both operating segments, which has been driven by unit sales growth as opposed to pricing growth. Gross profit margin increased to 31.9% for 1996 compared to 30.1% for 1995. This increase was a result of the elimination of production inefficiencies associated with two operations closed during 1995 and increased production unit volume, productivity improvements, and effective cost control efforts, partially offset by continued price reductions on many of the Company's products.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 7% to $215.6 million in 1996 from $201.7 million in the prior year. Selling and administrative expenses as a percentage of net sales decreased to 21.6% in 1996 from 22.6% in 1995. This decrease was a result of continued implementation of the Company's Rapid Continuous Improvement process, which led to more efficient business processes and increased efficiencies associated with higher net sales. These decreases were partially offset by increases in marketing programs, greater use of cooperative advertising programs, freight costs escalating at a more rapid rate than product price increases, and additional costs of pursuing a proactive acquisition strategy.

OPERATING INCOME

Operating income increased by 54% to $103.0 million (excluding a nonrecurring pre-tax gain on the sale of a subsidiary of $3.2 million) in 1996 from $66.7 million in 1995. The increase is a result of the increase in gross profit and lower selling and administrative expenses as a percentage of net sales.

NET INCOME

Net income, excluding the $2.0 million nonrecurring after-tax gain on the sale of a subsidiary, increased by 61% to $66.1 million in 1996 from $41.1 million in the prior year. This increase is primarily attributable to increased operating income, lower net interest expense and a lower effective income tax rate. The effective tax rate was 35.3% for 1996 compared to 37.3% for 1995. The rate for 1996 was favorably impacted by non-recurring income tax credits of $2.1 million, or $0.04 per share, recorded in the third quarter of 1996.

Net income per common share increased by 64% to $1.10 (excluding a nonrecurring after-tax gain of $0.03 per share) in 1996 from $0.67 for 1995. The Company's net income per share performance for 1996 benefited from the Company's common stock repurchase program.

During 1995 and 1996, the Company closed, consolidated, and sold several operations in an effort to concentrate further on its core strengths. In addition, the Company resolved several litigation uncertainties, reduced its work force, addressed several asset realization concerns, and benefited from special tax credits. The net effect of these nonrecurring business events was to reduce annual net income by $3.3 million, or $0.05 per share, in 1996, and $4.8 million, or $0.08 per share, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, cash from operations was $146.8 million which provided the funds necessary to meet working capital needs, help finance acquisitions, invest in capital improvements, repay long-term debt, and pay increased dividends.

CASH MANAGEMENT

Cash, cash equivalents, and short-term investments totaled $17.7 million compared to $46.3 million at the end of 1997 and $32.7 million at the end of 1996. These funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvement, and internal growth.

The Company places special emphasis on the management and reduction of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communications with them. Trade receivable days outstanding have averaged about 36 days over the past three years. Inventory levels and turns continue to improve as a function of reducing production cycle times. Inventory turns have been in the 17 to 18 range over the past three years with 1998 reaching 18.4 turns.

The Company had a cash infusion during the fourth quarter of 1997 from its primary offering of 2,300,000 shares of common stock at an offering price of $26 per share. This transaction netted the Company approximately $56.8 million which was used to finance acquisitions and to repay a portion of debt associated with acquisitions.

CAPITAL EXPENDITURE INVESTMENTS

Capital expenditures, net of disposals, were $149.7 million in 1998, $85.5 million in 1997, and $44.7 million in 1996. Expenditures during 1998, 1997, and 1996 have been consistently focused on machinery and equipment and facility expansion needed to support new products, process improvements, cost- saving initiatives, and creating additional production and warehousing capacity.

ACQUISITIONS

In February 1998, the Company completed the acquisition of Aladdin Steel Products, Inc. for a purchase price of approximately $10.2 million. This acquisition allowed the Company to strengthen its position in the hearth products market. During 1997, the Company completed three office furniture acquisitions: Allsteel Inc. in June; Bevis Custom Furniture, Inc. in November; and Panel Concepts, Inc. in December for a combined purchase price of approximately $119.5 million. In October 1996, the Company acquired Heat-N-Glo Fireplace Products, Inc., a leading hearth products manufacturer, for a purchase price of approximately $79 million. These acquisitions were accounted for under the purchase method of accounting and financed by a combination of cash and long-term debt.

LONG-TERM DEBT

Long-term debt, including capital lease obligations, was 23% of total capitalization at January 2, 1999, 26% at January 3, 1998, and 24% at December 28, 1996. The Company does not expect future capital resources to be a constraint on planned growth. Significant additional borrowing capacity is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future capital needs.

CASH DIVIDENDS

Cash dividends were $0.32 per common share for 1998, $0.28 for 1997, and $0.25 for 1996. Further, the Board of Directors announced an 18.8% increase in the quarterly dividend from $0.08 to $0.095 per common share effective with the March 1, 1999, dividend payment. The previous quarterly dividend increase was from $0.07 to $0.08, effective with the February 28, 1998, dividend payment. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 26% of prior year earnings.

STOCK SPLIT

On February 11, 1998, the Board of Directors announced a two-for-one stock split in the form of a 100 percent stock dividend that was paid on March 27, 1998, to shareholders of record on March 6, 1998. Shareholders received one share of common stock for each share held on the record date.

COMMON SHARE REPURCHASES

During 1998, the Company repurchased 529,284 shares of its common stock at a cost of approximately $12.2 million, or an average price of $23.04. As of January 2, 1999, approximately $62.5 million of the $70.0 million authorized for repurchases remained unspent. During 1997, the Company repurchased 183,154 shares at a cost of approximately $4.1 million, or an average price of $22.30. During 1996, the Company repurchased 1,507,600 shares at a cost of approximately $21.9 million, or an average price of $14.54.

LITIGATION AND UNCERTAINTIES

The Company is involved in various legal actions arising in the course of business. These uncertainties are referenced in the Contingencies note included in the Notes to Consolidated Financial Statements.

YEAR 2000 ISSUE

The Company is actively working a comprehensive Year 2000 (Y2K) readiness plan. The primary mission of the plan is to maintain business continuity by giving priority remediation and resolution to any Year 2000 issue, whether internally or externally based, that may disrupt or compromise normal business operations.

The project is focused on three business fronts: (1) information technology
(IT), which encompasses traditional computer hardware, software and related networks; (2) operations, which encompass material suppliers and embedded chips used by facility, production, and distribution machinery, equipment, and support processes; and (3) customers and other nonoperational service providers.

Remediation progress achieved to date has been primarily in the information technology area, which has benefited from having the earliest start. The other two focus areas are in various stages of identifying potential remediation targets, solutions, and confirmation procedures.

The IT issues addressed to date have been minor. Potential operational issues have been identified and are being aggressively pursued. None appear at this time to constitute a serious threat to the Company's Y2K business continuity mission. Customers and other nonoperational service providers represent a unique challenge inasmuch as the Company must rely primarily on individual Year 2000 readiness disclosures. In most instances, the Company is unable to independently confirm readiness. However, no customer or service provider has been identified as constituting a serious threat to the business continuity mission. Total incremental out-of-pocket project remediation-related costs incurred through January 2, 1999, were less than $100,000. Internal project costs were negligible.

All three project focus areas are on schedule to be completed during the second and third quarter of 1999, leaving the fourth quarter of 1999 primarily for follow-up compliance testing and contingency planning as needed. The Company is estimating its total incremental out-of-pocket project costs will not exceed the $1 million range, including some costs that, because of their nature, will be capitalized. All costs associated with this project are being expensed or capitalized in the period incurred.

While the Company at this time does not expect any material business interruptions due to Year 2000 issues, even with the best of plans and the best follow-through efforts, there may be a variety of potential business risks. Management believes these business risks include, but are not necessarily limited to the following: higher than expected remediation costs, exclusion of coverage by insurers for losses/damages attributable to Year 2000 issues, loss of production, loss of sales, and litigation risk.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material financial exposure to the various financial instrument market risks covered under this rule. Currently, the Company has no derivative financial instruments or off-balance sheet financing arrangements. For information related to the Company's long-term debt, refer to the Long- Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

     The Summary of Unaudited Quarterly Results of Operations follows the Notes to the Consolidated Financial Statements filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference. For information with respect to executive officers of the Company, see Part I, Table I "Executive Officers of the Registrant."

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

         (a)  (1)  FINANCIAL STATEMENTS

                   The following consolidated financial statements of HON
              INDUSTRIES Inc. and Subsidiaries included in the Company's 1998 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:



                                                                                                 PAGE
              Report of Independent Public Accountants..................................          31

              Consolidated Statements of Income for the Years Ended
              January 2, 1999; January 3, 1998; and December 28, 1996...................          32

              Consolidated Balance Sheets -- January 2, 1999; January 3, 1998;
              and December 28, 1996 ....................................................          33

              Consolidated Statements of Shareholders' Equity for the Years
              Ended January 2, 1999; January 3, 1998; and  December 28, 1996............          34

              Consolidated Statements of Cash Flows for the Years Ended
              January 2, 1999; January 3, 1998; and December 28, 1996...................          35

              Notes to Consolidated Financial Statements................................          36

              Investor Information......................................................          52


              (2)  FINANCIAL STATEMENT SCHEDULES

                   The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

              Schedule II     Valuation and Qualifying Accounts for the
                              Years Ended January 2, 1999; January 3, 1998; and
                              December 28, 1996.........................................         54

                   All other schedules for which provision is made in the
              applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (b)  REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

         (c)  EXHIBITS

              An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 55. The following exhibits are filed herewith:


                                                                                              Page(s) in
              EXHIBIT                                                                          FORM 10-K
                 (21)   Subsidiaries of the Registrant..................................          58

                 (23)   Consent of Independent Public Accountants.......................          59

                 (27)   Financial Data Schedule.........................................          60


         (d)   FINANCIAL STATEMENT SCHEDULES

               See Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HON INDUSTRIES Inc.



Date: March 29, 1999                            By  /s/ JACK D. MICHAELS
                                                --------------------------------
                                                Jack D. Michaels
                                                Chairman, President and CEO








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






         SIGNATURE                                       TITLE                                     DATE
         ---------                                       -----                                     ----



/s/ JACK D. MICHAELS                             Chairman, President and CEO,                      3/29/99
--------------------                             Principal Executive Officer,
Jack D. Michaels                                 and Director


/s/ MELVIN L. MCMAINS                            Vice President and Controller and                 3/29/99
---------------------                            Principal Accounting Officer
Melvin L. McMains

/s/ DAVID C. STUEBE                              Vice President and                                3/29/99
---------------------                            Chief Financial Officer
David C. Stuebe





         SIGNATURE                                    TITLE                                         DATE
         ---------                                    -----                                         ----

/s/ ROBERT W. COX                                   Director                                       3/29/99
--------------------------
Robert W. Cox


/s/ W AUGUST HILLENBRAND                            Director                                       3/29/99
--------------------------
W August Hillenbrand


/s/ STANLEY M. HOWE                                 Director                                       3/29/99
--------------------------
Stanley M. Howe


/s/ ROBERT L. KATZ                                  Director                                       3/29/99
--------------------------
Robert L. Katz


/s/ CELESTE C. MICHALSKI                            Director                                       3/29/99
--------------------------
Celeste C. Michalski


/s/ MOE S. NOZARI                                   Director                                       3/29/99
--------------------------
Moe S. Nozari


/s/ FRANK S. PTAK                                   Director                                       3/29/99
--------------------------
Frank S. Ptak


/s/ RICHARD H. STANLEY                              Director                                       3/29/99
--------------------------
Richard H. Stanley


/s/ BRIAN E. STERN                                  Director                                       3/29/99
--------------------------
Brian E. Stern


/s/ LORNE R. WAXLAX                                 Director                                       3/29/99
--------------------------
Lorne R. Waxlax


                                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
HON INDUSTRIES Inc.


We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of January 2, 1999, January 3, 1998, and December 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of January 2, 1999, January 3, 1998, and December 28, 1996, and the results of its operations and its cash flows for each of the three fiscal years then ended, in conformity with generally accepted accounting principles.






                                                             Arthur Andersen LLP

Chicago, Illinois
February 1, 1999



HON INDUSTRIES Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME



FOR THE YEARS                                                  1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Net sales.........................................        $1,696,433,000     $1,362,713,000        $998,135,000
Cost of products sold.............................         1,172,997,000        933,157,000         679,496,000
---------------------------------------------------------------------------------------------------------------
     GROSS PROFIT.................................           523,436,000        429,556,000         318,639,000

Selling and administrative expenses...............           344,259,000        284,397,000         215,646,000
Gain on sale of subsidiary........................                     -                  -           3,200,000
---------------------------------------------------------------------------------------------------------------
     OPERATING INCOME.............................           179,177,000        145,159,000         106,193,000
---------------------------------------------------------------------------------------------------------------
Interest income...................................             1,590,000          2,148,000           3,247,000
Interest expense..................................            10,658,000          8,179,000           4,173,000
---------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES...................           170,109,000        139,128,000         105,267,000

Income taxes......................................            63,796,000         52,173,000          37,173,000
---------------------------------------------------------------------------------------------------------------

     NET INCOME...................................        $  106,313,000   $     86,955,000        $ 68,094,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
     NET INCOME PER COMMON SHARE..................                 $1.72              $1.45               $1.13
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS



AS OF YEAR-END                                                                    1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents...........................................      $  17,500,000    $  46,080,000    $  31,196,000
   Short-term investments..............................................            169,000          260,000        1,502,000
   Receivables.........................................................        183,576,000      158,408,000      109,095,000
   Inventories.........................................................         67,225,000       60,182,000       43,550,000
   Deferred income taxes...............................................         12,477,000       14,391,000        9,046,000
   Prepaid expenses and other current assets...........................          9,382,000       15,829,000       11,138,000
----------------------------------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS..............................................        290,329,000      295,150,000      205,527,000
Property, Plant, and Equipment.........................................        444,177,000      341,030,000      234,616,000
Goodwill...............................................................        108,586,000       98,720,000       51,213,000
Other Assets...........................................................         21,377,000       19,773,000       22,158,000
----------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS......................................................       $864,469,000     $754,673,000     $513,514,000
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses...............................       $193,859,000     $183,738,000     $127,910,000
   Income taxes........................................................          1,921,000        8,133,000        2,574,000
   Note payable and current maturities of long-term debt...............         15,769,000        2,545,000       16,244,000
   Current maturities of other long-term obligations...................          5,889,000        6,343,000        5,825,000
----------------------------------------------------------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES.........................................       $217,438,000     $200,759,000     $152,553,000

LONG-TERM DEBT.........................................................        128,069,000      123,487,000       71,285,000
CAPITAL LEASE OBLIGATIONS..............................................          7,494,000       11,024,000        6,320,000
OTHER LONG-TERM LIABILITIES............................................         18,067,000       18,601,000       20,183,000
DEFERRED INCOME TAXES..................................................         31,379,000       19,140,000       10,726,000
MINORITY INTEREST IN SUBSIDIARY........................................                  -                -           50,000
COMMITMENTS AND CONTINGENCIES..........................................
SHAREHOLDERS' EQUITY
   Common stock........................................................         61,290,000       61,659,000       29,713,000
   Paid-in capital.....................................................         48,348,000       55,906,000          360,000
   Retained earnings...................................................        351,786,000      265,203,000      227,365,000
   Receivable from HON Members Company Ownership Plan..................                  -       (1,099,000)      (5,041,000)
   Accumulated other comprehensive income..............................            598,000           (7,000)              -
----------------------------------------------------------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY........................................        462,022,000      381,662,000      252,397,000
----------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................       $864,469,000     $754,673,000     $513,514,000
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                            Additional    Receivable                 Accumulated      Total
                                                  Common     Paid-in       from Co.    Retained     Other Compre-   Shareholders'
                                                   Stock      Capital       ESOP       Earnings     hensive Income    Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 30, 1995..................   $ 30,394,000   $ 550,000  $ (8,214,000) $193,505,000    $              -$216,235,000
Comprehensive income:
   Net income...............................                                             68,094,000                      68,094,000
   Other comprehensive income...............                                                                                      -
Comprehensive income........................                                                                             68,094,000
Cash dividends..............................                                            (14,970,000)                    (14,970,000)
Common shares - treasury:
   Shares purchased.........................       (754,000) (1,896,000)                (19,264,000)                    (21,914,000)
   Shares issued under Members Stock
     Purchase Plan and stock awards.........         73,000   1,706,000                                                   1,779,000
Principal repaid by HON Members
     Company Ownership Plan.................                                3,173,000                                     3,173,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 1996..................     29,713,000     360,000    (5,041,000)  227,365,000              -       252,397,00
Comprehensive income:
   Net income...............................                                             86,955,000                      86,955,000
   Other comprehensive income...............                                                                   (7,000)       (7,000)
Comprehensive income........................                                                                             86,948,000
Cash dividends..............................                                            (16,736,000)                    (16,736,000)
Stock split effected in the form of a
       100% stock dividend..................     30,830,000                             (30,830,000)                        -
Common shares - treasury:
   Shares purchased.........................        (92,000)   (2,441,000)               (1,551,000)                     (4,084,000)
   Shares issued through public
       stock offering.......................      1,150,000    55,616,000                                                56,766,000
   Shares issued under Members Stock
       Purchase Plan and stock awards.......         58,000     2,371,000                                                 2,429,000
Principal repaid by HON Members
       Company Ownership Plan...............                                3,942,000                                     3,942,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1998....................     61,659,000    55,906,000  (1,099,000)        265,203,000      (7,000)  381,662,000
Comprehensive Income:
   Net income...............................                                                  106,313,000               106,313,000
   Other comprehensive income...............                                                                  605,000       605,000
Comprehensive income........................                                                                            106,918,000
Cash dividends..............................                                                  (19,730,000)              (19,730,000)
Common shares - treasury:
   Share purchased..........................       (529,000)  (11,672,000)                                              (12,201,000)
   Share issued under Members Stock
       Purchase Plan and stock awards.......        160,000     4,114,000                                                 4,274,000
Principal repaid by HON Members
       Company Ownership....................                                1,099,000                                     1,099,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 2, 1999....................   $ 61,290,000  $ 48,348,000              -     $351,786,000    $598,000  $462,022,000
-----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




HON INDUSTRIES Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS                                                                   1998                 1997               1996
--------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
      Net income.....................................................       $106,313,000        $ 86,955,000       $  68,094,000
      Noncash items included in net income:
         Depreciation and amortization...............................         52,999,000          35,610,000          25,252,000
         Gain on sale of subsidiary, net of tax......................                  -                  -           (2,016,000)
         Other postretirement and postemployment benefits............          1,529,000           1,397,000           1,398,000
         Deferred income taxes.......................................         13,816,000           7,128,000           5,103,000
         Other - net.................................................              8,000             (35,000)            252,000
      Changes in working capital, excluding acquisition and disposition:
         Receivables.................................................        (24,238,000)        (15,169,000)         (5,085,000)
         Inventories.................................................         (4,286,000)          3,134,000             184,000
         Prepaid expenses and other current assets...................          6,517,000          (1,574,000)         (2,613,000)
         Accounts payable and accrued expenses.......................          3,895,000          16,789,000             998,000
         Accrued facilities closing and reorganization expenses......             64,000            (256,000)         (1,147,000)
         Income taxes................................................         (7,419,000)          6,881,000          (3,971,000)
      Increase in other liabilities..................................         (2,406,000)            525,000           6,860,000
---------------------------------------------------------------------------------------------------------------------------------

              Net cash flows from (to) operating activities..........        146,792,000         141,385,000          93,309,000
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
      Capital expenditures - net.....................................       (149,717,000)        (85,491,000)        (44,684,000)
      Acquisition spending, net of cash acquired.....................        (11,470,000)       (121,424,000)        (79,136,000)
      Net proceeds from sale of subsidiary...........................                  -                   -           7,336,000
      Principal repaid by HON Members Company
        Ownership Plan...............................................          1,099,000           3,942,000           3,173,000
      Short-term investments - net...................................             91,000             442,000          12,392,000
      Other - net....................................................             80,000           1,792,000            (976,000)
---------------------------------------------------------------------------------------------------------------------------------

              Net cash flows from (to) investing activities..........       (159,917,000)       (200,739,000)       (101,895,000)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
      Purchase of HON INDUSTRIES common stock........................        (12,206,000)         (4,085,000)        (21,912,000)
      Proceeds from public offering of
        HON INDUSTRIES common stock..................................                  -          56,766,000                   -
      Proceeds from long-term debt...................................         73,237,000         100,238,000          51,072,000
      Payments of note and long-term debt............................        (60,079,000)        (64,374,000)         (8,416,000)
      Proceeds from sale of HON INDUSTRIES
        common stock to members......................................          3,323,000           2,429,000           1,777,000
      Dividends paid.................................................        (19,730,000)        (16,736,000)        (14,970,000)
---------------------------------------------------------------------------------------------------------------------------------

         Net cash flows from (to) financing activities...............        (15,455,000)         74,238,000           7,551,000
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................        (28,580,000)         14,884,000          (1,035,000)
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................         46,080,000          31,196,000          32,231,000
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR.............................       $ 17,500,000        $ 46,080,000       $  31,196,000
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest....................................................       $ 10,867,000       $   8,404,000      $    3,334,000
         Income taxes................................................       $ 56,787,000        $ 38,246,000       $  36,318,000
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NATURE OF OPERATIONS

HON INDUSTRIES Inc., with its subsidiaries (the Company), is a national manufacturer and marketer of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, and large regional contractors. The Company's products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, it is not significant.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR-END

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company follows a 52/53-week fiscal year which ends on the Saturday nearest December 31. Fiscal year 1998 ended on January 2, 1999; 1997 ended on January 3, 1998; and 1996 ended on December 28, 1996. The financial statements for fiscal year 1997 are based on a 53-week period, fiscal years 1998 and 1996 are on a 52-week basis.

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

RECEIVABLES

Accounts receivable are presented net of an allowance for doubtful accounts of $2,816,000, $3,277,000, and $1,830,000 for 1998, 1997, and 1996, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10-20 years; buildings, 10-40 years; and machinery and equipment, 3-12 years. The Company capitalized interest costs of $22,000 and $95,000 in 1997 and 1996, respectively.

GOODWILL AND PATENTS

Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis predominantly over 30 years. Patents are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 16 years. Patents are reported by the Company as "Other Assets."

The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, the Company believes no material impairment of these intangible assets exists at January 2, 1999.


                                                                     1998           1997             1996
                                                                    -------------------------------------
                                                                              (In thousands)

Goodwill.............................................              $113,812      $100,667          $52,051
Patents..............................................                16,450        16,450           16,060
Less accumulated amortization .......................                 8,570         3,781              838
                                                                   ---------------------------------------

                                                                   $121,692      $113,336          $67,273
                                                                   ---------------------------------------
                                                                   ---------------------------------------


PRODUCT DEVELOPMENT COSTS

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $15,707,000 in 1998, $15,371,000 in 1997, and $10,423,000 in 1996.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of January 4, 1998, the beginning of its 1998 fiscal year, and SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," as of January 3, 1998, year-end 1997, and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," in the first quarter of 1996. Their adoption had no material effect on financial condition or results of operations.

EARNINGS PER SHARE

Net income per common share is based on the weighted-average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares. The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," as of January 3, 1998, which is the end of its 1997 fiscal year. The effect of adoption was immaterial.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 4, 1998, the beginning of its 1998 fiscal year. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's comprehensive income consists of an unrealized holding gain on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and nominal foreign currency adjustments. Prior years' financial statements have been reclassified to conform to these requirements.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year presentation.

BUSINESS COMBINATIONS

The Company acquired Aladdin Steel Products, Inc. on February 20, 1998. Aladdin is a manufacturer of wood-, pellet-, and gas-burning stoves and inserts. Aladdin is being operated by Hearth Technologies Inc., the Company's hearth products subsidiary. The transaction was accounted for under the purchase method. The cash purchase price and preliminary allocation is shown below:


                                                                  (In millions)
                  Purchase Price                                       $10.2

                  Preliminary Allocation of Purchase Price:
                      Working capital, other than cash                    .2
                      Property, plant, and equipment                     1.8
                      Goodwill                                           8.2

The Company completed three office furniture business acquisitions during fiscal year 1997. Allsteel Inc. was a stock purchase acquired on June 17, 1997, from ACI America Holdings Inc., a subsidiary of BTR plc, for approximately $66 million. It manufactures and markets a line of quality, mid-priced office furniture with manufacturing and distribution facilities in Jackson and Milan, Tennessee; Verona, Mississippi; and West Hazleton, Pennsylvania. Bevis Custom Furniture, Inc. was an asset purchase acquired on November 13, 1997, from Hunt Manufacturing Co. for approximately $45.1 million. It manufactures and markets a line of affordably priced office furniture with a manufacturing operation located in Florence, Alabama. Allsteel and Bevis operate as part of the Company's division, The HON Company. Panel Concepts, Inc. was a stock purchase acquired December 1, 1997, from Standard Pacific Corp. for approximately $8.4 million. It manufactures and markets innovative panel- based office systems with a manufacturing plant located in Santa Ana, California. Panel Concepts operates as part of the Company's subsidiary, BPI Inc. Each of the transactions was accounted for under the purchase method of accounting and all were financed by a combination of cash and long-term debt. Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc., Allsteel Inc., Bevis Custom Furniture, Inc., and Panel Concepts, Inc. had occurred on December 31, 1995, the beginning of the Company's 1996 fiscal year, instead of the actual dates, the Company's pro forma consolidated net sales would have been approximately $1.5 billion and $1.3 billion for 1997 and 1996, respectively. Pro forma consolidated net income and net income per share for 1997 and 1996 would not have been materially different than the reported amounts.

In October 1996, the Company acquired Heat-N-Glo Fireplace Products Inc., located in Savage, Minnesota, for a combination of cash and debt totaling approximately $79 million. The transaction was accounted for under the purchase method. The Company merged Heat-N-Glo into Heatilator Inc., which changed its name to Hearth Technologies Inc. Both Heatilator and Heat-N-Glo are engaged in the manufacturing and marketing of quality hearth products and operate as divisions of Hearth Technologies Inc. Assuming this transaction had occurred as of the beginning of fiscal year 1995, the Company's pro forma consolidated net sales would have been approximately $1.07 billion and $971.6 million in 1996 and 1995, respectively.

Assuming the acquisition of Heat-N-Glo Fireplace Products, Inc., Allsteel Inc., Bevis Custom Furniture, Inc., Panel Concepts, Inc., and Aladdin Steel Products, Inc. had occurred on December 29, 1996, the beginning of the Company's 1997 fiscal year, instead of the actual dates reported above, the Company's pro forma consolidated net sales would have been approximately $1.7 billion and $1.5 billion for 1998 and 1997, respectively. Pro forma consolidated net income and net income per share for 1998 and 1997 would not have been materially different than the reported amounts.


BUSINESS DISPOSITION

On January 24, 1996, the Company sold the outstanding stock of Ring King Visibles, Inc., a wholly owned subsidiary, for $8.0 million in cash and the forgiveness of intercompany receivables of approximately $2.0 million. The sale resulted in an approximate $3.2 million pre-tax gain for the Company (an after-tax gain of $2.0 million, or $0.03 per share) which was recorded in the first quarter of fiscal year 1996.


INVENTORIES
                                                 1998              1997             1996
                                                 ----              ----             ----
                                                             (In thousands)
Finished products.......................       $24,955          $26,352          $20,303
Materials and work in process...........        53,320           48,186           36,184
                                               ------------------------------------------
LIFO allowance..........................       (11,050)         (14,356)         (12,937)
                                               ------------------------------------------
                                               $67,225          $60,182          $43,550
                                               ------------------------------------------
                                               ------------------------------------------



PROPERTY, PLANT, AND EQUIPMENT
                                                                 1998                1997                1996
                                                            ---------------------------------------------------
                                                                               (In thousands)
Land and land improvements...........................         $  12,156        $  10,059        $    9,114
Buildings............................................           144,559          111,387            92,509
Machinery and equipment..............................           411,238          333,216           231,780
Construction and equipment
  installation in progress...........................            85,782           60,832            42,507
                                                             ---------------------------------------------------
                                                                653,735          515,494           375,910

Less allowances for depreciation.....................           209,558          174,464           141,294
                                                              ---------------------------------------------------
                                                               $444,177         $341,030          $234,616
                                                              ---------------------------------------------------
                                                              ---------------------------------------------------


ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                1998                  1997               1996
                                                            ---------------------------------------------------
                                                                              (In thousands)
Trade accounts payable...............................           $75,895        $  76,623         $  44,762
Compensation.........................................             6,789            6,339             6,331
Profit sharing and retirement expense................            20,355           15,013            11,736
Vacation pay.........................................            11,751           10,879             8,064
Marketing expenses...................................            45,833           38,096            36,550
Casualty self-insurance expense......................             6,271            5,201             3,787
Other accrued expenses...............................            26,965           31,587            16,680
                                                              ------------------------------------------------
                                                               $193,859          $183,738          $127,910
                                                              ------------------------------------------------
                                                              ------------------------------------------------



LONG-TERM DEBT

                                                                1998                 1997           1996
                                                            -----------------------------------------------------
                                                                               (In thousands)
Industrial development revenue
   bonds, various issues, payable
   through 2018 with interest
   at 3.44-8.125% per annum..........................          $ 25,293         $ 23,549          $ 24,063
Note payable to bank, term loan
   payable in 2001 with interest
   at 7.11% per annum................................                 -                -            27,200
Note payable to bank, revolving
   credit agreement with interest
   at a variable rate (5.25-5.8125% at
   year-end 1998)*...................................            95,000           80,000                 -
Convertible debenture payable to
   individuals, due in 1999 with
   interest at 7.0% per annum........................                 -           12,000            12,000

Other notes and amounts..............................             7,776            7,938             8,022
                                                               --------------------------------------------------
                                                               $128,069         $123,487          $ 71,285
                                                               --------------------------------------------------
                                                               --------------------------------------------------


* THE REVOLVING BANK CREDIT AGREEMENT IS PAYABLE IN THE YEAR 2002 WITH A MAXIMUM BORROWING LIMIT OF $200,000,000.


Aggregate maturities of long-term debt are as follows (in thousands):

                  1999...............................           $12,574
                  2000...............................             3,282
                  2001...............................             3,207
                  2002...............................            95,710
                  2003...............................               833
                  Thereafter.........................            25,037


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

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The fair value of the Company's outstanding long-term debt obligations at year-end 1998 approximates the recorded aggregate amount.

Property, plant, and equipment, with net carrying values of approximately $54,227,000 at the end of 1998, are mortgaged.



SELLING AND ADMINISTRATIVE EXPENSES
                                                                1998              1997               1996
                                                                -------------------------------------------
                                                                          (In thousands)
Freight expense to customer..........................          $ 96,258        $  73,261          $  51,662
Amortization of intangible assets....................             4,789            2,943                838
Product development costs............................            15,707           15,371             10,423
General selling and administrative expense...........           227,505          192,822            152,723
                                                               --------------------------------------------
                                                               $344,259         $284,397           $215,646
                                                               --------------------------------------------
                                                               --------------------------------------------


INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                                                 1998              1997              1996
                                                                 ----------------------------------------
                                                                                (In thousands)
Current:
  Federal...........................................            $44,525          $38,989           $27,958
  State.............................................              5,363            4,695             3,932
                                                                ------------------------------------------
                                                                 49,888           43,684            31,890
Deferred............................................             13,908            8,489             5,283
                                                                ------------------------------------------
                                                                $63,796          $52,173           $37,173
                                                                ------------------------------------------
                                                                ------------------------------------------



A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                                   1998             1997              1996
                                                                 -----------------------------------------
Federal statutory tax rate...........................            35.0%             35.0%             35.0%
State taxes, net of federal
   tax effect........................................             2.6               2.6               2.7
Federal and state tax credits........................             (.1)              (.2)             (2.2)
Other - net..........................................              -                 .1               (.2)
                                                                 -----------------------------------------
Effective tax rate...................................            37.5%             37.5%             35.3%
                                                                 -----------------------------------------
                                                                 -----------------------------------------


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                   1998            1997               1996
                                                               -------------------------------------------
                                                                               (In thousands)
Net long-term deferred tax liabilities:
   Tax over book depreciation........................          $(33,118)        $(25,743)         $(17,584)
   OPEB obligations..................................             3,305            3,920             2,947
   Other - net.......................................            (1,566)           2,683             3,911
                                                               -------------------------------------------
   Total net long-term deferred
     tax liabilities....................                        (31,379)         (19,140)          (10,726)
                                                               --------------------------------------------
                                                               --------------------------------------------

Net current deferred tax assets:
   Workers' compensation, general,
     and product liability accruals..................             2,315            2,054             1,548
   Vacation accrual..................................             2,531              892             1,855
   Inventory obsolescence reserve....................             1,026            2,631               580
   Other - net.......................................             6,605            8,814             5,063
                                                                -------------------------------------------
       Total net current deferred tax
         assets......................................            12,477           14,391             9,046
                                                                -------------------------------------------
       Net deferred tax (liabilities)
         assets......................................         $(18,902)        $  (4,749)        $  (1,680)
                                                                -------------------------------------------
                                                                -------------------------------------------


SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE


                                                                    1998             1997                1996
                                                                -----------------------------------------------
Common Stock, $1 Par Value
   Authorized........................................           200,000,000       100,000,000      100,000,000
   Issued and outstanding............................            61,289,618        61,659,316       59,426,530
Preferred Stock, $1 Par Value
   Authorized........................................             1,000,000         1,000,000        1,000,000
   Issued and outstanding............................                     -                 -                -


On February 11, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend paid on March 27, 1998, to shareholders of record on the close of business on March 6, 1998. In May 1998, shareholders authorized an increase of capital stock of the Company from 101,000,000 shares to 201,000,000 shares, consisting of 200,000,000 shares of common stock, $1.00 par value, and 1,000,000 shares of preferred stock, $1.00 par value.

The Company purchased 529,284; 183,154; and 1,507,600 shares of its common stock during 1998, 1997, and 1996, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital with the excess charged to Retained Earnings.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 4, 1998, the beginning of its 1998 fiscal year. The Company has changed the format of its consolidated statements of shareholders' equity to present comprehensive income.

Components of other comprehensive income (loss) consists of the following:



                                                           1998           1997            1996
                                                          ------------------------------------
                                                                    (In thousands)
Foreign currency translation adjustments -
   net of tax....................................        $  42         $(7)         $  -
Change in unrealized gains on marketable
   securities - net of tax.......................          563          -              -
                                                         -------------------------------------
Other comprehensive income (loss)................         $605         $(7)         $  -
                                                         -------------------------------------
                                                         -------------------------------------

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

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors which was approved by shareholders at the May 1997 Annual Shareholders Meeting. This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 1998 and 1997, 4,250 and 5,400 shares of Company common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:


                                                   1998              1997             1996
                                                   ---------------------------------------
                                                                  (In dollars)

Common shares...........................            $.32              $.28              $.25


Pursuant to the 1994 Members Stock Purchase Plan, 1,000,000 shares of the Company's common stock were registered for issuance to participating members. Members, who have one year of employment eligibility and work a minimum of 20 hours per week, have rights to purchase stock on a quarterly basis. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 4,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 419,460 shares were available for issuance under the plan at January 2, 1999. The effect of the application of adopting Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," was not material to the Company. Shares of common stock were issued in 1998, 1997, and 1996 pursuant to a members stock purchase plan as follows:


                                               1998               1997             1996
                                              -------------------------------------------

Shares issued...........................      101,108            84,552          122,740
Average price per share.................       $23.58            $20.77           $12.45

The Company has a shareholders rights plan which will expire August 20, 2008. The plan becomes operative if certain events occur involving the acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right entitles its holder to purchase an amount of common stock of the Company with a market value of $400 for $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Company. The Company has reserved preferred shares necessary for issuance should the rights be exercised.

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

STOCK OPTIONS

Under the Company's 1995 Stock-Based Compensation Plan, as amended and restated effective May 13, 1997, the Company may award options to purchase shares of the Company's common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options awarded under the Plan must be at exercise prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within ten years from the date of grant.

The Company accounts for executive stock options issued under this Plan using Accounting Principles Board Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. The Company has elected the disclosure requirements of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

If compensation costs had been determined based on the fair value at the grant dates for awards under this Plan, consistent with SFAS No.123, the impact on net earnings and earnings per share would be less than one-cent per share. The weighted average fair value of options granted during 1998 and 1997 estimated on the date of grant using the Black-Scholes option-pricing model was $15.51 and $11.85, respectively. The fair value of 1998 and 1997 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0.90% to 1.31%, expected volatility of 30.90% to 31.40%, risk-free interest rate of 5.53% to 6.71%, and an expected life of 10 years depending on grant date.

The status of the Company's stock option plans is summarized below:


                                                    NUMBER OF               WEIGHTED-AVERAGE
                                                     SHARES                   EXERCISE PRICE
                                                    -----------             ----------------
Outstanding at December 28, 1996............                 -                         -
Granted.....................................           156,000                    $24.74
Exercised...................................                 -                         -
Forfeited...................................                 -                         -
                                                  ------------               -----------

Outstanding at January 3, 1998..............           156,000                     24.74
Granted.....................................            20,000                     32.50
Exercised...................................                 -                         -
Forfeited...................................                 -                         -
                                                  ------------               -----------
Outstanding at January 2, 1999..............           176,000                     25.62

Options exercisable at:
         January 2, 1999....................                 -
         January 3, 1998....................                 -



The following table summarizes information about fixed stock options outstanding at January 2, 1999:


                              OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------        -------------------
                                       WEIGHTED-AVERAGE                                     NUMBER EXERCISABLE
    RANGE OF              NUMBER           REMAINING           WEIGHTED-AVERAGE                      AT
   EXERCISE PRICES    OUTSTANDING        CONTRACTUAL LIFE          EXERCISE PRICE             JANUARY 2, 1999
--------------------  -----------      --------------------    ---------------------       --------------------
 $24.50 - $28.25         156,000                  8.5                  $24.74                            0
 $32.50                   20,000                  9.1                  $32.50                            0


RETIREMENT BENEFITS

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $20,101,000, $14,558,000, and $11,118,000 in 1998, 1997, and 1996, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," as of January 4, 1998, the beginning of its 1998 fiscal year. Net pension costs relating to these plans were $-0-, $93,000, and $146,000 for 1998, 1997, and 1996, respectively. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company's union employees. Pension expense for this plan amounted to $306,000, $327,000, and $275,000 in 1998, 1997, and 1996,
respectively.

In 1992, the Company established a trust to administer a leveraged employee stock ownership plan (ESOP), the HON Members Company Ownership Plan. Company contributions based on employee eligible earnings and dividends on the shares are used to make loan interest and principal payments. As the loan is repaid, shares are distributed to the ESOP trust for allocation to participants. During 1998, the final shares in the Plan were allocated to participants, and the Plan was subsequently merged into the Company's defined contribution profit-sharing plan. Selected financial data pertaining to the ESOP is as follows:




                                                               1998                1997            1996
                                                               ----------------------------------------
                                                                   (In thousands, except share data)
Company contribution to ESOP...................                    $656           $3,735            $3,348
Dividend income of ESOP........................                     533              487               446
Company interest expense on ESOP
   loan........................................                       -                -               555
Shares of common stock allocated to
   ESOP participant accounts...................                  96,304          351,574           305,466
Shares held in suspense (unallocated)
   by ESOP as of year-end......................                       -           96,304           447,878
Fair value of shares held in suspense
   by ESOP as of year-end......................                       -           $2,757            $7,264
Closing market price of common stock
   as of year-end..............................                  $23.94           $28.63            $16.22


POSTRETIREMENT HEALTH CARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of January 4, 1998. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement benefits Other Than Pensions," as of January 3, 1993, and recorded the cumulative effect of the accounting change on the deferred recognition basis.

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:


                                                                 1998            1997              1996
                                                              -------------------------------------------
                                                                            (In thousands)
Reconciliation of benefit obligation
Obligation at beginning of year......................         $ 15,409         $ 15,259          $ 21,559
Service cost.........................................              419              480               810
Interest cost........................................            1,045            1,115             1,629
Benefit payments.....................................             (974)            (796)             (865)
Actuarial (gains) losses.............................            1,442             (649)           (7,874)
                                                              ---------------------------------------------
Obligation at end of year............................         $ 17,341         $ 15,409          $ 15,259
                                                              ---------------------------------------------
                                                              ---------------------------------------------
Funded status
Funded status at end of year.........................         $ 17,341         $ 15,409          $ 15,259
Unrecognized transition obligation...................          (10,075)         (10,788)          (11,501)
Unrecognized prior-service cost......................           (2,484)          (2,630)           (2,776)
Unrecognized gain (loss).............................            4,031            6,586             6,919
                                                              ---------------------------------------------
Net amount recognized................................        $   8,813           $8,577            $7,901
                                                              ---------------------------------------------
                                                              ---------------------------------------------

Net periodic postretirement benefit cost include:
Service cost.........................................       $      419       $      480        $      810
Interest cost........................................            1,045            1,115             1,629
Amortization of transition
    obligation over 20 years.........................              713              713               713
Amortization of prior service cost...................              146              146               146
Amortization of (gains) and losses...................             (767)            (922)                -
                                                              ---------------------------------------------
Net periodic postretirement benefit cost.............        $   1,556        $   1,532          $  3,298
                                                              ---------------------------------------------
                                                              ---------------------------------------------

The discount rates at fiscal year-end 1998, 1997, and 1996 were 6.75%, 7.0%, and 7.5%, respectively. The pre-65 1999 gross trend rates begin at 10% for the medical and prescription drug coverages and grade down to 5% in eight years and remain at this level for all future years. The post-64 gross trend rates begin at 8% for the medical coverage and decrease until the maximum Company subsidy
(cap) is reached in 2003. For the prescription drug coverage, the 1999 gross trend rates begin at 10% and decrease until the cap is reached in 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:



                                                             1% INCREASE        1% DECREASE
                                                             ------------------------------
                                                                      (In thousands)
Effect on total of service and interest cost
    components of net periodic postretirement
    health care benefit cost.........................           $   136             $(109)


Effect on the health care component of the
    accumulated postretirement benefit
    obligation.......................................            $1,954             $(414)


LEASES

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancellable leases at the end of 1998 are as follows:


                                                            Capitalized        Operating
                                                               Leases           Leases
                                                            ----------------------------
                                                                    (In thousands)

1999........................................                     $4,210           $9,915
2000........................................                      3,757            8,048
2001........................................                      2,398            6,569
2002........................................                      1,078            5,269
2003........................................                        211            3,896
Thereafter..................................                      1,646            4,036
                                                                 ------           ------
Total minimum lease payments................                     13,300           37,733
                                                                                  ------
                                                                                  ------

Less amount representing interest...........                      2,611
                                                                 ------

Present value of net minimum
   lease payments, including current........
   maturities of $3,195,000.................                    $10,689
                                                                -------
                                                                -------


Property, plant, and equipment at year-end include the following amounts for capitalized leases:


                                               1998                1997             1996
                                               ------------------------------------------------
                                                              (In thousands)

Buildings...............................      $ 3,299          $  3,299         $  3,299
Machinery and equipment.................       15,805            15,805            8,419
                                              -------------------------------------------------
                                               19,104            19,104           11,718
Less allowances for
   depreciation.........................        8,978             6,139            4,854
                                              -------------------------------------------------

                                              $10,126           $12,965          $ 6,864
                                              -------------------------------------------------
                                              -------------------------------------------------


Rent expense for the years 1998, 1997, and 1996 amounted to approximately $10,150,000, $7,555,000, and $6,788,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $578,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $596,000, $581,000, and $353,000 for the years 1998, 1997, and 1996, respectively.

CONTINGENCIES

The Company is involved in various legal actions which have arisen in the course of business. Management believes the outcome of these matters will not have a material effect on the financial condition or results of operations of the Company.

OPERATING SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with its 1998 fiscal year beginning January 4, 1998. This segment disclosure is essentially unchanged from the format used by the Company historically in complying with SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and SFAS No. 30, "Disclosures of Information about Major Customers." That is, management views the Company as being in two operating segments: office furniture and hearth products, with the former being the principal segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured wood-, pellet-, and gas- burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

The Company's October 2, 1996, acquisition of Heat-N-Glo Fireplace Products, Inc., resulted in hearth products becoming a reportable segment. Prior to this acquisition, the Company had only one reportable segment, office furniture. Refer to the "Business Combinations" note for additional information regarding this acquisition.

The Company's two operating segments are somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 1998, 51% of the Company's consolidated net sales of office furniture were generated in the third and fourth quarters and 55% of consolidated net sales of hearth products were generated in the third and fourth quarters.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net costs of the Company's corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as an operating segment cost. In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed inasmuch as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 1998, 1997, and 1996 is as follows:



                                                                1998             1997              1996
                                                             ------------------------------------------
                                                                           (In thousands)

Net sales:
Office furniture.....................................        $1,451,328       $1,158,228          $887,299
Hearth products......................................           245,105          204,485           110,836
                                                             ---------------------------------------------

                                                             $1,696,433       $1,362,713          $998,135
                                                             ---------------------------------------------
                                                             ---------------------------------------------

Operating profit:
Office furniture.....................................       $   165,314      $   139,710          $106,824
Hearth products......................................            31,478           24,817            14,155
                                                             ---------------------------------------------
Total operating profit...............................           196,792          164,527           120,979
Unallocated corporate expenses.......................           (26,683)         (25,399)          (15,712)
                                                             ---------------------------------------------
Income before income taxes...........................       $   170,109      $   139,128          $105,267
                                                             ---------------------------------------------
                                                             ---------------------------------------------

Identifiable assets:
Office furniture.....................................       $   660,626       $  551,120          $330,575
Hearth products......................................           154,817          128,361           122,037
General corporate....................................            49,026           75,192            60,902
                                                             ---------------------------------------------
                                                            $   864,469       $  754,673          $513,514
                                                             ---------------------------------------------
                                                             ---------------------------------------------

Depreciation and amortization expense:
Office furniture.....................................      $     42,562       $   27,633         $  21,140
Hearth products......................................             9,120            6,590             2,813
General corporate....................................             1,317            1,387             1,299
                                                             ---------------------------------------------
                                                           $     52,999       $   35,610         $  25,252
                                                             ---------------------------------------------
                                                             ---------------------------------------------

Capital expenditures - net:
Office furniture.....................................       $   128,482        $  73,659         $  41,186
Hearth products......................................            18,162           13,055             4,060
General corporate....................................             3,073           (1,223)             (562)
                                                             ---------------------------------------------
                                                            $   149,717        $  85,491         $  44,684
                                                             ---------------------------------------------
                                                             ---------------------------------------------


One office furniture customer accounted for approximately 12% of consolidated net sales in 1998, 1997, and 1996.

                                       (THIS PAGE INTENTIONALLY LEFT BLANK)

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


                                                         First             Second           Third             Fourth
                                                         Quarter           Quarter          Quarter           Quarter
                                                         ------------------------------------------------------------
                                                                      (In thousands, except per share data)
YEAR-END 1998: (a)
   Net sales................................            $418,263          $401,417         $448,679          $428,074
   Cost of products sold....................             291,571           278,107          309,080           294,239
                                                     -----------       -----------      -----------       -----------
   Gross profit.............................             126,692           123,310          139,599           133,835
   Selling and administrative expenses......              88,563            83,213           88,162            84,321
                                                     -----------       -----------      -----------       -----------
   Operating income.........................              38,129            40,097           51,437            49,514
   Interest income (expense) - net..........              (2,172)           (2,691)          (2,025)           (2,180)
                                                     -----------       -----------      -----------       -----------
   Income before income taxes...............              35,957            37,406           49,412            47,334
   Income taxes.............................              13,484            14,027           18,530            17,755
                                                     -----------       -----------      -----------       -----------
   Net income...............................           $  22,473         $  23,379         $ 30,882          $ 29,579
                                                     -----------       -----------      -----------       -----------
                                                     -----------       -----------      -----------       -----------
   Net income per common share .............        $        .36      $        .38      $       .50       $       .48
   Weighted-average common
      shares outstanding....................              61,648            61,663           61,691            61,596

   AS A PERCENTAGE OF NET SALES
   Net sales................................               100.0%            100.0%           100.0%            100.0%
   Gross profit.............................                30.3              30.7             31.1              31.3
   Selling and administrative expenses......                21.2              20.7             19.6              19.7
   Operating income.........................                 9.1              10.0             11.5              11.6
   Income taxes.............................                 3.2               3.5              4.1               4.1
   Net income...............................                 5.4               5.8              6.9               6.9

YEAR-END 1997: (b)
   Net sales................................            $282,859          $296,567         $391,348          $391,939
   Cost of products sold....................             194,194           200,969          268,147           269,847
                                                     -----------       -----------      -----------       -----------
   Gross profit.............................              88,665            95,598          123,201           122,092
   Selling and administrative expenses......              60,453            64,303           80,641            79,000
                                                     -----------       -----------      -----------       -----------
   Operating income.........................              28,212            31,295           42,560            43,092
   Interest income (expense) - net..........              (1,142)           (1,141)          (2,209)           (1,539)
                                                     -----------       -----------      -----------       -----------
   Income before income taxes...............              27,070            30,154           40,351            41,553
   Income taxes.............................              10,152            11,307           15,132            15,582
                                                     -----------       -----------      -----------       -----------
   Net income...............................           $  16,918         $  18,847        $  25,219        $   25,971
                                                     -----------       -----------      -----------       -----------
                                                     -----------       -----------      -----------       -----------
   Net income per common share .............        $        .28      $        .32     $        .43     $         .42
   Weighted-average common
      shares outstanding....................              59,400            59,384           59,356            61,011

   AS A PERCENTAGE OF NET SALES
   Net sales................................               100.0%            100.0%           100.0%            100.0%
   Gross profit.............................                31.3              32.2             31.5              31.2
   Selling and administrative expenses......                21.4              21.7             20.6              20.2
   Operating income.........................                10.0              10.6             10.9              11.0
   Income taxes.............................                 3.6               3.8              3.9               4.0
   Net income...............................                 6.0               6.4              6.4               6.6



YEAR-END 1996: (c)
   Net sales................................            $233,477          $219,260         $255,254          $290,144
   Cost of products sold....................             160,006           150,227          176,403           192,860
                                                    ------------    --------------    -------------      ------------
   Gross profit.............................              73,471            69,033           78,851            97,284
   Selling and administrative expenses......              49,846            49,507           53,605            62,688
   Gain on sale of subsidiary...............               3,200                 -                -                 -
                                                    ------------    --------------    -------------      ------------
   Operating income.........................              26,825            19,526           25,246            34,596
   Interest income (expense) - net..........                (119)               (8)              91              (890)
                                                    ------------    --------------    -------------      ------------
   Income before income taxes...............              26,706            19,518           25,337            33,706
   Income taxes.............................               9,881             7,222            7,430            12,640
                                                    ------------    --------------    -------------      ------------
   Net income...............................           $  16,825         $  12,296        $  17,907         $  21,066
                                                    ------------    --------------    -------------      ------------
                                                    ------------    --------------    -------------      ------------
   Net income per common share .............        $        .28      $        .20     $        .30      $        .35
   Weighted-average common
      shares outstanding....................              60,690            60,340           60,126            59,758

   AS A PERCENTAGE OF NET SALES
   Net sales................................               100.0%            100.0%           100.0%            100.0%
   Gross profit.............................                31.5              31.5             30.9              33.5
   Selling and administrative expenses......                21.3              22.6             21.0              21.6
   Operating income.........................                11.5               8.9              9.9              11.9
   Income taxes.............................                 4.2               3.3              2.9               4.4
   Net income...............................                 7.2               5.6              7.0               7.3


(A) FIRST QUARTER 1998 INCLUDES PARTIAL QUARTERLY RESULTS OF OPERATION OF ALADDIN STEEL PRODUCTS, INC. ACQUISITION ACQUIRED FEBRUARY 20, 1998.

(B) THIRD QUARTER 1997 REPRESENTS 14 WEEKS OF BUSINESS ACTIVITY COMPARED TO 13 WEEKS FOR THE SAME QUARTER IN 1996 AND 1995. IN ADDITION, THE QUARTER INCLUDES THE FIRST QUARTERLY RESULTS OF THE ALLSTEEL INC. ACQUISITION ACQUIRED JUNE 17, 1997. FISCAL YEAR 1997 SIMILARLY REPRESENTS 53 WEEKS COMPARED TO 52 WEEKS IN 1998 AND 1996. FOURTH QUARTER INCLUDES PARTIAL QUARTERLY RESULTS OF OPERATION OF TWO ACQUISITIONS: BEVIS CUSTOM FURNITURE, INC., ACQUIRED NOVEMBER 13, 1997, AND PANEL CONCEPTS, INC., ACQUIRED DECEMBER 1, 1997.

(C) FIRST QUARTER 1996 INCLUDES $3,200,000 PRE-TAX GAIN ON THE SALE OF RING KING VISIBLES, INC. (AFTER-TAX GAIN OF $2,000,000, OR $0.03 PER SHARE). THIRD QUARTER INCLUDES ONE-TIME FEDERAL AND STATE INCOME TAX CREDITS OF $2,100,000, OR $0.04 PER SHARE. FOURTH QUARTER INCLUDES THE RESULTS OF OPERATION OF HEAT-N-GLO FIREPLACE PRODUCTS, INC., ACQUIRED OCTOBER 2, 1996.


SUBSEQUENT EVENTS

On February 11, 1999, the Company announced a cost savings initiative to increase long-term profitability. It will close three office furniture manufacturing operations and consolidate substantially all production into other U.S. manufacturing operations that have created capacity primarily through ongoing rapid continuous improvement initiatives. The operations will close following an orderly transition of production to other facilities which is expected to be completed during the second and third quarters of 1999. A charge to pre-tax earnings of approximately $19.7 million, or $0.20 per diluted share, will be taken in the first quarter of 1999 in connection with this consolidation.

HON INDUSTRIES Inc. and Subsidiaries
INVESTOR INFORMATION



COMMON STOCK MARKET PRICES AND DIVIDENDS
(UNAUDITED)
QUARTERLY 1998 - 1997




         1998 by                                     Dividends
         Quarter          High           Low         per Share

            1st         $37 3/16       $ 27 3/4         $.08
            2nd          36 1/2          26 1/4          .08
            3rd          32 7/8          21 1/2          .08
            4th          28 1/4          20              .08
                                                        ----

                               Total Dividends Paid     $.32
                                                        ----
                                                        ----


          1997 by                                     Dividends
          Quarter        High             Low         per Share
            1st         $21 1/2          $15  7/8       $.07
            2nd          27 1/8           17  1/2        .07
            3rd          32 1/8           22  1/8        .07
            4th          31               23 13/16       .07
                                                        ----
                              Total Dividends Paid      $.28
                                                        ----
                                                        ----






COMMON STOCK MARKET PRICE AND PRICE/
EARNINGS RATIO (UNAUDITED)
FISCAL YEARS 1998 - 1988



                                                             Price/
                     Market                                 Earnings
                     Price*               Earnings           Ratio
             --------------------           per           -------------
Year         High             Low          Share*         High      Low
1998        37 3/16            20          1.72          22        12
1997        32 1/8             15  7/8     1.45          22        11
1996        21 3/8              9  1/4     1.13          19         8
1995        15 5/8             11  1/2      .67          23        17
1994        17                 12           .87          20        14
1993        14 5/8             10  3/4      .70          21        15
1992        11 3/4              8  1/4      .59          20        14
1991        10 1/4              6  5/8      .51          20        13
1990        11 1/2              6  3/4      .65          18        10
1989         9 5/16             4  3/8      .39          25        11
1988         5 1/8              3 15/16     .47          11         8

                                                         ------------
Eleven-Year Average                                      20        12
                                                         ------------
                                                         ------------

*Adjusted for the effect of stock splits

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders HON INDUSTRIES Inc.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The valuation and qualifying accounts as of and for the three fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, are presented for the purpose of additional analysis and are not a required part of the consolidated financial statements of HON INDUSTRIES Inc. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


                                                             Arthur Andersen LLP



Chicago, Illinois
February 1, 1999



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                                                             JANUARY 2, 1999

-----------------------------------------------------------------------------------------------------------------
  COL. A                  COL. B                       COL. C                      COL. D               COL. E
-----------------------------------------------------------------------------------------------------------------
                                                     ADDITIONS
DESCRIPTION           BALANCE AT BEGINNING       (1)                (2)           DEDUCTIONS--        BALANCE AT END
                         OF PERIOD         CHARGED TO COSTS  CHARGED TO OTHER        DESCRIBE          OF PERIOD
                                           AND EXPENSES     ACCOUNTS--DESCRIBE
-----------------------------------------------------------------------------------------------------------------

                                                              (In thousands)

Reserves deducted
 in the consolidated
 balance sheet from
 the assets to which
 they apply:

 Year ended January 2,
  1999: Allowance for
  doubtful accounts        $3,277            $1,288                                 $1,749 (A)             $2,816
                           ------            ------                                 ----------             -------
                           ------            ------                                 ----------             -------

Year ended January 3,
  1998: Allowance for
  doubtful accounts        $1,830            $2,162                                 $  715 (A)             $3,277
                           ------            ------                                 ----------             -------
                           ------            ------                                 ----------             -------


Year ended December 28,
  1996: Allowance for
  doubtful accounts        $1,867            $1,222                                 $1,259 (A)             $1,830
                           ------            ------                                 ----------             -------
                           ------            ------                                 ----------             -------






Note A--Excess of accounts written off over recoveries.

ITEM 14(A)(3) - INDEX OF EXHIBITS


        EXHIBIT                                                                                   PAGE
         NUMBER         DESCRIPTION OF DOCUMENT                                                  NUMBER

         (3i)           Articles of Incorporation of the Registrant,
                        incorporated by reference to Exhibit 3(i) to the
                        Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended October 3, 1998.....................................            -

         (3ii)          By-Laws of the Registrant, incorporated by reference
                        to Exhibit 3ii to the Registrant's Quarterly Report
                        on Form 10-Q for the quarter ended October 3, 1998................            -

         (4i)           Rights Agreement dated as of August 13, 1998, by and
                        between the Registrant and Harris Trust and Savings
                        Bank, as Rights Agent, incorporated by reference to
                        Exhibit 4.1 to Registration Statement on Form 8-A filed
                        August 14, 1998, as amended by Form 8-A/A filed
                        September 14, 1998, incorporated by reference
                        to Exhibit 4.1 on Form 8-K filed August 10, 1998..................            -

         (10i)          1995 Stock Based Compensation Plan, as amended and
                        restated effective May 13, 1997, incorporated by
                        reference to Exhibit A to the Registrants' proxy
                        statement dated March 28, 1997, related to the
                        Registrant's annual meeting of shareholders held
                        on May 13, 1997...................................................            -

         (10ii)         1997 Equity Plan for Non-Employee Directors,
                        incorporated by reference to Exhibit B to the
                        Registrant's proxy statement dated March 28, 1997,
                        related to the Registrant's annual meeting of
                        shareholders held on May 13, 1997.................................            -

         (10iii)        Form of Registrant's Change in Control Agreement,
                        incorporated by reference to Exhibit 10 to the
                        Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1994..................................            -

         (10iv)         Executive Long-Term Incentive Compensation Plan of the
                        Registrant, incorporated by reference to Exhibit 99B to
                        the Registrant's Annual Report
                        on Form 10-K for the year ended December 30, 1995.................            -



         (10v)          ERISA Supplemental Retirement Plan of the Registrant,
                        incorporated by reference to Exhibit 99C to the
                        Registrant's Annual Report on Form 10-K for
                        the year ended December 30, 1995..................................            -

         (10vi)         1994 Members Stock Purchase Plan of the Registrant,
                        incorporated by reference to Exhibit 4.3 to the
                        Registrant's Registration Statement
                        No. 33-54163 on Form S-8 filed June 16, 1994......................            -

         (10vii)        Agreement as Consultant and Director, dated November 15,
                        1995, between the Registrant and Robert L. Katz,
                        incorporated by reference to the same numbered exhibit
                        filed with the Registrant's Annual Report on Form 10-K/A
                        for the fiscal year ended December 28, 1996.......................            -

         (10viii)       Form of Director and Officer Indemnification Agreement
                        of the Registrant, incorporated by reference to the same
                        numbered exhibit filed with the Registrant's Annual
                        Report on Form 10-K/A
                        for the fiscal year ended December 28, 1996.......................            -

         (10ix)         Form of Common Stock Grant Agreement of the Registrant,
                        incorporated by reference to the same numbered exhibit
                        filed with the Registrant's Annual Report on Form 10-K/A
                        for the fiscal year ended December 28, 1996.......................            -

         (10x)          Form of HON INDUSTRIES Inc. Stock-Based Compensation
                        Plan Stock Option Award Agreement of the Registrant,
                        incorporated by reference to the same numbered exhibit
                        filed with the Registrant's Annual Report on Form 10-K/A
                        for the fiscal year ended December 28, 1996.......................            -

         (10xi)         Stock Purchase Agreement of the Registrant, dated
                        September 18, 1985, as amended by amendment dated
                        February 11, 1991, between the
                        Registrant and Stanley M. Howe....................................            -

         (10xii)        Real Estate Contract of the Registrant, dated
                        November 15, 1997, between the Registrant
                        and Terrence L. and Loretta B. Mealy..............................            -



         (16)           Letter of Former Accountant, incorporated
                        by reference to the Registrant's Report on Form 8-K
                        dated May 14, 1996................................................            -

         (21)           Subsidiaries of the Registrant ...................................           58

         (23)           Consent of Independent Public Accountants ........................           59

         (27)           Financial Data Schedule ..........................................           60

         (99A)          Executive Bonus Plan of the Registrant, incorporated by
                        reference to the same numbered exhibit filed with the
                        Registrant's Annual Report on Form 10-K for
                        the fiscal year ended December 28, 1996 ..........................            -

         (99B)          Executive Deferred Compensation Plan of the Registrant,
                        incorporated by reference to the same numbered exhibit
                        filed with the Registrant's Annual Report on Form 10-K
                        for the fiscal year
                        ended December 28, 1996...........................................            -



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