Form 10-Q
period 1999-04-03
HON INDUSTRIES INC
filed 1999-05-14
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _________________

Commission File Number 0-2648

                          HON INDUSTRIES Inc.
(Exact name of Registrant as specified in its charter)

                Iowa                             42-0617510
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification Number)

  P.O. Box 1109, 414 East Third Street, Muscatine, Iowa  52761-0071
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

          Class                         Outstanding at April 3,1999
Common Shares, $1 Par Value                   61,256,914 shares

Exhibit Index is on Page 18.

              HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX


                 PART I.  FINANCIAL INFORMATION

                                                              Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
April 3, 1999, and January 2, 1999                            3-4

Condensed Consolidated Statements of Income -
Three Months Ended April 3, 1999, and April 4, 1998             5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended April 3, 1999, and April 4, 1998             6

Notes to Condensed Consolidated Financial Statements         7-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-15



                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                     16


SIGNATURES                                                     17


EXHIBIT INDEX                                                  18

      (3i)     Articles of Incorporation,
               as amended and restated, on May 11, 1999

     (10i)     1995 Stock-Based Compensation Plan,
               as amended and restated, on February 10, 1999

      (27)     Financial Data Schedule

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLITATED BALANCE SHEETS


                                            April 3,   January 2,
                                              1999        1999
                                           (Unaudited)
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                  $10,722   $ 17,500
 Short-term investments                           -        169
 Receivables                                178,625    183,576
 Inventories (Note B)                        66,587     67,225
 Deferred income taxes                       14,285     12,477
 Prepaid expenses and other current assets   12,685      9,382

    Total Current Assets                    282,904    290,329

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                 14,724     12,156
  Buildings                                 157,908    144,559
  Machinery and equipment                   438,314    411,238
  Construction in progress                   72,453     85,782
                                            683,399    653,735
  Less accumulated depreciation             223,359    209,558

  Net Property, Plant, and Equipment        460,040    444,177

GOODWILL                                    109,368    108,586

OTHER ASSETS                                 20,226     21,377

    Total Assets                           $872,538   $864,469



See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLITATED BALANCE SHEETS


                                            April 3,   January 2,
                                              1999        1999
                                           (Unaudited)
                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $173,491   $193,859
 Income taxes                                 8,803      1,921
 Note payable and current maturities
     of long-term debt                       14,310     15,769
 Current maturities of other long-term
     obligations                              3,373      5,889

    Total Current Liabilities               199,977    217,438

LONG-TERM DEBT                              147,952    128,069

CAPITAL LEASE OBLIGATIONS                     7,478      7,494

OTHER LONG-TERM LIABILITIES                  17,585     18,067

DEFERRED INCOME TAXES                        32,462     31,379

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  1,000,000 shares; no shares outstanding         -          -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -          61,257     61,290
  1999 - 61,256,914 shares;
  1998 - 61,289,618 shares

  Paid-in capital                            47,817     48,348
  Retained earnings                         357,579    351,786
  Accumulated other comprehensive income        431        598

    Total Shareholders' Equity              467,084    462,022

    Total Liabilities and Shareholders'
      Equity                               $872,538   $864,469


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Three Months Ended
                                            April 3,     April 4,
                                              1999         1998
                                           (In thousands, except
                                              per share data)

Net sales                                   $424,459     $418,263

Cost of products sold                        295,222      291,571

  Gross Profit                               129,237      126,692

Selling and administrative expenses           89,264       88,563

Provision for closing facilities (Note C)     19,679            -

  Operating Income                            20,294       38,129

Interest income                                  184          435

Interest expense                               2,229        2,607

  Income Before Income Taxes                  18,249       35,957

Income taxes                                   6,661       13,484

  Net Income                                  11,588       22,473

Net income per common share                     $.19         $.36

Average number of common shares
    outstanding                           61,154,027   61,647,784

Cash dividends per common share                $.095         $.08


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLITATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended
                                               April 3,   April 4,
                                                 1999       1998
                                                 (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                  $ 11,588   $ 22,473
  Noncash items included in net income:
    Depreciation and amortization               15,396     11,911
    Other postretirement and postemployment
      benefits                                     494        354
    Deferred income taxes                         (636)     1,125
    Other - net                                    (44)       (12)
  Net increase (decrease) in noncash
      operating assets and liabilities         (13,425)   (32,712)
  Increase (decrease) in other liabilities      (1,264)    (1,326)
    Net cash flows from operating activities    12,109      1,813

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                   (30,144)   (40,067)
  Acquisition spending, net of cash acquired    (1,637)   (11,523)
  Short-term investments - net                     169         (2)
  Long-term investments                             (9)        (1)
  Other - net                                        -          1
    Net cash flows (to) investing activities   (31,621)   (51,592)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock       (5,126)      (940)
  Proceeds from long-term debt                  41,651     35,050
  Payments of note and long-term debt          (22,593)   (15,952)
  Proceeds from issuance of stock                4,598      1,226
  Dividends paid                                (5,796)    (4,933)
    Net cash flows from financing activities    12,734     14,451

Net increase (decrease) in cash and
  cash equivalents                              (6,778)   (35,328)
Cash and cash equivalents at beginning
  of period                                     17,500     46,080

Cash and cash equivalents at end of period    $ 10,722   $ 10,752


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          April 3, 1999


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    April 3, 1999    January 2,
($000)                               (Unaudited)        1999

Finished products                    $ 23,882         $ 24,955
Materials and work in process          53,766           53,320
LIFO Allowance                        (11,061)         (11,050)
                                     $ 66,587         $ 67,225


Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt Pleasant, Iowa. The operations will close following an orderly transition of production to other facilities, which is expected to be completed during the second and third quarter of 1999. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. The charge includes $12.5 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 positions, $2.1 million for other employee related costs, and $2.4 million for certain other expenses associated with the closing of the facility.

During the first quarter ended April 3, 1999, $2.9 million of pretax exit costs were paid and charged against the liability.
It included $1.6 million for write-off of plant and equipment, $1.1 million for severance for 210 positions, $.1 million for other employee related expenses and $.1 million for certain other expenses associated with the closing of the facility.


Note D.  New Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of January 3, 1999, the beginning of the Company's 1999 fiscal year, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was immaterial on the Company's financial condition or results of operation during the quarter ended April 3, 1999.


Note E.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income", as of January 4, 1998, the beginning of its 1998 fiscal year. For the three-month periods ended April 3, 1999 and April 4, 1998, the change in comprehensive income is approximately ($167,000) and $1,000, respectively.

The Company's comprehensive income consists of an unrealized holding gain or loss on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and nominal foreign currency adjustments.


Note F.  Business Segment Information

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with its 1998 fiscal year beginning January 4, 1998. Management views the Company as being in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth product segment manufactures and markets a broad line of manufactured gas- , pellet- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net costs of the Company's corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as a business segment cost. In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed inasmuch as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three month period ended April 3, 1999, and April 4, 1998, is as follows:


                                         Three Months Ended
                                      April 3,       April 4,
                                        1999           1998

Net Sales:
  Office furniture                    $359,981       $366,836
  Hearth products                       64,478         51,427
                                      $424,459       $418,263
Operation Profit:
  Office furniture
    Normal operations                 $ 36,294       $ 36,663
    Facility closedown provision       (19,679)             -
      Office furniture - net            16,615         36,663
  Hearth products                        5,784          2,931
      Total operating profit            22,399         39,594
  Unallocated corporate expense         (4,150)        (3,637)
      Income before income taxes      $ 18,249       $ 35,957

Identifiable Assets:
  Office furniture                    $666,632       $591,118
  Hearth products                      159,143        145,917
  General corporate                     46,763         41,374
                                      $872,538       $778,409

Depreciation & Amortization
Expense:
  Office furniture                    $ 12,458       $  9,650
  Hearth products                        2,607          1,942
  General corporate                        331            319
                                      $ 15,396       $ 11,911

Capital Expenditure, Net:
  Office furniture                    $ 20,291       $ 35,694
  Hearth products                        4,303          4,526
  General corporate                      5,550           (153)
                                      $ 30,144       $ 40,067



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidate Statements of Income is shown below:

                                         Comparison of
Increases (Decreases)           Three Months      Three Months
                                    Ended             Ended
Dollars in Thousands           April 3, 1999 &   April 3, 1999 &
                                April 4, 1998    January 2, 1999

Net sales                     $  6,196    1.5%   $(3,615)  (0.8)%
Cost of products sold            3,651    1.3        983    0.3
Selling & Administrative
  expenses                         701    0.8      4,943    5.9
Provision for closing
  facilities                    19,679    N/M     19,679    N/M
Interest income                   (251) (57.7)      (173) (48.5)
Interest expense                  (378) (14.5)      (308) (12.1)
Income taxes                    (6,823) (50.6)   (11,094) (62.5)
Net income                     (10,885) (48.4)   (17,991  (60.8)


The Company reported record first quarter sales and earnings for its fiscal quarter ended April 3, 1999, prior to a one-time charge for a cost savings initiative. This is the 13th consecutive quarter of record results from operations.

Consolidated net sales for the first quarter ending April 3, 1999, were $424.5 million, a 1.5% increase from the $418.3 million in the first quarter of 1998. The closing of three plants, a cost savings initiative to increase long-term profitability, was announced in first quarter with an anticipated annualized savings of $11.6 million upon completion of the closings. Accounting for a one-time charge of $19.7 million against pre-tax earnings, net income for the quarter was $11.6 million or $0.19 per share. Net income, before the charge, reached $24.1 million, an increase of 7.2% from $22.5 million for the same period a year ago. Prior to the one-time charge, net income per share was $0.39 per diluted share compared to $0.36 per share in first quarter 1998.

For the first quarter of 1999, office furniture comprised 85% of consolidated net sales and hearth products comprised 15%. Net sales for office furniture were down 2% for the quarter compared to the same quarter a year ago. Due to the unusually strong office furniture industry growth rate in 1997 of 15%, the Company ended fiscal year 1997 with a higher than normal order backlog which further strengthened first quarter 1998 net sales. While backlog is normally not a consideration because of the Company's short delivery times, it is a factor when comparing first quarter 1998 and 1999 shipments. Hearth products sales increased 25% for the quarter compared to the same quarter a year ago. Office furniture contributed 86% of first quarter 1999 consolidated operating profit before unallocated corporate expenses and the one-time charge and hearth products 14%.

The consolidated gross profit margin for the first quarter of 1999 was 30.4% compared to 30.3% for the same period in 1998. The Company is continuing to focus on improving gross margins. The focus is on improving the net selling price of products and on reducing production costs.

Selling and administrative expenses for the first quarter of 1999, excluding the one-time charge, were 21.0% of net sales compared to 21.2% in the comparable quarter of 1998. Management places emphasis on controlling and reducing selling and administrative expenses as a percent of net sales. Selling and administrative expenses also include freight and distribution expenses incurred to get the product to the customer.

The Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa on February 11, 1999. The operations will close following an orderly transition of production to other facilities which is expected to be completed during the second and third quarters of 1999. Upon completion of the closedowns, the Company is anticipating annualized savings of $11.6 million mainly from reduced salaries and benefits, depreciation, and other costs related to operating the three facilities. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. The charge includes $12.5 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 positions, $2.1 million for other employee related costs, and $2.4 million for certain other expenses associated with the closing of the facilities. During the first quarter ended April 3, 1999, $2.9 million of pretax exit costs were paid and charged against the liability. It included $1.6 million for write-off of plant and equipment, $1.1 million for severance for 210 positions, $.1 million for other employee related expenses and $.1 million for certain other expenses associated with the closing of the facility.

The Company decreased its estimated annual effective tax rate to 36.5% for the first quarter of 1999 from 37.5% a year earlier to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of April 3, 1999, cash and short-term investments decreased to $10.7 million compared to a $17.7 million balance at year-end
1998. The decrease is due to marketing program payments typically made in the first quarter and capital expenditures.

Net capital expenditures for the first quarter of 1999 were $30.1 million and primarily represent investment in new, more-efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

The Board of Directors approved an 18.8% increase in the common stock quarterly dividend from $.08 per share to $.095 per share. The dividend was paid on March 1, 1999 to shareholders of record on February 19, 1999. This was the 176th consecutive quarterly dividend paid by the Company.

In the first quarter, the Company repurchased 231,405 of its common stock at a cost of approximately $5.1 million or an average price of $22.15 per share. As of April 3, 1999, approximately $57.3 million of the Board's current repurchase authorization remained unspent.

On May 10, 1999, the Board of Directors declared an $.095 per common share cash dividend to shareholders of record on May 20, 1999, to be paid on June 1, 1999.

Year 2000

The Company is continuing to work on its comprehensive Year 2000 ("Y2K") Compliance Plan. The primary mission of the Plan is to maintain business continuity by giving priority remediation and resolution to any Year 2000 issue that could compromise normal business operations.

The project is focused on three business fronts: (1) information technology, which encompasses traditional computer hardware, software and related networks; (2) operations, which encompasses material suppliers, equipment vendors, and embedded chips used by facility, production, and distribution machinery, equipment, and support processes; and (3) customers and other nonoperational service providers.

All three project focus initiatives are on schedule to be completed during the second and third quarters of 1999, leaving fourth quarter of 1999 primarily for follow-up compliance testing and contingency planning as needed. The Company plans to engage an independent review of its Y2K compliance plan and follow-through effort during June-September to further assess its quality and comprehensiveness. The Company still estimates its total incremental out-of-pocket project costs will not exceed the $1 million range, including some costs that, because of their nature, will be capitalized. All internal and external costs associated with this project are being expensed or capitalized in the period incurred. Through the fiscal quarter ended April 3, 1999, the Company has incurred and recorded costs of approximately $125,000.

At this point, the Company assesses its Y2K issues to be comparatively modest and routine in nature. Current efforts are being concentrated on internal compliance testing of equipment and processes. While the Company does not anticipate any material business interruptions due to Year 2000 issues that are within its control, this outcome is also dependent on many other business and service partners having their Year 2000 house in order. These partners include among others: utility service providers, key suppliers, including a few foreign suppliers; key customers; banking system; equipment vendors; and software and other related system and service providers. In these cases, the Company is relying principally on individual Y2K readiness statements. The Company maintains an electronic copy of its latest Year 2000 Readiness Disclosure at its website location at www.honi.com.

So, given the unusual nature of the Y2K challenge, even with a comprehensive and responsive due diligence effort, business risk can not be totally avoided. Management views the Company's business risks to include, but not necessarily limited to the following: higher than expected remediation costs, exclusion of coverage by insurers for losses/damages attributable to Year 2000 issues, loss of production, loss of sales, and litigation risk.

Looking Ahead

The Company is optimistic about its business outlook for fiscal year 1999. If the U.S. economy remains healthy, 1999 is expected to be another record year in terms of earnings. This optimism is based on the Company's ability to continue improving its cost structure, increase sales through the introduction of new value-priced products, and provide outstanding customer service and support.

Except for the historic information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth product industries, the achievement of cost reductions and productivity in the Company's operations, the impact of future acquisitions, the Company's ability to identify and correct or implement contingency plans to deal with the Y2K issues, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 11, 1999, for purposes of electing four Directors to the Board of Directors, and to amend the Articles of Incorporation to increase the authorized shares of the Company's preferred stock from 1,000,000 to 2,000,000. As of March 12, 1999, the record date for the meeting, there were 61,083,054 shares of common stock issued and outstanding and entitled to vote at the meeting. The first proposal voted upon was the election of four Directors for a term of three years and until their successors are elected and shall qualify. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

                             For          Withheld       Against

Cheryl A. Francis        54,725,131        123,263          -0-
                           or 89.6%         or .2%        or 0%

Robert L. Katz           54,732,710        115,684          -0-
                           or 89.6%         or .2%        or 0%

Richard H. Stanley       54,673,402        174,992          -0-
                           or 89.5%         or .3%        or 0%

Brian E. Stern           54,764,243         84,151          -0-
                           or 89.7%         or .1%        or 0%

The second proposal voted upon was the approval of the Amendment of the Articles of Incorporation. The proposal was approved with 33,770,694 votes, or 55.3% voting for; 11,223,189 votes, or 18.4%
voting against; and 207,145 votes, or .3% voting withheld.

As to the second proposal, there were 9,647,365 or 15.8% broker non-votes.


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


Dated: May 14, 1999                     HON INDUSTRIES Inc.


                                   By   /s/  David C. Stuebe
                                        David C. Stuebe
                                        Vice President and
                                        Chief Financial Officer



                                   By   /s/  Melvin L. McMains
                                        Melvin L. McMains
                                        Vice President and
                                        Controller

                       PART II.  EXHIBITS


EXHIBIT INDEX

      (3i) Articles of Incorporation, as amended and restated, on May 11, 1999

     (10i) 1995 Stock-Based Compensation Plan, as amended and restated, on February 10, 1999

      (27)     Financial Data Schedule