Form 10-Q
period 1999-07-03
HON INDUSTRIES INC
filed 1999-08-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                    Outstanding at July 3, 1999
 Common Shares, $1 Par Value            61,178,459 shares


Exhibit Index is on page 17.

                HON INDUSTRIES Inc. and SUBSIDIARIES

                               INDEX

                   PART I.  FINANCIAL INFORMATION


                                                              Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
July 3, 1999, and January 2, 1999                             3-4

Condensed Consolidated Statements of Income -
Three Months Ended July 3, 1999, and July 4, 1998               5

Condensed Consolidated Statements of Income -
Six Months Ended July 3, 1999, and July 4, 1998                 6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended July 3, 1999, and July 4, 1998                 7

Notes to Condensed Consolidated Financial Statements         8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-14



                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                     16

EXHIBIT INDEX                                                  17

     (27) Financial Data Schedule                              18

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                            July 3,   January 2,
                                             1999        1999
                                          (Unaudited)
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                 $ 21,777    $17,500
 Short-term investments                           -        169
 Receivables                                191,051    183,576
 Inventories (Note B)                        72,870     67,225
 Deferred income taxes                       16,093     12,477
 Prepaid expenses and other current assets   12,259      9,382

    Total Current Assets                    314,050    290,329

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                 16,249     12,156
  Buildings                                 171,199    144,559
  Machinery and equipment                   454,078    411,238
  Construction in progress                   61,069     85,782
                                            702,595    653,735
  Less accumulated depreciation             237,621    209,558

    Net Property, Plant, and Equipment      464,974    444,177

GOODWILL                                    108,509    108,586

OTHER ASSETS                                 20,807     21,377

    Total Assets                           $908,340   $864,469


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                            July 3,   January 2,
                                             1999        1999
                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY           (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $194,311    $193,859
 Income taxes                                 6,802       1,921
 Note payable and current maturities
     of long-term debt                       14,310      15,769
 Current maturities of other long-term
     obligations                              4,069       5,889

    Total Current Liabilities               219,492     217,438

LONG-TERM DEBT                              147,879     128,069

CAPITAL LEASE OBLIGATIONS                     6,776       7,494

OTHER LONG-TERM LIABILITIES                  17,845      18,067

DEFERRED INCOME TAXES                        33,914      31,379

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding         -           -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -          61,178      61,290
  1999 - 61,178,459 shares;
  1998 - 61,289,618 shares

  Paid-in capital                            46,095      48,348
  Retained earnings                         374,280     351,786
  Accumulated other comprehensive income        881         598

    Total Shareholders' Equity              482,434     462,022

    Total Liabilities and Shareholders'    $908,340    $864,469
      Equity


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                              Three Months Ended
                                             July 3,      July 4,
                                               1999         1998
                                            (In thousands, except
                                               per share data)

Net sales                                   $419,708      $401,417

Cost of products sold                        292,077       278,107

  Gross Profit                               127,631       123,310

Selling and administrative expenses           89,785        83,213

  Operating Income                            37,846        40,097

Interest income                                  202           213

Interest expense                               2,601         2,904

  Income Before Income Taxes                  35,447        37,406

Income taxes                                  12,938        14,027

  Net Income                                $ 22,509      $ 23,379

Net income per common share                    $0.37         $0.38

Average number of common shares           61,169,059    61,663,050
  outstanding

Cash dividends per common share               $0.095         $0.08


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)



                                               Six Months Ended
                                             July 3,       July 4,
                                               1999          1998
                                             (In thousands, except
                                                per share data)

Net sales                                   $844,167      $819,680

Cost of products sold                        587,299       569,678

  Gross Profit                               256,868       250,002

Selling and administrative expenses          179,049       171,776

Provision for closing facilities (Note C)     19,679             -

  Operating Income                            58,140        78,226

Interest income                                  386           648

Interest expense                               4,830         5,511

  Income Before Income Taxes                  53,696        73,363

Income taxes                                  19,599        27,511

  Net Income                                $ 34,097      $ 45,852

Net income per common share                    $0.56         $0.74

Average number of common shares           61,161,543    61,655,604
   outstanding

Cash dividends per common share                $0.19         $0.16


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 Six Months Ended
                                                 July 3,    July 4,
                                                  1999        1998
                                                  (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                  $ 34,097     $ 45,852
  Noncash items included in net income:
    Depreciation and amortization               31,434       24,650
    Other postretirement and postemployment
      benefits                                     997           49
    Deferred income taxes                       (1,272)       3,090
    Other - net                                    (91)         (24)
  Net increase (decrease) in noncash
    operating assets and liabilities           (12,357)     (13,530)
  Increase (decrease) in other liabilities      (1,344)        (751)
    Net cash flows from operating activities    51,464       59,336

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                   (49,901)     (80,016)
  Acquisition spending, net of cash acquired    (1,637)     (11,310)
  Short-term investments - net                     169           (4)
  Long-term investments                           (519)          (8)
  Other - net                                        -            4
    Net cash flows (to) investing activities   (51,888)     (91,334)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock       (7,630)      (1,387)
  Proceeds from long-term debt                  52,002       45,781
  Payments of note and long-term debt          (33,368)     (21,064)
  Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation                                 5,301        2,061
  Dividends paid                               (11,604)      (9,868)
    Net cash flows from (to) financing
      activities                                 4,701       15,523

Net increase (decrease) in cash and
  cash equivalents                               4,277      (16,475)
Cash and cash equivalents at beginning
  of period                                     17,500       46,080

Cash and cash equivalents at end of period    $ 21,777     $ 29,605


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          July 3, 1999


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                     July 3, 1999    January 2,
($000)                               (Unaudited)        1999

Finished products                     $ 28,736        $ 24,955
Materials and work in process           55,257          53,320
LIFO allowance                         (11,123)        (11,050)
                                      $ 72,870        $ 67,225



Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. The operations will close following an orderly transition of production to other facilities which is expected to be completed during the second and third quarters of 1999. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. The charge includes $12.5 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 manufacturing-related positions, $2.1 million for other employee-related costs, and $2.4 million for certain other expenses associated with the closing of the facilities.

During the six-month period ended July 3, 1999, $7.3 million of pretax exit costs were paid and charged against the liability. It included $4.7 million noncash write-off of plant and equipment, $1.8 million for severance for 326 positions, $.4 million for other employee-related expenses, and $.4 million for certain other expenses associated with the closing of the facilities.


Note D.  New Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which was adopted as of January 3, 1999, the beginning of the Company's 1999 fiscal year, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software-related costs as incurred. The effect of adopting the SOP was immaterial on the Company's financial condition or results of operation during the six-month period ended July 3, 1999.


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


Note F:  Business Segment Information

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net cost of the Company's corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as a business segment cost. In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed inasmuch as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three-month and six-month period ended July 3, 1999, and July 4, 1998, is a follows:


                                Three Months Ended   Six Months Ended
                                 July 3,   July 4,   July 3,   July 4,
                                   1999      1998      1999     1998
                                             (In thousands)
Net Sales:
  Office furniture               $349,814  $343,493  $709,795 $710,329
  Hearth products                  69,894    57,924   134,372  109,351
                                 $419,708  $401,417  $844,167 $819,680
Operation Profit:
  Office furniture
    Normal operations            $ 32,792  $ 39,295  $ 69,086 $ 75,958
    Facility closedown provision        -         -   (19,679)       -
      Office furniture - net       32,792    39,295    49,407 $ 75,958
  Hearth products                  10,239     6,725    16,023    9,656
    Total operating profit         43,031    46,020    65,430   85,614
  Unallocated corporate expense    (7,584)   (8,614)  (11,734) (12,251)
    Income before income taxes   $ 35,447  $ 37,406  $ 53,696 $ 73,363

Identifiable Assets:
  Office furniture                                   $682,861 $606,765
  Hearth products                                     165,531  150,645
  General corporate                                    59,948   63,800
                                                     $908,340 $821,210

Depreciation & Amortization
Expense
  Office furniture               $ 12,815  $ 10,093  $ 25,273 $ 19,743
  Hearth products                   2,712     2,318     5,319    4,260
  General corporate                   511       328       842      647
                                 $ 16,038  $ 12,739  $ 31,434 $ 24,650

Capital Expenditure, Net:
  Office furniture               $ 14,187  $ 34,058  $ 34,478 $ 69,752
  Hearth products                   4,660     4,415     8,963    8,941
  General corporate                   910     1,476     6,460    1,323
                                 $ 19,757  $ 39,949  $ 49,901 $ 80,016

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:


                                           Comparison of
Increases (Decreases)    Three Months       Six Months       Three Months
                             Ended            Ended             Ended
Dollars in Thousand     July 3, 1999 &    July 3, 1999 &    July 3, 1999 &
                         July 4, 1998      July 4, 1998     April 3, 1999


Net sales               $18,291   4.6%    $24,487    3.0%  $(4,751)  (1.1)%
Cost of products sold    13,970   5.0      17,621    3.1    (3,145)  (1.1)
Selling &
  Administrative
  expenses                6,572   7.9       7,273    4.2       521    0.6
Provision for closing
  facilities                  -     -      19,679      -    19,679      -
Interest income             (11) (5.2)       (262) (40.4)       18    9.8
Interest expense           (303)(10.4)       (681) (12.4)      372   16.7
Income taxes             (1,089) (7.8)     (7,912) (28.8)    6,277   94.2
Net income                 (870) (3.7)    (11,755) (25.6)   10,921   94.2


The Company reported its fourteenth consecutive quarterly record net sales. Consolidated net sales for the second quarter ended July 3, 1999, were $419.7 million, up 4.6%, compared to $401.4 million for the same quarter a year ago. Net income reached $22.5 million, compared to $23.4 million for second quarter 1998, a decrease of 3.7%. Net income per share for the quarter was $0.37 per diluted share, a decrease of 2.6% from $0.38 per diluted share earned in second quarter 1998.

For the first six months of 1999, consolidated net sales rose
3.0% to $844.2 million from $819.7 million last year.   The
closing of three plants, a cost savings initiative to increase long-term profitability, was announced in first quarter. Accounting for a one-time charge of $19.7 million against pre-tax earnings, net income for the first six months was $34.1 million or $0.56 per share. Net income, before the charge, reached $46.6 million, an increase of 1.6% from $45.9 million in the first half of 1998. Prior to the one-time charge, net income per share was $0.76 per diluted share compared to $0.74 per share in 1998. Please refer to Note C for additional information regarding the one-time charge.

For the second quarter of 1999, office furniture comprised 83% of consolidated net sales and hearth products comprised 17%. Net sales for office furniture were up 2% and hearth products sales increased 21% for the quarter compared to the same quarter a year ago. Office furniture contributed 76% of second quarter 1999 consolidated operating profit before unallocated corporate expenses and hearth products 24%.

Consolidated gross profit margin for the second quarter of 1999 was 30.4% compared to 30.7% for the same period in 1998. As an investment for the future, the Company has increased capacity. However, modest revenue growth in office furniture during the second quarter did not allow the Company to adequately absorb the increased fixed costs, adversely impacting gross profit. Management continues to focus on improving gross margins by improving the net selling price of products and on reducing production costs.

Selling and administrative expenses for the second quarter of 1999 were 21.4% compared to 20.7% in the comparable quarter of 1998. The Company has implemented a number of internal initiatives to better serve customers through shorter lead times, improved complete and on-time deliveries, and reduced transportation damage. These initiatives have resulted in increased freight costs and, in turn, increased selling and administrative expenses. Excluding freight, selling and administrative expenses for the second quarter of 1999 were 15.0% compared to 15.3% in second quarter 1998.

The Company decreased its estimated annual effective tax rate to 36.5% for the first six months of 1999 from 37.5% a year earlier to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of July 3, 1999, cash and short-term investments increased to $21.8 million from $10.7 million at the end of first quarter
1999. Net cash flows from operations contributed to the improvement. Cash flow and working capital management are major focuses of management to ensure the Company is poised for continued future growth.

Net capital expenditures for the first six months of 1999 were $49.9 million compared to $80.0 million for the same six-month period in 1998. These expenditures primarily represent investment in new, more efficient machinery and equipment and completion of capacity expansion projects started in 1998. These investments were funded by a combination of cash reserves, cash from operations, and a revolving credit agreement.

The Board of Directors declared a regular quarterly cash dividend of $0.095 per share on its common stock on May 10, 1999, to shareholders of record at the close of business on May 20. It was paid on June 1, 1999, and represented the 177th consecutive quarterly dividend paid by the Company.

For the six months ended July 3, 1999, the Company repurchased 338,322 shares of its common stock at a cost of approximately $7.6 million or an average price of $22.55 per share. As of July 3, 1999, approximately $54.8 million of the Board's current repurchase authorization remained unspent.

Year 2000

The Company is in the final stages of implementing its comprehensive Year 2000 ("Y2K") Readiness Plan, and has launched its Year 2000 Contingency Plan. The primary mission of these Plans is to maintain business continuity by giving priority remediation and resolution to any Year 2000 issue that could compromise normal business operations.

The Year 2000 project is focused on three business fronts: (1) information technology, which encompasses traditional computer hardware, software, and related networks; (2) operations, which encompasses material suppliers, equipment vendors, and embedded chips used by facility, production, and distribution machinery, equipment, and support processes; and (3) customers and other nonoperational service providers.

The Year 2000 Readiness Plan work is still on schedule to be completed during the third quarter of 1999, leaving fourth quarter of 1999 primarily for follow-up compliance testing and contingency planning as needed. The Company still estimates its total incremental out-of-pocket project costs will not exceed the $1.0 - $1.5 million range, including some costs that, because of their nature, will be capitalized. All Year 2000 costs associated with this project are being expensed in the period incurred. Through the fiscal quarter ended July 3, 1999, the Company has incurred and recorded project related costs of approximately $353,000.

At this point, the Company assesses its internal Y2K issues to be fairly minor and routine in nature. Current efforts are being concentrated on internal readiness testing of equipment and processes. While the Company does not anticipate any material business interruptions due to Year 2000 issues that are within its control, this outcome is also dependent on many other business and service partners having their Year 2000 house in order. These partners include among others: utility service providers; key suppliers, including a few foreign suppliers; key customers; banking system; equipment vendors; and software and other related system and service providers. In these cases, the Company is relying principally on individual Y2K readiness statements by these providers.

Given the unusual nature of the Y2K challenge, even with a comprehensive and responsive due diligence effort, business risk can not be totally avoided. Management views the Company's business risks to include, but not necessarily limited to, the following: higher than expected remediation costs, exclusion of coverage by insurers for losses/damages attributable to Year 2000 issues, loss of production, loss of sales, and litigation risk. In a worst-case scenario, the Company will utilize short-term solutions, as appropriate, until the problem is remedied.

Looking Ahead

Management expects to continue to exceed industry sales growth for the balance of the year in both segments in which it participates. Management is encouraged by positive economic indicators and customer reaction to the Company's new products and continued focus on service.

Except for the historic information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth product industries, the achievement of cost reductions and productivity in the Company's operations, the impact of future acquisitions, the Company's ability to identify and correct or implement remediation and contingency plans to deal with the Y2K issues, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

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


Dated: August 5, 1999              HON INDUSTRIES Inc.


                                   By   /s/  David C. Stuebe
                                        David C. Stuebe
                                        Vice President and
                                        Chief Financial Officer



                                   By   /s/  Melvin L. McMains
                                        Melvin L. McMains
                                        Vice President
                                        and Controller

                       PART II.  EXHIBITS


EXHIBIT INDEX                                               Page

(27) Financial Data Schedule                                 18