Form 10-Q
period 1999-10-02
HON INDUSTRIES INC
filed 1999-11-12
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

          Class                    Outstanding at October 2,1999
 Common Shares, $1 Par Value            60,355,398 shares


Exhibit Index is on Page 17.

              HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX



                 PART I.  FINANCIAL INFORMATION


                                                                 Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
October 2, 1999, and January 2, 1999                             3-4

Condensed Consolidated Statements of Income -
Three Months Ended October 2, 1999, and October 3, 1998            5

Condensed Consolidated Statements of Income -
Nine Months Ended October 2, 1999, and October 3, 1998             6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended October 2, 1999, and October 3, 1998             7

Notes to Condensed Consolidated Financial Statements            8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        11-14



                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                        16

EXHIBIT INDEX                                                     17

     (27) Financial Data Schedule                                 18

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                           October 2,   January 2,
                                              1999        1999
                                           (Unaudited)
ASSETS                                         (In thousands)

CURRENT ASSETS
  Cash and cash equivalents                $ 18,947     $ 17,500
  Short-term investments                          -          169
  Receivables                               218,308      183,576
  Inventories (Note B)                       67,990       67,225
  Deferred income taxes                      18,253       12,477
  Prepaid expenses and other current          9,430        9,382
    assets

      Total Current Assets                  332,928      290,329

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                 16,697       12,156
  Buildings                                 177,828      144,559
  Machinery and equipment                   464,703      411,238
  Construction in progress                   53,604       85,782
                                            712,832      653,735
  Less accumulated depreciation             250,024      209,558

      Net Property, Plant, and Equipment    462,808      444,177

GOODWILL                                    114,920      108,586

OTHER ASSETS                                 22,413       21,377

      Total Assets                         $933,069     $864,469



See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                           October 2,   January 2,
                                              1999        1999
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY           (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $210,967      $193,859
 Income taxes                                11,963         1,921
 Note payable and current maturities
   of long-term debt                          8,843        15,769
 Current maturities of other long-term
   obligations                                5,808         5,889

     Total Current Liabilities              237,581       217,438

LONG-TERM DEBT                              152,586       128,069

CAPITAL LEASE OBLIGATIONS                     4,686         7,494

OTHER LONG-TERM LIABILITIES                  17,449        18,067

DEFERRED INCOME TAXES                        34,228        31,379

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding         -             -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -          60,355        61,290
  1999 - 60,355,398 shares;
  1998 - 61,289,618 shares

  Paid-in capital                            28,788        48,348
  Retained earnings                         397,124       351,786
  Accumulated other comprehensive income        272           598

     Total Shareholders' Equity             486,539       462,022

     Total Liabilities and Shareholders'   $933,069      $864,469
       Equity


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Three Months Ended
                                           October 2,   October 3,
                                              1999        1998
                                           (In thousands, except
                                              per share data)

Net sales                                   $475,738     $448,679

Cost of products sold                        327,243      309,080

    Gross Profit                             148,495      139,599

Selling and administrative expenses          101,234       88,162

    Operating Income                          47,261       51,437

Interest income                                  233          585

Interest expense                               2,393        2,610

    Income Before Income Taxes                45,101       49,412

Income taxes                                  16,462       18,530

    Net Income                              $ 28,639     $ 30,882

Net income per common share                 $   0.47     $   0.50

Average number of common shares            60,921,268  61,691,164
  outstanding

Cash dividends per common share             $  0.095     $   0.08


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Nine Months Ended
                                           October 2,   October 3,
                                              1999        1998
                                           (In thousands, except
                                              per share data)

Net sales                                  $1,319,905  $1,268,359

Cost of products sold                         914,542     878,758

    Gross Profit                              405,363     389,601

Selling and administrative expenses           280,283     259,938

Provision for closing facilities (Note C)      19,679           -

    Operating Income                          105,401     129,663

Interest income                                   619       1,233

Interest expense                                7,223       8,121

    Income Before Income Taxes                 98,797     122,775

Income taxes                                   36,061      46,041

    Net Income                             $   62,736  $   76,734

Net income per common share                $     1.03  $     1.24

Average number of common shares            61,081,451  61,667,458
  outstanding

Cash dividends per common share            $    0.285  $     0.24


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Nine Months Ended
                                              October 2,  October 3,
                                                 1999        1998
                                                  (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                  $  62,736   $  76,734
  Noncash items included in net income:
    Depreciation and amortization                48,136      38,039
    Other postretirement and postemployment
      benefits                                    1,532       1,167
    Deferred income taxes                        (2,775)      4,993
    Other - net                                    (115)          3
  Net increase (decrease) in noncash
      operating assets and liabilities           (8,757)    (24,610)
  Increase (decrease) in other liabilities       (1,866)     (1,549)
    Net cash flows from operating activities     98,891      94,777

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                    (62,828)   (123,324)
  Capitalized software                           (3,059)          -
  Acquisition spending, net of cash acquired     (8,932)    (11,310)
  Short-term investments - net                      169          93
  Long-term investments                            (519)        (35)
  Other - net                                      (226)        132
    Net cash flows (to) investing activities    (75,395)   (134,444)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock       (26,360)     (1,573)
  Proceeds from long-term debt                   67,026      66,287
  Payments of note and long-term debt           (51,218)    (27,635)
  Proceeds from sales of HON INDUSTRIES
      common stock to members and stock-based     5,901       2,723
      compensation
  Dividends paid                                (17,398)    (14,805)
    Net cash flows from (to) financing          (22,049)     24,997
      activities

Net increase (decrease) in cash and
cash equivalents                                  1,447     (14,670)

Cash and cash equivalents at beginning
of period                                        17,500      46,080

Cash and cash equivalents at end of period    $  18,947   $  31,410


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         October 2, 1999


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 2, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

Note B.

Inventories of the Company and its subsidiaries are summarized as follows:

                                      October 2,     January 2,
($000)                                   1999           1999
                                     (Unaudited)

Finished products                     $ 27,152        $ 24,955
Materials and work in process           52,023          53,320
LIFO Allowance                         (11,185)        (11,050)
                                      $ 67,990        $ 67,225


Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. The charge includes $12.5 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 positions, $2.1 million for other employee-related costs, and $2.4 million for certain other expenses associated with the closing of the facility.

During the nine-month period ended October 3, 1999, $6.8 million of pretax exit costs were paid and charged against the liability. It included $3.5 million for write-off of plant and equipment, $1.9 million for severance for 326 positions, $0.5 million for other employee-related expenses, and $0.9 million for certain other expenses associated with the closing of the facilities.

Note D.  New Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which was adopted as of January 3, 1999, the beginning of the Company's 1999 fiscal year, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company capitalized approximately $3.1 million of computer software during the nine-month period ended October 3, 1999.

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

No geographic information for revenues from external customers or for long-lived assets is disclosed inasmuch as the Company's primary market and capital investments are concentrated in the United States.
Reportable segment data reconciled to the consolidated financial statements for the three-month and nine-month period ended October 3, 1999, and October 4, 1998, is as follows:



                                Three Months Ended     Nine Months Ended
                                 Oct. 2,   Oct. 3,     Oct. 2,    Oct. 3,
                                   1999      1998      1999        1998
                                              (In thousands)
Net Sales:
  Office furniture              $403,276  $383,409  $1,113,071  $1,093,738
  Hearth products                 72,462    65,270     206,834     174,621
                                $475,738  $448,679  $1,319,905  $1,268,359
Operation Profit:
  Office furniture
    Normal operations           $ 45,281  $ 50,594  $  114,367  $  126,552
    Facility closedown provision       -         -     (19,679)          -
      Office furniture - net      45,281    50,594      94,688     126,552
  Hearth products                  8,684     9,835      24,707      19,491
        Total operating profit    53,965    60,429     119,395     146,043
  Unallocated corporate expense   (8,865)  (11,017)    (20,598)    (23,268)
        Income before income
          taxes                 $ 45,100  $ 49,412  $   98,797  $  122,775

Identifiable Assets:
  Office furniture                                  $  695,825  $  661,760
  Hearth products                                      176,782     161,155
  General corporate                                     60,462      61,600
                                                    $  933,069  $  884,515

Depreciation & Amortization
Expense
  Office furniture              $ 13,286  $ 10,757  $   38,559  $   30,500
  Hearth products                  2,817     2,296       8,136       6,556
  General corporate                  599       336       1,441         983
                                $ 16,702  $ 13,389  $   48,136  $   38,039

Capital Expenditure, Net:
  Office furniture              $ 10,572  $ 37,817  $   45,050  $  107,569
  Hearth products                  3,240     4,246      12,203      13,187
  General corporate                 (885)    1,245       5,575       2,568
                                $ 12,927  $ 43,308  $   62,828  $  123,324

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:


                                           Comparison of
Increases (Decreases)    Three Months      Nine Months       Three Months
                             Ended            Ended              Ended
Dollars in Thousand     October 2, 1999  October 2, 1999    October 2, 1999
                               &                &                  &
                        October 3, 1998  October 3, 1998     July 3, 1999


Net sales               $ 27,059   6.0%  $ 51,546   4.1%  $ 56,030   13.3%
Cost of products sold     18,163   5.9     35,784   4.1     35,166   12.0
Selling &
  administrative
  expenses                13,072  14.8     20,345   7.8     11,449   12.8
Provision for closing
  facilities                   -     -     19,679     -          -      -
Interest income             (352)(60.2)      (614)(49.8)        31   15.3
Interest expense            (217) (8.3)      (898)(11.1)      (208)  (8.0)
Income taxes              (2,068)(11.2)    (9,980)(21.7)     3,524   27.2
Net income                (2,243) (7.3)   (13,998)(18.2)     6,130   27.2


The Company reported its fifteenth consecutive quarterly record net sales. Consolidated net sales for the third quarter ended October 2, 1999, were $475.7 million, up 6.0%, compared to $448.7 million for the same quarter a year ago. Net income reached $28.6 million, compared to $30.9 million for third quarter 1998, a decrease of 7.3%. Net income per share for the quarter was $0.47 per diluted share, a decrease of 6.0% from $0.50 per diluted share earned in third quarter 1998.

For the first nine months of 1999, consolidated net sales rose 4.1% to $1.32 billion from $1.27 billion last year. Accounting for a one-time charge for closing three plants announced in first quarter of $19.7 million against pre-tax earnings, net income for the first nine months was $62.7 million or $1.03 per share. Net income, before the charge, reached $75.2 million, a decrease of 2.0% from $76.7 million in the first nine months of 1998. Prior to the one-time charge, net income per share was $1.23 per diluted share compared to $1.24 per share in 1998. Please refer to Note C for additional information regarding the one-time plant closing charge.

For the third quarter of 1999, office furniture comprised 85% of consolidated net sales and hearth products comprised 15%. Net sales for office furniture were up 5% and hearth products sales increased 11% for the quarter compared to the same quarter a year ago. Office furniture contributed 84% and hearth products contributed 16% of third quarter 1999 consolidated operating profit before unallocated corporate expenses.

Consolidated gross profit margin for the third quarter of 1999 was 31.2% compared to 31.1% for the same period in 1998. The Company is continuing to focus on improving gross margins. A tight labor market has made it more difficult than anticipated to staff facilities causing an increase in backlog and additional overtime, training, and expenses associated with moving production to alternate plant locations. The Company is working to hire and train manpower necessary to fulfill increased order demand and reduce backlog.

Selling and administrative expenses for the third quarter of 1999 were 21.3% of net sales compared to 19.6% in the comparable quarter of 1998. The Company has implemented a number of internal initiatives to better serve customers through providing complete, on-time and undamaged orders quickly and concentrating on the value-oriented contract segment of the office furniture industry. These initiatives collectively have resulted in increased selling and administrative expenses. Excluding freight, selling and administrative expenses for the third quarter of 1999 were 14.4% of net sales compared to 14.1% in third quarter 1998.

The Company decreased its estimated annual effective tax rate to 36.5% for fiscal year 1999 from 37.5% a year earlier to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of October 2, 1999, cash and short-term investments increased to $18.9 million compared to a $17.7 million balance at year-end 1998. Net cash flows from operations contributed to the improvement. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first nine months of 1999 were $62.8 million compared to $123.3 million for the same nine-month period in 1998. These expenditures primarily represent investments in new, more efficient machinery and equipment and completion of capacity expansion projects started in 1998. These investments were funded by a combination of cash reserves, cash from operations, and a revolving credit agreement.

The Board of Directors declared a regular quarterly cash dividend of $0.095 per share on its common stock on August 9, 1999, to shareholders of record at the close of business on August 19, 1999. It was paid on September 1, 1999, and represented the 178th consecutive quarterly dividend paid by the Company.

For the nine months ended October 2, 1999, the Company repurchased 1,195,925 shares of its common stock at a cost of approximately $26.4 million or an average price of $22.04 per share. As of October 2, 1999, approximately $36.1 million of the Board's current repurchase authorization remained unspent.

On November 8, 1999, the Board of Directors declared a $.095 per common share cash dividend to shareholders of record on November
18, 1999, to be paid on December 1, 1999.

Year 2000

The Company is in the final stages of completing its Year 2000
(Y2K) Readiness and Contingency Plans. The primary mission of these Plans is to maintain business continuity by giving priority remediation and resolution to Year 2000 issues that could compromise normal business operations.

The Year 2000 project is focused on three business fronts: (1) information technology, which encompasses traditional computer hardware, software and related networks; (2) operations, which encompasses material suppliers, equipment vendors, freight carriers, and embedded chips used by facility, production, and distribution machinery, equipment, and support processes; and (3) customers and other nonoperational service providers.

The Company's Year 2000 readiness and contingency plans are nearing completion with the current minor unfinished work scheduled for completion by November 30, 1999. The remediation and testing costs associated with this project remain on target at approximately $1.0 million, including some costs which, because of their nature, will be capitalized. All internal and external costs associated with this project are being expensed or capitalized in the period incurred. Through the fiscal quarter ended October 2, 1999, the Company has incurred and recorded project related costs of approximately $600,000.

The Year 2000 issues identified and addressed by the Company through its Year 2000 program can be characterized as a normal array of issues including the need to roll clocks forward, remediate hardware and software, and selectively replace problem hardware and software. While the Company does not anticipate any material business interruptions due to Year 2000 issues that are within its control, this outcome is also dependent on many other business and service partners having their Year 2000 house in order. These partners include among others: utility service providers; key suppliers, including a few foreign suppliers; key customers; banking system; equipment vendors; and software and other related system and service providers. In these cases, the Company is relying principally on individual Y2K readiness statements.

So, given the unusual nature of the Year 2000 challenge, even with a comprehensive and responsive due diligence effort, business risk can not be totally avoided. Management views the Company's business risks to include, but not necessarily limited to the following: higher than expected remediation costs, exclusion of coverage by insurers for losses/damages attributable to Year 2000 issues, loss of production, loss of sales, and litigation risk.

Looking Ahead

Management expects to continue to exceed industry sales growth for the balance of the year in both segments in which it participates. Management is encouraged by strong customer demand for its products and customer reaction to the Company's continued focus on service.

Except for the historic information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new product introductions, the overall growth rate of the office furniture and hearth product industries, the achievement of cost reductions and productivity in the Company's operations, the Company's ability to attract and retain qualified workers, the impact of future acquisitions, the Company's ability to identify and correct or implement contingency plans to deal with the Year 2000 issues, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

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


Dated: November 12, 1999           HON INDUSTRIES INC.


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