Form 10-K
period 2000-01-01
HON INDUSTRIES INC
filed 2000-03-20
CIK 48287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

     X            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-------------     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

                                     OR

-------------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-2648

                              HON INDUSTRIES INC.
An Iowa Corporation                              IRS Employer No. 42-0617510
                            414 East Third Street
                                P. O. Box 1109
                           Muscatine, IA 52761-0071
                                 319/264-7400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, with Par Value of $1.00 Per Share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 1, 2000, was: $795,627,354, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 1, 2000, was: 60,164,262.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 20, 2000, for the May 1, 2000, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 55.

                            ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                     PART I
                                                                        PAGE

Item   1. Business....................................................   1

Item   2. Properties..................................................  11

Item   3. Legal Proceedings...........................................  13

Item   4. Submission of Matters to a Vote of Security Holders.........  13

          Table I - Executive Officers of the Registrant..............  14

                                     PART II

Item   5. Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................  15

Item   6. Selected Financial Data -- Eleven-Year Summary..............  16

Item   7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  18

Item  7A. Quantitative and Qualitative Disclosures About Market Risk..  24

Item   8. Financial Statements and Supplementary Data.................  24

Item   9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................  24


                                     PART III

Item  10. Directors and Executive Officers of the Registrant..........  25

Item  11. Executive Compensation......................................  25

Item  12. Securities Ownership of Certain Beneficial
          Owners and Management.......................................  25

Item  13. Certain Relationships and Related Transactions..............  25


                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................  26

Signatures  ..........................................................  28

Financial Statements..................................................  31

Financial Statement Schedules.........................................  54

Index of Exhibits.....................................................  55

                            ANNUAL REPORT ON FORM 10-K

                                      PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

       HON INDUSTRIES Inc. ("HON" or the "Company") is an Iowa corporation incorporated in 1944. The Company is a national manufacturer and marketer of office furniture and hearth products. Approximately 84% of fiscal year 1999 net sales were in office furniture and 16% in hearth products. A broad office furniture product offering is sold through a national system of dealers, wholesalers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, and large regional contractors. In fiscal 1999, the Company had net sales of $1.8 billion, of which approximately $1.5 billion was attributable to office furniture products and $.3 billion was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

       The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, and Mexico. See Item 2. Properties for additional related discussion. Five operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: The HON Company, Allsteel Inc., The Gunlocke Company, Holga Inc., and BPI Inc. Each of these operating units manufactures and markets products which are sold through various channels of distribution and segments of the industry.

       Hearth Technologies Inc. was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of wood-, pellet-, and gas-burning stoves and inserts, for a purchase price of $10.2 million. This acquisition is also being operated by Hearth Technologies Inc.

       HON International Inc. markets selected products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

       During 1997, the Company completed three office furniture acquisitions: Allsteel Inc. (June 17); Bevis Custom Furniture, Inc. (November
13); and Panel Concepts, Inc. (December 1) for a combined total purchase price of approximately $119.5 million. These acquisitions each added new products, product line extensions, manufacturing and distribution capacity, new customers, and a quality work force. Allsteel operates as a separate unit, Bevis operates under The HON Company, and Panel Concepts operates under BPI Inc.

       On February 29, 2000, the Company finalized the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied, with combined 1999 sales of nearly $200 million, will be joined to form Hearth Services Inc., a new subsidiary of Hearth Technologies Inc. AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories. Further details of the transaction will be included in the Company's SEC Quarterly Report on Form 10-Q for the first quarter ended April 1, 2000.

       Since its inception, the Company has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement ("RCI") which focuses on streamlining design, manufacturing, and administrative processes. The Company's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, and improved product quality and workplace safety. In addition, the Company's RCI efforts enable it to offer short average lead times, from receipt of order to shipment, for most of its products. The Company's ability to apply RCI techniques to reduce order cycle time, manufacturing costs, and enhance value allows its products to be sold at prices lower than those offered for competing products.

       The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to each of the largest nationwide chains of office products dealers, or "mega-dealers," which are Boise Cascade Corporation; U.S. Office Products Company; Corporate Express Inc./BT; Office Depot Inc.-Business Services Division; and Staples Commercial Advantage, and to the Office Depot, Staples, and Office Max superstores. The Company offers reduced freight costs and complete order delivery, regardless of the order size or combination of products, by manufacturing at multiple locations and combining products throughout the United States.

       The Company's product development efforts are focused on reducing the cost to manufacture existing products, and on designing new products that provide additional features and top quality. Over 45% of the Company's 1999 net sales were from products introduced in the past three years.

       An important element of the Company's success has been its ability to attract, develop and retain skilled, experienced and efficient members. Each of the Company's eligible members owns stock in the Company through a number of stock-based plans, including a member stock purchase plan, an ESOP, and a profit-sharing plan. In addition, most production members are eligible for incentive bonuses.

       For further financial-related information with respect to acquisitions, dispositions, and Company operations in general, refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, Business Disposition, and Operating Segment Information.

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

INDUSTRY

       According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $12,240,000,000 in 1999, a decrease of 1% over 1998. The Company believes that the decrease was due to lower profits in mature industries and a shifting of corporate investment into technology, a significant part of which was to address Year 2000 concerns pertaining to computer software that uses two-digit dates.

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

EMPLOYEES/MEMBERS

       As of January 1, 2000, the Company employed approximately 10,100 persons, 9,500 of whom were members and 600 of whom were temporary personnel. Of the approximately 10,100 persons employed by the Company, 6,100 were in the Company's manufacturing operations. The Company employed approximately 500 members who were members of unions. The Company believes that its labor relations are good.

PRODUCTS

OFFICE FURNITURE

       The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) filing cabinets; (ii) seating, including task chairs, executive desk chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company's products are sold through the Company's wholly owned subsidiaries - The HON Company, Allsteel Inc., The Gunlocke Company, Holga Inc., and BPI Inc.

       The Company's office furniture products are generally available in contemporary as well as traditional styles and are priced to sell in different channels of distribution and at different price points. The Company's products are offered in many models, sizes, designs, and finishes and are constructed from both wood and nonwood materials.

       The following is a description of the Company's major product categories and product lines:

   FILING CABINETS

       The Company offers a variety of filing options designed either to be integrated into and support the Company's office systems products or to function as freestanding furniture in commercial and home offices. The Company believes it is the largest manufacturer and marketer of mid-priced steel filing cabinets in the United States.

       The Company sells most of its freestanding files through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors. Higher priced files are sold through project-oriented office furniture dealers.

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

       Gunlocke is one of the few remaining companies that continues to make curved wood legs, arms and backs through the steambending process which produces strong and attractive seating components.

   OFFICE SYSTEMS

       The Company offers a complete line of office panel systems products in order to meet the needs of a variety of organizations. Systems may be used for team worksettings, private offices and open floor plans, and are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. The Company has experienced increased demand for furniture systems able to accommodate new work arrangements such as team workspaces and workspaces shared by several employees who are frequently out of the office. A typical installation of office panels often includes associated sales of seating, casegoods, files, and accessories.

       The Company offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Company also offers consultative selling and design services for certain of its office system products. The compelling value of the Company's systems lines is that these products are styled and featured similar to those of premium-priced contract systems manufacturers but are offered at substantially lower prices.

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

HEARTH PRODUCTS

       The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplace and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N-Glo, Arrow-Dovre, and Aladdin brand names. Products bearing these brands are marketed by the Company's three hearth products companies, Heatilator, Heat-N-Glo, and Aladdin. Each manufactures and markets its products separately and is part of the Company's Hearth Technologies Inc. subsidiary.

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

MANUFACTURING

       The HON Company manufactures office furniture in Alabama, California, Georgia, Iowa, Kentucky, North Carolina, Pennsylvania, Virginia, and Monterrey, Mexico. Allsteel Inc. manufactures office furniture in Iowa, Mississippi, Pennsylvania, and Tennessee. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Hearth Technologies Inc. manufactures hearth products in Iowa, Minnesota, Washington, and Calgary, Canada.

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

PRODUCT DEVELOPMENT

       The Company's product development efforts are primarily focused on reducing the cost to manufacture existing products and designing new products that provide additional features and quality. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $17.1 million, $15.7 million and $15.4 million in product development during fiscal 1999, 1998, and 1997, respectively, and has budgeted in excess of $19 million for product development in fiscal 2000.

INTELLECTUAL PROPERTY

       As of January 1, 2000, the Company owned 187 U.S. and 92 foreign patents and had applications pending for 23 U.S. and 68 foreign patents. In addition, the Company holds registrations for 122 U.S. and 163 foreign trademarks and has applications pending for 77 U.S. and 51 foreign trademarks.

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

       In 1999, the Company's ten largest customers represented approximately 40% of its consolidated net sales. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on the Company's financial results than such events would have had prior to such consolidation. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

       As a result of these trends, the Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners. The second distribution channel comprises nationwide chains of office products dealers, or "mega-dealers," including Boise Cascade Corporation; U.S. Office Products Company; Corporate Express Inc./BT; Office Depot Inc. - Business Services Division; and Staples Commercial Advantage. Many of the independent dealers and mega-dealer locations assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.

       The third distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, mega-dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to smaller regional wholesalers. Wholesalers maintain stocks of standard product lines for resale to dealers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to dealers anywhere in the country. One customer, United Stationers, accounted for approximately 13%, 12%, and 12% of the Company's consolidated net sales in 1999, 1998, and 1997, respectively.

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

       As of January 1, 2000, the Company's office furniture sales force consisted of 20 regional sales managers supervising 135 salespersons, plus approximately 45 firms of independent manufacturers' representatives who collectively provided national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

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

       The Company also makes export sales through HON International Inc. to approximately 140 office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. The Company has an international field sales organization consisting of a Vice President of Sales and Marketing and four regional managers. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 1999.

       Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

       Hearth Technologies Inc. sells its fireplace and stove products through approximately 3,000 dealers and 510 distributors. The company has a field sales organization of 13 regional sales managers supervising 29 salespersons and 20 firms of independent manufacturers' representatives.

       As of January 1, 2000, the Company has an order backlog of approximately $131.2 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $97.8 million as of January 2, 1999, and $106.4 million as of January 3, 1998. Backlog, in terms of percentage of net sales, was 7.3%, 5.8%, and 7.8% for fiscal years 1999, 1998, and 1997, respectively. The Company's products are manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

       For a discussion of the seasonal nature of the Company's sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

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

       Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2000 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

       For additional information about the Company's environmental matters, refer to Item 3. Legal Proceedings and the Contingencies note in the Notes to Consolidated Financial Statements.

BUSINESS DEVELOPMENT

       The development of the Company's business during the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, is discussed in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES
-------------------

       The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing and distribution operations and offices totaling an aggregate of approximately 8.7 million square feet. Of this total, approximately 1.8 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

       Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

       The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:


                                            APPROXIMATE           OWNED OR                   DESCRIPTION
               LOCATION                     SQUARE FEET            LEASED                       OF USE
               --------                     -----------           --------                   -----------
Cedartown, Georgia                            547,014               Owned         Manufacturing wood/nonwood
                                                                                  casegoods office furniture (1)

Chester, Virginia                             382,082              Owned/         Manufacturing nonwood casegoods
                                                                  Leased(2)       office furniture (1)

Florence, Alabama                             308,763               Owned         Manufacturing wood casegoods
                                                                                  office furniture

Jackson, Tennessee                            301,000              Leased         Manufacturing parts for office
                                                                                  furniture (1)

Jackson, Tennessee                            155,000              Leased         Manufacturing nonwood office
                                                                                  seating

Kent, Washington                              189,062              Leased         Manufacturing systems
                                                                                  office furniture

Lake City, Minnesota                          235,000              Leased         Manufacturing metal prefabricated
                                                                                  fireplaces (1)

Louisburg, North Carolina                     176,354               Owned         Manufacturing wood casegoods
                                                                                  office furniture

Milan, Tennessee                              358,000              Leased         Manufacturing systems office
                                                                                  furniture

Monterrey, Mexico                             105,000               Owned         Manufacturing nonwood
                                                                                  office seating

Mt. Pleasant, Iowa                            288,006               Owned         Manufacturing metal prefabricated
                                                                                  fireplaces (1)

Muscatine, Iowa                               286,000               Owned         Manufacturing nonwood casegoods
                                                                                  office furniture (1)

Muscatine, Iowa                               578,284               Owned         Warehousing office
                                                                                  furniture (1)

Muscatine, Iowa                               236,100               Owned         Manufacturing wood casegoods
                                                                                  office furniture



Muscatine, Iowa                               142,850               Owned         Manufacturing systems office
                                                                                  furniture

Muscatine, Iowa                               342,850               Owned         Manufacturing systems office
                                                                                  furniture

Muscatine, Iowa                               237,800               Owned         Manufacturing nonwood office
                                                                                  seating

Muscatine, Iowa                               210,000               Owned         Warehousing office furniture

Muscatine, Iowa                               127,400               Owned         Manufacturing wood casegoods
                                                                                  office furniture

Owensboro, Kentucky                           311,575               Owned         Manufacturing wood office seating

Salisbury, North Carolina                     129,000               Owned         Manufacturing systems office
                                                                                  furniture

South Gate, California                        520,270               Owned         Manufacturing nonwood casegoods
                                                                                  and seating office furniture (1)

Wayland, New York                             692,226               Owned         Manufacturing wood casegoods and
                                                                                  seating office furniture (1)

West Hazleton, Pennsylvania                   268,800               Owned         Manufacturing nonwood casegoods
                                                                                  office furniture

Williamsport, Pennsylvania                    147,265               Owned         Manufacturing wood office seating
                                                                                  and casegoods

Verona, Mississippi                           257,000               Owned         Manufacturing systems office
                                                                                  furniture

----------------
(1) Also includes a regional warehouse/distribution center
(2) A capital lease

       Other Company facilities, under 100,000 square feet in size, are located in Muscatine and Mt. Pleasant, Iowa; Van Nuys and Santa Ana, California; Sulphur Springs, Texas; Winnsboro, South Carolina; Richmond, Virginia; Colville, Washington; and Calgary, Alberta, Canada. These facilities total approximately 1,098,000 square feet with approximately 909,000 square feet used for the manufacture and distribution of office furniture and approximately 189,000 square feet for hearth products. Of this total, approximately 245,000 square feet are leased. Two of these facilities have been vacated and are in the process of being marketed for sale. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

       The Company has a 40,000 square foot leased plant in Savage, Minnesota, which is subleased.

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

       As of January 1, 2000, the Company has approximately 122,000 additional square feet of office, production and warehousing space at one plant site which is scheduled for completion during 2000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

       The Company was a party, along with three other potentially responsible parties, to an Imminent or Substantial Endangerment Order and Remedial Action Order dated April 29, 1994, (the "Order") by the California Department of Toxic Substances Control ("DTSC") in connection with the former Firestone Tire & Rubber Company facility in South Gate, California (the "Firestone Site"). The Company has denied liability, asserting that any contamination on the property relates to operations conducted by others before the Company purchased the property. In June 1999, the Company entered into an agreement with Bridgestone/Firestone, Inc. ("BFS"), the former owner of the Firestone Site. In that agreement, BFS agrees to continue the investigation and clean-up work required by DTSC at its sole expense. It also agrees to hold the Company harmless from any costs related to environmental investigation and remediation required by the Order and from claims by any regulatory agency that the hazardous substances which are the subject of the Order are the source of any off-site ground-water contamination. Investigation and clean-up work at the Firestone Site is being conducted by BFS pursuant to a work plan approved by DTSC, and the Company believes they will continue to do so at their own expense. In September 1999, the DTSC issued an amendment to the Order removing the Company from the Order.

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

       For additional information on legal proceedings involving the Company, refer to the Contingencies note included in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


                                                  PART I, TABLE I

                                       EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  JANUARY 1, 2000


                                                Family
            Name                  Age        Relationship               Position
            ----                  ---        ------------               --------
Jack D. Michaels                  62             None         Chairman of the Board
                                                              President
                                                              Chief Executive Officer
                                                              Director

Jeffrey D. Fick                   38             None         Vice President,
                                                              Member and Community Relations

James I. Johnson                  51             None         Vice President, General Counsel an
                                                              Secretary

Melvin L. McMains                 58             None         Vice President and
                                                              Controller

Thomas K. Miller                  61             None         Vice President, Marketing and
                                                              International
                                                              President, HON International Inc.

David W. Strohl                   56             None         Vice President,
                                                              Technical Development

David C. Stuebe                   59             None         Vice President and Chief
                                                              Financial Officer


                                  PART I, TABLE I

                        EXECUTIVE OFFICERS OF THE REGISTRANT

                                 JANUARY 1, 2000

           Position                 Other Business Experience
          Held Since                 During Past Five Years
          ----------                 ----------------------
             1996            Chairman, President and Chief Executive
             1990            Officer
             1991
             1990

             1997            Secretary and Acting General Counsel (1997);
                             Senior Counsel (1994-97)

             1997            General Counsel and Secretary, Norand
                             Corporation, a portable data computing
                             company (1990-97)

             1998            Controller (1980-present),
             1980

             1996            Vice President, Marketing and Distribution
                             (1996); Vice President, Strategic
             1996            Development-Office Depot (1995-96), HON
                             INDUSTRIES Inc.; President, Ring King
                             Visibles, Inc. (1991-96)

             1993            Vice President, Technical Development


             1994            Vice President and Chief Financial Officer
                             Officer

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

       The Company's common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI. The Company moved to the NYSE, effective July 2, 1998, from the Nasdaq National Market System where the stock had traded under the symbol HONI. As of year-end 1999, the Company had 6,737 stockholders of record.

       Harris Trust and Savings Bank, Chicago, Illinois, serves as the Company's transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: Harris Trust and Savings Bank, P.O. Box A3504, Chicago, IL 60690-3504 or telephone 312/360-5346.

       Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

       The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Dividends have been paid each quarter since the Company paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 23% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.

HON INDUSTRIES INC. AND SUBSIDIARIES
ITEM 6.  SELECTED FINANCIAL DATA -- ELEVEN-YEAR SUMMARY
-------------------------------------------------------

                                                                        1999             1998              1997
---------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
   Income before Cumulative Effect of Accounting Changes         $      1.44       $     1.72       $      1.45
   Cumulative Effect of Accounting Changes                                 -                -                 -
   Net Income                                                           1.44             1.72              1.45
   Cash Dividends                                                        .38              .32               .28
   Book Value                                                           8.33             7.54              6.19
   Net Working Capital                                                  1.52             1.19              1.53
---------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (THOUSANDS OF DOLLARS)
   Net Sales                                                     $ 1,789,281      $ 1,696,433       $ 1,362,713
   Cost of Products Sold                                           1,236,612        1,172,997           933,157
   Gross Profit                                                      552,669          523,436           429,556
   Interest Expense                                                    9,712           10,658             8,179
   Income before Income Taxes                                        137,575          170,109           139,128
   Income before Income Taxes
     as a % of Net Sales                                               7.69%           10.03%            10.21%
   Federal and State Income Taxes                                $    50,215      $    63,796       $    52,173
   Effective Tax Rate                                                  36.5%           37.50%            37.50%
   Income before Cumulative Effect
     of Accounting Changes                                       $    87,360      $   106,313       $    86,955
   Net Income                                                         87,360          106,313            86,955
   Net Income as a % of Net Sales                                      4.88%            6.27%             6.38%
   Cash Dividends and Share
     Purchase Rights Redeemed                                    $    23,112      $    19,730       $    16,736
   Addition to (Reduction of) Retained Earnings                       64,248           86,583            37,838
   Net Income Applicable to Common Stock                              87,360          106,313            86,955
   % Return on Average Shareholders' Equity                           18.14%           25.20%            27.43%
   Depreciation and Amortization                                 $    65,453      $    52,999       $    35,610
---------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF NET INCOME
   % Paid to Shareholders                                             26.46%           18.56%            19.25%
   % Reinvested in Business                                           73.54%           81.44%            80.75%
---------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (THOUSANDS OF DOLLARS)
   Current Assets                                                $   316,556      $   290,329       $   295,150
   Current Liabilities                                               225,123          217,438           200,759
   Working Capital                                                    91,433           72,891            94,391
   Net Property, Plant, and Equipment                                455,591          444,177           341,030
   Total Assets                                                      906,723          864,469           754,673
   % Return on Beginning Assets Employed                              16.94%           23.74%            28.27%
   Long-Term Debt and Capital Lease Obligations                  $   124,173      $   135,563       $   134,511
   Shareholders' Equity                                              501,271          462,022           381,662
   Retained Earnings                                                 416,034          351,786           265,203
   Current Ratio                                                        1.41             1.34              1.47
---------------------------------------------------------------------------------------------------------------
CURRENT SHARE DATA
   Number of Shares Outstanding at Year-End                       60,171,753       61,289,618        61,659,316
   Weighted-Average Shares
     Outstanding During Year                                      60,854,579       61,649,531        59,779,508
   Number of Shareholders of Record at Year-End                        6,737            5,877             5,399
---------------------------------------------------------------------------------------------------------------
OTHER OPERATIONAL DATA
   Capital Expenditures-- Net (Thousands of Dollars)             $    71,474       $  149,717       $    85,491
   Members (Employees) at Year-End                                    10,095           9,824*            9,390*
---------------------------------------------------------------------------------------------------------------

*Includes acquisitions completed during year


         1996          1995           1994            1993           1992          1991          1990          1989
-------------------------------------------------------------------------------------------------------------------
  $      1.13   $       .67    $       .87     $       .69      $     .59   $       .51   $       .65   $       .39
            -             -              -             .01              -             -             -             -
         1.13           .67            .87             .70            .59           .51           .65           .39
          .25           .24            .22             .20            .19           .18           .15           .12
         4.25          3.56           3.17            2.83           2.52          2.32          2.03          1.88
          .89          1.07           1.27            1.23           1.23          1.07           .82           .83
-------------------------------------------------------------------------------------------------------------------

  $   998,135   $   893,119    $   845,998     $   780,326    $   706,550   $   607,710   $   663,896   $   602,009
      679,496       624,700        573,392         537,828        479,179       411,168       458,522       409,942
      318,639       268,419        272,606         242,498        227,371       196,542       205,374       192,067
        4,173         3,569          3,248           3,120          3,441         3,533         3,611         3,944
      105,267        65,517         86,338          70,854         61,893        52,653        69,085        44,656

       10.55%         7.34%         10.21%           9.08%          8.76%         8.66%        10.41%         7.42%
  $    37,173   $    24,419    $    31,945     $    26,216    $    23,210   $    19,745   $    25,907   $    17,193
       35.31%        37.27%         37.00%          37.00%         37.50%        37.50%        37.50%        38.50%

  $    68,094   $    41,098    $    54,393     $    44,638    $    38,683   $    32,908   $    43,178   $    27,463
       68,094        41,098         54,156          45,127         38,683        32,908        43,178        27,463
        6.82%         4.60%          6.43%           5.78%          5.47%         5.42%         6.50%         4.56%

  $    14,970   $    14,536    $    13,601     $    12,587    $    12,114   $    11,656   $     9,931   $     8,298
       33,860        18,863         13,563          17,338         26,569        18,182      (11,952)      (17,444)
       68,094        41,098         54,156          45,127         38,683        32,908        43,178        27,463
       29.06%        20.00%         28.95%          26.35%         24.75%        23.41%        33.24%        19.92%
  $    25,252   $    21,416    $    19,042     $    16,631    $    15,478   $    14,084   $    13,973       $12,866
-------------------------------------------------------------------------------------------------------------------

       21.98%        35.37%         25.11%          27.89%         31.32%        35.42%        23.00%        30.22%
       78.02%        64.63%         74.89%          72.11%         68.68%        64.58%        77.00%        69.78%
-------------------------------------------------------------------------------------------------------------------

  $   205,527   $   194,183    $   188,810     $   188,419    $   171,309   $   150,901   $   146,591   $   162,576
      152,553       128,915        111,093         110,759         91,780        82,275        93,465       106,104
       52,974        65,268         77,717          77,660         79,529        68,626        53,126        56,472
      234,616       210,033        177,844         157,770        145,849       125,465       124,603       114,116
      513,514       409,518        372,568         352,405        322,746       280,893       276,984       284,322
       25.93%        17.91%         24.72%          22.14%         22.18%        19.66%        24.00%        16.32%
  $    77,605   $    42,581    $    45,877     $    45,916    $    50,961   $    32,734   $    37,250    $   36,996
      252,397       216,235        194,640         179,553        163,009       149,575       131,612       128,203
      227,365       193,505        174,642         161,079        143,741       117,172        98,990       110,942
         1.35          1.51           1.70            1.70           1.87          1.83          1.57          1.53
-------------------------------------------------------------------------------------------------------------------

   59,426,530    60,788,674     61,349,206      63,351,692     64,737,912    64,417,370   $64,769,794    68,194,176

   60,228,590    60,991,284     62,435,450      64,181,088     65,517,990    64,742,976    66,220,810    69,632,100
        5,319         5,479          5,556           4,653          4,534         4,466         4,331         4,124
-------------------------------------------------------------------------------------------------------------------

    $  44,684     $  53,879      $  35,005       $  27,541      $  26,626     $  13,907     $  20,709    $   12,807
       6,502*         5,933          6,131           6,257          5,926         5,599         6,073         6,385
-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
The following discussion of the company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the company and related notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Company's statements of income for the periods indicated.


Fiscal                                           1999              1998             1997
------------------------------------------------------------------------------------------
Net sales                                        100.0%            100.0%          100.0%
Cost of products sold                             69.1              69.1            68.5
                                               -----------------------------------------
Gross profit                                      30.9              30.9            31.5
Selling and
     administrative expenses                      21.6              20.3            20.9
Provision for closing facilities
     and reorganization expense                    1.1                 -               -
                                                ----------------------------------------
Operating income                                   8.2              10.6            10.6
Interest expense - net                              .5                .5              .4
Income before income taxes                         7.7              10.1            10.2
Income taxes                                       2.8               3.8             3.8
                                                ----------------------------------------
Net income                                         4.9%              6.3%            6.4%
------------------------------------------------------------------------------------------

The Company has two reportable core operating segments: office furniture and hearth products. The Operating Segment Information note included in the Notes to Consolidated Financial Statements provides more detailed financial data with respect to these two segments.

FISCAL YEAR ENDED JANUARY 1, 2000, COMPARED TO FISCAL YEAR ENDED JANUARY 2, 1999

NET SALES

Net sales, on a consolidated basis, increased by 5% to $1.8 billion in 1999 from $1.7 billion in 1998. The Company increased sales in both core operating segments due to the continued focus on superior customer service and rapid introduction of new innovative products. Office furniture net sales increased 4% in 1999 to $1.50 billion from $1.45 billion in 1998. Net sales of hearth products increased 16% to $284.9 million in 1999 from $245.1 million in 1998. The Business and Institutional Furniture Manufacturer's Association reported a decline in office furniture shipments of 1% in 1999 compared to 1998. The hearth products industry's 1999 annual growth rate is estimated at 6% to 7%. The Company's most recent five-year compounded annual growth rate in net sales is 16%.

GROSS PROFIT

Gross profit dollars increased 6% to $552.7 million in 1999 from $523.4 million in the prior year. Gross margin held steady at 30.9% for 1999 and 1998. The Company is continuing to focus on improving gross margins. A tight labor market made it more difficult than anticipated to staff facilities causing an increase in backlog and additional overtime, increased training, and expenses associated with moving production to alternate plant locations. The Company was able to fill positions in the fourth quarter and implemented plans to ensure workers are in place to meet order demands. Gross profit also included start-up costs associated with the Monterrey, Mexico, production facility.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 12% to $386.5 million in 1999 from $344.3 million in the prior year. Selling and administrative expenses, as a percentage of net sales, increased to 21.6% in 1999 from 20.3% in 1998. The Company has implemented a number of internal initiatives to serve customers better by providing complete, on-time, and undamaged orders quickly. These initiatives have resulted in increased freight costs. The Company has contracted with distribution experts and is currently implementing a new logistical management system to lower freight costs while still providing excellent service to customers.

The Company also launched a strategic initiative during the fourth quarter to strengthen its office furniture market focus. Allsteel Inc., which was purchased in 1997, and The HON Company had been operating as one business unit. During the fourth quarter, the two operations were split into two separate business units. The HON Company serves the open-line, middle-market segment, and Allsteel Inc. serves the project-oriented contract market. The Company incurred additional costs related to this initiative in the near-term, but these investments will be leveraged as the companies increase sales and grow their market shares. Both business units continue to be reported under the Company's office furniture segment reported in the Operating Segment Information note included in the Notes to Consolidated Financial Statements.

Selling and administrative expenses for 1999 were significantly influenced by increased freight expense to the customer, product development costs, and amortization expenses of intangible assets. The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

OPERATING INCOME

Operating income decreased by 7.3% to $166.1 million (excluding a one-time, pre-tax charge for closing facilities and reorganization expense of $19.7 million) in 1999 from $179.2 million in 1998. The decrease is due principally to increased selling and administrative expenses.

NET INCOME

Net income, excluding the $12.5 million nonrecurring, after-tax charge for the closing of facilities and reorganization expenses, decreased by 6.1% to $99.9 million in 1999 from $106.3 million in the prior year. This decrease is primarily attributable to increased selling and administrative expenses. A favorable impact on net income was caused by a decrease in the Company's effective tax rate from 37.5% in 1998 to 36.5% in 1999 resulting from favorable state income tax initiatives.

Net income per common share decreased by 4.7% to $1.64 (excluding a nonrecurring, after-tax charge of $0.20 per share) in 1999 from $1.72 for 1998. The Company's net income per share for 1999 benefited from the Company's common stock repurchase program. Weighted-average shares outstanding was reduced from 61.6 million shares for 1998 to 60.9 million shares for 1999 as a result of the repurchase program.

FISCAL YEAR ENDED JANUARY 2, 1999, COMPARED TO FISCAL YEAR ENDED
JANUARY 3, 1998

NET SALES

Net sales, on a consolidated basis, increased by 24% to $1.7 billion in 1998 from $1.36 billion in the prior year even though fiscal year 1998 was a normal 52-week year compared to 1997 being a 53-week year. The Company increased sales in both core operating segments due to the continued focus on superior customer service, rapid introduction of new innovative and compelling value products, and acquisitions. Office furniture net sales increased 25% in 1998 to $1.5 billion from $1.16 billion in 1997. Net sales of hearth products increased 20% to $245.1 million in 1998 from $204.5 million in 1997. Both core operating segments experienced another year of strong growth during 1998. The office products industry reported an annual growth rate of 7.8% and hearth products an estimated 10%. The Company's five-year compounded annual growth rate was 17% in net sales as of the end of fiscal year 1998.

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

OPERATING INCOME

Operating income increased by 23% to $179.2 million in 1998 from $145.2 million in 1997. The increase was due to increased sales and lower selling and administrative expenses as a percent of sales.

NET INCOME

Net income increased by 22% to $106.3 million in 1998 from $87.0 million in 1997. This increase was a result of the higher operating income being partially offset by an increase in interest expense associated with acquisition and capital expenditures.

Net income per common share increased by 19% to $1.72 in 1998 from $1.45 in 1997. Average shares outstanding increased to 61.6 million in 1998 from 59.8 million in 1997 as a result of the weighting of the October 1997 primary stock offering.

FISCAL YEAR ENDED JANUARY 3, 1998, COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1996

NET SALES

Net sales, on a consolidated basis, increased by 37% to $1.36 billion in 1997 from $998.1 million in the prior year. The Company increased net sales in both core segments by offering compelling value products through a combination of broad selection, features, quality, price, and service. Office furniture products net sales increased 31% in 1997 to $1.16 billion from $887.3 million in 1996 due in part to the Company's acquisitions of Allsteel Inc., Bevis Custom Furniture, Inc., and Panel Concepts, Inc. Hearth products net sales increased 84% in 1997 to $204.5 million from $110.8 million in 1996 due in part to the Company's October 1996 acquisition of Heat-N-Glo Fireplace Products, Inc. Both core industry segments experienced strong growth during 1997. The office products industry reported an annual growth rate of 15% and hearth products an estimated 10%. The Company's compounded annual growth rate for the five-year period of 1993 to 1997 was 14% in net sales while the overall office furniture industry's sales growth rate was 8%. No comparable industry growth data is available for the hearth products industry.

GROSS PROFIT

Gross profit increased by 35% to $429.6 million in 1997 from $318.6 million in the prior year. Gross margin decreased to 31.5% for 1997 compared to 31.9% for 1996. This lower margin was due to the combination of productivity gains and cost control initiatives being more than offset by strategic selling price reductions on select products to increase market share and the impact of lower operating margins for certain 1997 acquisitions.

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

OPERATING INCOME

Operating income increased by 41% to $145.2 million in 1997 from $103.0 million, excluding a nonrecurring, pre-tax gain on the sale of a subsidiary of $3.2 million in 1996. The increase is due to controlling operating costs and leveraging incremental sales.

NET INCOME

Net income increased by 32% to $87.0 million in 1997 from $66.1 million in 1996, excluding the $2.0 million nonrecurring, after-tax gain on the sale of a subsidiary. This increase was a result of the higher operating income being partially offset by an increase in interest expense associated with acquisitions and the resumption of a more normal effective income tax rate. The effective tax rate was 37.5% for 1997 compared to 35.3% for 1996. The rate for 1996 was favorably impacted by nonrecurring income tax credits of $2.1 million, or $0.04 per share, recorded in the third quarter of 1996.

Net income per common share increased by 32% to $1.45 in 1997 from $1.10, excluding a nonrecurring, after-tax gain of $0.03 per share in 1996. Average common shares outstanding decreased to 59.8 million in 1997 from 60.2 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, cash from operations was $156.2 million, which provided the funds necessary to meet working capital needs, invest in capital improvements, repay long-term debt, repurchase common stock, and pay increased dividends.

CASH MANAGEMENT

Cash, cash equivalents, and short-term investments totaled $22.2 million compared to $17.7 million at the end of 1998 and $46.3 million at the end of 1997. These funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvement, and internal growth.

The Company places special emphasis on the management and reduction of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communications with them. Trade receivable days outstanding have averaged about 37 days over the past three years. Inventory levels and turns continue to improve as a function of reducing production cycle times. Inventory turns have been in the 17 to 18 range over the past three years.

The Company had a cash infusion during the fourth quarter of 1997 from its primary offering of 2,300,000 shares of common stock at an offering price of $26 per share. This transaction netted the Company approximately $56.8 million which was used to finance acquisitions and repay a portion of debt associated with acquisitions.

CAPITAL EXPENDITURE INVESTMENTS

Capital expenditures, net of disposals, were $71.5 million in 1999, $149.7 million in 1998, and $85.5 million in 1997. Expenditures during 1999, 1998, and 1997 have been consistently focused on machinery and equipment and facility expansion needed to support new products, process improvements, cost-savings initiatives, and creating additional production and warehousing capacity.

ACQUISITIONS

In February 1998, the Company completed the acquisition of Aladdin Steel Products, Inc., a manufacturer of decorative gas- and wood-burning stoves, for a purchase price of approximately $10.2 million. This acquisition allowed the Company to strengthen its position in the hearth products market. During 1997, the Company completed three office furniture acquisitions: Allsteel Inc. in June; Bevis Custom Furniture, Inc. in November; and Panel Concepts, Inc. in December for a combined purchase price of approximately $119.5 million. All of the acquisitions were accounted for under the purchase method of accounting and financed by a combination of cash and long-term debt.

LONG-TERM DEBT

Long-term debt, including capital lease obligations, was 20% of total capitalization at January 1, 2000, 23% at January 2, 1999, and 26% at January 3, 1998. The Company does not expect future capital resources to be a constraint on planned growth. Significant additional borrowing capacity is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs.

CASH DIVIDENDS

Cash dividends were $0.38 per common share for 1999, $0.32 for 1998, and $0.28 for 1997. Further, the Board of Directors announced a 15.8% increase in the quarterly dividend from $0.095 to $0.11 per common share effective with the March 1, 2000, dividend payment. The previous quarterly dividend increase was from $0.08 to $0.095, effective with the March 1, 1999, dividend payment. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 23% of prior year earnings.

STOCK SPLIT

On February 11, 1998, the Board of Directors announced a two-for-one stock split in the form of a 100 percent stock dividend that was paid on March 27, 1998, to shareholders of record on March 6, 1998. Shareholders received one share of common stock for each share held on record date.

COMMON SHARE REPURCHASES

During 1999, the Company repurchased 1,408,624 shares of its common stock at a cost of approximately $30.9 million, or an average price of $21.91. As of January 1, 2000, approximately $31.6 million of the $70.0 million authorized by the Board of Directors for repurchases remained unspent. During 1998, the Company repurchased 529,284 shares at a cost of approximately $12.2 million, or an average price of $23.04. During 1997, the Company repurchased 183,154 shares at a cost of approximately $4.1 million, or an average price of $22.30.

LITIGATION AND UNCERTAINTIES

The Company is involved in various legal actions arising in the course of business. These uncertainties are referenced in the Contingencies note included in the Notes to Consolidated Financial Statements.

YEAR 2000 ISSUE

The Company did not experience any significant business continuity issue in its operations or business systems during the crucial year-end 1999 rollover to January 1, 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000" issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as problems resulting from infrequent quarter-end or year-end processes, may still occur, although the Company believes that any such problems are likely to be minor and correctable. In addition, the Company could be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any such problems that have arisen for its customers or suppliers.

The Company expended approximately $961,000 on Year 2000 readiness efforts with the bulk of it being spent during fiscal year 1999. The expenditures include approximately $159,000 in costs, which were capitalized for replacing outdated, noncompliant hardware and software. The balance of the costs was recorded as period expenses for testing, identifying, and remediating Year 2000 problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The Company has no material financial exposure to the various financial instrument market risks covered under this rule. Currently, the Company has no derivative financial instruments or off-balance sheet financing arrangements. For information related to the Company's long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements listed under Item 14 (a)(1) and (2) are filed as part of this report.

     The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference. For information with respect to executive officers of the Company, see Part I, Table I "Executive Officers of the Registrant."

       The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

       The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

       The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference.

       The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2000, is incorporated herein by reference.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

       (a) (1)    FINANCIAL STATEMENTS

                  The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 1999 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:


           Report of Independent Public Accountants

           Consolidated Statements of Income for the Years Ended January 1, 2000; January 2, 1999; and January 3, 1998

           Consolidated Balance Sheets -- January 1, 2000; January 2, 1999; and January 3, 1998

           Consolidated Statements of Shareholders' Equity for the Years Ended January 1, 2000; January 2, 1999; and January 3, 1998

           Consolidated Statements of Cash Flows for the Years Ended January 1, 2000; January 2, 1999; and January 3, 1998

           Notes to Consolidated Financial Statements

           Investor Information


           (2)    FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

           Schedule II Valuation and Qualifying Accounts for the
                        Years Ended January 1, 2000; January 2, 1999; and January 3, 1998

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b) REPORTS ON FORM 8-K

                    There are no reports on Form 8-K filed during the last quarter of the period covered by this report.

       (c) EXHIBITS

                    An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 55. The following exhibits are filed herewith:


           EXHIBIT

           (10xiii)   Credit Agreement

               (21)   Subsidiaries of the Registrant

               (23)   Consent of Independent Public Accountants

               (27)   Financial Data Schedule


       (d) Financial Statement Schedules

                  See Item 14(a)(2).

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HON INDUSTRIES Inc.


Date: March 17, 2000                        By:  /s/ Jack D. Michaels
                                                 -----------------------------
                                                 Jack D. Michaels
                                                 Chairman, President and CEO


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


                      Signature                                           Title                           Date
                      ---------                                           -----                           -----

                                                        Chairman, President and CEO,
/s/ Jack D. Michaels                                    Principal Executive Officer,                    3/17/00
------------------------------------------------------  and Director
Jack D. Michaels

/s/ Melvin L. McMains                                   Vice President and Controller and               3/17/00
------------------------------------------------------  Principal Accounting Officer
Melvin L. McMains

/s/ David C. Stuebe                                     Vice President and                              3/17/00
------------------------------------------------------  Chief Financial Officer
David C. Stuebe

/s/ Robert W. Cox                                       Director                                        3/17/00
------------------------------------------------------
Robert W. Cox

/s/ Cheryl A. Francis                                   Director                                        3/17/00
------------------------------------------------------
Cheryl A. Francis

/s/ W August Hillenbrand                                Director                                        3/17/00
------------------------------------------------------
W August Hillenbrand

/s/ Stanley M. Howe                                     Director                                        3/17/00
------------------------------------------------------
Stanley M. Howe

/s/ Robert L. Katz                                      Director                                        3/17/00
------------------------------------------------------
Robert L. Katz

/s/ Moe S. Nozari                                       Director                                        3/17/00
------------------------------------------------------
Moe S. Nozari



/s/ Richard H. Stanley                                  Director                                        3/17/00
------------------------------------------------------
Richard H. Stanley

/s/ Brian E. Stern                                      Director                                        3/17/00
------------------------------------------------------
Brian E. Stern

/s/ Lorne R. Waxlax                                     Director                                        3/17/00
------------------------------------------------------
Lorne R. Waxlax

                 (THIS PAGE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders HON INDUSTRIES Inc.

       We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of January 1, 2000, January 2, 1999, and January 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON Industries Inc. and subsidiaries as of January 1, 2000, January 2, 1999, and January 3, 1998, and its results of its operations and its cash flows for each of the three fiscal years then ended, in conformity with generally accepted accounting principles.

                                       Arthur Andersen LLP


Chicago, Illinois
February 3, 2000

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(Amounts in thousands, except for per share data)

FOR THE YEARS                                                          1999             1998              1997
--------------------------------------------------------------------------------------------------------------
Net sales                                                        $1,789,281       $1,696,433        $1,362,713
Cost of products sold                                             1,236,612        1,172,997           933,157
--------------------------------------------------------------------------------------------------------------

   GROSS PROFIT                                                     552,669          523,436           429,556

Selling and administrative expenses                                 386,547          344,259           284,397
Provision for closing facilities and reorganization expenses         19,679               --                --
--------------------------------------------------------------------------------------------------------------

   OPERATING INCOME                                                 146,443          179,177           145,159
--------------------------------------------------------------------------------------------------------------

Interest income                                                         844            1,590             2,148
Interest expense                                                      9,712           10,658             8,179
--------------------------------------------------------------------------------------------------------------

   INCOME BEFORE INCOME TAXES                                       137,575          170,109           139,128

Income taxes                                                         50,215           63,796            52,173
--------------------------------------------------------------------------------------------------------------

   NET INCOME                                                    $   87,360       $  106,313        $   86,955
--------------------------------------------------------------------------------------------------------------

   NET INCOME PER COMMON SHARE                                   $     1.44       $     1.72        $     1.45
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

AS OF YEAR-END                                                   1999             1998              1997
--------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                 $ 22,168         $ 17,500         $ 46,080
   Short-term investments                                           -              169              260
   Receivables                                                196,730          183,576          158,408
   Inventories                                                 74,937           67,225           60,182
   Deferred income taxes                                       13,471           12,477           14,391
   Prepaid expenses and other current assets                    9,250            9,382           15,829
--------------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                     316,556          290,329          295,150
Property, Plant, and Equipment                                455,591          444,177          341,030
Goodwill                                                      113,116          108,586           98,720
Other Assets                                                   21,460           21,377           19,773
--------------------------------------------------------------------------------------------------------

   TOTAL ASSETS                                              $906,723         $864,469         $754,673
--------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $209,194         $193,663         $183,606
   Accrued facilities closing and reorganization expenses       3,878              196              132
   Income taxes                                                     -            1,921            8,133
   Note payable and current maturities of long-term debt        6,106           15,769            2,545
   Current maturities of other long-term obligations            5,945            5,889            6,343
--------------------------------------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                               $225,123         $217,438         $200,759

LONG-TERM DEBT                                                119,860          128,069          123,487
CAPITAL LEASE OBLIGATIONS                                       4,313            7,494           11,024
OTHER LONG-TERM LIABILITIES                                    18,015           18,067           18,601
DEFERRED INCOME TAXES                                          38,141           31,379           19,140
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock                                                60,172           61,290           61,659
   Paid-in capital                                             24,981           48,348           55,906
   Retained earnings                                          416,034          351,786          265,203
   Receivable from HON Members Company
     Ownership Plan                                                 -                -           (1,099)
   Accumulated other comprehensive income                          84              598               (7)
--------------------------------------------------------------------------------------------------------

   TOTAL SHAREHOLDERS' EQUITY                                 501,271          462,022          381,662
--------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $906,723         $864,469         $754,673
--------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Amounts in thousands)                                                                            ACCUMULATED
                                                        ADDITIONAL    RECEIVABLE                        OTHER           TOTAL
                                               COMMON      PAID-IN      FROM CO.     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                                STOCK      CAPITAL          ESOP     EARNINGS          INCOME          EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1996                    $29,713     $    360      $(5,041)     $227,365         $    -         $252,397
Comprehensive income:
   Net income                                                                          86,955                          86,955
   Other comprehensive income                                                                             (7)              (7)
Comprehensive income                                                                                                   86,948
Cash dividends                                                                        (16,736)                        (16,736)
Stock split effected in the form of a
   100% stock dividend                         30,830                                 (30,830)                              -
Common shares -- treasury:
   Shares purchased                               (92)      (2,441)                    (1,551)                         (4,084)
   Shares issued through
     public stock offering                      1,150       55,616                                                     56,766
   Shares issued under Members Stock
     Purchase Plan and stock awards                58        2,371                                                      2,429
Principal repaid by HON Members
   Company Ownership Plan                                                 3,942                                         3,942
------------------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1998                       61,659       55,906       (1,099)      265,203             (7)         381,662
Comprehensive Income:
   Net income                                                                         106,313                         106,313
   Other comprehensive income                                                                            605              605
Comprehensive income                                                                                                  106,918
Cash dividends                                                                        (19,730)                        (19,730)
Common shares -- treasury:
   Shares purchased                              (529)     (11,672)                                                   (12,201)
   Shares issued under Members Stock
     Purchase Plan and stock awards               160        4,114                                                      4,274
Principal repaid by HON Members
   Company Ownership                                                      1,099                                         1,099
------------------------------------------------------------------------------------------------------------------------------

Balance, January 2, 1999                       61,290       48,348            -       351,786            598          462,022
Comprehensive income:
   Net income                                                                          87,360                          87,360
   Other comprehensive income                                                                           (514)            (514)
Comprehensive income
Cash dividends                                                                        (23,112)                        (23,112)
Common shares -- treasury:
   Shares purchased                            (1,409)     (29,457)                                                   (30,866)
   Shares issued under Members Stock
     Purchase Plan and stock awards               291        6,090                                                      6,381
Principal repaid by HON Members
   Company Ownership Plan                                                     -                                             -
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                      $60,172     $ 24,981    $       -      $416,034         $   84         $501,271

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Amounts in thousands)

FOR THE YEARS                                                                   1999             1998              1997
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income                                                               $ 87,360         $106,313          $ 86,955
   Noncash items included in net income:
     Depreciation and amortization                                            65,453           52,999            35,610
     Other postretirement and postemployment benefits                          2,329            1,529             1,397
     Deferred income taxes                                                     6,033           13,816             7,128
     Other -- net                                                               (121)               8               (35)
   Changes in working capital, excluding acquisition and disposition:
     Receivables                                                             (13,154)         (24,238)          (15,169)
     Inventories                                                              (7,712)          (4,286)            3,134
     Prepaid expenses and other current assets                                   391            6,517            (1,574)
     Accounts payable and accrued expenses                                    15,960            3,895            16,789
     Accrued facilities closing and reorganization expenses                    3,878               64              (256)
     Income taxes                                                             (2,178)          (7,419)            6,881
   Increase in other liabilities                                              (2,054)          (2,406)              525
---------------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to) operating activities                         156,185          146,792           141,385
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Capital expenditures -- net                                               (71,474)        (149,717)          (85,491)
   Capitalized software                                                       (3,530)               -                 -
   Acquisition spending, net of cash acquired                                 (8,932)         (11,470)         (121,424)
   Principal repaid by HON Members Company Ownership Plan                          -            1,099             3,942
   Short-term investments-- net                                                  169               91               442
   Other -- net                                                                 (290)              80             1,792
---------------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to) investing activities                         (84,057)        (159,917)         (200,739)
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Purchase of HON INDUSTRIES common stock                                   (30,866)         (12,206)           (4,085)
   Proceeds from public offering of
     HON INDUSTRIES common stock                                                   -                -            56,766
   Proceeds from long-term debt                                              147,055           73,237           100,238
   Payments of note and long-term debt                                      (167,052)         (60,079)          (64,374)
   Proceeds from sale of HON INDUSTRIES
     common stock to members                                                   6,515            3,323             2,429
   Dividends paid                                                            (23,112)         (19,730)          (16,736)
---------------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to) financing activities                         (67,460)         (15,455)           74,238
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,668          (28,580)           14,884
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                17,500           46,080            31,196
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 22,168         $ 17,500          $ 46,080
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                                 $  9,803         $ 10,867          $  8,404
   Income taxes                                                             $ 46,822         $ 56,787          $ 38,246
---------------------------------------------------------------------------------------------------------------------------

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

The Company follows a 52/53-week fiscal year which ends on the Saturday nearest December 31. Fiscal year 1999 ended on January 1, 2000; 1998 ended on January 2, 1999; and 1997 ended on January 3, 1998. The financial statements for fiscal year 1997 are based on a 53-week period; fiscal years 1999 and 1998 are on a 52-week basis.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally consist of cash and commercial paper. These securities have original maturity dates not exceeding three months from date of purchase.

SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and are highly liquid debt and equity securities.

RECEIVABLES

Accounts receivables are presented net of an allowance for doubtful accounts of $3,568,000, $2,816,000, and $3,277,000 for 1999, 1998, and 1997,
respectively.

INVENTORIES

Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are carried at cost. Depreciation has been computed by the straight-line method over estimated useful lives: land improvements, 10 - 20 years; buildings, 10 - 40 years; and machinery and equipment, 3 - 12 years.

GOODWILL AND PATENTS

Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis predominantly over 30 years. Patents are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 16 years. Patents are reported by the Company as "Other Assets."

The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, the Company believes no material impairment of these intangible assets exists at January 1, 2000.


(In thousands)                        1999            1998           1997
------------------------------------------------------------------------------
Goodwill                          $121,846        $113,812       $100,667
Patents                             16,450          16,450         16,450
Less accumulated
   amortization                     13,585           8,570          3,781
                                 ----------------------------------------
                                  $124,711        $121,692       $113,336
------------------------------------------------------------------------------

REVENUE RECOGNITION

Revenue is recognized upon shipment of goods to customers.

PRODUCT DEVELOPMENT COSTS

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $17,117,000 in 1999, $15,707,000 in 1998, and $15,371,000 in 1997.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowance for receivables, accruals for self-insured medical, workers compensation, and general liability insurance, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as of January 3, 1999, the beginning of its 1999 fiscal year. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company intends to adopt this Statement in January 2001 as required by the Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

COMPUTER SOFTWARE

SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company capitalized approximately $3.5 million of computer software during 1999.

EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," net income per common share is based on the weighted-average number of shares of common stock outstanding during each year including allocated and unallocated ESOP shares.

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

PROVISION FOR FACILITIES CLOSING AND REORGANIZATION EXPENSES

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. A pre-tax charge of $19.7 million or $0.20 per diluted share was recorded during the first quarter of 1999. The charge includes $12.5 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 positions, $2.1 million for other employee-related costs, and $2.4 million for certain other expenses associated with the closing of the facilities.

During 1999, $15.8 million of pre-tax exit costs were paid and charged against the liability. It included $11.6 million for write-off of plant and equipment, $1.9 million for severance for 326 positions, $0.7 million for other employee-related expenses, and $1.6 million for certain other expenses associated with the closing of the facilities. The primary costs not yet incurred relate to costs associated with the closed buildings and workers' compensation claims. Management believes the remaining reserve for facilities closing and reorganization expenses to be adequate to cover these obligations.

BUSINESS COMBINATIONS

The Company acquired Aladdin Steel Products, Inc. on February 20, 1998, for approximately $10.2 million. Aladdin is a manufacturer of wood-, pellet-, and gas-burning stoves and inserts. Aladdin is being operated by Hearth Technologies Inc., the Company's hearth products subsidiary. The transaction was accounted for under the purchase method.

The Company completed three office furniture business acquisitions during fiscal year 1997. Allsteel Inc. was a stock purchase acquired on June 17, 1997, from ACI America Holdings Inc., a subsidiary of BTR plc, for approximately $66 million. It manufactures and markets a line of quality, mid-priced office furniture with manufacturing and distribution facilities in Jackson and Milan, Tennessee; Verona, Mississippi; and West Hazleton, Pennsylvania. Bevis Custom Furniture, Inc. was an asset purchase acquired on November 13, 1997, from Hunt Manufacturing Co. for approximately $45.1 million. It manufactures and markets a line of affordably priced office furniture with a manufacturing operation located in Florence, Alabama. Allsteel and Bevis have operated as part of the Company's division, The HON Company, until January 2, 2000, when Allsteel was organized as a separate business unit. Panel Concepts, Inc. was a stock purchase acquired December 1, 1997, from Standard Pacific Corp. for approximately $8.4 million. It manufactures and markets innovative panel-based office systems with a manufacturing plant located in Santa Ana, California. Panel Concepts operates as part of the Company's subsidiary, BPI Inc. Each of the transactions was accounted for under the purchase method of accounting and all were financed by a combination of cash and long-term debt.

Assuming the acquisition of Allsteel Inc., Bevis Custom Furniture, Inc., Panel Concepts, Inc., and Aladdin Steel Products, Inc. had occurred on December 29, 1996, the beginning of the Company's 1997 fiscal year, instead of the actual dates reported above, the Company's pro forma consolidated net sales would have been approximately $1.7 billion and $1.5 billion for 1998 and 1997, respectively. Pro forma consolidated net income and net income per share for 1998 and 1997 would not have been materially different than the reported amounts.

INVENTORIES

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Finished products                            $ 29,663     $ 24,955      $ 26,352
Materials and work in process                  55,737       53,320        48,186
LIFO allowance                                (10,463)     (11,050)      (14,356)
                                             -----------------------------------
                                             $ 74,937     $ 67,225      $ 60,182
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Land and land improvements                   $ 17,114     $ 12,156      $ 10,059
Buildings                                     181,080      144,559       111,387
Machinery and equipment                       469,268      411,238       333,216
Construction and equipment
   installation in progress                    37,819       85,782        60,832
                                             -----------------------------------
                                              705,281      653,735       515,494
Less allowances for depreciation              249,690      209,558       174,464
                                              ----------------------------------
                                             $455,591     $444,177      $341,030
-------------------------------------------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Trade accounts payable                       $ 77,907     $ 75,895      $ 76,623
Compensation                                    6,782        6,789         6,339
Profit sharing and
   retirement expense                          22,705       20,355        15,013
Vacation pay                                   12,093       11,751        10,879
Marketing expenses                             58,832       45,833        38,096
Casualty self-insurance expense                 7,428        6,271         5,201
Other accrued expenses                         23,447       26,769        31,455
                                            ------------------------------------
                                             $209,194     $193,663      $183,606
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Industrial development revenue
   bonds, various issues, payable
   through 2018 with interest
   at 4.07-8.50% per annum                     24,608      $25,293       $23,549
Note payable to bank,
   revolving credit agreement
   with interest at a variable
   rate (6.0625-6.5625% at
   year-end 1999)*                             85,000       95,000        80,000
Convertible debenture
   payable to individuals,
   due in 1999 with interest
   at 5.5% per annum                            5,074           --        12,000
Other notes and amounts                         5,178        7,776         7,938
                                            ------------------------------------
                                             $119,860     $128,069      $123,487
-------------------------------------------------------------------------------------------------------------------

* THE REVOLVING BANK CREDIT AGREEMENT IS PAYABLE IN THE YEAR 2002 WITH A MAXIMUM BORROWING LIMIT OF $200,000,000.

Aggregate maturities of long-term debt are as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------
2000                    $   808
2001                      8,281
2002                     85,710
2003                        833
2004                        517
Thereafter               24,519

The convertible debenture payable to individuals was renegotiated in 1999 and extended for an additional two years. This payable involves a former owner of a business acquired by the Company in 1996, and this individual continues as an officer of a subsidiary of the Company. The convertible debenture is convertible into shares of common stock of Hearth Technologies Inc., a subsidiary of the Company.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Company has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Company's outstanding long-term debt obligations at year-end 1999 approximates the recorded aggregate amount.

Property, plant, and equipment, with net carrying values of approximately $58,458,000 at the end of 1999, are mortgaged.

SELLING AND ADMINISTRATIVE EXPENSES

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Freight expense to customer                  $119,435      $96,258       $73,261
Amortization of intangible assets               5,362        4,789         2,943
Product development costs                      17,117       15,707        15,371
General selling and
   administrative expense                     244,633      227,505       192,822
                                            ------------------------------------
                                             $386,547     $344,259      $284,397
-------------------------------------------------------------------------------------------------------------------

INCOME TAXES

Significant components of the provision for income taxes are as follows:

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                    $40,744      $44,525       $38,989
   State                                        3,046        5,363         4,695
                                             -----------------------------------
                                               43,790       49,888        43,684
Deferred                                        6,425       13,908         8,489
                                             -----------------------------------
                                              $50,215      $63,796       $52,173
-------------------------------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                             1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
Federal statutory tax rate                  35.0%        35.0%        35.0%
State taxes, net of federal
   tax effect                                1.7          2.6          2.6
Federal and state tax credits                 --          (.1)         (.2)
Other -- net                                 (.2)          --           .1
                                            -------------------------------
Effective tax rate                          36.5%        37.5%        37.5%
-------------------------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

(In thousands)                                 1999              1998            1997
-------------------------------------------------------------------------------------------------------------------
Net long-term deferred tax liabilities:
   Tax over book depreciation               $(38,133)          $(33,118)       $(25,743)
   OPEB obligations                            3,430              3,305           3,920
   Goodwill                                   (2,959)            (1,805)              8
   Other -- net                                 (479)              (239)          2,675
                                          ----------------------------------------------
   Total net long-term
     deferred tax liabilities               $(38,141)          $(31,379)       $(19,140)
-------------------------------------------------------------------------------------------------------------------
Net current deferred tax assets:
   Workers' compensation,
     general, and product
     liability accruals                        2,984              2,315           2,054
   Vacation accrual                            3,492              2,531             892
   Inventory
     obsolescence reserve                      1,287              1,026           2,631
   Other -- net                                5,708              6,605           8,814
                                            --------------------------------------------
   Total net current
     deferred tax assets                      13,471             12,477          14,391
                                            --------------------------------------------
   Net deferred tax
     (liabilities) assets                   $(24,670)          $(18,902)        $(4,749)
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

                                              1999               1998             1997
-------------------------------------------------------------------------------------------------------------------
Common Stock, $1 Par Value
   Authorized                             200,000,000        200,000,000      100,000,000
   Issued and outstanding                  60,171,753         61,289,618       61,659,316
Preferred Stock, $1 Par Value
   Authorized                               1,000,000          1,000,000        1,000,000
   Issued and outstanding                           -                  -                -
-------------------------------------------------------------------------------------------------------------------

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

The Company purchased 1,408,624; 529,284; and 183,154 shares of its common stock during 1999, 1998, and 1997, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital with the excess charged to Retained Earnings.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 4, 1998, the beginning of its 1998 fiscal year. The Company has changed the format of its consolidated statements of shareholders' equity to present comprehensive income.

Components of other comprehensive income (loss) consist of the following:

(In thousands)                                   1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments -- net of tax                     $(43)         $42          $(7)
Change in unrealized gains
   on marketable securities --
   net of tax                                     127          563            -
Other comprehensive
   income (loss)                                  $84         $605          $(7)
-------------------------------------------------------------------------------------------------------------------

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

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors which was approved by shareholders at the May 1997 annual shareholders' meeting. This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 1999, 1998 and 1997, 6,000; 4,250; and 5,400 shares of
Company common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

(In Dollars)                            1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
Common shares                           $.38              $.32              $.28
-------------------------------------------------------------------------------------------------------------------

Pursuant to the 1994 Members Stock Purchase Plan, 1,000,000 shares of the Company's common stock were registered for issuance to participating members. Members who have one year of employment eligibility and work a minimum of 20 hours per week have rights to purchase stock on a quarterly basis. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 4,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 304,106 shares were available for issuance under the plan at January 1, 2000. The effect of the application of adopting Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," was not material to the Company. Shares of common stock were issued in 1999, 1998, and 1997 pursuant to a members stock purchase plan as follows:

                                        1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
Shares issued                        115,354           101,108            84,552
Average price per share               $19.16            $23.58            $20.77
-------------------------------------------------------------------------------------------------------------------

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

The Company has entered into change in control employment agreements with corporate officers and certain other key employees. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Company's common stock or when more than one-third of the Company's Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors. Upon a change in control, a key employee is deemed to have a two-year employment with the Company, and all his or her benefits are vested under Company plans. If, at any time within two years of the change in control, his or her position, salary, bonus, place of work, or Company-provided benefits are modified, or employment is terminated by the Company for any reason other than cause or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive a severance payment equal to two times annual salary and the average of the prior two years' bonuses.

STOCK OPTIONS

Under the Company's 1995 Stock-Based Compensation Plan, as amended and restated effective February 10, 1999, the Company may award options to purchase shares of the Company's common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options awarded under the Plan must be at exercise prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within ten years from the date of grant.

The Company accounts for executive stock options issued under this Plan using Accounting Principles Board Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. The Company has elected the disclosure requirements of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

If compensation costs had been determined based on the fair value at the grant dates for awards under this Plan, consistent with SFAS No.123, the impact on net earnings and earnings per share would be less than one-cent per share. The weighted-average fair value of options granted during 1999, 1998, and 1997 estimated on the date of grant using the Black-Scholes option-pricing model was $10.01, $15.51, and $11.85, respectively. The fair value of 1999, 1998, and 1997 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0.90% to 1.70%, expected volatility of 30.90% to 34.16%, risk-free interest rate of 4.90% to 6.71%, and an expected life of 10 years depending on grant date.

The status of the Company's stock option plans is summarized below:

                                        Number of                   Weighted-Average
                                         Shares                      Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   December 28, 1996                            -                              -
Granted                                   156,000                         $24.74
Exercised                                       -                              -
Forfeited                                       -                              -
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 3, 1998                        156,000                          24.74
Granted                                    20,000                          32.50
Exercised                                       -                              -
Forfeited                                       -                              -
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 2, 1999                        176,000                          25.62
Granted                                   328,750                          23.47
Exercised                                       -                              -
Forfeited                                 (97,000)                         23.86
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 1, 2000                        407,750                          24.30
Options exercisable at:
   January 2, 1999                              -                              -
   January 3, 1998                              -                              -
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at January 1, 2000:

                                                                                                       Options
                                Options Outstanding                                                  Exercisable
                                -------------------                                                  -----------
                                                          Weighted-                                     Number
                                                           Average              Weighted-            Exercisable
     Range of                         Number              Remaining              Average            at January 1,
  Exercise Prices                   Outstanding       Contractual Life       Exercise Price             2000
-------------------------------------------------------------------------------------------------------------------
   $24.50-$28.25                     119,000              7.5 years              $24.82                   0
      $32.50                          20,000              8.1 years              $32.50                   0
   $23.31-$23.47                     268,750              9.1 years              $23.47                   0
-------------------------------------------------------------------------------------------------------------------

RETIREMENT BENEFITS

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $21,297,000, $20,101,000, and $14,558,000 in 1999, 1998, and 1997, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," as of January 4, 1998, the beginning of its 1998 fiscal year. Net pension costs relating to these plans were $-0-, $-0-, and $93,000 for 1999, 1998, and 1997, respectively. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company's union employees. Pension expense for this plan amounted to $329,000, $306,000, and $327,000 in 1999, 1998, and 1997,
respectively.

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

(In thousands, except share data)                1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
Company contribution to ESOP                        -              $656           $3,735
Dividend income of ESOP                             -               533              487
Company interest expense on ESOP loan               -                 -                -
Shares of common stock
   allocated to ESOP participant accounts           -            96,304          351,574
Shares held in suspense
   (unallocated) by ESOP as of year-end             -                 -           96,304
Fair value of shares held in
   suspense by ESOP as of year-end                  -                 -           $2,757
Closing market price of common stock
   as of year-end                                   -            $23.94           $28.63
-------------------------------------------------------------------------------------------------------------------


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

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

(In thousands)                                   1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
Obligation at beginning of year               $17,341           $15,409          $15,259
Service cost                                      529               419              480
Interest cost                                   1,137             1,045            1,115
Benefit payments                              (1,013)             (974)            (796)
Actuarial (gains) losses                        2,243             1,442            (649)
Obligation at end of year                     $20,237           $17,341          $15,409
-------------------------------------------------------------------------------------------------------------------

Funded status:
Funded status at end of year                  $20,237           $17,341          $15,409
Unrecognized transition
   obligation                                 (9,362)          (10,075)         (10,788)
Unrecognized prior-service cost               (2,338)           (2,484)          (2,630)
Unrecognized gain (loss)                          862             4,031            6,586
Net amount recognized                          $9,399            $8,813           $8,577
--------------------------------------------------------------------------------------------------------
Net periodic postretirement
   benefit cost includes:
Service cost                                     $529              $419             $480
Interest cost                                   1,137             1,045            1,115
Amortization of transition
   obligation over 20 years                       713               713              713
Amortization of prior
   service cost                                   146               146              146
Amortization of
   (gains) and losses                           (629)             (767)            (922)
Net periodic postretirement
   benefit cost                                $1,896            $1,556           $1,532
--------------------------------------------------------------------------------------------------------

The discount rates at fiscal year-end 1999, 1998, and 1997 were 7.5%, 6.75%, and 7.0%, respectively. The pre-65 2000 gross trend rates begin at 9% for the medical and prescription drug coverages and grade down to 5% in seven years and remain at this level for all future years. The post-64 gross trend rates begin at 7.5% for the medical coverage and decrease until the maximum Company subsidy
(cap) is reached in 2002. For the prescription drug coverage, the 2000 gross trend rates begin at 9% and decrease until the cap is reached in 2002. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(In thousands)                                           1% Increase         1% Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest
   cost components of net periodic
   postretirement health care benefit cost                   185                $(149)
Effect on the health care component
   of the accumulated postretirement
   benefit obligation                                     $1,620              $(1,345)
-------------------------------------------------------------------------------------------------------------------

LEASES

The Company leases certain warehouse and plant facilities and equipment. Commitments for minimum rentals under noncancelable leases at the end of 1999 are as follows:

                                  Capitalized           Operating
(In thousands)                         Leases              Leases
-----------------------------------------------------------------------------------------------------------------------------
2000                                   $3,757           $ 9,149
2001                                    2,398             7,659
2002                                    1,078             6,458
2003                                      211             5,277
2004                                      211             3,627
Thereafter                              1,435             2,326
                                       ------------------------
Total minimum lease payments            9,090           $34,496
                                                        =======
Less amount representing interest       1,596
                                       ------
Present value of net minimum
   lease payments, including
   current maturities of $3,181,000    $7,494
-------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)                                   1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
Buildings                                     $ 3,299           $ 3,299          $ 3,299
Machinery and equipment                        15,805            15,805           15,805
                                               -----------------------------------------
                                               19,104            19,104           19,104
Less allowances for depreciation               11,816             8,978            6,139
                                               -----------------------------------------
                                              $ 7,288           $10,126          $12,965
-------------------------------------------------------------------------------------------------------------------

Rent expense for the years 1999, 1998, and 1997 amounted to approximately $10,403,000, $10,150,000, and $7,555,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $755,000, $596,000, and $581,000 for the years 1999, 1998, and 1997, respectively.

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

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

The Company's two operating segments are somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 1999, 53% of the Company's consolidated net sales of office furniture were generated in the third and fourth quarters and 53% of consolidated net sales of hearth products were generated in the third and fourth quarters.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 1999, 1998, and 1997 is as follows:


(In thousands)                                   1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
Net sales:
Office furniture                           $1,504,422        $1,451,328       $1,158,228
Hearth products                               284,859           245,105          204,485
                                           ---------------------------------------------
                                           $1,789,281        $1,696,433       $1,362,713
-------------------------------------------------------------------------------------------------------------------
Operating profit:
Office furniture*                            $131,607          $165,314         $139,710
Hearth products                                34,588            31,478           24,817
                                            --------------------------------------------
Total operating profit                        166,195           196,792          164,527
Unallocated
   corporate expenses                        (28,620)          (26,683)         (25,399)
                                            --------------------------------------------
Income before income taxes                   $137,575          $170,109         $139,128
-------------------------------------------------------------------------------------------------------------------
Identifiable assets:
Office furniture                             $678,503          $660,626         $551,120
Hearth products                               174,386           154,817          128,361
General corporate                              53,834            49,026           75,192
                                            --------------------------------------------
                                             $906,723          $864,469         $754,673
-------------------------------------------------------------------------------------------------------------------
Depreciation and
   amortization expense:
Office furniture                              $52,483           $42,562          $27,633
Hearth products                                11,065             9,120            6,590
General corporate                               1,905             1,317            1,387
                                             -------------------------------------------
                                              $65,453           $52,999          $35,610
-------------------------------------------------------------------------------------------------------------------
Capital expenditures -- net:
Office furniture                              $48,565          $128,482          $73,659
Hearth products                                16,489            18,162           13,055
General corporate                               6,420             3,073          (1,223)
                                               -----------------------------------------
                                              $71,474          $149,717          $85,491
-------------------------------------------------------------------------------------------------------------------

*1999 INCLUDES A NONRECURRING PRE-TAX CHARGE OF $19.7 MILLION FOR THE CLOSING OF FACILITIES AND REORGANIZATION EXPENSES.

One office furniture customer accounted for approximately 13%, 12%, and 12% of consolidated net sales in 1999, 1998, and 1997, respectively.

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

                                                             First          Second          Third         Fourth
(In thousands, except per share data)                      Quarter         Quarter        Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------
YEAR-END 1999:
   Net sales                                              $424,459        $419,708       $475,738       $469,376
   Cost of products sold                                   295,222         292,077        327,243        322,070
                                                           -----------------------------------------------------
   Gross profit                                            129,237         127,631        148,495        147,306
   Selling and administrative expenses                      89,264          89,785        101,234        106,264
   Provision for closing facilities and
     reorganization expenses                                19,679               -              -              -
                                                          ------------------------------------------------------
   Operating income                                         20,294          37,846         47,261         41,042
   Interest income (expense) -- net                        (2,045)         (2,399)        (2,160)        (2,264)
                                                          ------------------------------------------------------
   Income before income taxes                               18,249          35,447         45,101         38,778
   Income taxes                                              6,661          12,938         16,462         14,154
                                                          ------------------------------------------------------
   Net income                                             $ 11,588        $ 22,509       $ 28,639       $ 24,624
                                                          ======================================================
   Net income per common share                                $.19            $.37           $.47           $.41
   Weighted-average common shares outstanding               61,154          61,169         60,921         60,159
   AS A PERCENTAGE OF NET SALES
   ----------------------------
   Net sales                                                 100.0%          100.0%         100.0%         100.0%
   Gross profit                                               30.4            30.4           31.2           31.4
   Selling and administrative expenses                        21.0            21.4           21.3           22.7
   Provision for closing facilities and
     reorganization expenses                                   4.6               -              -              -
   Operating income                                            4.8             9.0            9.9            8.7
   Income taxes                                                1.6             3.1            3.5            3.0
   Net income                                                  2.7             5.4            6.0            5.2

YEAR-END 1998: (a)
   Net sales                                              $418,263        $401,417       $448,679       $428,074
   Cost of products sold                                   291,571         278,107        309,080        294,239
                                                           -----------------------------------------------------
   Gross profit                                            126,692         123,310        139,599        133,835
   Selling and administrative expenses                      88,563          83,213         88,162         84,321
                                                          ------------------------------------------------------
   Operating income                                         38,129          40,097         51,437         49,514
   Interest income (expense) -- net                        (2,172)         (2,691)        (2,025)        (2,180)
                                                          ------------------------------------------------------
   Income before income taxes                               35,957          37,406         49,412         47,334
   Income taxes                                             13,484          14,027         18,530         17,755
                                                          ------------------------------------------------------
   Net income                                             $ 22,473        $ 23,379       $ 30,882       $ 29,579
                                                          ======================================================
   Net income per common share                                $.36            $.38           $.50           $.48
   Weighted-average common shares outstanding               61,648          61,663         61,691         61,596
   AS A PERCENTAGE OF NET SALES
   ----------------------------
   Net sales                                                 100.0%          100.0%         100.0%         100.0%
   Gross profit                                               30.3            30.7           31.1           31.3
   Selling and administrative expenses                        21.2            20.7           19.6           19.7
   Operating income                                            9.1            10.0           11.5           11.6
   Income taxes                                                3.2             3.5            4.1            4.1
   Net income                                                  5.4             5.8            6.9            6.9


YEAR-END 1997: (b)
   Net sales                                              $282,859        $296,567       $391,348       $391,939
   Cost of products sold                                   194,194         200,969        268,147        269,847
                                                          ------------------------------------------------------
   Gross profit                                             88,665          95,598        123,201        122,092
   Selling and administrative expenses                      60,453          64,303         80,641         79,000
                                                          ------------------------------------------------------
   Operating income                                         28,212          31,295         42,560         43,092
   Interest income (expense) -- net                        (1,142)         (1,141)        (2,209)        (1,539)
                                                          ------------------------------------------------------
   Income before income taxes                               27,070          30,154         40,351         41,553
   Income taxes                                             10,152          11,307         15,132         15,582
                                                          ------------------------------------------------------
   Net income                                             $ 16,918        $ 18,847       $ 25,219       $ 25,971
                                                          ======================================================
   Net income per common share                                $.28            $.32           $.43           $.42
   Weighted-average common shares outstanding               59,400          59,384         59,356         61,011
   AS A PERCENTAGE OF NET SALES
   ----------------------------
   Net sales                                                100.0%          100.0%         100.0%         100.0%
   Gross profit                                               31.3            32.2           31.5           31.2
   Selling and administrative expenses                        21.4            21.7           20.6           20.2
   Operating income                                           10.0            10.6           10.9           11.0
   Income taxes                                                3.6             3.8            3.9            4.0
   Net income                                                  6.0             6.4            6.4            6.6

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


SUBSEQUENT ACQUISITION (UNAUDITED)

On February 29, 2000, the Company finalized the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied, with combined 1999 sales of nearly $200 million, will be joined to form Hearth Services Inc., a new subsidiary of Hearth Technologies Inc. AFC and Allied sell, install and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings and other accessories. Further details of the transaction will be included in the Company's SEC Quarterly Report on Form 10-Q for the first quarter ended April 1, 2000.

INVESTOR INFORMATION


COMMON STOCK MARKET PRICES AND DIVIDENDS  (UNAUDITED)
QUARTERLY 1999 - 1998

   1999 by                                              Dividends
   Quarter             High             Low             per Share
-------------------------------------------------------------------------------------------------------------------
     1st            $24 1/2         $19 3/4              $.095
     2nd             29 7/8          21 5/8               .095
     3rd             28 1/8         19 1/16               .095
     4th             23 3/4          18 3/4               .095
                                                          ----
Total Dividends Paid                                     $ .38
                                                         =====

   1998 by                                              Dividends
   Quarter             High             Low             per Share
-------------------------------------------------------------------------------------------------------------------
     1st           $37 3/16         $27 3/4               $.08
     2nd             36 1/2          26 1/4                .08
     3rd             32 7/8          21 1/2                .08
     4th             28 1/4              20                .08
                                                           ---
Total Dividends Paid                                      $.32
                                                          ====

COMMON STOCK MARKET PRICE AND PRICE/EARNINGS RATIO (UNAUDITED)
FISCAL YEARS 1999 - 1989

                              Market                                            Price/Earnings
                              Price*                  Earnings                       Ratio
                    ------------------------               per              ---------------------
Year                   High              Low            Share*              High              Low
-------------------------------------------------------------------------------------------------------------------
1999                 29 7/8           18 3/4              1.44                21               13
1998                37 3/16               20              1.72                22               12
1997                 32 1/8           15 7/8              1.45                22               11
1996                 21 3/8            9 1/4              1.13                19                8
1995                 15 5/8           11 1/2               .67                23               17
1994                     17               12               .87                20               14
1993                 14 5/8           10 3/4               .70                21               15
1992                 11 3/4            8 1/4               .59                20               14
1991                 10 1/4            6 5/8               .51                20               13
1990                 11 1/2            6 3/4               .65                18               10
1989                 9 5/16            4 3/8               .39                25               11
                                                                              --               --
Eleven-Year Average                                                           21               13
-------------------------------------------------------------------------------------------------------------------

*ADJUSTED FOR THE EFFECT OF STOCK SPLITS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
HON INDUSTRIES Inc.

         Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The valuation and qualifying accounts as of and for the three fiscal years ended January 1, 2000; January 2, 1999; and January 3, 1998, are presented for the purpose of additional analysis and are not a required part of the consolidated financial statements of HON INDUSTRIES Inc. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


                                                          Arthur Andersen LLP

Chicago, Illinois
February 3, 2000

                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       HON INDUSTRIES INC. AND SUBSIDIARIES

                                                  JANUARY 1, 2000

----------------------------------------------- --------------- -------------------------------- --------------- ---------------
                        COL. A                       COL. B                      COL. C               COL. D          COL. E
----------------------------------------------- --------------- -------------------------------- --------------- ---------------
                                                                               ADDITIONS
----------------------------------------------- --------------- --------------- ---------------- --------------- ---------------
                     DESCRIPTION                   BALANCE AT        (1)               (2)          DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF    CHARGED TO       CHARGED TO       (DESCRIBE)     END OF PERIOD
                                                     PERIOD        COSTS AND         OTHER
                                                                   EXPENSES         ACCOUNTS
                                                                                   (DESCRIBE)
----------------------------------------------- --------------- --------------- ---------------- --------------- ---------------
                                                            (In thousands)
Reserves deducted in the consolidated balance
sheet from the assets to which they apply:


Year ended January 1, 2000:
     Allowance for doubtful accounts                 $2,816          $2,114                           $1,362 (A)       $3,568
                                                     ======          ======                           ======           ======


Year ended January 2, 1999:
     Allowance for doubtful accounts                 $3,277          $1,288                           $1,749 (A)       $2,816
                                                     ======          ======                           ======           ======


Year ended January 3, 1998:
     Allowance for doubtful accounts                 $1,830          $2,162                           $ 715  (A)       $3,277
                                                     ======          ======                           =====            ======




Note A:  Excess of accounts written off over recoveries

ITEM 14(a)(3) - INDEX OF EXHIBITS

    Exhibit Number                          Description of Document
    --------------                          -----------------------
          (3i)           Articles of Incorporation of the Registrant,
                         incorporated by reference to Exhibit 3(i) to the
                         Registrant's Quarterly Report on Form 10-Q for the
                         quarter ended April 3, 1999

         (3ii)           By-Laws of the Registrant, incorporated by reference to
                         Exhibit 3(ii) to the Registrant's Quarterly Report on
                         Form 10-Q for the quarter ended October 3, 1998

          (4i) Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings
                         Bank, as Rights Agent, incorporated by reference to
                         Exhibit 4.1 to Registration Statement on Form 8-A filed
                         August 14, 1998, as amended by Form 8-A/A filed
                         September 14, 1998, incorporated by reference to
                         Exhibit 4.1 on Form 8-K filed August 10, 1998

         (10i) 1995 Stock-Based Compensation Plan, as amended and restated effective February 10, 1999, incorporated by reference to Exhibit 10(i) to the Registrant's
                         Quarterly Report on Form 10-Q for the quarter ended
                         April 3, 1999

        (10ii) 1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 28, 1997, related to the Registrant's Annual Meeting of Shareholders held on May 13, 1997

       (10iii) Form of Registrant's Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

        (10iv)           Executive Long-Term Incentive Compensation Plan of the
                         Registrant, incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995

         (10v) ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995

        (10vi) 1994 Members Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No.
                         33-54163 on Form S-8 filed June 16, 1994

       (10vii)           Agreement as Consultant and Director, dated November
                         15, 1995, between the Registrant and Robert L. Katz, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form
                         10-K/A for the fiscal year ended December 28, 1996

       (10viii) Form of Director and Officer Indemnification Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's
                         Annual Report on Form 10-K/A for the fiscal year ended
                         December 28, 1996

       (10ix) Form of Common Stock Grant Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form
                         10-K/A for the fiscal year ended December 28, 1996

         (10x)           Form of HON INDUSTRIES Inc. Stock-Based Compensation
                         Plan Stock Option Award Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form
                         10-K/A for the fiscal year ended December 28, 1996

        (10xi)           Stock Purchase Agreement of the Registrant, dated
                         September 18, 1985, as amended by amendment dated
                         February 11, 1991, between the Registrant and Stanley
                         M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998

       (10xii)           Real Estate Contract of the Registrant, dated November
                         15, 1997, between the Registrant and Terrence L. and
                         Loretta B. Mealy, incorporated by reference to Exhibit
                         10(xii) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998

       (10xiii)          $200,000,000 Credit Agreement, dated June 11, 1997;
                         First Amendment to Credit Agreement and Waiver, dated
                         October 20, 1997; and Second Amendment to Credit
                         Agreement, dated January 18, 2000, by and between the Registrant and Bankers Trust Company, as
                         Syndication Agent and Administrative Agent, and various lending institutions, incorporated by reference to Exhibit 10(xiii) to the Registrant's
                         Annual Report on Form 10-K for the year ended
                         January 1, 2000

       (10xiv) HON INDUSTRIES Inc. Profit-Sharing Retirement Plan of the Registrant incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement No.
                         333-31366 on Form S-8 filed February 29, 2000

          (16)           Letter of Former Accountant, incorporated by reference
                         to the Registrant's Report on Form 8-K dated May 14,
                         1996

          (21)           Subsidiaries of the Registrant

          (23)           Consent of Independent Public Accountants

          (27)           Financial Data Schedule

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