Form 10-Q
period 2000-04-01
HON INDUSTRIES INC
filed 2000-05-11
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

          Class                     Outstanding at April 1, 2000
Common Shares, $1 Par Value                   60,149,888 shares

Exhibit Index is on Page 15.

                HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX

                  PART I.  FINANCIAL INFORMATION


                                                              Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
April 1, 2000, and January 1, 2000                            3-4

Condensed Consolidated Statements of Income -
Three Months Ended April 1, 2000, and April 3, 1999             5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended April 1, 2000, and April 3, 1999             6

Notes to Condensed Consolidated Financial Statements          7-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10-12


                   PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     13

Item 6.   Exhibits and Reports on Form 8-K                     13


SIGNATURES                                                     14

EXHIBIT INDEX                                                  15

      (27)     Financial Data Schedule

     (99A)     Executive Bonus Plan of Registrant,
               as amended and restated on May 1, 2000,
               effective as of January 1, 2000

                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                            April 1,    January 1,
                                              2000         2000
                                           (Unaudited)
                                                (In thousands)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $   23,433      $ 22,168
 Short-term investments                            -             -
 Receivables                                 213,396       196,730
 Inventories (Note B)                         93,381        74,937
 Deferred income taxes                        13,805        13,471
 Prepaid expenses and other current assets    11,213         9,250

    Total Current Assets                     355,228       316,556

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                  17,515        17,114
  Buildings                                  187,153       181,080
  Machinery and equipment                    484,206       469,268
  Construction in progress                    37,802        37,819
                                             726,676       705,281
  Less accumulated depreciation              263,885       249,690

  Net Property, Plant, and Equipment         462,791       455,591

GOODWILL                                     225,650       113,116

OTHER ASSETS                                  20,634        21,460

    Total Assets                          $1,064,303      $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                             April 1,    January 1,
                                               2000         2000
                                            (Unaudited)
                                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $211,069      $213,072
 Income taxes                                 15,525             -
 Note payable and current maturities
of long-term debt                              6,316         6,106
 Current maturities of other long-term
obligations                                    2,402         5,945

    Total Current Liabilities                235,312       225,123

LONG-TERM DEBT                               250,011       119,860

CAPITAL LEASE OBLIGATIONS                      3,931         4,313

OTHER LONG-TERM LIABILITIES                   17,760        18,015

DEFERRED INCOME TAXES                         37,605        38,141

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding          -             -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -           60,150        60,172
  2000 - 60,149,888 shares;
  1999 - 60,171,753 shares

  Paid-in capital                             25,518        24,981
  Retained earnings                          433,959       416,034
  Accumulated other comprehensive income          57            84

    Total Shareholders' Equity               519,684       501,271

    Total Liabilities and Shareholders'
      Equity                              $1,064,303      $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)




                                             Three Months Ended
                                            April 1,    April 3,
                                              2000        1999
                                           (In thousands, except
                                              per share data)


Net sales                                   $478,601    $424,459

Cost of products sold                        329,416     295,222

  Gross Profit                               149,185     129,237

Selling and administrative expenses          108,292      89,264

Provision for closing facilities (Note C)          -      19,679

  Operating Income                            40,893      20,294

Interest income                                  289         184

Interest expense                               2,839       2,229

  Income Before Income Taxes                  38,343      18,249

Income taxes                                  13,803       6,661

  Net Income                                  24,540      11,588

Net income per common share                     $.41        $.19

Average number of common shares           60,185,851  61,154,027
outstanding

Cash dividends per common share                 $.11       $.095


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended
                                               April 1,   April 3,
                                                 2000       1999
                                                 (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                  $ 24,540    $ 11,588
  Noncash items included in net income:
    Depreciation and amortization               18,499      15,396
    Other postretirement and postemployment
      benefits                                     519         494
    Deferred income taxes                       (1,002)       (636)
    Other - net                                    (34)        (44)
  Net increase (decrease) in noncash
      operating assets and liabilities         (13,209)    (13,425)
  Increase (decrease) in other liabilities        (492)     (1,264)
    Net cash flows from operating activities    28,821      12,109

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                   (16,023)    (30,006)
  Capitalized software                             (72)       (138)
  Acquisition spending                        (134,473)     (1,637)
  Short-term investments - net                       -         169
  Long-term investments                              -          (9)
  Other - net                                     (115)          -
    Net cash flows (to) investing activities  (150,683)    (31,621)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock       (6,897)     (5,126)
  Proceeds from long-term debt                 149,999      41,651
  Payments of note and long-term debt          (20,772)    (22,593)
  Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation                                 7,412       4,598
  Dividends paid                                (6,615)     (5,796)
    Net cash flows from financing activities   123,127      12,734

Net increase (decrease) in cash and
  cash equivalents                               1,265      (6,778)
Cash and cash equivalents at beginning
  of period                                     22,168      17,500

Cash and cash equivalents at end of period    $ 23,433    $ 10,722


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          April 1, 2000


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    April 1, 2000    January 1,
($000)                               (Unaudited)        2000

Finished products                      $ 55,240       $ 29,663
Materials and work in process            48,672         55,737
LIFO Allowance                          (10,531)       (10,463)
                                       $ 93,381       $ 74,937


Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. As of April 1, 2000, the primary costs not yet incurred relate to costs associated with the closed buildings and worker's compensation claims. Management believes the remaining reserve of $3.8 million to be adequate to cover these obligations.

Note D.  Business Combinations

On February 29, 2000, the Company completed the acquisition of its Hearth Services division which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). The Company acquired AFC and Allied for approximately $134 million in cash and debt. The acquisition has been accounted for using the purchase method, and the results of AFC and Allied have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business of $21 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the fair values of the acquired net assets.

Note E.  Comprehensive Income

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

Reportable segment data reconciled to the consolidated financial statements for the three month period ended April 1, 2000, and April 3, 1999, is as follows:

                                         Three Months Ended
                                      April 1,       April 3,
                                        2000           1999

Net Sales:
  Office furniture                  $  395,637       $359,981
  Hearth products                       82,964         64,478
                                    $  478,601       $424,459

Operation Profit:
  Office furniture
    Normal operations               $   38,572       $ 36,294
    Facility closedown provision             -        (19,679)
      Office furniture - net            38,572         16,615
  Hearth products                        4,770          5,784
      Total operating profit            43,342         22,399
  Unallocated corporate expense         (4,999)        (4,150)
      Income before income taxes    $   38,343       $ 18,249


Identifiable Assets:
  Office furniture                  $  671,284       $666,632
  Hearth products                      336,274        159,143
  General corporate                     56,745         46,763
                                    $1,064,303       $872,538

Depreciation & Amortization
Expense:
  Office furniture                  $   14,374       $ 12,458
  Hearth products                        3,599          2,607
  General corporate                        526            331
                                    $   18,499       $ 15,396

Capital Expenditure, Net:
  Office furniture                  $   10,478       $ 20,291
  Hearth products                        4,554          4,165
  General corporate                        991          5,550
                                    $   16,023       $ 30,006

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                         Comparison of
Increases (Decreases)           Three Months      Three Months
                                    Ended             Ended
Dollars in Thousands           April 1, 2000 &   April 1, 2000 &
                               April 3, 1999     January 1, 2000

Net sales                      $54,142    12.8%   $9,225    2.0%
Cost of products sold           34,194    11.6     7,346    2.3
Selling & administrative
  expenses                      19,028    21.3     2,028    1.9
Provision for closing
  facilities                   (19,679)    N/M         -      -
Interest income                    105    57.1        64   28.4
Interest expense                   610    27.4       350   14.1
Income taxes                     7,142   107.2      (351)  (2.5)
Net income                      12,952   111.8       (84)  (0.3)

The Company reported record first quarter sales and earnings for its fiscal quarter ended April 1, 2000. This sales increase marks the 17th consecutive quarter of record sales growth.

Consolidated net sales for the first quarter ending April 1, 2000, were $478.6 million, a 12.8% increase from the $424.5 million in the first quarter of 1999. Net income was $24.5 million, compared to $24.1 million for the same period a year ago prior to a $12.5 million after-tax charge for plant closings.
Net income per common share for first quarter 2000 was $0.41 per diluted share, a 5.1% increase from $0.39 per share from ongoing operations in first quarter 1999. Results for first quarter 1999 included a $0.20 per share provision for the closing of three plants. After the charge, first quarter 1999 net income was $11.6 million or $0.19 per share.

For the first quarter of 2000, office furniture comprised 83% of consolidated net sales and hearth products comprised 17%. Net sales for office furniture were up 9.9%. Hearth products sales increased 28.7% for the quarter compared to the same quarter a year ago. Proforma first quarter 2000 hearth products sales, excluding the February 29, 2000, acquisition of American
Fireplace Company and the Allied Group, increased 7.3% for the quarter. Office furniture contributed 89% of first quarter 2000 consolidated operating profit before unallocated corporate expenses and hearth products contributed 11%.

The consolidated gross profit margin for the first quarter of 2000 was 31.2% compared to 30.4% for the same period in 1999.
The Company is continuing to focus on improving gross margins by improving the net selling price of products and reducing production costs.

Selling and administrative expenses for the first quarter of 2000 were 22.6% of net sales compared to 21.0% in the comparable quarter of 1999, excluding the one-time charge. The Company experienced increased costs to establish and promote the HON and Allsteel brands in their respective market segments including increased sales and administrative support and new literature. Rising fuel and carrier costs during the first quarter of 2000 offset efforts to reduce freight expense. These factors combined with the amortization expense associated with the acquisition of Hearth Services led to increased selling and administrative expenses. Management continues to focus on controlling and reducing selling and administrative expenses as a percent of net sales.

The Company decreased its estimated annual effective tax rate to 36% for the first quarter of 2000 from 36.5% a year earlier to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of April 1, 2000, cash and short-term investments increased to $23.4 million compared to a $22.2 million balance at year-end 1999. Net cash flows from operations contributed to the improvement. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first quarter of 2000 were $16.0 million and primarily represent investment in new, more-efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

As referenced earlier, on February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings and other accessories. AFC and Allied, with combined 1999 sales of nearly $200 million, will be joined to form Hearth Services Inc., a subsidiary of Hearth Technologies Inc.

On February 16, 2000, the Board approved a 15.8% increase in the common stock quarterly cash dividend from $0.095 per share to $0.11 per share. The dividend was paid on March 1, 2000, to shareholders of record on February 23, 2000. This was the 180th consecutive quarterly dividend paid by the Company.

In the first quarter, the Company repurchased 374,255 of its common stock at a cost of approximately $6.9 million or an average price of $18.43 per share. As of April 1, 2000, approximately $24.7 million of the Board's current repurchase authorization remained unspent.

On February 29, 2000, the Company filed a Form S-8 Registration
Statement.  This filing registered 3,000,000 shares of HON
INDUSTRIES common stock to be issued over time under the HON
INDUSTRIES Inc. Profit-Sharing Retirement Plan.

On May 2, 2000, the Board of Directors declared an $0.11 per common share cash dividend to shareholders of record on May 12, 2000, to be paid on June 1, 2000.

Based on operations since January 1, 2000, the Company has not experienced any adverse operational impact to its ongoing business as a result of the "Year 2000" issue.

Looking Ahead

The Company is optimistic about its business outlook for fiscal year 2000. Management's goal is to achieve improved profitability and record results for 2000. This will be achieved by continually improving the cost structure, providing the best customer service in the two industries, and introducing new products.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements including but not limited to: competitive conditions, pricing trends in the office furniture and hearth products markets, acceptance of the Company's new products, the overall growth rate of the office furniture and hearth products industries, the achievement of cost reductions and productivity in the Company's operations, the Company's ability to realize financial benefits of operating The HON Company and Allsteel Inc. as separate businesses, the Company's ability to obtain expected profits from acquired businesses, as well as the risks, uncertainties, and other factors described from time to time in the Company's SEC filings and reports.

                    PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 1, 2000, for purposes of electing three Directors to the Board of Directors, and to adopt the First Amendment to the HON INDUSTRIES Inc. Executive Bonus Plan to permit certain awards granted under the Plan to be exempt from the $1 million deduction limit set forth in Section 162(m) of the Internal Revenue Code. As of March 1, 2000, the record date for the meeting, there were 60,164,262 shares of common stock issued and outstanding and entitled to vote at the meeting. The first proposal voted upon was the election of three Directors for a term of three years and until their successors are elected and shall qualify. The three persons nominated by the Company's Board of Directors received the following votes and were elected:

                        For           Withheld       Against

Gary M. Christensen   49,929,006       483,794           -0-
                        or 83.0%       or 0.8%       or 0.0%

Robert W. Cox         49,947,821       465,038           -0-
                        or 83.0%       or 0.8%       or 0.0%

Lorne R. Waxlax       49,935,773       477,087           -0-
                        or 83.0%       or 0.8%       or 0.0%

The second proposal voted upon was the adoption of the First Amendment to the HON INDUSTRIES Inc. Executive Bonus Plan. The proposal was approved with 46,142,431 votes, or 76.7% voting for; 3,049,997 votes, or 5.1% voting against; and 1,220,428 votes, or 2.0% voting withheld.

As to the second proposal, there were 3 or 0% broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. See Exhibit Index.

     (b)  Reports on Form 8-K.

          The Company filed a periodic report on Form 8-K dated February 2, 2000, to report the Company had signed a purchase agreement to acquire American Fireplace Company and the Allied group on January 31, 2000.

          The Company filed a periodic report on Form 8-K dated
          March 15, 2000, to report the acquisition of American
          Fireplace Company and the Allied Group on February 29,
          2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 11, 2000                HON INDUSTRIES Inc.


                                   By   /s/  David C. Stuebe
                                        David C. Stuebe
                                        Vice President and
                                        Chief Financial Officer



                                   By   /s/  Melvin L. McMains
                                        Melvin L. McMains
                                        Vice President and
                                        Controller

                       PART II.  EXHIBITS

EXHIBIT INDEX

      (27) Financial Data Schedule

     (99A) Executive Bonus Plan of the Registrant, as amended and restated on May 1, 2000, effective as of January 1, 2000.