Form 10-Q
period 2000-07-01
HON INDUSTRIES INC
filed 2000-08-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

          Class                      Outstanding at July 1, 2000
 Common Shares, $1 Par Value               60,164,436 shares


Exhibit Index is on Page 16.

              HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX



                 PART I.  FINANCIAL INFORMATION


                                                              Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
July 1, 2000, and January 1, 2000                             3-4

Condensed Consolidated Statements of Income -
Three Months Ended July 1, 2000, and July 3, 1999               5

Condensed Consolidated Statements of Income -
Six Months Ended July 1, 2000, and July 3, 1999                 6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended July 1, 2000, and July 3, 1999                 7

Notes to Condensed Consolidated Financial Statements         8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-13



                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                     15

EXHIBIT INDEX                                                  16

     (27) Financial Data Schedule                              17

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                             July 1,    January 1,
                                           (Unaudited)     2000
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                  $   19,095  $ 22,168
 Receivables                                   222,009   196,730
 Inventories (Note B)                           97,382    74,937
 Deferred income taxes                          13,787    13,471
 Prepaid expenses and other current assets      10,486     9,250

    Total Current Assets                       362,759   316,556

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                    19,113    17,114
  Buildings                                    186,369   181,080
  Machinery and equipment                      495,698   469,268
  Construction in progress                      33,087    37,819
                                               734,267   705,281
  Less accumulated depreciation                276,719   249,690

    Net Property, Plant, and Equipment         457,548   455,591

GOODWILL                                       222,954   113,116

OTHER ASSETS                                    20,999    21,460

    Total Assets                            $1,064,260  $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                             July 1,    January 1,
                                              2000        2000
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY           (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $  216,967  $213,072
 Income taxes                                   10,401         -
 Note payable and current maturities
     of long-term debt                           6,014     6,106
 Current maturities of other long-term
     obligations                                 3,654     5,945

    Total Current Liabilities                  237,036   225,123

LONG-TERM DEBT                                 229,380   119,860

CAPITAL LEASE OBLIGATIONS                        3,146     4,313

OTHER LONG-TERM LIABILITIES                     18,152    18,015

DEFERRED INCOME TAXES                           39,209    38,141

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding            -         -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -             60,164    60,172
  2000 - 60,164,436 shares;
  1999 - 60,171,753 shares

  Paid-in capital                               25,759    24,981
  Retained earnings                            450,760   416,034
  Accumulated other comprehensive income           654        84

    Total Shareholders' Equity                 537,337   501,271

    Total Liabilities and Shareholders'
      Equity                                $1,064,260  $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                              Three Months Ended
                                             July 1,      July 3,
                                               2000         1999
                                            (In thousands, except
                                               per share data)

Net sales                                   $506,552      $419,708

Cost of products sold                        343,842       292,077

  Gross Profit                               162,710       127,631

Selling and administrative expenses          122,416        89,785

  Operating Income                            40,294        37,846

Interest income                                  434           202

Interest expense                               4,122         2,601

  Income Before Income Taxes                  36,606        35,447

Income taxes                                  13,188        12,938

  Net Income                                  23,418        22,509

Net income per common share                     $.39          $.37

Average number of common shares
  outstanding                             60,144,502    61,169,059

Cash dividends per common share                 $.11         $.095


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                               Six Months Ended
                                             July 1,       July 3,
                                               2000          1999
                                             (In thousands, except
                                                per share data)

Net sales                                   $985,153      $844,167

Cost of products sold                        673,258       587,299

  Gross Profit                               311,895       256,868

Selling and administrative expenses          230,708       179,049

Provision for closing facilities (Note C)          -        19,679

  Operating Income                            81,187        58,140

Interest income                                  723           386

Interest expense                               6,961         4,830

  Income Before Income Taxes                  74,949        53,696

Income taxes                                  26,991        19,599

  Net Income                                  47,958        34,097

Net income per common share                     $.80          $.56

Average number of common shares
  outstanding                             60,165,177    61,161,543

Cash dividends per common share                 $.22          $.19


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Six Months Ended
                                                 July 1,      July 3,
                                                  2000         1999
                                                    (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                  $   47,958   $  34,097
  Noncash items included in net income:
    Depreciation and amortization                 38,832      31,434
    Other postretirement and postemployment
      benefits                                       914         997
    Deferred income taxes                            300      (1,272)
    Other - net                                       (3)        (91)
  Net increase (decrease) in noncash
    operating assets and liabilities             (20,739)    (12,357)
  Increase (decrease) in other liabilities          (915)     (1,344)
    Net cash flows from operating activities      66,347      51,464

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                     (29,651)    (49,722)
  Capitalized software                              (230)       (179)
  Acquisition spending, net of cash acquired    (134,648)     (1,637)
  Short-term investments - net                         -         169
  Long-term investments                                -        (519)
    Net cash flows (to) investing activities    (164,529)    (51,888)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock         (7,239)     (7,630)
  Proceeds from long-term debt                   150,059      52,002
  Payments of note and long-term debt            (42,487)    (33,368)
  Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation                                   8,009       5,301
  Dividends paid                                 (13,233)    (11,604)
    Net cash flows from (to) financing
      activities                                  95,109       4,701

Net increase (decrease) in cash and
  cash equivalents                                (3,073)      4,277
Cash and cash equivalents at beginning
  of period                                       22,168      17,500

Cash and cash equivalents at end of period     $  19,095   $  21,777


See accompanying notes to condensed consolidated financial statements.

                 HON INDUSTRIES Inc. and SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                             July 1, 2000


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                     July 1, 2000    January 1,
($000)                               (Unaudited)        2000

Finished products                     $ 57,456        $ 29,663
Materials and work in process           50,419          55,737
LIFO allowance                         (10,493)        (10,463)
                                      $ 97,382        $ 74,937



Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. As of July 1, 2000, the primary costs not yet incurred relate to costs associated with the closed buildings and workers' compensation claims. Management believes the remaining reserve of approximately $4 million to be adequate to cover these obligations.


Note D.  Business Combinations

On February 29, 2000, the Company completed the acquisition of its Hearth Services division which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry.
The Company acquired AFC and Allied for approximately $135 million in cash and debt including acquisition costs. The acquisition has been accounted for using the purchase method and the results of AFC and Allied have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business of $21 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the resolution of the fair value of contracts acquired.


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

Reportable segment data reconciled to the consolidated financial statements for the three-month and six-month period ended July 1, 2000, and July 3, 1999, is a follows:


                                 Three Months Ended    Six Months Ended
                                 July 1,    July 3,    July 1,    July 3
                                   2000      1999       2000       1999
                                              (In thousands)
Net Sales:
  Office furniture               $405,838  $349,814  $  801,475  $709,795
  Hearth products                 100,714    69,894     183,678   134,372
                                 $506,552  $419,708  $  985,153  $844,167
Operation Profit:
  Office furniture
    Normal operations            $ 40,840  $ 32,792  $   79,412  $ 69,086
    Facility closedown provision        -         -           -   (19,679)
      Office furniture - net       40,840    32,792      79,412    49,407
  Hearth products                   5,473    10,239      10,243    16,023
    Total operating profit         46,313    43,031      89,655    65,430
  Unallocated corporate expense    (9,707)   (7,584)    (14,706)  (11,734)
    Income before income taxes   $ 36,606  $ 35,447  $   74,949  $ 53,696

Identifiable Assets:
  Office furniture                                   $  660,339  $682,861
  Hearth products                                       336,887   165,531
  General corporate                                      67,034    59,948
                                                     $1,064,260  $908,340

Depreciation & Amortization
Expense
  Office furniture               $ 14,880  $ 12,815  $   29,254  $ 25,273
  Hearth products                   4,962     2,712       8,561     5,319
  General corporate                   491       511       1,017       842
                                 $ 20,333  $ 16,038  $   38,832  $ 31,434

Capital Expenditure, Net:
  Office furniture               $  6,768  $ 14,184  $   17,246  $ 34,475
  Hearth products                   5,704     4,622      10,258     8,787
  General corporate                 1,156       910       2,147     6,460
                                 $ 13,628  $ 19,716  $   29,651  $ 49,722

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                            Comparison of
Increases (Decreases)      Three Months       Six Months       Three Months
                               Ended            Ended             Ended
Dollars in Thousand       July 1, 2000 &    July 1, 2000 &    July 1, 2000 &
                           July 3, 1999      July 3, 1999     April 1, 2000


Net sales                 $ 86,844  20.7%   $140,986  16.7%   $ 27,951   5.8%
Cost of products sold       51,765  17.7      85,959  14.6      14,426   4.4
Selling &
  Administrative expenses   32,631  36.3      51,659  28.9      14,124  13.0
Provision for closing
  facilities                     -     -     (19,679)  N/M           -     -
Interest income                232 114.9         337  87.3         145  50.2
Interest expense             1,521  58.5       2,131  44.1       1,283  45.2
Income taxes                   250   1.9       7,392  37.7        (615) (4.5)
Net income                     909   4.0      13,861  40.7      (1,122) (4.6)



The Company reported its eighteenth consecutive quarterly record net sales. Consolidated net sales for the second quarter ending July 1, 2000, were $506.6 million, up 20.7%, compared to $419.7 million for the same quarter a year ago. Net income reached $23.4 million, compared to $22.5 million for second quarter 1999, an increase of 4.0%. Net income per common share for the quarter was $0.39 per diluted share, an increase of 5.4% from $0.37 per diluted share earned in second quarter 1999.

For the first six months of 2000, consolidated net sales rose 16.7% to $985.2 million from $844.2 million last year. Net income was $48.0 million, compared to $46.6 million for the same period a year ago prior to a $12.5 million after-tax charge for plant closings in 1999. Net income per common share for the first six months of 2000 was $0.80 per diluted share, a 5.3% increase from $0.76 per share from ongoing operations for the same period in 1999. Results for 1999 included a $0.20 per share provision for the closing of three plants. After the charge, 1999 net income for the first six months was $34.1 million or $0.56 per share.

For the second quarter of 2000, office furniture comprised 80.0% of consolidated net sales and hearth products comprised 20.0%. Net sales for office furniture were up 16.0%. Hearth products sales increased 44.1% for the quarter compared to the same quarter a year ago. Proforma second quarter 2000 hearth product sales, excluding the February 29, 2000, acquisition of American Fireplace Company and the Allied Group, decreased 0.3% for the quarter. Office furniture contributed 88.0% of second quarter 2000 consolidated operating profit before unallocated corporate expenses and hearth products contributed 12.0%.

The consolidated gross profit margin for the second quarter of 2000 was 32.1% compared to 30.4% for the same period in 1999.
The gross profit improvement reflects the combination of improved price realization and productivity from rapid continuous improvement programs.

Selling and administrative expenses for the second quarter of 2000 were 24.2% of net sales compared to 22.6% in the comparable quarter of 1999. The Company continued to experience increased costs to establish and promote the HON and Allsteel brands in their respective market segments including increased sales and administrative support and new sales literature. The acquisition of Hearth Services and new strategic growth initiatives in Hearth Technologies' outdoor and international businesses also contributed to the increase in selling and administrative expenses. Freight expenses, which is included in selling and administrative expenses, remained relatively unchanged from second quarter 1999 at 6.2% of net sales in spite of increased fuel costs.

The Company decreased its estimated annual effective tax rate to 36.0% for fiscal year 2000 from 36.5% in 1999 to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of July 1, 2000, cash and short-term investments decreased to $19.1 million from $22.2 million balance at year-end 1999. The decrease is principally due to capital expenditures and payments made on the revolving credit agreement. Net cash flows from operation were strong at $66.3 million for the first six months, an improvement of 28.9% for the same period a year ago. Cash flow and working capital management are major focuses of management to ensure the Company is poised for continued future growth.

Net capital expenditures for the first six months of 2000 were $29.7 million compared to $49.9 million for the same six-month period in 1999. These expenditures primarily represent investment in new, more efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

As referenced earlier, on February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied
Group (Allied). AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings and other accessories. AFC and Allied, with combined 1999 sales of approximately $200 million, have been joined to form Hearth Services Inc., a subsidiary of Hearth Technologies Inc.

The Board of Directors declared a regular quarterly cash dividend of $0.11 per share on its common stock on May 2, 2000, to shareholders of record at the close of business on May 12, 2000.
It was paid on June 1, 2000, and represented the 181st consecutive quarterly dividend paid by the Company.

For the six months ended July 1, 2000, the Company repurchased 388,381 shares of its common stock at a cost of approximately $7.2 million or an average price of $18.64 per share. As of July 1, 2000, approximately $24.3 million of the Board's current repurchase authorization remained unspent.

Based on operations since January 1, 2000, the Company has not experienced any adverse operational impact to its ongoing business as a result of the "Year 2000" issue.

Looking Ahead

The Company is encouraged by customer reaction to the Company's new products and continued focus on service. Management's goal is to achieve improved profitability and record results for 2000.

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


Dated: August 3, 2000                   HON INDUSTRIES Inc.


                                   By   /s/  David C. Stuebe
                                        David C. Stuebe
                                        Vice President and
                                        Chief Financial Officer



                                   By   /s/  Melvin L. McMains
                                        Melvin L. McMains
                                        Vice President
                                        and Controller

                       PART II.  EXHIBITS


EXHIBIT INDEX                                               Page

(27) Financial Data Schedule                                 17