Form 10-Q
period 2000-09-30
HON INDUSTRIES INC
filed 2000-11-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

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

          Class                 Outstanding at September 30, 2000
 Common Shares, $1 Par Value            60,202,276 shares


Exhibit Index is on Page 16.

              HON INDUSTRIES Inc. and SUBSIDIARIES

                              INDEX


                 PART I.  FINANCIAL INFORMATION


                                                             Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
September 30, 2000, and January 1, 2000                       3-4

Condensed Consolidated Statements of Income -
Three Months Ended September 30, 2000, and October 2, 1999      5

Condensed Consolidated Statements of Income -
Nine Months Ended September 30, 2000, and October 2, 1999       6

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2000, and October 2, 1999       7

Notes to Condensed Consolidated Financial Statements         8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-13


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                     15

EXHIBIT INDEX                                                  16

     (27) Financial Data Schedule                              17

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                            Sept. 30,   Jan. 1,
                                              2000        2000
                                           (Unaudited)
ASSETS                                         (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                 $   18,551  $ 22,168
 Receivables                                  234,130   196,730
 Inventories (Note B)                          96,873    74,937
 Deferred income taxes                         13,791    13,471
 Prepaid expenses and other current assets     12,857     9,250

    Total Current Assets                      376,202   316,556

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                   18,233    17,114
  Buildings                                   192,179   181,080
  Machinery and equipment                     504,929   469,268
  Construction in progress                     34,288    37,819
                                              749,629   705,281
  Less accumulated depreciation               292,365   249,690

    Net Property, Plant, and Equipment        457,264   455,591

GOODWILL                                      220,731   113,116

OTHER ASSETS                                   20,668    21,460

    Total Assets                           $1,074,865  $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                            Sept. 30,   Jan. 1,
                                              2000        2000
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY           (In thousands)

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $  222,812  $213,072
 Income taxes                                  11,088         -
 Note payable and current maturities
     of long-term debt                          5,977     6,106
 Current maturities of other long-term
     obligations                                5,327     5,945

    Total Current Liabilities                 245,204   225,123

LONG-TERM DEBT                                203,218   119,860

CAPITAL LEASE OBLIGATIONS                       2,341     4,313

OTHER LONG-TERM LIABILITIES                    18,358    18,015

DEFERRED INCOME TAXES                          39,949    38,141

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding           -         -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -            60,202    60,172
  2000 - 60,202,276 shares;
  1999 - 60,171,753 shares

  Paid-in capital                              26,639    24,981
  Retained earnings                           478,362   416,034
  Accumulated other comprehensive income          592        84

    Total Shareholders' Equity                565,795   501,271

    Total Liabilities and Shareholders'
      Equity                               $1,074,865  $906,723


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                              Three Months Ended
                                            Sept. 30,     Oct. 2,
                                               2000         1999
                                            (In thousands, except
                                               per share data)

Net sales                                   $532,091      $475,738

Cost of products sold                        354,367       327,243

  Gross Profit                               177,724       148,495

Selling and administrative expenses          120,966       101,234

  Operating Income                            56,758        47,261

Interest income                                  493           233

Interest expense                               3,796         2,393

  Income Before Income Taxes                  53,455        45,101

Income taxes                                  19,234        16,462

  Net Income                                $ 34,221      $ 28,639

Net income per common share                    $0.57         $0.47

Average number of common shares
  outstanding                             60,162,183    60,921,268

Cash dividends per common share                $0.11        $0.095


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                               Nine Months Ended
                                            Sept. 30,      Oct. 2,
                                               2000          1999
                                             (In thousands, except
                                                per share data)

Net sales                                 $1,517,244    $1,319,905

Cost of products sold                      1,027,625       914,542

  Gross Profit                               489,619       405,363

Selling and administrative expenses          351,674       280,283

Provision for closing facilities (Note C)          -        19,679

  Operating Income                           137,945       105,401

Interest income                                1,216           619

Interest expense                              10,757         7,223

  Income Before Income Taxes                 128,404        98,797

Income taxes                                  46,225        36,061

  Net Income                              $   82,179    $   62,736

Net income per common share                    $1.37         $1.03

Average number of common shares
  outstanding                              60,164,179    61,081,451

Cash dividends per common share                $0.33        $0.285


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                  Nine Months Ended
                                                Sept. 30,    Oct. 2,
                                                  2000         1999
                                                   (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                   $  82,179    $ 62,736
  Noncash items included in net income:
    Depreciation and amortization                 58,953      48,136
    Other postretirement and postemployment
      benefits                                     1,109       1,532
    Deferred income taxes                          1,091      (2,775)
    Other - net                                       28        (115)
  Net increase (decrease) in noncash
    operating assets and liabilities             (25,866)     (8,757)
  Increase (decrease) in other liabilities        (1,266)     (1,866)
    Net cash flows from operating activities     116,228      98,891

Net Cash Flows From (To) Investing Actvities:
  Capital expenditures - net                     (46,871)    (62,828)
  Capitalized software                              (261)     (3,059)
  Acquisition spending, net of cash acquired    (134,688)     (8,932)
  Short-term investments - net                         -         169
  Long-term investments                               (3)       (519)
  Other - net                                          -        (226)
    Net cash flows (to) investing activities    (181,823)    (75,395)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock         (7,807)    (26,360)
  Proceeds from long-term debt                   155,059      67,026
  Payments of note and long-term debt            (74,491)    (51,218)
  Proceeds from sales of HON INDUSTRIES
    common stock to members and stock-based
    compensation                                   9,068       5,901
  Dividends paid                                 (19,851)    (17,398)
    Net cash flows from (to) financing
      activities                                  61,978     (22,049)

Net increase (decrease) in cash and
  cash equivalents                                (3,617)      1,447
Cash and cash equivalents at beginning
  of period                                       22,168      17,500

Cash and cash equivalents at end of period     $  18,551    $ 18,947


See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       September 30, 2000


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                    Sept. 30, 2000  Jan. 1, 2000
($000)                               (Unaudited)

Finished products                     $ 59,724        $ 29,663
Materials and work in process           47,704          55,737
LIFO allowance                         (10,555)        (10,463)
                                      $ 96,873        $ 74,937



Note C.  Provision for Closing Facilities

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa. A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the quarter ended April 3, 1999. As of September 30, 2000, the primary costs not yet incurred relate to costs associated with the closed buildings and workers' compensation claims. Management believes the remaining reserve of approximately $2.5 million to be adequate to cover these obligations.


Note D.  Business Combinations

On February 29, 2000, the Company completed the acquisition of its Hearth Services division which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry.
The Company acquired AFC and Allied for approximately $135 million in cash and debt including acquisition costs. The acquisition has been accounted for using the purchase method and the results of AFC and Allied have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business or approximately $114 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the resolution of the fair value of contracts acquired.


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

Reportable segment data reconciled to the consolidated financial statements for the three-month and nine-month period ended
September 30, 2000, and October 2, 1999, is as follows:


                                 Three Months Ended    Nine Months Ended
                                Sept. 30,   Oct. 2,   Sept. 30,    Oct. 2,
                                  2000       1999       2000        1999
                                              (In thousands)
Net Sales:
  Office furniture              $431,056   $403,276  $1,232,531  $1,113,071
  Hearth products                101,035     72,462     284,713     206,834
                                $532,091   $475,738  $1,517,244  $1,319,905
Operating Profit:
  Office furniture
    Normal operations           $ 54,458   $ 45,281  $  133,870  $  114,367
    Facility closedown
      provision                        -          -           -     (19,679)
        Office furniture - net    54,458     45,281     133,870      94,688
  Hearth products                  9,128      8,684      19,371      24,707
    Total operating profit        63,586     53,965     153,241     119,395
  Unallocated corporate expense  (10,131)    (8,864)    (24,837)    (20,598)
    Income before income taxes  $ 53,455   $ 45,101  $  128,404  $   98,797

Identifiable Assets:
  Office furniture                                   $  661,477  $  695,825
  Hearth products                                       341,008     176,782
  General corporate                                      72,380      60,462
                                                     $1,074,865  $  933,069

Depreciation & Amortization
Expense
  Office furniture              $ 14,960   $ 13,286  $   44,214  $   38,559
  Hearth products                  4,665      2,817      13,226       8,136
  General corporate                  496        599       1,513       1,441
                                $ 20,121   $ 16,702  $   58,953  $   48,136

Capital Expenditure, Net:
  Office furniture              $ 11,565   $ 10,575  $   28,811  $   45,050
  Hearth products                  4,236      3,416      14,494      12,203
  General corporate                1,419       (885)      3,566       5,575
                                $ 17,220   $ 13,106  $   46,871  $   62,828

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                           Comparison of
Increases (Decreases)    Three Months      Nine Months       Three Months
                             Ended            Ended              Ended
Dollars in Thousands   Sept. 30, 2000 &  Sept. 30, 2000 &  Sept. 30, 2000 &
                         Oct. 2, 1999      Oct. 2, 1999      Jul. 1, 2000


Net sales              $ 56,353  11.8%   $197,339  15.0%   $ 25,539   5.0%
Cost of products sold    27,124   8.3     113,083  12.4      10,525   3.1
Selling &
  Administrative
  expenses               19,732  19.5      71,391  25.5      (1,450) (1.2)
Provision for closing
  facilities                  -     -     (19,679)  N/M           -     -
Interest income             260 111.6         597  96.4          59  13.6
Interest expense          1,403  58.6       3,534  48.9        (326) (7.9)
Income taxes              2,772  16.8      10,164  28.2       6,046  45.8
Net income                5,582  19.5      19,443  31.0      10,803  46.1


The Company reported its highest net sales and net income for any quarter in the Company's history. Consolidated net sales for the third quarter ending September 30, 2000, were $532.1 million, up 11.8%, compared to $475.7 million for the same quarter a year ago. Net income reached $34.2 million, compared to $28.6 million for third quarter 1999, an increase of 19.5%. Net income per common share for the quarter was $0.57 per diluted share, an increase of 21.3% from $0.47 per diluted share earned in third quarter 1999.

For the first nine months of 2000, consolidated net sales rose 15.0% to $1.52 billion from $1.32 billion last year. Net income was $82.2 million, compared to $75.2 million for the same period a year ago prior to a $12.5 million after-tax charge for plant closings in 1999. Net income per common share for the first nine months of 2000 was $1.37 per diluted share, a 11.4% increase from $1.23 per share from ongoing operations for the same period in 1999. Results for 1999 included a $0.20 per share provision for the closing of three plants. After the charge, 1999 net income for the first nine months was $62.7 million or $1.03 per share.

For the third quarter of 2000, office furniture comprised 81% of consolidated net sales and hearth products comprised 19%. Net sales for office furniture were up 6.9%. Hearth products sales increased 39.4% for the quarter compared to the same quarter a year ago. Proforma third quarter 2000 hearth product sales, excluding the February 29, 2000, acquisition of American Fireplace Company and the Allied Group, decreased 3.4% for the quarter. Office furniture contributed 86% of third quarter 2000 consolidated operating profit before unallocated corporate expenses and hearth products contributed 14%.

The consolidated gross profit margin for third quarter 2000 was 33.4% compared to 31.2% for the same period in 1999. The gross profit improvement reflects the combination of improved price realization and productivity from rapid continuous improvement programs.

Selling and administrative expenses for third quarter 2000 were 22.7% of net sales compared to 21.3% in the comparable quarter of 1999. The acquisition of Hearth Services contributed to the increase in selling and administrative expenses. The Company also continued to experience increased investment in sales and marketing expenses associated with refocusing the Company and developing branding programs in the office furniture segment. Freight expense, which is included in selling and administrative expenses, declined as a percent of net sales despite rising fuel costs.

The Company decreased its estimated annual effective tax rate to 36.0% for fiscal year 2000 from 36.5% in 1999 to reflect lower estimated state income taxes.

Liquidity and Capital Resources

As of September 30, 2000, cash and short-term investments decreased to $18.6 million from $22.2 million balance at year-end 1999. The decrease is principally due to capital expenditures and payments made on the revolving credit agreement. Net cash flows from operations were strong at $116.2 million for the first nine months, an improvement of 17.5% for the same period a year ago. Cash flow and working capital management are major focuses of management to ensure the Company is poised for continued future growth.

Net capital expenditures for the first nine months of 2000 were $46.9 million compared to $62.8 million for the same nine-month period in 1999. These expenditures primarily represent investment in new, more efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations, and a revolving credit agreement.

As referenced earlier, on February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories. AFC and Allied, with combined 1999 sales of approximately $200 million, have been joined to form Hearth Services Inc., a subsidiary of Hearth Technologies Inc. Approximately one-fourth to one-third of Hearth Services sales are products manufactured by Hearth Technologies.

The Board of Directors declared a regular quarterly cash dividend of $0.11 per share on its common stock on August 7, 2000, to shareholders of record at the close of business on August 17, 2000. It was paid on September 1, 2000, and represented the 182nd consecutive quarterly dividend paid by the Company.

For the nine months ended September 30, 2000, the Company repurchased 410,807 shares of its common stock at a cost of approximately $7.8 million or an average price of $19.00 per share. As of September 30, 2000, approximately $23.8 million of the Board's current repurchase authorization remained unspent.

Based on operations since January 1, 2000, the Company has not experienced any adverse operational impact to its ongoing business as a result of the "Year 2000" issue.

Looking Ahead

Management's goal is to achieve improved profitability and record results for 2000. Management believes the earnings outlook for the year to be in the range of $1.87-$1.92 per diluted share. Although the retail market for office furniture and hearth products continues to be soft, expected strong customer demand in other markets for the Company's products should make the goal attainable.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results, particularly those with respect to expected earnings for the remainder of the fiscal year. These risks include, among others: the Company's ability to realize financial benefits of operating The HON Company and Allsteel Inc. as separate businesses, to continue to outpace industry growth rates, to reduce freight costs, to improve returns in its wood business, to obtain sales from new products and to realize operating improvements from the integration of the retail distribution and the manufacturing operations of Hearth Technologies; the realization of strong demand for the Company's products; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

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


Dated: November 6, 2000                 HON INDUSTRIES Inc.


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