Form 10-K
period 2000-12-30
HON INDUSTRIES INC
filed 2001-03-27
CIK 48287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

     X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
----------    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------    SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, with par value of $1.00 per share.
         Preferred Share Purchase Rights to purchase shares of Series A Junior Participating Preferred Stock, with par value of $1.00 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes    X        No
                                                          ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 1, 2001, was: $1,099,041,437, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of March 1, 2001, was: 59,426,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 27, 2001, for the May 7, 2001, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 57.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----

Item    1.    Business.............................................................................          3

Item    2.    Properties...........................................................................         11

Item    3.    Legal Proceedings....................................................................         13

Item    4.    Submission of Matters to a Vote of Security Holders..................................         13

              Table I - Executive Officers of the Registrant.......................................         14


                                     PART II

Item    5.    Market for Registrant's Common Equity and Related Stockholder Matters................         16

Item    6.    Selected Financial Data -- Eleven-Year Summary.......................................         18

Item    7.    Management's Discussion and Analysis of Financial Condition
              And Results of Operations............................................................         20

Item   7A.    Quantitative and Qualitative Disclosures About Market Risk...........................         25

Item    8.    Financial Statements and Supplementary Data..........................................         25

Item    9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................................................         25


                                    PART III

Item   10.    Directors and Executive Officers of the Registrant...................................         26

Item   11.    Executive Compensation...............................................................         26

Item   12.    Securities Ownership of Certain Beneficial Owners and Management.....................         26

Item   13.    Certain Relationships and Related Transactions.......................................         26


                                     PART IV

Item   14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................         27

Signatures    .....................................................................................         30

Financial Statements...............................................................................         33

Financial Statement Schedules......................................................................         56

Index of Exhibits..................................................................................         57


                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       HON INDUSTRIES Inc. ("HON" or the "Company") is an Iowa corporation incorporated in 1944. The Company is a national manufacturer and marketer of office furniture and hearth products. Approximately 81% of fiscal year 2000 net sales were in office furniture and 19% in hearth products. A broad office furniture product offering is sold through a national system of dealers, wholesalers, warehouse clubs, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. In fiscal 2000, the Company had net sales of $2.0 billion, of which approximately $1.6 billion was attributable to office furniture products and $.4 billion was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

       The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, and Mexico. See Item 2. Properties for additional related discussion. Five operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: The HON Company, Allsteel Inc., BPI Inc., The Gunlocke Company, and Holga Inc. Each of these operating units manufactures and markets products which are sold through various channels of distribution and segments of the industry.

       Hearth Technologies Inc. was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of wood-, pellet-, and gas-burning stoves and inserts, for a purchase price of $10.2 million. This acquisition is also being operated by Hearth Technologies Inc. On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied) for a total purchase price of approximately $135 million. AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories.

       HON International Inc. markets select products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

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

       The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to each of the largest nationwide chains of office products dealer, or "mega-dealers," which are Boise Cascade Corporation; U.S. Office Products Company; Corporate Express Inc., A Buhrmann Company; Office Depot Business Services Group; and Staples Commercial Advantage, and to the Office Depot, Staples, and Office Max superstores.

       The Company's product development efforts are focused on reducing the cost to manufacture existing products, and on designing new products that provide additional features and top quality. Over 40% of the Company's 2000 net sales were from products introduced in the past three years.

       An important element of the Company's success has been its ability to attract, develop and retain skilled, experienced and efficient members. Each of the Company's eligible members owns stock in the Company through a number of stock-based plans, including a member stock purchase plan and a profit-sharing plan. In addition, most production members are eligible for incentive bonuses.

       For further financial-related information with respect to acquisitions, dispositions, and Company operations in general, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, and Operating Segment Information.

       Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others, competition within the office furniture and fireplace industries; the relationship between supply and demand for value-priced office products, as well as direct vent gas- and wood-burning fireplaces; the effects of economic conditions; issues associated with the acquisition and integration of acquisitions; operating risks; the ability of the Company to realize cost savings and productivity improvements; the ability of the Company's distributors to successfully market and sell the Company's products; and the availability and cost of capital to finance planned growth; as well as the other risks, uncertainties, and factors described from time to time in the Company's filings with the Securities and Exchange Commission.

INDUSTRY

       According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $13,285,000,000 in 2000, an increase of 8.5% over 1999. The Company believes that the increase was due in part to pent-up demand resulting from companies funneling capital resources into computer-related solutions during 1999 in fear of potential Year 2000 problems.

       The U.S. office furniture market consists of two primary segments--the project segment and the transactional segment. The project segment has traditionally been characterized by sales of large quantities of office furniture to large corporations, such as for new office facilities, relocations, or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The process is often lengthy and generally has several manufacturers competing for the same projects. Overhead and support associated with the sales and customization efforts in this segment are major reasons why the prices for project office furniture have traditionally been relatively high.

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

EMPLOYEES/MEMBERS

       As of December 30, 2000, the Company employed approximately 11,500 persons, 11,000 of whom were members and 500 of whom were temporary personnel. Of the approximately 11,500 persons employed by the Company, 6,400 were in the Company's manufacturing operations. The Company employed approximately 400 members who were members of unions. The Company believes that its labor relations are good.

PRODUCTS

OFFICE FURNITURE

       The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) filing, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company's products are sold through the Company's wholly owned subsidiaries - The HON Company, Allsteel Inc., BPI Inc., The Gunlocke Company, and Holga Inc.

       The Company's office furniture products are generally available in contemporary as well as traditional styles and are priced to sell in all channels of distribution. The Company's products are offered in many models, sizes, designs, and finishes and are constructed from both wood and nonwood materials.

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

       The Company offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Company also offers consultative selling and design services for certain of its office system products. The compelling value of the Company's systems lines is that these products are styled and featured similar to those of premium-priced contract systems manufacturers but are offered at competitive prices, with short lead times and superior service.

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

HEARTH PRODUCTS

       The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplace and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N-Glo, Dovre, and Quadra-Fire brand names. Products bearing these brands are marketed by the Company's three hearth products companies, Heatilator, Heat-N-Glo, and Aladdin.

       The Company's line of hearth products includes wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories. Heatilator and Heat-N-Glo are leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. Heat-N-Glo is the leader in "direct vent" fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through an outer wall. See Business - Intellectual Property.

MANUFACTURING

       The HON Company manufactures office furniture in Alabama, California, Georgia, Iowa, Kentucky, North Carolina, Pennsylvania, Virginia, and Monterrey, Mexico. Allsteel Inc. manufactures office furniture in Iowa, Mississippi, Pennsylvania, and Tennessee. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. BPI Inc. manufactures office furniture in California, North Carolina, and Washington. Hearth Technologies Inc. manufactures hearth products in Iowa, Maryland, Minnesota, Washington, and Calgary, Canada.

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

PRODUCT DEVELOPMENT

       The Company's product development efforts are primarily focused on reducing the cost to manufacture existing products and designing new products that provide additional features and quality. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $18.9 million, $17.1 million, and $15.7 million in product development during fiscal 2000, 1999, and 1998, respectively, and has budgeted in excess of $23 million for product development in fiscal 2001.

INTELLECTUAL PROPERTY

       As of December 30, 2000, the Company owned 198 U.S. and 128 foreign patents and had applications pending for 41 U.S. and 83 foreign patents. In addition, the Company holds registrations for 113 U.S. and 179 foreign trademarks and has applications pending for 64 U.S. and 70 foreign trademarks.

       The Company's principal office furniture products do not require frequent technical changes. The majority of the Company's patents are design patents which expire at various times depending on the patent's date of issuance. The Company believes that neither any individual patent nor the Company's patents in the aggregate are material to the Company's business as a whole.

       When Hearth Technologies Inc. acquired Heat-N-Glo in October 1996, it also acquired its patent for the design of a zero-clearance direct vent gas fireplace (the "direct vent patent"). The Company currently offers numerous product designs that would not be possible without the direct vent technology. Although the Company believes that the protection afforded by the direct vent patent is not vital to sustaining Hearth Technologies' gross profit margins on its direct vent gas fireplaces, the technology that underlies the patent is a significant distinguishing feature for the Company's products.

       The Company applies for patent protection when it believes the expense of doing so is justified, and believes that the duration of its registered patents is adequate to protect these rights. The Company also pays royalties in certain instances for the use of patents on products and processes owned by others.

       The Company actively protects its trademarks that it believes have significant goodwill value.

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

       In 2000, the Company's ten largest customers represented approximately 38% of its consolidated net sales. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on the Company's financial results than such events would have had prior to such consolidation. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

       As a result of these trends, the Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners. The second distribution channel comprises nationwide chains of office products dealers, or "mega-dealers," including Boise Cascade Corporation; U.S. Office Products Company; Corporate Express Inc., A Buhrmann Company; Office Depot Business Services Group; and Staples Commercial Advantage. Many of the independent dealers and mega-dealer locations assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.

       The third distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, mega-dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to regional wholesalers. Wholesalers maintain stocks of standard product lines for resale to the various retailers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to retailers anywhere in the country. One customer, United Stationers, accounted for approximately 14%, 13%, and 12% of the Company's consolidated net sales in 2000, 1999, and 1998, respectively.

       The fourth distribution channel is retail stores, which include office products superstores such as Office Depot, Office Max, and Staples and warehouse clubs like Costco.

       The fifth distribution channel consists of government-focused dealers that sell the Company's products to federal, state and local government offices.

       As of December 30, 2000, the Company's office furniture sales force consisted of 29 regional sales managers supervising 156 salespersons, plus approximately 39 firms of independent manufacturers' representatives who collectively provided national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

       Office products dealers, national wholesalers and retailers market their products over the world-wide web and through catalogs published periodically and distributed to existing and potential customers. The Company's marketing objective is to gain share in its distributors' media. The Company believes that the inclusion of the Company's product lines in customer catalogs offers strong potential for increased sales of the listed product items due to the exposure provided by these publications.

       The Company also makes export sales through HON International Inc. to approximately 150 office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. The Company has an international field sales organization consisting of a Vice President of Sales and Marketing and four regional managers. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2000.

       Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants and at its various distribution centers.

       Hearth Technologies Inc. sells its fireplace and stove products through approximately 3,000 dealers and 520 distributors. The Company has a field sales organization of 34 regional sales managers supervising 117 salespersons and 7 firms of independent manufacturers' representatives.

       As of December 30, 2000, the Company has an order backlog of approximately $111.2 million which will be filled in the ordinary course of business within the current fiscal year. This compares with $131.2 million as of January 1, 2000, and $97.8 million as of January 2, 1999. Backlog, in terms of percentage of net sales, was 5.4%, 7.3%, and 5.8% for fiscal years 2000, 1999, and 1998, respectively. The Company's products are manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

       For a discussion of the seasonal nature of the Company's sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

COMPETITION

       The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc.; National Office Furniture, a division of Kimball Office Furniture Co.; Chromcraft; Paoli; and High Point Furniture Industries, Inc. Second, the Company competes with a small number of large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc. Some of these large competitors have substantially greater assets, resources and capabilities in the traditional project market than the Company. Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place and have developed, and may continue to develop, value-priced product designs to compete with the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in its markets in the future.

       Hearth products, consisting of prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. A limited number of manufacturers, however, are predominant in this industry. The Company competes primarily against the other large manufacturers which include CFM Majestic Inc. (a Canadian company), Lennox Industries Inc. (Superior and Marco brands), Martin Industries Inc., and Fireplace Manufacturers Inc. (FMI).

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

       Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2001 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

       For additional information about the Company's environmental matters, refer to Item 3. Legal Proceedings and the Contingencies note in the Notes to Consolidated Financial Statements.

BUSINESS DEVELOPMENT

       The development of the Company's business during the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

       The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 9.2 million square feet. Of this total, approximately 2.3 million square feet are leased, including approximately
0.3 million square feet under a capital lease.

       Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

       The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

                                            Approximate           Owned or                   Description
               Location                     Square Feet            Leased                       of Use
               --------                     -----------            ------                       ------

Cedartown, Georgia                            547,014               Owned         Manufacturing wood/nonwood
                                                                                  casegoods office furniture (1)

Chester, Virginia                             382,082              Owned/         Manufacturing nonwood casegoods
                                                                Leased(2)         office furniture (1)

Colville, Washington                          125,000               Owned         Manufacturing stoves

Florence, Alabama                             308,763               Owned         Manufacturing wood
                                                                                  casegoods office furniture

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

Muscatine, Iowa                               127,400               Owned         Manufacturing wood casegoods
                                                                                  office furniture

Owensboro, Kentucky                           311,575               Owned         Manufacturing wood office seating

Salisbury, North Carolina                     129,000               Owned         Manufacturing systems office
                                                                                  furniture

South Gate, California                        520,270               Owned         Manufacturing nonwood casegoods
                                                                                  and seating office furniture (1)

Wayland, New York                             716,484               Owned         Manufacturing wood casegoods and
                                                                                  seating office furniture (1)

West Hazleton, Pennsylvania                   268,800               Owned         Manufacturing nonwood casegoods
                                                                                  office furniture

Williamsport, Pennsylvania                    147,265               Owned         Manufacturing wood office seating
                                                                                  and casegoods

Verona, Mississippi                           257,000               Owned         Manufacturing systems office
                                                                                  furniture
----

(1) Also includes a regional warehouse/distribution center
(2) A capital lease

         Other Company facilities, under 100,000 square feet in size, are located in various communities throughout the United States and Canada. These facilities total approximately 1,758,000 square feet with approximately 850,000 square feet used for the manufacture and distribution of office furniture and approximately 908,000 square feet for hearth products. Of this total, approximately 994,000 square feet are leased. One of these facilities has been vacated and is in the process of being marketed for sale. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                 PART I, TABLE I

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                DECEMBER 30, 2000

                                Family                                       Position        Other Business Experience
            Name       Age   Relationship          Position                 Held Since        During Past Five Years
            ----       ---   ------------          --------                 ----------        ----------------------

Jack D. Michaels       63       None        Chairman of the Board               1996
                                            President                           1990
                                            Chief Executive Officer             1991
                                            Director                            1990

Jerald K. Dittmer      43       None        Vice President, Finance             2000    Group Vice President, Seating and Wood
                                                                                        (1999-00), Vice President, Strategic
                                                                                        Planning (1999), Vice President and General
                                                                                        Manager, Oak Steel and Mt. Pleasant Plants
                                                                                        (1998-99), Vice President, Information
                                                                                        Technology (1997-98), The HON Company; Vice
                                                                                        President and Controller (1995-97), The
                                                                                        Gunlocke Company

Jeffrey D. Fick        39       None        Vice President,                     1997    Secretary and Acting General Counsel (1997);
                                            Member and Community Relations              Senior Counsel (1994-97)

Malcolm C. Fields      39       None        Vice President and Chief            2000    Vice President, Information Technology
                                            Information Officer                         (1998-00), The HON Company; Manager,

                                                                                        Technical Support Services
                                                                                        (1997-98), Manager, Process Systems
                                                                                        (1996-97), Manager, Engineering Systems
                                                                                        (1995-96), HON INDUSTRIES Inc.

Robert D. Hayes        57       None        Vice President, Internal Audit      1999    Vice President and Controller (1997-99), and
                                                                                        Controller (1991-97), The HON Company

James I. Johnson       52       None        Vice President, General Counsel     1997    General Counsel and Secretary, Norand
                                            and Secretary                               Corporation, a portable data computing
                                                                                        company (1990-97)

Gordon R. Marshall     56       None        Vice President, Marketing           2000    Vice President, Marketing (1991-00), The HON
                                                                                        Company

Phillip M. Martineau   53       None        Executive Vice President            2000    President and Chief Executive Officer
                                                                                        (1996-99), Arcsmith, Inc. (Illinois Tool
                                                                                        Works); President (1994-96), Ansell-Edmont
                                                                                        Industrial Inc. (Pacific Dunlop Ltd.)

John S. McGlinn        60       None        Sr. Vice President, Operations      1997    Vice President and General Manager, LA-South
                                            Improvement                                 Gate Plant (1981-97), The HON Company

Melvin L. McMains      59       None        Vice President and Controller       1998    Controller (1980-1998)

Thomas K. Miller       62       None        Vice President, International       2000    Vice President, Marketing and International
+                                            President, HON International Inc.  1996    (1996-00), Vice President, Marketing and
                                                                                        Distribution (1996), Vice President,
                                                                                        Strategic Development-Office Depot
                                                                                        (1995-96), HON INDUSTRIES Inc.; President,
                                                                                        Ring King Visibles, Inc. (1991-96)

William F. Snydacker   55       None        Treasurer                           1980

David C. Stuebe        60       None        Vice President and Chief Financial  1994
                                            Officer

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI. The Company moved to the NYSE, effective July 2, 1998, from the Nasdaq National Market System where the stock had traded under the symbol HONI. As of year-end 2000, the Company had 6,563 stockholders of record.

         Computershare Investor Services, L.L.C., Chicago, Illinois, serves as the Company's transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling:
Computershare Investor Services, L.L.C., P.O. Box 1689, Chicago, IL 60690-1689 or telephone 312/588-4991.

         Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

         The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December. Dividends have been paid each quarter since the Company paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 25% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.

HON INDUSTRIES INC. AND SUBSIDIARIES
ITEM 6.  SELECTED FINANCIAL DATA -- ELEVEN-YEAR SUMMARY

                                                                                      2000(a)        1999(a)         1998(a)
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
   Income before Cumulative Effect of Accounting Changes                      $         1.77     $     1.44   $        1.72
   Cumulative Effect of Accounting Changes                                                 -              -               -
   Net Income                                                                           1.77           1.44            1.72
   Cash Dividends                                                            .            44            .38             .32
   Book Value                                                                           9.59           8.33            7.54
   Net Working Capital                                                                  1.09           1.52            1.19
---------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (THOUSANDS OF DOLLARS)

   Net Sales                                                                      $2,046,286     $1,800,931      $1,706,628
   Cost of Products Sold                                                           1,380,404      1,236,612       1,172,997
   Gross Profit                                                                      665,882        564,319         533,631
   Interest Expense                                                                   14,015          9,712          10,658
   Income before Income Taxes                                                        165,964        137,575         170,109
   Income before Income Taxes
     as a % of Net Sales                                                                8.11%          7.64%           9.97%
   Federal and State Income Taxes                                               $     59,747    $    50,215     $    63,796
   Effective Tax Rate                                                                   36.0%          36.5%          37.50%
   Income before Cumulative Effect
     of Accounting Changes                                                       $   106,217    $    87,360      $  106,313
   Net Income                                                                        106,217         87,360         106,313
   Net Income as a % of Net Sales                                                       5.19%          4.85%           6.23%
   Cash Dividends and Share
     Purchase Rights Redeemed                                                   $     26,455    $    23,112     $    19,730
   Addition to (Reduction of) Retained Earnings                                       79,762         64,248          86,583
   Net Income Applicable to Common Stock                                             106,217         87,360         106,313
   % Return on Average Shareholders' Equity                                            19.77%         18.14%          25.20%
   Depreciation and Amortization                                                $     79,046    $    65,453     $    52,999
---------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF NET INCOME

   % Paid to Shareholders                                                              24.91%         26.46%          18.56%
   % Reinvested In Business                                                            75.09%         73.54%          81.44%
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (THOUSANDS OF DOLLARS)

   Current Assets                                                                $   330,141     $  316,556      $  290,329
   Current Liabilities                                                               264,868        225,123         217,438
   Working Capital                                                                    65,273         91,433          72,891
   Net Property, Plant, and Equipment                                                454,312        455,591         444,177
   Total Assets                                                                    1,022,470        906,723         864,469
   % Return on Beginning Assets Employed                                               19.63%         16.94%          23.74%
   Long-Term Debt and Capital Lease Obligations                                  $   128,285     $  124,173      $  135,563
   Shareholders' Equity                                                              573,342        501,271         462,022
   Retained Earnings                                                                 495,796        416,034         351,786
   Current Ratio                                                                        1.25           1.41            1.34
---------------------------------------------------------------------------------------------------------------------------
CURRENT SHARE DATA

   Number of Shares Outstanding at Year-End                                       59,796,891     60,171,753      61,289,618
   Weighted-Average Shares
     Outstanding During Year                                                      60,140,302     60,854,579      61,649,531
   Number of Shareholders of Record at Year-End                                        6,563          6,737           5,877
---------------------------------------------------------------------------------------------------------------------------
OTHER OPERATIONAL DATA

   Capital Expenditures-- Net (Thousands of Dollars)                           $      59,840   $     71,474      $  149,717
   Members (Employees) at Year-End                                                    11,543(b)      10,095           9,824(b)
---------------------------------------------------------------------------------------------------------------------------




                                                                          1997          1996           1995            1994

PER COMMON SHARE DATA
   Income before Cumulative Effect of Accounting Changes         $        1.45    $     1.13    $       .67   $         .87
   Cumulative Effect of Accounting Changes                                   -             -              -               -
   Net Income                                                             1.45          1.13            .67             .87
   Cash Dividends                                                          .28           .25            .24             .22
   Book Value                                                             6.19          4.25           3.56            3.17
   Net Working Capital                                                    1.53           .89           1.07            1.27
---------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (THOUSANDS OF DOLLARS)

   Net Sales                                                        $1,362,713      $998,135       $893,119        $845,998
   Cost of Products Sold                                               933,157       679,496        624,700         573,392
   Gross Profit                                                        429,556       318,639        268,419         272,606
   Interest Expense                                                      8,179         4,173          3,569           3,248
   Income before Income Taxes                                          139,128       105,267         65,517          86,338
   Income before Income Taxes
     as a % of Net Sales                                                 10.21%        10.55%          7.34%          10.21%
   Federal and State Income Taxes                                 $     52,173     $  37,173      $  24,419       $  31,945
   Effective Tax Rate                                                    37.50%        35.31%         37.27%          37.00%
   Income before Cumulative Effect
     of Accounting Changes                                        $     86,955     $  68,094      $  41,098       $  54,393
   Net Income                                                           86,955        68,094         41,098          54,156
   Net Income as a % of Net Sales                                         6.38%         6.82%          4.60%           6.43%
   Cash Dividends and Share
     Purchase Rights Redeemed                                     $     16,736     $  14,970      $  14,536       $  13,601
   Addition to (Reduction of) Retained Earnings                         37,838        33,860         18,863          13,563
   Net Income Applicable to Common Stock                                86,955        68,094         41,098          54,156
   % Return on Average Shareholders' Equity                              27.43%        29.06%         20.00%          28.95%
   Depreciation and Amortization                                  $     35,610     $  25,252      $  21,416       $  19,042
---------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF NET INCOME

   % Paid to Shareholders                                                19.25%        21.98%         35.37%          25.11%
   % Reinvested In Business                                              80.75%        78.02%         64.63%          74.89%
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (THOUSANDS OF DOLLARS)

   Current Assets                                                  $   295,150      $205,527       $194,183        $188,810
   Current Liabilities                                                 200,759       152,553        128,915         111,093
   Working Capital                                                      94,391        52,974         65,268          77,717
   Net Property, Plant, and Equipment                                  341,030       234,616        210,033         177,844
   Total Assets                                                        754,673       513,514        409,518         372,568
   % Return on Beginning Assets Employed                                 28.27%        25.93%         17.91%          24.72%
   Long-Term Debt and Capital Lease Obligations                    $   134,511     $  77,605      $  42,581       $  45,877
   Shareholders' Equity                                                381,662       252,397        216,235         194,640
   Retained Earnings                                                   265,203       227,365        193,505         174,642
   Current Ratio                                                          1.47          1.35           1.51            1.70
---------------------------------------------------------------------------------------------------------------------------
CURRENT SHARE DATA

   Number of Shares Outstanding at Year-End                         61,659,316    59,426,530     60,788,674      61,349,206
   Weighted-Average Shares
     Outstanding During Year                                        59,779,508    60,228,590     60,991,284      62,435,450
   Number of Shareholders of Record at Year-End                          5,399         5,319          5,479           5,556
---------------------------------------------------------------------------------------------------------------------------
OTHER OPERATIONAL DATA

   Capital Expenditures-- Net (Thousands of Dollars)              $     85,491     $  44,684      $  53,879       $  35,005
   Members (Employees) at Year-End                                       9,390(b)      6,502(b)       5,933           6,131
---------------------------------------------------------------------------------------------------------------------------


                                                                          1993          1992           1991            1990
 --------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
   Income before Cumulative Effect of Accounting Changes          $        .69     $     .59      $     .51     $       .65
   Cumulative Effect of Accounting Changes                                 .01             -              -               -
   Net Income                                                              .70           .59            .51             .65
   Cash Dividends                                                          .20           .19            .18             .15
   Book Value                                                             2.83          2.52           2.32            2.03
   Net Working Capital                                                    1.23          1.23           1.07             .82
---------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (THOUSANDS OF DOLLARS)

   Net Sales                                                          $780,326      $706,550       $607,710        $663,896
   Cost of Products Sold                                               537,828       479,179        411,168         458,522
   Gross Profit                                                        242,498       227,371        196,542         205,374
   Interest Expense                                                      3,120         3,441          3,533           3,611
   Income before Income Taxes                                           70,854        61,893         52,653          69,085
   Income before Income Taxes
     as a % of Net Sales                                                  9.08%         8.76%          8.66%          10.41%
   Federal and State Income Taxes                                    $  26,216     $  23,210      $  19,745       $  25,907
   Effective Tax Rate                                                    37.00%        37.50%         37.50%          37.50%
   Income before Cumulative Effect
     of Accounting Changes                                           $  44,638     $  38,683      $  32,908       $  43,178
   Net Income                                                           45,127        38,683         32,908          43,178
   Net Income as a % of Net Sales                                         5.78%         5.47%          5.42%           6.50%
   Cash Dividends and Share
     Purchase Rights Redeemed                                        $  12,587     $  12,114      $  11,656      $    9,931
   Addition to (Reduction of) Retained Earnings                         17,338        26,569         18,182         (11,952)
   Net Income Applicable to Common Stock                                45,127        38,683         32,908          43,178
   % Return on Average Shareholders' Equity                              26.35%        24.75%         23.41%          33.24%
   Depreciation and Amortization                                     $  16,631     $  15,478      $  14,084       $  13,973
---------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF NET INCOME

   % Paid to Shareholders                                                27.89%        31.32%         35.42%          23.00%
   % Reinvested In Business                                              72.11%        68.68%         64.58%          77.00%
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (THOUSANDS OF DOLLARS)

   Current Assets                                                     $188,419      $171,309       $150,901        $146,591
   Current Liabilities                                                 110,759        91,780         82,275          93,465
   Working Capital                                                      77,660        79,529         68,626          53,126
   Net Property, Plant, and Equipment                                  157,770       145,849        125,465         124,603
   Total Assets                                                        352,405       322,746        280,893         276,984
   % Return on Beginning Assets Employed                                 22.14%        22.18%         19.66%          24.00%
   Long-Term Debt and Capital Lease Obligations                      $  45,916     $  50,961      $  32,734       $  37,250
   Shareholders' Equity                                                179,553       163,009        149,575         131,612
   Retained Earnings                                                   161,079       143,741        117,172          98,990
   Current Ratio                                                          1.70          1.87           1.83            1.57
---------------------------------------------------------------------------------------------------------------------------
CURRENT SHARE DATA

   Number of Shares Outstanding at Year-End                         63,351,692    64,737,912     64,417,370      64,769,794
   Weighted-Average Shares
     Outstanding During Year                                        64,181,088    65,517,990     64,742,976      66,220,810
   Number of Shareholders of Record at Year-End                          4,653         4,534          4,466           4,331
---------------------------------------------------------------------------------------------------------------------------
OTHER OPERATIONAL DATA

   Capital Expenditures-- Net (Thousands of Dollars)                 $  27,541     $  26,626      $  13,907       $  20,709
   Members (Employees) at Year-End                                       6,257         5,926          5,599           6,073
---------------------------------------------------------------------------------------------------------------------------

(a) Data has been restated to include shipping and handling costs billed to customers as revenue per EITF Issue No. 00-10. Restatement of prior years are immaterial.
(b)  Includes acquisitions completed during year.

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

Fiscal                                    2000                     1999                     1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                100.0%                   100.0%                    100.0%
Cost of products sold                     67.5                     68.7                      68.7
-------------------------------------------------------------------------------------------------------------------
Gross profit                              32.5                     31.3                      31.3
Selling and
   administrative expenses                23.8                     22.1                      20.8
Provision for closing facilities
     and reorganization expense              -                      1.1                         -
-------------------------------------------------------------------------------------------------------------------
Operating income                           8.7                      8.1                      10.5
Interest expense (net)                      .6                       .5                        .5
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                 8.1                      7.6                      10.0
Income taxes                               2.9                      2.8                       3.7
Net income                                 5.2%                     4.9%                      6.2%
-------------------------------------------------------------------------------------------------------------------

The Company has two reportable core operating segments: office furniture and hearth products. The "Operating Segment Information" note included in the notes to consolidated financial statements provides more detailed financial data with respect to these two segments.

FISCAL YEAR ENDED DECEMBER 30, 2000, COMPARED TO FISCAL YEAR ENDED JANUARY 1,
2000

NET SALES

Net sales, on a consolidated basis, increased by 14% to $2.0 billion in 2000 from $1.8 billion in 1999. Office furniture net sales increased 9% in 2000 to $1.65 billion from $1.51 billion in 1999. Net sales of hearth products increased 39% to $396.3 million in 2000 from $285.9 million in 1999 due mainly to the Company's acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), which were joined to form Hearth Services Inc., a subsidiary of Hearth Technologies Inc. The office furniture industry reported an increase in shipments of 9% in 2000 compared to 1999. The Company's most recent five-year compounded annual growth rate in net sales is 18%.

GROSS PROFIT

Gross profit dollars increased 18% to $665.9 million in 2000 from $564.3 million in the prior year. Gross margin increased to 32.5% for 2000 from 31.3% in 1999. The improvement reflects the combination of improved price realization and productivity from rapid continuous improvement programs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 23% to $487.8 million in 2000 from $398.2 million in the prior year. Selling and administrative expenses, as a percent of net sales, increased to 23.8% in 2000 from 22.1% in 1999. The largest contributor to this increase was the acquisition of Hearth Services Inc.,which is a retail distributor. Retail distribution is a different business model that has proportionally higher selling and administrative costs than manufacturing. The Company is applying rapid continuous improvement philosophies to reduce these costs.

The Company also continued to experience increased investment in sales and marketing expenses associated with refocusing the Company and developing branding programs in the office furniture segment. The Company was able to reduce freight expense as a percent of net sales despite increased fuel and carrier costs.

Selling and administrative expenses include freight expense to the customer, product development costs, and amortization expenses of intangible assets. The "Selling and Administrative Expenses" note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

OPERATING INCOME

Operating income increased by 7% to $178.0 million in 2000 from $166.1 million (excluding a one-time pre-tax charge for closing facilities and reorganization expense of $19.7 million) in 1999. The increase is due mainly to increased sales and gross margins.

NET INCOME

Net income increased by 6% to $106.2 million in 2000 from $99.9 million, excluding the $12.5 million nonrecurring after-tax charge for the closing of facilities and reorganization expenses in the prior year. This increase is attributable primarily to increased sales and gross margins. Net income was favorably impacted by a decrease in the Company's effective tax rate from 36.5% in 1999 to 36.0% in 2000 resulting from favorable state income tax initiatives.

Net income per common share increased by 8% to $1.77 in 2000 from $1.64 (excluding a nonrecurring after-tax charge of $0.20 per share) in 1999. The Company's net income per share performance for 2000 also benefited from the Company's common stock repurchase program.

FISCAL YEAR ENDED JANUARY 1, 2000, COMPARED TO FISCAL YEAR ENDED JANUARY 2, 1999

NET SALES

Net sales, on a consolidated basis, increased by 6% to $1.8 billion in 1999 from $1.7 billion in 1998. The Company increased sales in both core operating segments due to the continued focus on superior customer service and rapid introduction of new innovative and compelling value products. Office furniture net sales increased 4% in 1999 to $1.51 billion from $1.46 billion in 1998. Net sales of hearth products increased 16% to $285.9 million in 1999 from $246.0 million in 1998. The office furniture industry reported a decline in shipments of 1% in 1999 compared to 1998. The hearth products industry annual growth rate is estimated at 6% to 7%. The Company's most recent five-year compounded annual growth rate in net sales is 16%.

GROSS PROFIT

Gross profit dollars increased 6% to $564.3 million in 1999 from $533.6 million in the prior year. Gross margin held steady at 31.3% for 1999 and 1998. The Company is continuing to focus on improving gross margins. A tight labor market made it more difficult than anticipated to staff facilities, causing an increase in backlog and additional overtime, training, and expenses associated with moving production to alternate plant locations. The Company was able to fill positions in the fourth quarter and implemented plans to ensure workers are in place to meet order demands. Gross profit also included start-up costs associated with the Monterrey, Mexico, production facility.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by 12% to $398.2 million in 1999 from $354.5 million in the prior year. Selling and administrative expenses, as a percentage of net sales, increased to 22.1% in 1999 from 20.8% in 1998. The Company has implemented a number of internal initiatives to better serve customers through providing complete, on-time, and undamaged orders quickly. These initiatives have resulted in increased freight costs. The Company has contracted with distribution experts and is currently implementing a new logistical management system to lower freight costs while still providing excellent service execution to customers.

The Company also launched a strategic initiative during the fourth quarter to strengthen its office furniture market focus. Allsteel Inc, which was purchased in 1997, and The HON Company had been operating as one business unit. During the fourth quarter, the two operations were split into two separate business units. The HON Company serves the open-line, middle-market segment, and Allsteel Inc. serves the project-oriented contract market. The Company incurred additional costs related to this initiative in the near-term, but these investments will be leveraged as the companies increase sales and grow their market shares. Both business units continue to be reported under the Company's office furniture segment reported in the Operating Segment Information note included in the Notes to Consolidated Financial Statements.

Selling and administrative expenses for 1999 were significantly influenced by increased freight expense to the customer, product development costs, and amortization expenses of intangible assets. The Selling and Administrative Expenses note, included in the Notes to the Consolidated Financial Statements, provides further information regarding the comparative expense levels for these major expense items.

OPERATING INCOME

Operating income decreased by 7.3% to $166.1 million (excluding a one-time pre-tax charge for closing facilities and reorganization expense of $19.7 million) in 1999 from $179.2 million in 1998. The decrease is due principally to increased selling and administrative expenses.

NET INCOME

Net income, excluding the $12.5 million nonrecurring after-tax charge for the closing of facilities and reorganization expenses, decreased by 6.1% to $99.9 million in 1999 from $106.3 million in the prior year. This decrease is attributable primarily to increased selling and administrative expenses. Net income was favorably impacted by a decrease in the Company's effective tax rate from 37.5% in 1998 to 36.5% in 1999 resulting from favorable state income tax initiatives.

Net income per common share decreased by 4.7% to $1.64 (excluding a nonrecurring after-tax charge of $0.20 per share) in 1999 from $1.72 for 1998. The Company's net income per share performance for 1999 also benefited from the Company's common stock repurchase program.

FISCAL YEAR ENDED JANUARY 2, 1999, COMPARED TO FISCAL YEAR ENDED JANUARY 3, 1998

NET SALES

Net sales, on a consolidated basis, increased by 25% to $1.71 billion in 1998 from $1.36 billion in the prior year even though fiscal year 1998 was a normal 52-week year compared to 1997 being a 53-week year. The Company increased sales in both core operating segments due to the continued focus on superior customer service, rapid introduction of new innovative and compelling value products, and acquisitions. Office furniture net sales increased 26% in 1998 to $1.5 billion from $1.16 billion in 1997. Net sales of hearth products increased 20% to $246.0 million in 1998 from $204.5 million in 1997. Both core operating segments experienced another year of strong growth during 1998. The office products industry reported an annual growth rate of 7.8%, and hearth products an estimated 10%. The Company's most recent five-year compounded annual growth rate is 17% in net sales.

GROSS PROFIT

Gross profit increased 24% to $533.6 million in 1998 from $429.6 million in the prior year. Gross margin decreased to 31.3% for 1998 compared to 31.5% for 1997. This decrease was due to selling price reductions on select products to increase sales volume, which were only partially offset by productivity gains, and the adverse impact of the Allsteel acquisition not achieving the Company's margin standards as rapidly as projected.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by 25% to $354.5 million from $284.4 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 20.8% in 1998 from 20.9% in 1997. Management places major emphasis on controlling and reducing selling and administrative expenses. The Company expects to leverage these costs as sales grow; however, increased costs to meet competitive conditions offset a portion of the efficiency and leveraging gains. Selling and administrative expenses include freight expense to the customer, product development costs, and amortization expenses of intangible assets. The "Selling and Administrative Expenses" note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2000, cash from operations was $204.9 million, which provided the funds necessary to meet working capital needs, help finance acquisitions, invest in capital improvements, repay long-term debt, repurchase common stock, and pay increased dividends.

CASH MANAGEMENT

Cash, cash equivalents, and short-term investments totaled $3.2 million compared to $22.2 million at the end of 1999 and $17.7 million at the end of 1998. These funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvement, and internal growth.

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

CAPITAL EXPENDITURE INVESTMENTS

Capital expenditures, net of disposals, were $59.8 million in 2000, $71.5 million in 1999, and $149.7 million in 1998. Expenditures during 2000, 1999, and 1998 have been consistently focused on machinery and equipment and facility expansion needed to support new products, process improvements, cost-savings initiatives, and creating additional and more efficient production and warehousing capacity.

ACQUISITIONS

On February 29, 2000, the Company completed the acquisition of its Hearth Services Inc. division, which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry, for a purchase price of approximately $135 million.

In February 1998, the Company completed the acquisition of Aladdin Steel Products, Inc., a manufacturer of decorative gas- and wood-burning stoves, for a purchase price of approximately $10.2 million. This acquisition allowed the Company to strengthen its position in the hearth products market.

LONG-TERM DEBT

Long-term debt, including capital lease obligations, was 18% of total capitalization at December 30, 2000, 20% at January 1, 2000, and 23% at January 2, 1999. The Company does not expect future capital resources to be a constraint on planned growth. Significant additional borrowing capacity is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs.

CASH DIVIDENDS

Cash dividends were $0.44 per common share for 2000, $0.38 for 1999, and $0.32 for 1998. Further, the Board of Directors announced a 9.1% increase in the quarterly dividend from $0.11 to $0.12 per common share effective with the March 1, 2001, dividend payment. The previous quarterly dividend increase was from $0.095 to $0.11, effective with the March 1, 2000, dividend payment. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 25% of prior year earnings.

STOCK SPLIT

On February 11, 1998, the Board of Directors announced a two-for-one stock split in the form of a 100 percent stock dividend that was paid on March 27, 1998, to shareholders of record on March 6, 1998. Shareholders received one share of common stock for each share held on record date.

COMMON SHARE REPURCHASES

During 2000, the Company repurchased 837,552 shares of its common stock at a cost of approximately $18.0 million, or an average price of $21.46. As of December 30, 2000, approximately $13.6 million of the $70.0 million authorized by the Board of Directors for repurchases remained unspent. On February 14, 2001, the Board authorized an additional $100 million for the Company's share repurchase program. During 1999, the Company repurchased 1,408,624 shares at a cost of approximately $30.9 million, or an average price of $21.91. During 1998, the Company repurchased 529,284 shares at a cost of approximately $12.2 million, or an average price of $23.04.

LITIGATION AND UNCERTAINTIES

The Company is involved in various legal actions arising in the course of business. These uncertainties are referenced in the Contingencies note included in the Notes to Consolidated Financial Statements.

LOOKING AHEAD

The Company believes the softness in the economy may have an adverse effect on net sales and operating income in the first half of 2001. However, the Company is cautiously optimistic about the results for the second half of the year based on economic improvement, new product introductions, and improved price realization.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference. For information with respect to executive officers of the Company, see Part I, Table I "Executive Officers of the Registrant."

       The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference.

       The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

       (a) (1)    FINANCIAL STATEMENTS

                  The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 2000 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                                                                                                 Page
                                                                                                 ----
           Report of Independent Public Accountants ........................................       33

           Consolidated Statements of Income for the Years Ended

           December 30, 2000; January 1, 2000; and January 2, 1999 .........................       34

           Consolidated Balance Sheets -- December 30, 2000; January 1, 2000;
           and January 2, 1999 .............................................................       35

           Consolidated Statements of Shareholders' Equity for the Years Ended
           December 30, 2000; January 1, 2000; and January 2, 1999 .........................       36

           Consolidated Statements of Cash Flows for the Years Ended
           December 30, 2000; January 1, 2000; and January 2, 1999 .........................       37

           Notes to Consolidated Financial Statements ......................................       38

           Investor Information ............................................................       54


           (2)    FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

           Schedule II     Valuation and Qualifying Accounts for the Years Ended
                           December 30, 2000; January 1, 2000; and January 2, 1999 .........       56

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

                                    -27-

       (c) EXHIBITS

                    An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 57. The following exhibits are filed herewith:

           Exhibit
           -------
              (3ii)   By-Laws

              (10i)   1995 Stock-Based Compensation Plan

             (10xv)   HON INDUSTRIES Inc. Long-Term Performance Plan

               (21)   Subsidiaries of the Registrant

               (23)   Consent of Independent Public Accountants

              (99B)   Executive Deferred Compensation Plan

       (d) Financial Statement Schedules

                  See Item 14(a)(2).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HON INDUSTRIES Inc.


Date: March 27, 2001                      By:   /s/ Jack D. Michaels
                                                -----------------------------
                                                Jack D. Michaels
                                                Chairman, President and CEO


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

                      Signature                                Title                      Date
                      ---------                                -----                      ----
/s/ Jack D. Michaels                         Chairman, President and CEO,               3/27/01
-------------------------------------------- Principal Executive Officer,
Jack D. Michaels                             and Director

/s/ Jerald K. Dittmer                        Vice President, Finance and                3/27/01
-------------------------------------------- Controller, and Principal
Jerald K. Dittmer                            Accounting Officer

/s/ David C. Stuebe                          Vice President and                         3/27/01
-------------------------------------------- Chief Financial Officer
David C. Stuebe

/s/ Gary M. Christensen                      Director                                   3/27/01
--------------------------------------------
Gary M. Christensen

/s/ Robert W. Cox                            Director                                   3/27/01
--------------------------------------------
Robert W. Cox

/s/ Cheryl A. Francis                        Director                                   3/27/01
--------------------------------------------
Cheryl A. Francis

/s/ W August Hillenbrand                     Director                                   3/27/01
--------------------------------------------
W August Hillenbrand

/s/ Robert L. Katz                           Director                                   3/27/01
--------------------------------------------
Robert L. Katz

/s/ Dennis J. Martin                         Director                                   3/27/01
--------------------------------------------
Dennis J. Martin

/s/ Abbie J. Smith                           Director                                   3/27/01
--------------------------------------------
Abbie J. Smith

/s/ Richard H. Stanley

--------------------------------------------
Richard H. Stanley                           Director                                   3/27/01


/s/ Brian E. Stern                           Director                                   3/27/01
--------------------------------------------
Brian E. Stern

/s/ Lorne R. Waxlax                          Director                                   3/27/01
--------------------------------------------
Lorne R. Waxlax

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
HON INDUSTRIES Inc.

We have audited the accompanying consolidated balance sheets of HON Industries Inc. and subsidiaries as of December 30, 2000, January 1, 2000, and January 2, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of December 30, 2000, January 1, 2000, and January 2, 1999, and the results of its operations and its cash flows for each of the three fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

                                                             Arthur Andersen LLP

Chicago, Illinois
February 5, 2001

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)

FOR THE YEARS                                                            2000              1999                1998
-------------------------------------------------------------------------------------------------------------------

Net sales                                                          $2,046,286         $1,800,931         $1,706,628
Cost of products sold                                               1,380,404          1,236,612          1,172,997
-------------------------------------------------------------------------------------------------------------------

   Gross Profit                                                       665,882            564,319            533,631

Selling and administrative expenses                                   487,848            398,197            354,454
Provision for closing facilities and reorganization expenses                -             19,679                  -
-------------------------------------------------------------------------------------------------------------------

   Operating Income                                                   178,034            146,443            179,177
-------------------------------------------------------------------------------------------------------------------

Interest income                                                         1,945                844              1,590
Interest expense                                                       14,015              9,712             10,658
-------------------------------------------------------------------------------------------------------------------

   Income Before Income Taxes                                         165,964            137,575            170,109

   Income taxes                                                        59,747             50,215             63,796
-------------------------------------------------------------------------------------------------------------------
   Net Income                                                     $   106,217       $     87,360        $   106,313
-------------------------------------------------------------------------------------------------------------------

   Net Income Per Common Share - Basic & Diluted                        $1.77              $1.44              $1.72
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

AS OF YEAR-END                                                     2000             1999              1998
-------------------------------------------------------------------------------------------------------------------

ASSETS

-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS

   Cash and cash equivalents                            $         3,181        $  22,168           $17,500
   Short-term investments                                             -                -               169
   Receivables                                                  211,243          196,730           183,576
   Inventories                                                   84,360           74,937            67,225
   Deferred income taxes                                         19,516           13,471            12,477
   Prepaid expenses and
     other current assets                                        11,841            9,250             9,382
-------------------------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                       330,141          316,556           290,329
Property, Plant, and Equipment                                  454,312          455,591           444,177
Goodwill                                                        216,371          113,116           108,586
Other Assets                                                     21,646           21,460            21,377
-------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                            $1,022,470         $906,723          $864,469
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

   Accounts payable and
     accrued expenses                                      $    240,540         $217,110          $198,520
   Income taxes                                                  12,067                -             1,921
   Note payable and current
     maturities of long-term debt                                10,408            6,106            15,769
   Current maturities of
     other long-term obligations                                  1,853            1,907             1,228
-------------------------------------------------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                                  264,868          225,123           217,438

LONG-TERM DEBT                                                  126,093          119,860           128,069
CAPITAL LEASE OBLIGATIONS                                         2,192            4,313             7,494
OTHER LONG-TERM LIABILITIES                                      18,749           18,015            18,067
DEFERRED INCOME TAXES                                            37,226           38,141            31,379
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock                                                  59,797           60,172            61,290
   Paid-in capital                                               17,339           24,981            48,348
   Retained earnings                                            495,796          416,034           351,786
   Accumulated other
     comprehensive income                                           410               84               598
-------------------------------------------------------------------------------------------------------------------

   TOTAL SHAREHOLDERS' EQUITY                                   573,342          501,271           462,022
-------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,022,470         $906,723          $864,469
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

                                                                                            ACCUMULATED
                                                 ADDITIONAL    RECEIVABLE                        OTHER          TOTAL
                                      COMMON        PAID-IN      FROM CO.       RETAINED COMPREHENSIVE  SHAREHOLDERS'
                                       STOCK        CAPITAL          ESOP       EARNINGS        INCOME        EQUITY
----------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1998             $61,659        $55,906      $(1,099)       $265,203           $(7)      $381,662
Comprehensive Income:
   Net income                                                                    106,313                      106,313
   Other comprehensive income                                                                       605           605
Comprehensive income                                                                                          106,918
Cash dividends                                                                  (19,730)                     (19,730)
Common shares -- treasury:
   Shares purchased                    (529)       (11,672)                                                  (12,201)
   Shares issued under Members
     Stock Purchase Plan and
     stock awards                        160          4,114                                                     4,274
Principal repaid by HON Members
   Company Ownership                                                1,099                                       1,099

----------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1999              61,290         48,348             -        351,786            598       462,022
Comprehensive income:
   Net income                                                                     87,360                       87,360
   Other comprehensive income                                                                     (514)         (514)
Comprehensive income                                                                                           86,846
Cash dividends                                                                  (23,112)                     (23,112)
Common shares -- treasury:
   Shares purchased                  (1,409)       (29,457)                                                  (30,866)
   Shares issued under Members
     Stock Purchase Plan and
     stock awards                        291          6,090                                                     6,381

----------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2000              60,172         24,981             -        416,034             84       501,271
Comprehensive income:
   Net income                                                                    106,217                      106,217
   Other comprehensive income                                                                       326           326
Comprehensive income                                                                                          106,543
Cash dividends                                                                  (26,455)                     (26,455)
Common shares -- treasury:
   Shares purchased                    (838)       (17,135)                                                  (17,973)
   Shares issued under Members
     Stock Purchase Plan and
     stock awards                        463          9,493                                                     9,956

----------------------------------------------------------------------------------------------------------------------

Balance, December 30, 2000           $59,797        $17,339             -       $495,796           $410      $573,342

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
FOR THE YEARS                                                          2000              1999             1998
-------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net income                                                     $ 106,217          $ 87,360         $106,313
   Noncash items included in net income:
     Depreciation and amortization                                   79,046            65,453           52,999
     Other postretirement and
       postemployment benefits                                        1,572             2,329            1,529
     Deferred income taxes                                          (7,213)             6,033           13,816
     Other -- net                                                        90             (121)                8
   Changes in working capital,
     excluding acquisition and disposition:
     Receivables                                                      3,961          (13,154)         (24,238)
     Inventories                                                      6,410           (7,712)          (4,286)
     Prepaid expenses and other current assets                      (1,616)               391            6,517
     Accounts payable and accrued expenses                            5,483            19,838            3,959
     Income taxes                                                    11,808           (2,178)          (7,419)
   Increase in other liabilities                                      (838)           (2,054)          (2,406)
-------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to)
         operating activities                                       204,920           156,185          146,792
-------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Capital expenditures -- net                                     (59,840)          (71,474)        (149,717)
   Capitalized software                                             (2,192)           (3,530)                -
   Acquisition spending, net of cash acquired                     (134,696)           (8,932)         (11,470)
   Principal repaid by HON Members
     Company Ownership Plan                                               -                 -            1,099
   Short-term investments -- net                                          -               169               91
   Other -- net                                                         (3)             (290)               80
-------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to)
         investing activities                                     (196,731)          (84,057)        (159,917)
-------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Purchase of HON INDUSTRIES common stock                         (17,973)          (30,866)         (12,206)
   Proceeds from long-term debt                                     155,181           147,055           73,237
   Payments of note and long-term debt                            (147,458)         (167,052)         (60,079)
   Proceeds from sale of HON INDUSTRIES
     common stock to members                                          9,529             6,515            3,323
   Dividends paid                                                  (26,455)          (23,112)         (19,730)
-------------------------------------------------------------------------------------------------------------------
       Net cash flows from (to)
         financing activities                                      (27,176)          (67,460)         (15,455)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (18,987)             4,668         (28,580)
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       22,168            17,500           46,080
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $3,181           $22,168          $17,500
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                         $13,395            $9,803          $10,867
   Income taxes                                                     $54,634           $46,822          $56,787
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HON INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

HON INDUSTRIES Inc., with its subsidiaries (the Company), is a national manufacturer and marketer of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the "Operating Segment Information" note for further information. Office furniture products are sold through a national system of dealers, wholesalers, warehouse clubs, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. The Company's products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR-END

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 2000 ended on December 30, 2000; 1999 ended on January 1, 2000; and 1998 ended on January 2, 1999.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally consist of cash and commercial paper. These securities have original maturity dates not exceeding three months from date of purchase.

SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and are highly liquid debt and equity securities.

RECEIVABLES

Accounts receivables are presented net of an allowance for doubtful accounts of $11,237,000, $3,568,000, and $2,816,000 for 2000, 1999, and 1998, respectively.

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

GOODWILL AND PATENTS

Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis over 20-40 years. Patents are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 16 years. Patents are reported by the Company as "Other Assets."

The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, the Company believes no material impairment of these intangible assets exists at December 30, 2000.

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Goodwill                                     $233,348          $121,846         $113,812
Patents                                        16,450            16,450           16,450
Less accumulated
   amortization                                23,342            13,585            8,570
                                           ---------------------------------------------
                                             $226,456          $124,711         $121,692
-------------------------------------------------------------------------------------------------------------------

REVENUE RECOGNITION

Revenue is recognized upon shipment of goods to customers.

PRODUCT DEVELOPMENT COSTS

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $18,911,000 in 2000, $17,117,000 in 1999, and $15,707,000 in 1998.

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

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Company implemented the above EITF consensus effective with the fourth quarter 2000 and has restated prior periods to reflect the change. The adoption of this consensus did not have a material impact on the Company's financial statements. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company intends to adopt this Statement in January 2001 as required by the Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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

The primary costs not yet incurred relate to costs associated with the closed buildings. Management believes the remaining reserve for facilities closing and reorganization expenses to be adequate to cover these obligations.

BUSINESS COMBINATIONS

On February 29, 2000, the Company completed the acquisition of its Hearth Services division, which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry. The Company acquired AFC and Allied for approximately $135 million in cash and debt including acquisition costs. The acquisition has been accounted for using the purchase method, and the results of AFC and Allied have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business of $23 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

As a result of the acquisition, the Company is in the process of finalizing its integration plan related to incremental exit costs and consolidation activities for acquired locations and activities. These costs which are not associated with the generation of future revenues and have no future economic benefits will be reflected as assumed liabilities in the allocation of purchase price to the net assets acquired. Management expects these amounts to be finalized in the first quarter of 2001.

The Company acquired Aladdin Steel Products, Inc. on February 20, 1998, for approximately $10.2 million. Aladdin is a manufacturer of wood-, pellet-, and gas-burning stoves and inserts. Aladdin is being operated by Hearth Technologies Inc., the Company's hearth products subsidiary. The transaction was accounted for under the purchase method.

Assuming the acquisition of American Fireplace Company, Allied Group, and Aladdin Steel Products, Inc. had occurred on January 4, 1998, the beginning of the Company's 1998 fiscal year, instead of the actual dates reported above, the Company's pro forma consolidated net sales would have been approximately $2.1 billion, $1.9 billion, and $1.8 billion for 2000, 1999, and 1998, respectively. Pro forma consolidated net income and net income per share for 2000, 1999, and 1998 would not have been materially different than the reported amounts.

INVENTORIES

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Finished products                             $48,990           $29,663          $24,955
Materials and work in process                  46,497            55,737           53,320
LIFO allowance                               (11,127)          (10,463)         (11,050)
                                             -------------------------------------------
                                              $84,360           $74,937          $67,225
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Land and land improvements                    $18,808           $17,114          $12,156
Buildings                                     202,189           181,080          144,559
Machinery and equipment                       514,293           469,268          411,238
Construction and equipment
   installation in progress                    27,547            37,819           85,782
                                             -------------------------------------------
                                              762,837           705,281          653,735
Less allowances for depreciation              308,525           249,690          209,558
                                              ------------------------------------------
                                             $454,312          $455,591         $444,177
-------------------------------------------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Trade accounts payable                        $67,540           $77,907          $75,895
Compensation                                   15,781            10,820           11,450
Profit sharing and
   retirement expense                          25,041            22,705           20,355
Vacation pay                                   14,560            12,093           11,751
Marketing expenses                             65,931            58,832           45,833
Casualty
   self-insurance expense                      12,216             7,428            6,271
Other accrued expenses                         39,471            27,325           26,965
                                            --------------------------------------------
                                             $240,540          $217,110         $198,520
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Industrial development revenue
   bonds, various issues, payable
   through 2018 with interest
   at 3.96-8.125% per annum                   $23,977           $24,608          $25,293
Note payable to bank,
   revolving credit agreement
   with interest at a variable
   rate (6.6875-6.9625% at
   year-end 2000)*                             46,000            85,000           95,000
Convertible debenture
   payable to individuals,
   due in 2003 with interest
   at 5.5% per annum                           53,000             5,074               --
Other notes and amounts                         3,116             5,178            7,776
                                            --------------------------------------------
                                             $126,093          $119,860         $128,069
-------------------------------------------------------------------------------------------------------------------

* THE REVOLVING BANK CREDIT AGREEMENT IS PAYABLE IN THE YEAR 2002 WITH A MAXIMUM BORROWING LIMIT OF $200,000,000.

Aggregate maturities of long-term debt are as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------
2001                                              $8,287
2002                                              46,773
2003                                              53,866
2004                                                 553
2005                                                 558
Thereafter                                        24,343
-------------------------------------------------------------------------------------------------------------------

The convertible debenture payable to individuals at the end of 2000 is payable to the former owners of businesses acquired by the Company in 2000. These individuals continue as employees of a subsidiary of the business following the merger. The convertible debenture is convertible into cash.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Company has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Company's outstanding long-term debt obligations at year-end 2000 approximates the recorded aggregate amount.

Property, plant, and equipment, with net carrying values of approximately $58,940,000 at the end of 2000, are mortgaged.

SELLING AND ADMINISTRATIVE EXPENSES

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Freight expense to customer*                 $137,197          $131,085         $106,453
Amortization of
   intangible assets                           10,679             5,362            4,789
Product development costs                      18,911            17,117           15,707
General selling and
   administrative expense                     321,061           244,633          227,505
                                             -------------------------------------------
                                             $487,848          $398,197         $354,454
-------------------------------------------------------------------------------------------------------------------

* FREIGHT EXPENSE HAS BEEN RESTATED PER EITF ISSUE NO. 00-10.

INCOME TAXES

Significant components of the provision for income taxes are as follows:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                    $62,172           $40,744          $44,525
   State                                        3,931             3,046            5,363
                                              ------------------------------------------
                                               66,103            43,790           49,888
Deferred                                      (6,356)             6,425           13,908
                                              ------------------------------------------
                                              $59,747           $50,215          $63,796
-------------------------------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                 2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Federal statutory tax rate                      35.0%             35.0%            35.0%
State taxes, net of federal
   tax effect                                    1.5               1.7              2.6
Federal tax credits                                 -                 -             (.1)
Other-- net                                      (.5)              (.2)                -
                                             -------------------------------------------
Effective tax rate                              36.0%             36.5%            37.5%
-------------------------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Net long-term deferred tax liabilities:
   Tax over book depreciation               $(37,509)         $(38,133)        $(33,118)
   OPEB obligations                             3,157             3,430            3,305
   Goodwill                                   (4,183)           (2,959)          (1,805)
   Other-- net                                  1,309             (479)            (239)
                                           ---------------------------------------------
   Total net long-term
     deferred tax liabilities                (37,226)          (38,141)         (31,379)
-------------------------------------------------------------------------------------------------------------------
Net current deferred tax assets:
   Workers' compensation,
     general, and product
     liability accruals                         4,183             2,984            2,315
   Vacation accrual                             4,632             3,492            2,531
   Integration accruals                       (3,205)           (3,263)          (2,235)
   Inventory
     obsolescence reserve                       2,404             1,287            1,026
   Other-- net                                 11,502             8,971            8,840
                                               -----------------------------------------
   Total net current
     deferred tax assets                       19,516            13,471           12,477
                                             -------------------------------------------
   Net deferred tax
     (liabilities) assets                   $(17,710)         $(24,671)        $(18,902)
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

                                                 2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Common Stock, $1 Par Value
   Authorized                             200,000,000       200,000,000      200,000,000
   Issued and outstanding                  59,796,891        60,171,753       61,289,618
Preferred Stock, $1 Par Value
   Authorized                               1,000,000         1,000,000        1,000,000
   Issued and outstanding                           -                 -                -
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

The Company purchased 837,552, 1,408,624, and 529,284 shares of its common stock during 2000, 1999, and 1998, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Paid-In Capital with the excess charged to Retained Earnings.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 4, 1998, the beginning of its 1998 fiscal year. The Company has changed the format of its consolidated statements of shareholders' equity to present comprehensive income.

Components of other comprehensive income (loss) consist of the following:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments - net of tax                      $118             $(79)              $42
Change in unrealized gains
   on marketable securities -
   net of tax                                     208             (435)              563
Other comprehensive
   income (loss)                                 $326            $(514)             $605
-------------------------------------------------------------------------------------------------------------------

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors, which was approved by shareholders at the May 1997 annual shareholders' meeting. This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 2000, 1999, and 1998, 6,948, 12,758, and 10,664 shares of
Company common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

(In dollars)                                     2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Common shares                                    $.44              $.38             $.32
-------------------------------------------------------------------------------------------------------------------

Pursuant to the 1994 Members Stock Purchase Plan, 1,000,000 shares of the Company's common stock were registered for issuance to participating members. Members who have one year of employment eligibility and work a minimum of 20 hours per week have rights to purchase stock on a quarterly basis. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 4,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 214,047 shares were available for issuance under the plan at December 30, 2000. The effect of the application of adopting Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," was not material to the Company. Shares of common stock were issued in 2000, 1999, and 1998 pursuant to a members stock purchase plan as follows:

                                                 2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Shares issued                                  90,059           115,354          101,108
Average price per share                        $21.10            $19.16           $23.58
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

STOCK OPTIONS

Under the Company's 1995 Stock-Based Compensation Plan, as amended and restated effective November 10, 2000, the Company may award options to purchase shares of the Company's common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options awarded under the Plan must be at exercise prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Company accounts for executive stock options issued under this Plan using Accounting Principles Board Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. The Company has elected the disclosure requirements of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

If compensation costs had been determined based on the fair value at the grant dates for awards under this Plan, consistent with SFAS No.123, the impact on net earnings and earnings per share would be less than one cent per share. The weighted-average fair value of options granted during 2000, 1999, and 1998 estimated on the date of grant using the Black-Scholes option-pricing model was $9.25, $10.01, and $15.51, respectively. The fair value of 2000, 1999, and 1998 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0.90% to 1.97%, expected volatility of 31.04% to 35.89%, risk-free interest rate of 4.90% to 6.56%, and an expected life of 10 to 12 years depending on grant date.

The status of the Company's stock option plans is summarized below:

                                           Number of              Weighted-Average
                                            Shares                  Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 3, 1998                            156,000                     $24.74
Granted                                        20,000                      32.50
Exercised                                           -                          -
Forfeited                                           -                          -

-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 2, 1999                            176,000                     $25.62
Granted                                       328,750                      23.47
Exercised                                           -                          -
Forfeited                                    (97,000)                      23.86

-------------------------------------------------------------------------------------------------------------------
Outstanding at
   January 1, 2000                            407,750                     $24.30
Granted                                       532,500                      20.13
Exercised                                    (22,000)                      23.80
Forfeited                                           -                          -

-------------------------------------------------------------------------------------------------------------------
Outstanding at
   December 30, 2000                          918,250                     $21.90
Options exercisable at:
   December 30, 2000                                -                          -
   January 1, 2000                                  -                          -
   January 2, 1999                                  -                          -

-------------------------------------------------------------------------------------------------------------------


The following table summarizes information about fixed stock options outstanding at December 30, 2000:

                                                                                                   Options
                           Options Outstanding                                                   Exercisable
                           -------------------                                                   ------------

                                                        Weighted-                                     Number
                                                         Average                Weighted-           Exercisable
         Range of                   Number              Remaining                Average          at December 30,
         Exercise Prices          Outstanding        Contractual Life          Exercise Price          2000
-------------------------------------------------------------------------------------------------------------------
           $24.50-$28.25             112,000             6.5 years                $24.83                 0
            $32.50                    20,000             7.1 years                $32.50                 0
           $23.31-$23.47             253,750             8.1 years                $23.47                 0
           $18.31-$26.69             532,500             9.6 years                $20.13                 0
-------------------------------------------------------------------------------------------------------------------

RETIREMENT BENEFITS

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $24,400,000, $21,297,000, and $20,101,000 in 2000, 1999, and 1998, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries.

The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," as of January 4, 1998, the beginning of its 1998 fiscal year. Net pension costs relating to these plans were $-0-, $-0-, and $-0-for 2000, 1999, and 1998, respectively. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company's union employees. Pension expense for this plan amounted to $308,500, $329,000, and $306,000 in 2000, 1999, and 1998,
respectively.

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

(In thousands, except share data)                2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Company contribution to ESOP                        -                 -             $656
Dividend income of ESOP                             -                 -              533
Shares of common stock
   allocated to ESOP
   participant accounts                             -                 -           96,304
Closing market price of
   common stock
   as of year-end                                   -                 -           $23.94
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

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Reconciliation of
   benefit obligation
Obligation at beginning of year               $20,237           $17,341          $15,409
Service cost                                      182               529              419
Interest cost                                     882             1,137            1,045
Benefit payments                                (981)           (1,013)            (974)
Actuarial (gains) losses                      (5,888)             2,243            1,442
Current year prior service cost               (2,203)                 -                -
Obligation at end of year                     $12,229           $20,237          $17,341
-------------------------------------------------------------------------------------------------------------------
Funded status
Funded status at end of year                  $12,229           $20,237          $17,341
Unrecognized transition
   obligation                                 (7,103)           (9,362)         (10,075)
Unrecognized prior-service cost               (1,813)           (2,338)          (2,484)
Unrecognized gain (loss)                        5,457               862            4,031
Net amount recognized                          $8,770            $9,399           $8,813
-------------------------------------------------------------------------------------------------------------------
Net periodic postretirement
  benefit cost include:
Service cost                                     $182              $529             $419
Interest cost                                     882             1,137            1,045
Amortization of transition
   obligation over 20 years                       581               713              713
Amortization of prior
   service cost                                     -               146              146
Amortization of
   (gains) and losses                           (539)             (629)            (767)
Net periodic postretirement
   benefit cost                                $1,106            $1,896           $1,556
-------------------------------------------------------------------------------------------------------------------

The discount rates at fiscal year-end 2000, 1999, and 1998 were 8.0%, 7.5%, and 6.75%, respectively. The pre-65 2001 gross trend rates begin at 8.0% for the medical and prescription drug coverages and grade down to 5.0% in six years and remain at this level for all future years. The post-64 gross trend rates begin at 7.25% for the medical coverage and decrease until the maximum Company subsidy
(cap) is reached in 2006. For the prescription drug coverage, the 2001 gross trend rates begin at 8.0% and decrease until the cap is reached in 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(In thousands)                                                1% Increase        1% Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest
   cost components of net periodic
   postretirement health care benefit cost                          $54            $(22)
Effect on the health care component
   of the accumulated postretirement
   benefit obligation                                              $519           $(325)
-------------------------------------------------------------------------------------------------------------------

LEASES

The Company leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under noncancelable leases at the end of 2000 are as follows:

                                     Capitalized      Operating
(In thousands)                          Leases          Leases
------------------------------------------------------------------------------------
2001                                    $2,398          $13,318
2002                                     1,078           11,316
2003                                       211            9,509
2004                                       211            7,818
2005                                       211            4,893
Thereafter                               1,224           10,584
                                         ----------------------
Total minimum lease payments             5,333          $57,438
                                                        =======
Less amount representing interest        1,020
                                         -----
Present value of net minimum
   lease payments, including
   current maturities of $2,121,000     $4,313
--------------------------------------------------------------------------------------

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Buildings                                      $3,299            $3,299           $3,299
Machinery and equipment                        15,805            15,805           15,805
                                               -----------------------------------------
                                               19,104            19,104           19,104
Less allowances for
   depreciation                                14,655            11,816            8,978
                                               -----------------------------------------
                                               $4,449            $7,288          $10,126
-------------------------------------------------------------------------------------------------------------------

Rent expense for the years 2000, 1999, and 1998 amounted to approximately $15,428,000, $10,403,000, and $10,150,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the merger. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $941,000, $755,000, and $596,000 for the years 2000, 1999, and 1998, respectively.

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

The Company's two operating segments are somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2000, 51% of the Company's consolidated net sales of office furniture were generated in the third and fourth quarters and 54% of consolidated net sales of hearth products were generated in the third and fourth quarters.

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

No geographic information for revenues from external customers or for long-lived assets is disclosed since as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2000, 1999, and 1998 is as follows:

(In thousands)                                   2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Net sales:
Office furniture                           $1,649,937        $1,514,991       $1,460,668
Hearth products                               396,349           285,940          245,960
                                          ----------------------------------------------
                                           $2,046,286        $1,800,931       $1,706,628
-------------------------------------------------------------------------------------------------------------------
Operating profit:
Office furniture*                            $171,647          $131,607         $165,314
Hearth products                                30,232            34,588           31,478
                                            --------------------------------------------
Total operating profit                        201,879           166,195          196,792
Unallocated
   corporate expenses                        (35,915)          (28,620)         (26,683)
                                             -------------------------------------------
Income before income taxes                   $165,964          $137,575         $170,109
-------------------------------------------------------------------------------------------------------------------
Identifiable assets:
Office furniture                             $638,075          $678,503         $660,626
Hearth products                               327,528           174,386          154,817
General corporate                              56,867            53,834           49,026
                                          ----------------------------------------------
                                           $1,022,470          $906,723         $864,469
-------------------------------------------------------------------------------------------------------------------
Depreciation and
   amortization expense:
Office furniture                              $58,926           $52,483          $42,562
Hearth products                                18,109            11,065            9,120
General corporate                               2,011             1,905            1,317
                                             -------------------------------------------
                                              $79,046           $65,453          $52,999
-------------------------------------------------------------------------------------------------------------------



Capital expenditures -- net:

Office furniture                              $39,361           $48,565         $128,482
Hearth products                                17,643            16,489           18,162
General corporate                               2,836             6,420            3,073
                                              ------------------------------------------
                                              $59,840           $71,474         $149,717
-------------------------------------------------------------------------------------------------------------------

*1999 INCLUDES A ONE-TIME PRE-TAX CHARGE OF $19.7 MILLION FOR THE CLOSING OF FACILITIES AND REORGANIZATION EXPENSES.

One office furniture customer accounted for approximately 14%, 13%, and 12% of consolidated net sales in 2000, 1999, and 1998, respectively.

SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited quarterly financial information for each of the past 12 quarters. In the opinion of the Company's management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.

                                                               First            Second       Third       Fourth
(In thousands, except per share data)                         Quarter          Quarter      Quarter     Quarter
-------------------------------------------------------------------------------------------------------------------

YEAR-END 2000 (a)(b):
   Net sales                                                   $481,523       $509,649      $535,322       $519,792
   Cost of products sold                                        329,416        343,842       354,367        352,779
                                                                ---------------------------------------------------
   Gross profit                                                 152,107        165,807       180,955        167,013
   Selling and administrative expenses                          111,214        125,513       124,197        126,924
                                                                ---------------------------------------------------
   Operating income                                              40,893         40,294        56,758         40,089
   Interest income (expense)-- net                              (2,550)        (3,688)       (3,303)        (2,529)
                                                               ----------------------------------------------------
   Income before income taxes                                    38,343         36,606        53,455         37,560
   Income taxes                                                  13,803         13,188        19,234         13,522
                                                                ---------------------------------------------------
   Net income                                                   $24,540        $23,418       $34,221        $24,038
                                                                 ==================================================
   Net income per common share                                     $.41           $.39          $.57           $.40
   Weighted-average common shares outstanding                    60,186         60,145        60,162         60,069
   AS A PERCENTAGE OF NET SALES
   Net sales                                                      100.0%         100.0%        100.0%         100.0%
   Gross profit                                                    31.6           32.5          33.8           32.1
   Selling and administrative expenses                             23.1           24.6          23.2           24.4
   Operating income                                                 8.5            7.9          10.6            7.7
   Income taxes                                                     2.9            2.6           3.6            2.6
   Net income                                                       5.1            4.6           6.4            4.6

YEAR-END 1999 (a):

   Net sales                                                   $427,660       $422,377      $478,609       $472,285
   Cost of products sold                                        295,222        292,077       327,243        322,070
                                                                ---------------------------------------------------
   Gross profit                                                 132,438        130,300       151,366        150,215
   Selling and administrative expenses                           92,465         92,454       104,105        109,173
   Provision for closing facilities and reorganization
     expenses                                                    19,679              -             -              -
                                                               ----------------------------------------------------
   Operating income                                              20,294         37,846        47,261         41,042
   Interest income (expense)-- net                              (2,045)        (2,399)       (2,160)        (2,264)
                                                                ---------------------------------------------------
   Income before income taxes                                    18,249         35,447        45,101         38,778
   Income taxes                                                   6,661         12,938        16,462         14,154
                                                                ---------------------------------------------------
   Net income                                                   $11,588        $22,509       $28,639        $24,624
                                                                 ==================================================
   Net income per common share                                     $.19           $.37          $.47           $.41
   Weighted-average common shares outstanding                    61,154         61,169        60,921         60,159
   AS A PERCENTAGE OF NET SALES
   Net sales                                                      100.0%         100.0%        100.0%         100.0%
   Gross profit                                                    31.0           30.8          31.6           31.8
   Selling and administrative expenses                             21.6           21.9          21.8           23.1
   Provision for closing facilities and reorganization
     expenses                                                       4.6              -             -              -
   Operating income                                                 4.7            9.0           9.9            8.7
   Income taxes                                                     1.6            3.1           3.5            3.0
   Net income                                                       2.7            5.3           6.0            5.2

YEAR-END 1998 (a)(c):

   Net sales                                                   $420,791       $403,809      $451,320       $430,708
   Cost of products sold                                        291,571        278,107       309,080        294,239
                                                                ---------------------------------------------------
   Gross profit                                                 129,220        125,702       142,240        136,469
   Selling and administrative expenses                           91,091         85,605        90,803         86,955
                                                               ----------------------------------------------------
   Operating income                                              38,129         40,097        51,437         49,514
   Interest income (expense)-- net                              (2,172)        (2,691)       (2,025)        (2,180)
                                                               ----------------------------------------------------
   Income before income taxes                                    35,957         37,406        49,412         47,334
   Income taxes                                                  13,484         14,027        18,530         17,755
                                                                ---------------------------------------------------
   Net income                                                   $22,473        $23,379       $30,882        $29,579
                                                                 ==================================================
   Net income per common share                                     $.36           $.38          $.50           $.48
   Weighted-average common shares outstanding                    61,648         61,663        61,691         61,596
   AS A PERCENTAGE OF NET SALES
   Net sales                                                      100.0%         100.0%        100.0%         100.0%
   Gross profit                                                    30.7           31.1          31.5           31.7
   Selling and administrative expenses                             21.6           21.2          20.1           20.2
   Operating income                                                 9.1            9.9          11.4           11.5
   Income taxes                                                     3.2            3.5           4.1            4.1
   Net income                                                       5.4            5.8           6.8            6.9

(a) DATA HAS BEEN RESTATED TO INCLUDE SHIPPING AND HANDLING COSTS BILLED TO CUSTOMERS AS REVENUE PER EITF ISSUE NO. 00-10.

(b) FIRST QUARTER 2000 INCLUDES PARTIAL QUARTERLY RESULTS OF OPERATION OF AMERICAN FIREPLACE COMPANY AND THE ALLIED GROUP ACQUISITIONS ACQUIRED FEBRUARY 29, 2000.

(c) FIRST QUARTER 1998 INCLUDES PARTIAL QUARTERLY RESULTS OF OPERATION OF ALADDIN STEEL PRODUCTS, INC. ACQUISITION ACQUIRED FEBRUARY 20, 1998.

INVESTOR INFORMATION

COMMON STOCK MARKET PRICES AND DIVIDENDS  (UNAUDITED)
QUARTERLY 2000 - 1999

   2000 by                                        Dividends
   Quarter            High           Low          per Share
-------------------------------------------------------------------------------------------------------------------
     1st            $25 3/4      $15 9/16           $.11
     2nd             27 7/8            23            .11
     3rd             27 7/8       23 3/16            .11
     4th             27 1/8            21            .11
                                                     ---
Total Dividends Paid                                $.44
                                                     ===


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
                                                   =====



COMMON STOCK MARKET PRICE AND PRICE/EARNINGS RATIO (UNAUDITED)
FISCAL YEARS 2000 - 1990

                         Market Price*                                       Price/earnings Ratio
                    -------------------------                              --------------------------
                                                       Earnings
                                                          per
Year                  High              Low              Share*              High              Low
----                  ----              ---              ------              ----              ---
2000                 27 7/8          15 9/16              1.77                16                9
1999                 29 7/8           18 3/4              1.44                21               13
1998                37 3/16               20              1.72                22               12
1997                 32 1/8           15 7/8              1.45                22               11
1996                 21 3/8            9 1/4              1.13                19                8
1995                 15 5/8           11 1/2               .67                23               17
1994                     17               12               .87                20               14
1993                 14 5/8           10 3/4               .70                21               15
1992                 11 3/4            8 1/4               .59                20               14
1991                 10 1/4            6 5/8               .51                20               13
1990                 11 1/2            6 3/4               .65                18               10
                                                                              --               --
Eleven-Year Average                                                           20               12
-------------------------------------------------------------------------------------------------------------------

*ADJUSTED FOR THE EFFECT OF STOCK SPLITS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
HON INDUSTRIES Inc.

         Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The valuation and qualifying accounts as of and for the three fiscal years ended December 30, 2000; January 1, 2000; and January 2, 1999, are presented for the purpose of additional analysis and are not a required part of the consolidated financial statements of HON INDUSTRIES Inc. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP

Chicago, Illinois
February 5, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HON INDUSTRIES INC. AND SUBSIDIARIES

                                DECEMBER 30, 2000

---------------------------------------------------------------- -------------------------------------------- ----------------------
                       COL. A                        COL. B                   COL. C                  COL. D            COL. E
---------------------------------------------------------------- -------------------------------------------- ----------------------
                                                                           ADDITIONS
---------------------------------------------------------------- ---------------------- --------------------- ----------------------
                     DESCRIPTION                 BALANCE AT          (1)              (2)          DEDUCTIONS       BALANCE AT
                                                BEGINNING OF      CHARGED TO       CHARGED TO      (DESCRIBE)      END OF PERIOD
                                                   PERIOD         COSTS AND          OTHER
                                                                   EXPENSES         ACCOUNTS
                                                                                   (DESCRIBE)
---------------------------------------------------------------- ---------------------- --------------------------------- --------
                                                                (In thousands)


Reserves deducted in the consolidated balance sheet from the assets to which they apply:

Year ended December 30, 2000:
     Allowance for doubtful accounts                $3,568              $8,726                       $1,057 (A)      $11,237
                                                    ======              ======                       ======          =======


Year ended January 1, 2000:
     Allowance for doubtful accounts                $2,816              $2,114                       $1,362 (A)       $3,568
                                                    ======              ======                       ======           ======


Year ended January 2, 1999:
     Allowance for doubtful accounts                $3,277              $1,288                       $1,749 (A)       $2,816
                                                    ======              ======                       ======           ======





Note A:  Excess of accounts written off over recoveries

ITEM 14(a)(3) - INDEX OF EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT

          (3i) Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999

         (3ii)           By-Laws of the Registrant, incorporated by reference to
                         Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2000

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

         (10i) 1995 Stock-Based Compensation Plan, as amended effective November 10, 2000, incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2000

        (10ii) 1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 28, 1997, related to the Registrant's Annual Meeting of Shareholders held on May 13, 1997

       (10iii) Form of Registrant's Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

        (10iv) Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995

         (10v) ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995

        (10vi) 1994 Members Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No.
                         33-54163 on Form S-8 filed June 16, 1994

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

        (10xv) HON INDUSTRIES Inc. Long-Term Performance Plan of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000

          (16) Letter of Former Accountant, incorporated by reference to the Registrant's Report on Form 8-K dated May 14, 1996

          (21)           Subsidiaries of the Registrant

          (23)           Consent of Independent Public Accountants

         (99A) Executive Bonus Plan of the Registrant as amended and restated on May 1, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000

         (99B) Executive Deferred Compensation Plan of the Registrant as amended and restated on November 10, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000