Form 10-Q
period 2001-03-31
HON INDUSTRIES INC
filed 2001-05-11
CIK 48287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  ---------------------

Commission File Number 0-2648
                       ------

                               HON INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                IOWA                                      42-0617510
------------------------------------              ------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification Number)

P.O. BOX 1109, 414 EAST THIRD STREET, MUSCATINE, IOWA  52761-0071
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   563/264-7400
                                                    -------------------


Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ---     ---

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS                                 OUTSTANDING AT MARCH 31, 2001
-----------------------------                   -----------------------------
 Common Shares, $1 Par Value                         59,249,927 shares

                      HON INDUSTRIES Inc. and SUBSIDIARIES



                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                         PAGE
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------
Condensed Consolidated Balance Sheets -
March 31, 2001, and December 30, 2000                                    3-4

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2001, and April 1, 2000                       5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2001, and April 1, 2000                       6

Notes to Condensed Consolidated Financial Statements                     7-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10-12
------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13
------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 13
-----------------------------------------

SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      HON INDUSTRIES Inc. and SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,                Dec. 30,
                                                    2001                    2000
                                                (Unaudited)
                                                ------------------------------------
ASSETS                                                     (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                          $   18,575          $    3,181
  Receivables                                           177,592             211,243
  Inventories (Note B)                                   79,515              84,360
  Deferred income taxes                                  19,892              19,516
  Prepaid expenses and other current assets              11,825              11,841
                                                     ----------          ----------

     Total Current Assets                               307,399             330,141

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements                             20,045              18,808
  Buildings                                             205,699             202,189
  Machinery and equipment                               517,897             514,293
  Construction in progress                               29,590              27,547
                                                     ----------          ----------
                                                        773,231             762,837
  Less accumulated depreciation                         324,725             308,525
                                                     ----------          ----------

     Net Property, Plant, and Equipment                 448,506             454,312

GOODWILL                                                221,420             216,371

OTHER ASSETS                                             19,577              21,646
                                                     ----------          ----------

     Total Assets                                    $  996,902          $1,022,470
                                                     ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                      HON INDUSTRIES Inc. and SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,             Dec. 30,
                                                             2001                 2000
                                                         (Unaudited)
                                                        --------------------------------
                                                                 (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $  179,470          $  240,540
  Income taxes                                               17,501              12,067
  Note payable and current maturities
      of long-term debt                                      10,408              10,408
  Current maturities of other long-term
      obligations                                               496               1,853
                                                         ----------          ----------

     Total Current Liabilities                              207,875             264,868

LONG-TERM DEBT                                              161,648             126,093

CAPITAL LEASE OBLIGATIONS                                     1,343               2,192

OTHER LONG-TERM LIABILITIES                                  19,620              18,749

DEFERRED INCOME TAXES                                        35,755              37,226

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding                         -                   -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -                          59,250              59,797
  2001 - 59,249,927 shares;
  2000 - 59,796,891 shares

  Paid-in capital                                             4,278              17,339
  Retained earnings                                         506,920             495,796
  Accumulated other comprehensive income                        213                 410
                                                         ----------          ----------

     Total Shareholders' Equity                             570,661             573,342

     Total Liabilities and Shareholders' Equity          $  996,902          $1,022,470
                                                         ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                    HON INDUSTRIES Inc. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                  March 31,                April 1,
                                                     2001                    2000
                                                -------------------------------------
                                                        (In thousands, except
                                                           per share data)
Net Sales                                            $   461,997          $   481,523
Cost of products sold                                    311,711              329,416
                                                     -----------          -----------
  Gross Profit                                           150,286              152,107
Selling and administrative expenses                      119,050              111,214
                                                     -----------          -----------
  Operating Income                                        31,236               40,893
Interest income                                              222                  289
Interest expense                                           2,922                2,839
                                                     -----------          -----------
  Income Before Income Taxes                              28,536               38,343
Income taxes                                              10,273               13,803
                                                     -----------          -----------
  Net Income                                         $    18,263          $    24,540
                                                     ===========          ===========
Net income per common share                          $      0.31          $      0.41
                                                     ===========          ===========
Average number of common shares outstanding           59,448,220           60,185,851
                                                     ===========          ===========
Cash dividends per common share                      $      0.12          $      0.11
                                                     ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                      HON INDUSTRIES Inc. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                               ------------------
                                                           March 31,        April 1,
                                                             2001             2000
                                                           --------------------------
                                                                 (In thousands)
Net Cash Flows From (To) Operating Activities:
  Net income                                               $  18,263        $  24,540
  Noncash items included in net income:
    Depreciation and amortization                             20,583           18,499
    Other postretirement and postemployment
      benefits                                                   246              519
    Deferred income taxes                                     (1,734)          (1,002)
    Other - net                                                    -              (34)
Net increase (decrease) in noncash operating
      assets and liabilities                                 (18,321)         (13,209)
Increase (decrease) in other liabilities                         626             (492)
                                                           ---------        ---------
  Net cash flows from operating activities                    19,663           28,821
                                                           ---------        ---------

Net Cash Flows From (To) Investing Activities:
  Capital expenditures - net                                 (12,720)         (16,023)
  Capitalized software                                           (12)             (72)
  Acquisition spending                                        (6,332)        (134,473)
  Short-term investments - net                                     -                -
  Long-term investments                                            -                -
  Other - net                                                   (400)            (115)
                                                           ---------        ---------
    Net cash flows (to) investing activities                 (19,464)        (150,683)
                                                           ---------        ---------

Net Cash Flows From (To) Financing Activities:
  Purchase of HON INDUSTRIES common stock                    (19,825)          (6,897)
  Proceeds from long-term debt                                36,000          149,999
  Payments of note and long-term debt                         (1,294)         (20,772)
  Proceeds from sales of HON INDUSTRIES common
    stock to members and stock-based compensation              7,454            7,412
  Dividends paid                                              (7,140)          (6,615)
                                                           ---------        ---------
    Net cash flows from financing activities                  15,195          123,127
                                                           ---------        ---------

Net increase (decrease) in cash and
  cash equivalents                                            15,394            1,265
Cash and cash equivalents at beginning
  of period                                                    3,181           22,168
                                                           ---------        ---------

Cash and cash equivalents at end of period                 $  18,575        $  23,433
                                                           =========        =========


See accompanying notes to condensed consolidated financial statements.

                      HON INDUSTRIES Inc. and SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2001


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                             March 31, 2001       December 30,
($000)                                        (Unaudited)             2000
                                          ---------------------------------------
Finished products                               $ 52,166              $ 48,990
Materials and work in process                     38,195                46,497
LIFO allowance                                   (10,846)              (11,127)
                                          ---------------       ---------------
                                                $ 79,515              $ 84,360
                                          ===============       ===============


Note C.  Business Combinations

The Company completed the acquisitions of two small hearth product distributors during the first quarter of 2001. On January 12, 2001, the Company purchased the assets of M. H. Seifert Construction Inc. for a purchase price of approximately $1.9 million. On February 9, 2001, the Company purchased the stock of Heating Alternatives, Ltd. for approximately $3.4 million. The excess of the consideration paid over the fair value of the businesses, or approximately $4 million, was recorded as goodwill and is being amortized on a straight-line basis over 20 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the fair values of the acquired net assets.

During the quarter, management finalized its integration plan related to the acquisition of its Hearth Services division. Costs related to severance and consolidation of facilities of approximately $2.4 million have been recorded and reflected as an adjustment to goodwill. Of this amount, $0.8 million has been utilized as of March 31, 2001. Management expects these activities to be completed within the year. Final estimates did not have a material effect on the original liabilities established in connection with the purchase.


Note D.  Comprehensive Income

The Company's comprehensive income consists of an unrealized holding gain or loss on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and nominal foreign currency adjustments.


Note E.  Business Segment Information

Management views the Company as being in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth product segment manufactures and markets a broad line of manufactured gas-, pellet- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month period ended March 31, 2001, and April 1, 2000, is as follows:

                                                   Three Months Ended
                                                   ------------------
                                                March 31,        April 1,
                                                  2001             2000
                                              ----------------------------
Net Sales:
   Office furniture                           $   366,509      $   398,288
   Hearth products                                 95,488           83,235
                                              -----------      -----------
                                              $   461,997      $   481,523
                                              ===========      ===========

Operating Profit:
   Office furniture                           $    32,524      $    38,572
   Hearth products                                  3,238            4,770
                                              -----------      -----------
      Total operating profit                       35,762           43,342
   Unallocated corporate expense                   (7,226)          (4,999)
                                              -----------      -----------
      Income before income taxes              $    28,536      $    38,343
                                              ===========      ===========

Identifiable Assets:
   Office furniture                           $   590,319      $   671,284
   Hearth products                                340,380          336,274
   General corporate                               66,203           56,745
                                              -----------      -----------
                                              $   996,902      $ 1,064,303
                                              ===========      ===========

Depreciation & Amortization Expense:
   Office furniture                           $    14,877      $    14,374
   Hearth products                                  5,126            3,599
   General corporate                                  580              526
                                              -----------      -----------
                                              $    20,583      $    18,499
                                              ===========      ===========

Capital Expenditure - Net:
   Office furniture                           $     9,716      $    10,478
   Hearth products                                  2,922            4,554
   General corporate                                   82              991
                                              -----------      -----------
                                              $    12,720      $    16,023
                                              ===========      ===========


Note F.  Subsequent Event

On April 30, 2001, the Company announced that it will consolidate the wood office furniture production from its Williamsport, Pennsylvania, facility into other manufacturing locations. The Williamsport operation will close following an orderly transition of production to other facilities. Plans are in place to complete these moves in the second and third quarters of 2001. The one-time charge to pre-tax earnings is estimated to be approximately $2.5 million. This charge will include fixed asset write-offs, severance and other expenses associated with the closedown of the facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

                                                                     Comparison of
                                          ---------------------------------------------------------------------
Increases (Decreases)                           Three Months Ended                 Three Months Ended
Dollars in Thousands                             March 31, 2001 &                   March 31, 2001 &
                                                   April 1, 2000                    December 30, 2000
                                          ---------------------------------------------------------------------
Net Sales                                        $(19,526)          (4.1) %           $(57,795)      (11.1) %
Cost of products sold                             (17,705)          (5.4)              (41,068)      (11.6)
Selling & administrative
  expenses                                           7,836            7.0               (7,874)       (6.2)
Provision for closing facilities
Interest income                                       (67)         (23.2)                 (507)      (69.5)
Interest expense                                        83            2.9                 (336)      (10.3)
Income taxes                                       (3,530)         (25.6)               (3,249)      (24.0)
Net Income                                         (6,277)         (25.6)               (5,775)      (24.0)


Consolidated net sales for the first quarter ending March 31, 2001, were $462.0 million, a 4.1% decrease from the $481.5 million in the first quarter of 2000 due to lower sales volume caused by the slowdown in the economy. Net income was $18.3 million, compared to $24.5 million for the same period a year ago. Net income per common share for first quarter 2001 was $0.31 per diluted share, a 24.4% decrease from $0.41 per share in first quarter 2000.

For the first quarter of 2001, office furniture comprised 79% of consolidated net sales and hearth products comprised 21%. Net sales for office furniture were down 8.0%. Hearth products sales increased 14.7% for the quarter compared to the same quarter a year ago due to the February 29, 2000, acquisition of American Fireplace Company and the Allied Group. Proforma first quarter 2001 hearth products sales, excluding the acquisition from both years, decreased 5.3% for the quarter. Office furniture contributed 91% of first quarter 2001 consolidated operating profit before unallocated corporate expenses and hearth products contributed 9%.

The consolidated gross profit margin for the first quarter of 2001 was 32.5% compared to 31.6% for the same period in 2000. This increase in margin was due to the acquisition of Hearth Services which generate higher returns at the gross profit level. Excluding the Hearth Services acquisition, the consolidated gross profit margin was 31.4% for both 2001 and 2000. The Company continues to focus on improving gross margins by improving the net selling price of products and reducing production costs.

Selling and administrative expenses for the first quarter of 2001 were 25.8% of net sales compared to 23.1% in the comparable quarter of 2000. The largest contributor to this increase was the acquisition of Hearth Services which is a retail distributor with proportionately higher selling and administrative expenses than manufacturing. Excluding the Hearth Services acquisition, selling and administrative expenses for the first quarter of 2001 were 24.0% of net sales compared to 22.6% the previous year. This increase was due to continued investment in sales and marketing expenses associated with the Company's simplify, focus and branding strategy and lower overall sales volume.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, cash and short-term investments increased to $18.6 million compared to a $3.2 million balance at year-end 2000. Net cash flows from operations contributed to the improvement. Receivables decreased from $211.2 million at year-end 2000 to $177.6 million due to the lower sales volume. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first quarter of 2001 were $12.7 million and primarily represent investment in new, more efficient machinery and equipment. These investments were funded by a combination of cash from operations and a revolving credit agreement.

During the first quarter of 2001, the Company completed the acquisition of two small hearth products distributors for a total purchase price of approximately $5.3 million.

It is normal for long-term debt to increase in the first quarter due to cash requirements for marketing program payments and the annual funding of the Company's profit-sharing retirement plan. In addition to the normal cash requirements, the Company also completed two small acquisitions and funded a captive insurance company during the first quarter of 2001.

On February 14, 2001, the Board approved a 9.1% increase in the common stock quarterly cash dividend from $0.11 per share to $0.12 per share. The dividend was paid on March 1, 2001, to shareholders of record on February 21, 2001. This was the 184th consecutive quarterly dividend paid by the Company.

In the first quarter, the Company repurchased 807,285 shares of its common stock at a cost of approximately $19.8 million or an average price of $24.56 per share. As of March 31, 2001, approximately $93.8 million of the Board's current repurchase authorization remained unspent.

On May 7, 2001, the Board of Directors declared an $0.12 per common share cash dividend to shareholders of record on May 17, 2001, to be paid on June 1, 2001.

SUBSEQUENT EVENTS

On April 30, 2001, the Company announced that it will consolidate the wood office furniture production from its Williamsport, Pennsylvania, facility into other manufacturing locations. The Williamsport operation will close following an orderly transition of production to other facilities. Plans are in place to complete these moves in the second and third quarters of 2001. The one-time charge to pre-tax earnings is estimated to be approximately $2.5 million. This charge will include fixed asset write-offs, severance and other expenses associated with the closedown of the facility.

LOOKING AHEAD

The Company anticipates that the second quarter of 2001 will be challenging in both sales and profits due to the current economic environment. The Company is focused on optimizing 2001 performance, while continuing to follow its long-term value creation strategies.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from reducing its cost structure, to achieve expected financial benefit from its contract sector strategy, to introduce and obtain sales from new products; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 7, 2001, for purposes of electing three Directors to the Board of Directors. As of March 1, 2001, the record date for the meeting, there were 59,426,775 shares of common stock issued and outstanding and entitled to vote at the meeting. The single proposal submitted to shareholders for a vote was the election of three Directors for a term of three years and until their successors are elected and shall qualify. The three persons nominated by the Company's Board of Directors received the following votes and were elected:


                             For           Withheld        Against
Dennis J. Martin          52,616,956        342,133          -0-
                            or 88.5%        or 0.6%        or 0.0%

Jack D. Michaels          52,588,098        370,911          -0-
                            or 88.5%        or 0.6%        or 0.0%

Abbie J. Smith            52,607,752        351,337          -0-
                            or 88.5%        or 0.6%        or 0.0%

Other Directors whose term of office as a Director continued after the meeting are: Gary M. Christensen, Robert W. Cox, Cheryl A. Francis, Robert L. Katz, Richard H. Stanley, Brian E. Stern, and Lorne R. Waxlax.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits. None

         (b)    Reports on Form 8-K.

                The Company filed a periodic report on Form 8-K dated March 14, 2001, to report the transfer of David C. Stuebe from HON INDUSTRIES Inc. to Hearth Technologies Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 11, 2001                    HON INDUSTRIES Inc.


                                 By    /s/  Jerald K. Dittmer
                                       --------------------------
                                       Jerald K. Dittmer
                                       Vice President, Finance
                                       and Controller