Form 10-Q
period 2001-06-30
HON INDUSTRIES INC
filed 2001-08-09
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q


(MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                               OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

          Class                   Outstanding at June 30, 2001
 Common Shares, $1 Par Value            59,160,247 shares

              HON INDUSTRIES Inc. and SUBSIDIARIES


                              INDEX

                 PART I.  FINANCIAL INFORMATION


                                                          Page
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
June 30, 2001, and December 30, 2000                       3-4

Condensed Consolidated Statements of Income -
Three Months Ended June 30, 2001, and July 1, 2000           5

Condensed Consolidated Statements of Income -
Six Months Ended June 30, 2001, and July 1, 2000             6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2001, and July 1, 2000             7

Notes to Condensed Consolidated Financial Statements      7-10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  11-13


                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                  15

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


              HON INDUSTRIES Inc. and SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                       June 30,    December 30,
                                          2001         2000
                                      (Unaudited)
ASSETS                                      (In thousands)

CURRENT ASSETS
  Cash and cash equivalents             $ 35,101   $    3,181
  Receivables                            181,664      211,243
  Inventories (Note B)                    71,088       84,360
  Deferred income taxes                   18,538       19,516
  Prepaid expenses and other current
    assets                                11,063       11,841

      Total Current Assets               317,454      330,141

PROPERTY, PLANT, AND EQUIPMENT, at cost
  Land and land improvements              21,833       18,808
  Buildings                              208,950      202,189
  Machinery and equipment                510,972      514,293
  Construction in progress                24,506       27,547
                                         766,261      762,837
  Less accumulated depreciation          340,396      308,525

     Net Property, Plant, and Equipment  425,865      454,312

GOODWILL                                 219,048      216,371

OTHER ASSETS                              21,904       21,646

     Total Assets                       $984,271   $1,022,470


See accompanying notes to condensed consolidated financial statements.

                HON INDUSTRIES Inc. and SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,    December 30,
                                              2001          2000
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY               (In thousands)

CURRENT LIABILITIES
  Accounts payable and accrued expenses $200,490 $ 240,418 Accrued facilities closing and
    reorganization expense                      7,498         122
  Income taxes                                  8,396      12,067
  Note payable and current maturities
      of long-term debt                        61,211      10,408
  Current maturities of other long-term
      obligations                                 615       1,853

     Total Current Liabilities                278,210     264,868

LONG-TERM DEBT                                 79,621     126,093

CAPITAL LEASE OBLIGATIONS                       2,124       2,192

OTHER LONG-TERM LIABILITIES                    20,103      18,749

DEFERRED INCOME TAXES                          38,750      37,226

SHAREHOLDERS' EQUITY
  Capital Stock:
  Preferred, $1 par value; authorized
  2,000,000 shares; no shares outstanding           -           -

  Common, $1 par value; authorized
  200,000,000 shares; outstanding -            59,160      59,797
  2001 - 59,160,247 shares;
  2000 - 59,796,891 shares

  Paid-in capital                               2,013      17,339
  Retained earnings                           504,030     495,796
  Accumulated other comprehensive income          260         410

     Total Shareholders' Equity               565,463     573,342

     Total Liabilities and
       Shareholders' Equity                  $984,271  $1,022,470


See accompanying notes to condensed consolidated financial statements.

             HON INDUSTRIES Inc. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                               Three Months Ended
                                               June 30,    July 1,
                                                 2001       2000
                                              (In thousands, except
                                                 per share data)

Net Sales                                     $444,196    $509,649

Cost of products sold                          292,789     343,842

  Gross Profit                                 151,407     165,807

Selling and administrative expenses            118,983     125,513

Restructuring and impairment charges            24,000           -

  Operating Income                               8,424      40,294

Interest income                                    486         434

Interest expense                                 2,318       4,122

  Income Before Income Taxes                     6,592      36,606

Income taxes                                     2,373      13,188

  Net Income                                  $  4,219   $  23,418

Net income per common share                      $0.07       $0.39

Average number of common shares
  outstanding                               59,204,849  60,144,502

Cash dividends per common share                  $0.12       $0.11


See accompanying notes to condensed consolidated financial statements.

             HON INDUSTRIES Inc. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                                Six Months Ended
                                              June 30,     July 1,
                                                2001       2000
                                             (In thousands, except
                                                per share data)

Net Sales                                     $906,193    $991,172

Cost of products sold                          604,500     673,258

  Gross Profit                                 301,693     317,914

Selling and administrative expenses            238,033     236,727

Restructuring and impairment charges            24,000           -

  Operating Income                              39,660      81,187

Interest income                                    708         723

Interest expense                                 5,240       6,961

  Income Before Income Taxes                    35,128      74,949

Income taxes                                    12,646      26,991

  Net Income                                  $ 22,482    $ 47,958

Net income per common share                      $0.38       $0.80

Average number of common shares
  outstanding                               59,326,535  60,165,177

Cash dividends per common share                  $0.24       $0.22


See accompanying notes to condensed consolidated financial statements.

               HON INDUSTRIES Inc. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                   Six Months Ended
                                                 June 30,     July 1,
                                                   2001        2000
                                                    (In thousands)
Net Cash Flows From (To) Operating
Activities:
  Net income                                   $   22,482    $  47,958
  Noncash items included in net income:
    Depreciation and amortization                  41,199       38,832
    Other postretirement and postemployment
      benefits                                        742          914
    Deferred income taxes                           2,626          300
    Asset impairment                               16,200            -
    Other - net                                        64           (3)
Net increase (decrease) in noncash operating
      assets and liabilities                        3,758      (20,739)
Increase (decrease) in other liabilities              613         (915)
  Net cash flows from operating activities         87,684       66,347

Net Cash Flows From (To) Investing
Activities:
  Capital expenditures - net                      (23,921)     (29,651)
  Capitalized software                                (89)        (230)
  Acquisition spending                             (6,332)    (134,648)
  Other - net                                        (711)           -
    Net cash flows (to) investing activities      (31,053)    (164,529)

Net Cash Flows From (To) Financing
Activities:
  Purchase of HON INDUSTRIES common stock         (22,730)      (7,239)
  Proceeds from long-term debt                     36,000      150,059
  Payments of note and long-term debt             (31,736)     (42,487)
  Proceeds from sales of HON INDUSTRIES
      common stock to members and stock-based
      compensation                                  8,004        8,009
  Dividends paid                                  (14,249)     (13,233)
    Net cash flows from financing activities      (24,711)      95,109

Net increase (decrease) in cash and
  cash equivalents                                 31,920       (3,073)
Cash and cash equivalents at beginning
  of period                                         3,181       22,168

Cash and cash equivalents at end of period     $   35,101    $  19,095

See accompanying notes to condensed consolidated financial statements.

              HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          June 30, 2001


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


Note B.  Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

                                  June 30,        December 30,
                                    2001              2000
($000)                           (Unaudited)

Finished products                $ 49,985            $ 48,990
Materials and work in process      32,011              46,497
LIFO allowance                    (10,908)            (11,127)
                                 $ 71,088            $ 84,360


Note C.  Restructuring and Impairment Charge

During the quarter ended June 30, 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involves consolidating physical facilities, discontinuing low volume product lines, and reductions of workforce. Costs related to the closedown of three office furniture facilities, including Williamsport, Pennsylvania and Tupelo, Mississippi, are included in this charge. The charge includes $16.2 million for write-offs of machinery and equipment, $3.1 million for severance arising from the elimination of approximately 600 positions, $0.8 million for other employee related costs, $2.2 million for idle facility costs, and $1.7 million for certain other expenses associated with the closing of facilities. During the quarter ended June 30, 2001, $0.4 million of pretax exit costs were paid and charged against the liability.

Note D.  Business Combinations

The Company completed the acquisitions of two small hearth product distributors during the first quarter of 2001. On January 12, 2001, the Company purchased the assets of M. H. Seifert Construction Inc. for a purchase price of approximately $1.9 million. On February 9, 2001, the Company purchased the stock of Heating Alternatives, Ltd. for approximately $3.4 million. The excess of the consideration paid over the fair value of the businesses or approximately $4 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

During the first quarter of 2001, management finalized its integration plan related to the acquisition of its Hearth
Services division. Costs related to severance and consolidation of facilities of approximately $2.4 million have been recorded and reflected as an adjustment to goodwill. Of this amount, $1.1 million has been utilized as of June 30, 2001. Management expects these activities to be completed within the year.


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

Reportable segment data reconciled to the consolidated financial statements for the three-month and six-month period ended June
30, 2001, and July 1, 2000, is as follows:


                                           Three Months Ended          Six Months Ended
                                          June 30,      July 1,     June 30,       July 1,
                                            2001        2000          2001          2000
                                                           (In thousands)

Net Sales:
   Office furniture                    $  338,578    $  408,681   $  705,087    $  806,969
   Hearth products                        105,618       100,968      201,106       184,203
                                       $  444,196    $  509,649   $  906,193    $  991,172

Operating Profit:
   Office furniture
     Normal operations                 $   32,366    $   40,840   $   64,890    $   79,412
     Restructuring and impairment
         charges                          (22,500)            -      (22,500)            -
       Office Furniture - net               9,866        40,840       42,390        79,412
   Hearth products
     Normal operations                      9,519         5,473       12,757        10,243
     Restructuring and impairment
         charges                           (1,500)                    (1,500)
       Hearth products - net                8,019         5,473       11,257        10,243
      Total operating profit               17,885        46,313       53,647        89,655
   Unallocated corporate expense          (11,293)       (9,707)     (18,519)      (14,706)
      Income before income taxes       $    6,592    $   36,606   $   35,128    $   74,949


Identifiable Assets:
   Office furniture                                               $  575,470    $  660,339
   Hearth products                                                   339,483       336,887
   General corporate                                                  69,318        67,034
                                                                  $  984,271    $1,064,260

Depreciation & Amortization Expense:
   Office furniture                    $   14,877    $   14,880   $   29,754    $   29,254
   Hearth products                          5,160         4,962       10,286         8,561
   General corporate                          579           491        1,159         1,017
                                       $   20,616    $   20,333   $   41,199    $   38,832

Capital Expenditure, Net:
   Office furniture                    $    9,260    $    6,768   $   18,976    $   17,246
   Hearth products                          1,600         5,704        4,522        10,258
   General corporate                          341         1,156          423         2,147
                                       $   11,201    $   13,628   $   23,921    $   29,651


Note G.  New Accounting Standards

The Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" on June 30, 2001. The Company will be required to adopt both statements on December 30, 2001, the beginning of its 2002 fiscal year.

SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed for impairment by applying a fair-value-based test. The Company does not anticipate recognizing any impairment of goodwill upon adoption. The Company will stop recording, on an annual basis, approximately $9 million of goodwill amortization upon adoption.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:


                                                       Comparison of
Increases (Decreases)          Three Months Ended    Six Months Ended    Three Months Ended
Dollars in Thousands             June 30, 2001 &      June 30, 2001 &      June 30, 2001 &
                                  July 1, 2000         July 1, 2000         March 31, 2001

Net Sales                       $(65,453) (12.8)%    $(84,979)  (8.6)%    $(17,801)  (3.9)%
Cost of products sold            (51,053) (14.8)      (68,758) (10.2)      (18,922)  (6.1)
Selling & administrative
  expenses                       (6,530)   (5.2)        1,306    0.6           (67)  (0.1)
Restructuring and
  impairment charges             24,000                24,000               24,000
Interest income                      52    12.0           (15)  (2.1)          264  118.9
Interest expense                 (1,804)  (43.8)       (1,721) (24.7)         (604) (20.7)
Income taxes                    (10,815)  (82.0)      (14,345) (53.1)       (7,900) (76.9)
Net Income                      (19,199)  (82.0)      (25,476) (53.1)      (14,044) (76.9)


Consolidated net sales for the second quarter ending June 30, 2001, were $444.2 million, a 12.8% decrease from the $509.6 million in the second quarter of 2000. The Company recorded a restructuring and impairment charge in the second quarter. Accounting for the one-time charge of $24.0 million against pretax earnings, net income for the quarter was $4.2 million or $0.07 per share. Net income, before the charge, was $19.6 million, a decrease of 16.4% from $23.4 million for the same period a year ago. Prior to the one-time charge, net income per share was $0.33 per diluted share compared to $0.39 per share in second quarter 2000.

For the first six months of 2001, consolidated net sales decreased 8.6% to $906.2 million from $991.2 million last year. Net income was $37.8 million or $0.64 per share, excluding the after-tax restructuring charge of $15.4 million or $0.26 per share. Earnings per share before the one-time charge were down 20.0% from $0.80 for the same period a year ago. Net income after the restructuring reserve was $22.5 million or $0.38 per share.

For the second quarter of 2001, office furniture comprised 76% of consolidated net sales and hearth products comprised 24%. Net sales for office furniture were down 17.2%. Hearth products sales increased 4.6% for the quarter compared to the same quarter a year ago. Office furniture contributed 77% of second quarter 2001 consolidated operating profit before unallocated corporate expenses and the one-time charge and hearth products contributed 23%.

The consolidated gross profit margin for the second quarter of 2001 increased to a new second quarter record of 34.1% compared to 32.5% for the same period in 2000. This increase in margin was due to improved price realization, cost containment, and business simplification.

Selling and administrative expenses for the second quarter of 2001, excluding the one-time charge, were 26.8% of net sales compared to 24.6% in the comparable quarter of 2000. This increase was due to lower overall sales volume. Actual selling and administrative dollars for the quarter, prior to the one-time charge, decreased 5.2% or $6.5 million from the same quarter a year ago.

During the quarter ended June 30, 2001, the Company recorded a pretax restructuring charge of $24.0 million or $0.26 per diluted share. The plan involves consolidating physical facilities, discontinuing low volume product lines and reductions of workforce. Costs related to the closedown of three office furniture facilities, including Williamsport, Pennsylvania and Tupelo, Mississippi, are included in this charge. The charge includes $16.2 million of asset impairments per Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The remaining $7.8 million of the charge is classified as restructuring expenses in accordance with EITF 94-3 of the Financial Accounting Standards Board and Staff Accounting Bulletin (SAB 100) of the Securities and Exchange Commission. The charge includes $3.1 million for severance arising from the elimination of approximately 600 positions, $0.8 million for other employee related costs, $2.2 million for idle facility costs, and $1.7 for certain other expenses associated with the closing of facilities. During the quarter ended June 30, 2001, $0.4 million of pretax exit costs were paid and charged against the liability. The restructuring is expected to save approximately $12 million annually.

Liquidity and Capital Resources

As of June 30, 2001, cash and short-term investments increased to $35.1 million compared to a $3.2 million balance at year-end
2000. Net cash flows from operations contributed to the improvement.

Net capital expenditures for the first six months of 2001 were $23.9 million and primarily represent investment in new, more efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

During the first quarter of 2001, the Company completed the acquisition of two small hearth products distributors for a total purchase price of approximately $5.3 million.

The Board of Directors declared a regular quarterly cash dividend of $0.12 per share on its common stock on May 7, 2001, to shareholders of record at the close of business on May 17, 2001.
It was paid on June 1, 2001, and represented the 185th consecutive quarterly dividend paid by the Company.

For the first six months ended June 30, 2001, the Company repurchased 922,837 shares of its common stock at a cost of approximately $22.7 million or an average price of $24.63 per share. As of June 30, 2001, approximately $90.9 million of the Board's current repurchase authorization remained unspent.

On August 6, 2001, the Board of Directors declared a $0.12 per common share cash dividend to shareholders of record on August
16, 2001, to be paid on August 31, 2001.

Looking Ahead

The Company anticipates that the remainder of 2001 will be challenging in both sales and profits due to the current economic environment. The Company is focused on optimizing their 2001 performance, while continuing to follow their long-term value creation strategies.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from reducing its cost structure, to introduce and obtain sales from new products; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

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


Dated: August 9, 2001              HON INDUSTRIES Inc.


                                   By   /s/  Jerald K. Dittmer
                                        Jerald K. Dittmer
                                        Vice President, Finance
                                        and Controller