Form 10-Q
period 2001-09-29
HON INDUSTRIES INC
filed 2001-11-08
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-2648

HON INDUSTRIES Inc.
(Exact name of Registrant as specified in its charter)

Iowa	42-0617510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

P. O. Box 1109, 414 East Third Street, Muscatine, Iowa 52761-0071
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 563/264-7400

Indicated by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ____X_____ NO __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at September 29, 2001
Common Shares, $1 Par Value	58,636,933

HON INDUSTRIES Inc. and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
September 29, 2001, and December 30, 2000	3-4

Condensed Consolidated Statements of Income
Three Months Ended September 29, 2001, and September 30, 2000	5

Condensed Consolidated Statements of Income
Nine Months Ended September 29, 2001, and September 30, 2000	6

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 29, 2001, and September 30, 2000	7

Notes to Condensed Consolidated Financial Statements	8-10

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	11-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2001	2000
	(Unaudited)
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$ 40,918	$ 3,181
Receivables	198,262	211,243
Inventories (Note B)	71,185	84,360
Deferred income taxes	18,481	19,516
Prepaid expenses and other current assets	11,893	11,841

Total Current Assets	340,739	330,141

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,790	18,808
Buildings	212,658	202,189
Machinery and equipment	497,703	514,293
Construction in progress	20,484	27,547
	752,635	762,837
Less accumulated depreciation	335,978	308,525

Net Property, Plant, and Equipment	416,657	454,312

GOODWILL	216,666	216,371

OTHER ASSETS	22,357	21,646

Total Assets	$ 996,419	$ 1,022,470

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2001	2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 216,288	$ 240,418
Accrued facilities closing and reorganization expense	4,751	122
Income taxes	21,283	12,067
Note payable and current maturities
of long-term debt	39,211	10,408
Current maturities of other long-term
obligations	745	1,853

Total Current Liabilities	282,278	264,868

LONG-TERM DEBT	79,611	126,093

CAPITAL LEASE OBLIGATIONS	1,699	2,192

OTHER LONG-TERM LIABILITIES	17,099	18,749

DEFERRED INCOME TAXES	40,430	37,226

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value; authorized
2,000,000 shares; no shares outstanding	-	-

Common, $1 par value; authorized
200,000,000 shares; outstanding -	58,637	59,797
2001 - 58,636,933 shares;
2000 - 59,796,891 shares

Paid-in capital	-	17,339
Retained earnings	516,336	495,796
Accumulated other comprehensive income	329	410

Total Shareholders' Equity	575,302	573,342

Total Liabilities and Shareholders' Equity	$ 996,419	$ 1,022,470

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 29,	September 30,
	2001	2000
	(In thousands, except
	per share data)

Net Sales	$ 459,352	$ 535,322
Cost of products sold	298,427	354,367
Gross Profit	160,925	180,955
Selling and administrative expenses	114,759	124,197
Operating Income	46,166	56,758
Interest income	509	493
Interest expense	1,884	3,796
Income Before Income Taxes	44,791	53,455
Income taxes	16,125	19,234
Net Income	$ 28,666	$ 34,221
Net income per common share	$0.48	$0.57
Average number of common shares outstanding	59,047,587	60,162,183
Cash dividends per common share	$0.12	$0.11

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2001	2000
	(In thousands, except
	per share data)

Net Sales	$ 1,365,545	$ 1,526,494
Cost of products sold	902,927	1,027,625
Gross Profit	462,618	498,869
Selling and administrative expenses	352,792	360,924
Restructuring and impairment charges	24,000	-
Operating Income	85,826	137,945
Interest income	1,217	1,216
Interest expense	7,124	10,757
Income Before Income Taxes	79,919	128,404
Income taxes	28,771	46,225
Net Income	$ 51,148	$ 82,179
Net income per common share	$0.86	$1.37
Average number of common shares outstanding	59,233,573	60,164,179
Cash dividends per common share	$0.36	$0.33

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 29,	September 30,
	2001	2000
	(In thousands)

Net Cash Flows From (To) Operating Activities:
Net income	$ 51,148	$ 82,179
Noncash items included in net income:
Depreciation and amortization	61,777	58,953
Other postretirement and postemployment
benefits	1,249	1,109
Deferred income taxes	4,322	1,091
Asset impairment	16,200	-
Other - net	64	28
Net increase (decrease) in noncash operating
assets and liabilities	12,483	(25,866)
Increase (decrease) in other liabilities	(2,898)	(1,266)
Net cash flows from operating activities	144,345	116,228

Net Cash Flows From (To) Investing Activities:
Capital expenditures - net	(32,170)	(46,871)
Capitalized software	(109)	(261)
Acquisition spending	(8,632)	(134,688)
Long-term investments	-	(3)
Other - net	344	-
Net cash flows (to) investing activities	(40,567)	(181,823)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(35,059)	(7,807)
Proceeds from long-term debt	36,218	155,059
Payments of note and long-term debt	(54,389)	(74,491)
Proceeds from sales of HON INDUSTRIES common
stock to members and stock-based compensation	8,525	9,068
Dividends paid	(21,336)	(19,851)
Net cash flows from financing activities	(66,041)	61,978

Net increase (decrease) in cash and
cash equivalents	37,737	(3,617)
Cash and cash equivalents at beginning
of period	3,181	22,168

Cash and cash equivalents at end of period	$ 40,918	$ 18,551

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2001

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 29, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

Note B. Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

	September 29, 2001	December 30,
($000)	(Unaudited)	2000

Finished products	$ 51,781	$ 48,990
Materials and work in process	30,306	46,497
LIFO allowance	(10,902)	(11,127)
	$ 71,185	$ 84,360

Note C. Restructuring and Impairment Charge

During the quarter ended June 30, 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involves consolidating physical facilities, discontinuing low volume product lines, and reductions of workforce. Included in this charge is the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California. The charge includes $16.2 million of asset impairments per Financial Accounting Standards Board Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The remaining $7.8 million of the charge is classified as restructuring expenses in accordance with EITF 94-3 of the Financial Accounting Standards Board and Staff Accounting Bulleting (SAB 100) of the Securities and Exchange Commission. Included in the $7.8 million is $3.1 million for severance arising from the elimination of approximately 600 positions, $.8 million for other employee related costs, and $3.9 million for certain other expenses associated with the closing of facilities.

During the nine month period ended September 29, 2001, $3.2 million of pretax exit costs were paid and charged against the liability. It included $1.8 million for severance for 324 positions, $.2 million for other employee related costs and $1.2 million for certain other expenses associated with the closing of facilities.

Note D. Business Combinations

The Company completed the acquisitions of three small hearth product distributors during the nine-month period ending September 29, 2001, for a total purchase price of approximately $7.6 million.

During the first quarter of 2001, management finalized its integration plan related to the acquisition of its Hearth Services division. Costs related to severance and consolidation of facilities of approximately $2.4 million have been recorded and reflected as an adjustment to goodwill. Of this amount, $1.3 million has been utilized as of September 29, 2001. Management expects these activities to be completed within the year. Final estimates did not have a material effect on the original liabilities established in connection with the purchase.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month and nine-month period ended September 29, 2001, and September 30, 2000, is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
	(In thousands)
Net Sales:
Office furniture	$ 353,138	$ 434,006	$ 1,058,225	$ 1,240,975
Hearth products	106,214	101,316	307,320	285,519
	$ 459,352	$ 535,322	$ 1,365,545	$ 1,526,494
Operating Profit:
Office furniture
Normal operations	$ 41,223	$ 54,458	$ 106,113	$ 133,870
Restructuring and impairment charges	-	-	(22,500)	-
Office Furniture - net	41,223	54,458	83,613	133,870
Hearth products
Normal operations	12,277	9,128	25,034	19,371
Restructuring and impairment charges	-	-	(1,500)	-
Hearth products - net	12,277	9,128	23,534	19,371
Total operating profit	53,500	63,586	107,147	153,241
Unallocated corporate expense	(8,709)	(10,131)	(27,228)	(24,837)
Income before income taxes	$ 44,791	$ 53,455	$ 79,919	$ 128,404

Identifiable Assets:
Office furniture			$ 574,858	$ 661,477
Hearth products			340,921	341,008
General corporate			80,640	72,380
			$ 996,419	$ 1,074,865
Depreciation & Amortization Expense:
Office furniture	$ 14,957	$ 14,960	$ 44,711	$ 44,214
Hearth products	5,028	4,665	15,314	13,226
General corporate	593	496	1,752	1,513
	$ 20,578	$ 20,121	$ 61,777	$ 58,953
Capital Expenditure, Net:
Office furniture	$ 6,477	$ 11,565	$ 25,453	$ 28,811
Hearth products	1,161	4,236	5,683	14,494
General corporate	611	1,419	1,034	3,566
	$ 8,249	$ 17,220	$ 32,170	$ 46,871

Note G.  New Accounting Standards

The Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations,"  and No. 142, "Goodwill and Other Intangible Assets," on June 30, 2001.  The Company will be required to adopt both statements on December 30, 2001, the beginning of its 2002 fiscal year.

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

The Financial Accounting Standards Board finalized SFAS No. 143, "Accounting for Asset Retirement Obligations," on August 15, 2001, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on October 3, 2001.  The Company will be required to adopt Statement No. 143 on December 29, 2002, the beginning of its 2003 fiscal year and Statement No. 144 on December 30, 2001, the beginning of its 2002 fiscal year.  The adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

	Comparison of
Increases (Decreases)	Three Months Ended		Nine Months Ended		Three Months Ended
Dollars in Thousands	September 29, 2001 &		September 29, 2001 &		September 29, 2001 &
	September 30, 2000		September 30, 2000		June 30, 2001

Net Sales	$ (75,970)	(14.2)%	$(160,949)	(10.5)%	$ 15,156	3.4%
Cost of products sold	(55,940)	(15.8)	(124,698)	(12.1)	5,638	1.9
Selling & administrative
expenses	(9,438)	(7.6)	(8,132)	(2.3)	(4,224)	(3.6)
Restructuring and impairment charges	-		24,000		(24,000)
Interest income	16	3.2	1	0.1	23	4.7
Interest expense	(1,912)	(50.4)	(3,633)	(33.8)	(434)	(18.7)
Income taxes	(3,109)	(16.2)	(17,454)	(37.8)	13,752	579.5
Net Income	(5,555)	(16.2)	(31,031)	(37.8)	24,447	579.5

Consolidated net sales for the third quarter ending September 29, 2001, were $459.4 million, a 14.2% decrease from the $535.3 million in the third quarter of 2000. Net income was $28.7 million, a decrease of 16.2% from $34.2 million over the same period in 2000. Net income per share for the quarter was $0.48 per diluted share, a decrease of 15.8% from $0.57 per diluted share earned in third quarter 2000.

For the first nine months of 2001, consolidated net sales decreased 10.5% to $1.4 billion from $1.5 billion last year. Net income was $66.5 million or $1.12 per share, excluding an after-tax restructuring charge of $15.4 million or $0.26 per share, taken in second quarter 2001 to better align the Company's permanent cost structure. Earnings per share before the one-time charge were down 18.2% from $1.37 for the same period a year ago. Net income after the restructuring charge was $51.1 million or $0.86 per share.

For the third quarter of 2001, office furniture comprised 77% of consolidated net sales and hearth products comprised 23%. Net sales for office furniture were down 18.6%. Hearth products sales increased 4.8% for the quarter compared to the same quarter a year ago. Office furniture contributed 77% of third quarter 2001 consolidated operating profit before unallocated corporate expenses and hearth products contributed 23%.

The consolidated gross profit margin for the third quarter of 2001 increased to a new quarterly record of 35.0% compared to 33.8% for the same period in 2000. This increase in margin was due to improved cost containment, and business simplification.

Selling and administrative expenses for the third quarter of 2001 were 25.0% of net sales compared to 23.2% in the comparable quarter of 2000. This increase was due to lower overall sales volume. Actual selling and administrative dollars for the quarter decreased 7.6% or $9.4 million.

During the quarter ended June 30, 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involves consolidating physical facilities, discontinuing low volume product lines, and reductions of workforce. Included in this charge is the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California. The charge included $16.2 million related to asset impairments and $7.8 million was provided to cover restructuring expenses. Restructuring spending during the nine-month period included $1.8 million for severance for 324 positions, $.2 million for other employee related costs and $1.2 million for certain other expenses associated with the closing of facilities.

Liquidity and Capital Resources

As of September 29, 2001, cash and short-term investments increased to $40.9 million compared to a $3.2 million balance at year-end 2000. Net cash flows from operations contributed to the improvement. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first nine months of 2001 were $32.2 million and primarily represent investment in new, more efficient machinery and equipment. These investments were funded by a combination of cash reserves, cash from operations and a revolving credit agreement.

During the first quarter of 2001, the Company completed the acquisition of three small hearth products distributors for a total purchase price of approximately $7.6 million.

The Board of Directors declared a regular quarterly cash dividend of $0.12 per share on its common stock on August 6, 2001, to shareholders of record at the close of business on August 16, 2001. It was paid on August 31, 2001, and represented the 186th consecutive quarterly dividend paid by the Company.

For the first nine months ended September 29, 2001, the Company repurchased 1,472,937 shares of its common stock at a cost of approximately $35.1 million or an average price of $23.80 per share. As of September 29, 2001, approximately $78.6 million of the Board's current repurchase authorization remained unspent.

Looking Ahead

The Company anticipates that the remainder of 2001 will be challenging in both sales and profits due to the current economic and political environment. The Company is focused on optimizing their 2001 performance, while continuing to follow their long-term value creation strategies.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from simplifying its business and reducing its cost structure, to introduce and obtain sales from new products; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

    Exhibits. None
    Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2001                                                   HON INDUSTRIES Inc.

                                                                                            By:    /s/ Jerald K. Dittmer

                                                                                                     Jerald K. Dittmer
                                                                                                     Vice President and CFO