Form 10-K
period 2001-12-29
HON INDUSTRIES INC
filed 2002-03-22
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2648

HON INDUSTRIES Inc.

An Iowa Corporation	IRS Employer No. 42-0617510
414 East Third Street
P. O. Box 1109
Muscatine, IA 52761-0071
563/264-7400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, with par value of $1.00 per share.

Preferred Share Purchase Rights to purchase shares of Series A Junior Participating

Preferred Stock, with par value of $1.00 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                            Yes   ☒        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 1, 2002, was: $1,215,982,786 assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2002, was:  58,895,314.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement dated March 22, 2001, for the May 6, 2002, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 58.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

HON INDUSTRIES Inc. (“HON” or the “Company”) is an Iowa corporation incorporated in 1944. The Company is a national manufacturer and marketer of office furniture and hearth products.  Approximately 76% of fiscal year 2001 net sales were in office furniture and 24% in hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, warehouse clubs, retail superstores, end-user customers, and federal and state governments.  Dealer, wholesaler, and retail superstores are the major channels based on sales.  Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs.  These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets.  In fiscal 2001, the Company had net sales of $1.8 billion, of which approximately $1.4 billion was attributable to office furniture products and $0.4 billion was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

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

Hearth Technologies Inc. was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company’s Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of wood-, pellet-, and gas-burning stoves and inserts.  On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied).  AFC and Allied sell, install, and service a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories.

HON International Inc. markets select products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada.

Since its inception, the Company has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”) which focuses on streamlining design, manufacturing, and administrative processes. The Company’s RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality, and workplace safety. In addition, the Company’s RCI efforts enable it to offer short average lead times, from receipt of order to shipment, for most of its products.

The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to each of the largest nationwide chains of office products dealers, or “mega-dealers,” which are Boise Cascade Corporation; Corporate Express Inc., A Buhrmann Company; Office Depot Business Services Group; and Staples Commercial Advantage.  The Company is also a supplier to the Office Depot, Staples, and Office Max superstores.

The Company’s product development efforts are focused on reducing the cost to manufacture existing products, and on developing solutions that are sensitive to quality, aesthetics, style and purposeful design. Approximately 30% of the Company’s 2001 net sales were from products introduced in the past three years.

An important element of the Company’s success has been its ability to attract, develop and retain skilled, experienced and efficient members. Each of the Company’s eligible members owns stock in the Company through a number of stock-based plans, including a member stock purchase plan and a profit-sharing plan. In addition, most production members are eligible for incentive bonuses.

For further financial-related information with respect to acquisitions, dispositions, and Company operations in general, refer to Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, and Operating Segment Information.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Company’s actual results in the future to differ materially from expected results. These risks include, among others, competition within the office furniture and fireplace industries; the relationship between supply and demand for value-priced office products, as well as direct vent gas- and wood-burning fireplaces; the effects of economic conditions; issues associated with the acquisition and integration of acquisitions; operating risks; the ability of the Company to realize cost savings and productivity improvements; the ability of the Company’s distributors to successfully market and sell the Company’s products; and the availability and cost of capital to finance planned growth; as well as the other risks, uncertainties, and factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Industry

According to the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”), U.S. office furniture industry shipments are estimated to be approximately $10,975,000,000 in 2001, a decrease of 17.4% compared to 2000.  The Company believes that the decrease was due to lower corporate profits and prevailing economic conditions.

The U.S. office furniture market consists of two primary segments-the project segment and the commercial segment. The project segment has traditionally been characterized by sales of large quantities of office furniture to large corporations, such as for new office facilities, relocations, or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The process is often lengthy and generally has several manufacturers competing for the same projects. Overhead and support associated with the sales and customization efforts in this segment are major reasons why the prices for project office furniture have traditionally been relatively high.

The commercial segment of the market, in which the Company is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection and quick delivery. Office products dealers, wholesalers and retailers, such as office products superstores, are the primary distribution channels in this market segment. Office furniture and products dealers (many of whom also participate in the project segment of the market) publish periodic catalogs that display office furniture and products from various manufacturers.

Growth Strategy

The Company’s strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America. The components of this growth strategy are to introduce new products, continually reduce costs, provide outstanding customer satisfaction, leverage the distribution network, and pursue complementary strategic acquisitions.

Employees/Members

As of December 29, 2001, the Company employed approximately 9,000 persons, 8,800 of whom were members and 200 of whom were temporary personnel. Of the approximately 9,000 persons employed by the Company, 4,700 were in the Company’s manufacturing operations. The Company employed approximately 400 members who were members of unions. The Company believes that its labor relations are good.

Products

Office Furniture

The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company’s products are sold through the Company’s wholly owned subsidiaries - The HON Company, Allsteel Inc., BPI Inc., The Gunlocke Company, and Holga Inc.

The Company’s office furniture products are generally available in contemporary as well as traditional styles and are priced to sell in all channels of distribution. The Company’s products are offered in many models, sizes, designs, and finishes and are constructed from both wood and nonwood materials.

The following is a description of the Company’s major product categories and product lines:

Storage

The Company offers a variety of storage options designed either to be integrated into and support the Company’s office systems products or to function as freestanding furniture in commercial and home offices. The Company believes it is the largest manufacturer and marketer of steel storage cabinets in the United States.

The Company sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors. Higher priced storage is sold through project-oriented office furniture dealers.

Seating

The Company’s seating line includes chairs designed for different kinds of office work, such as secretarial, computer, clerical, laboratory and executive, guest chairs, conference and reception room seating, and stackable chairs. The chairs are available in a variety of frame colors, coverings, and a wide range of price points. Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort, and quality.

Office Systems

The Company offers a complete line of office panel systems products in order to meet the needs of a variety of organizations. Systems may be used for team worksettings, private offices and open floor plans, and are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. The Company has experienced increased demand for furniture systems able to accommodate new work arrangements such as team workspaces and workspaces shared by several employees who are frequently out of the office. A typical installation of office panels often includes associated sales of seating, storage, and accessories.

The Company offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Company also offers consultative selling and design services for certain of its office system products. The compelling value of the Company’s systems lines is that these products are styled and featured similar to those of premium-priced contract systems manufacturers but are offered at competitive prices, with short lead times and superior service.

Desks and Related Products

The Company’s collection of desks and related products include stand-alone steel, laminate and wood furniture items, such as desks, bookshelves, credenzas and mobile desking, and are available in a range of designs and price points. The Company offers these products in both contemporary and traditional styles. The Company’s desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers.

The Company offers a variety of contemporary and traditional tables designed for use in conference rooms, private offices, training areas, team worksettings and open floor plans. Tables are produced in wood veneer and laminate and are available in numerous sizes, shapes and base styles.

Hearth Products

The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplaces and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N-Glo, Dovre, and Quadra-Fire brand names.

The Company’s line of hearth products includes wood- and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories.  Heatilator and Heat-N-Glo are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Company is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through an outer wall.  See Business - Intellectual Property for additional details.

Manufacturing

The HON Company manufactures office furniture in Alabama, California, Georgia, Iowa, Kentucky, North Carolina, Virginia, and Monterrey, Mexico.  Allsteel Inc. manufactures office furniture in Iowa, Pennsylvania, and Tennessee.  Holga Inc. manufactures office furniture in California.  The Gunlocke Company manufactures office furniture in New York.  BPI Inc. manufactures office furniture in North Carolina and Washington.  Hearth Technologies Inc. manufactures hearth products in Iowa, Maryland, Minnesota, and Washington.

The Company purchases raw materials and components from a variety of vendors, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, rubber products, plastic products, and shipping cartons.

Since its inception, the Company has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Company adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Company has adopted a variety of production techniques including cell manufacturing, focused factories, just-in-time inventory management and value engineering. The application of the RCI process has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety. The Company’s RCI process involves production and administrative employees, management, customers and suppliers. The Company has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Company has organized a group that designs, fabricates, tests and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Company’s concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Company’s product development efforts are primarily focused on reducing the cost to manufacture existing products and developing solutions that are sensitive to quality, aesthetics, style and purposeful design. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company’s Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $21.4 million, $18.9 million, and $17.1 million in product development during fiscal 2001, 2000, and 1999, respectively, and has budgeted in excess of $25 million for product development in fiscal 2002.

Intellectual Property

As of December 29, 2001, the Company owned 217 U.S. and 119 foreign patents and had applications pending for 58 U.S. and 73 foreign patents. In addition, the Company holds registrations for 136 U.S. and 184 foreign trademarks and has applications pending for 55 U.S. and 68 foreign trademarks.

The Company’s principal office furniture products do not require frequent technical changes. The majority of the Company’s patents are design patents which expire at various times depending on the patent’s date of issuance. The Company believes that neither any individual patent nor the Company’s patents in the aggregate are material to the Company’s business as a whole.

When Hearth Technologies Inc. acquired Heat-N-Glo in October 1996, it also acquired its patent for the design of a zero-clearance direct vent gas fireplace (the ‘‘direct vent patent’’). The Company currently offers numerous product designs that would not be possible without the direct vent technology.  Although the Company believes that the protection afforded by the direct vent patent is not vital to sustaining Hearth Technologies’ gross profit margins on its direct vent gas fireplaces, the technology that underlies the patent is a significant distinguishing feature for the Company’s products.

The Company applies for patent protection when it believes the expense of doing so is justified, and the Company believes that the duration of its registered patents is adequate to protect these rights. The Company also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Company actively protects its trademarks that it believes have significant value.

Sales and Distribution: Customers

Over the last ten years, the office products and office furniture industries have experienced substantial consolidation as larger dealers have acquired smaller local and regional dealers. Consolidation permits large dealers to benefit from economies of scale, increased purchasing power, and the elimination of redundant management and overhead expenses. Larger dealers have also been able to take advantage of more sophisticated management techniques designed to enhance customer service, lower costs and increase operating efficiency. At the same time, office products superstores have emerged and replaced local retail office supply stores. The Company believes that these trends may continue to result in fewer, larger dealers and retailers as customers for the Company’s products.

In 2001, the Company’s ten largest customers represented approximately 37% of its consolidated net sales.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on the Company’s financial results than such events would have had prior to such consolidation.  In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

As a result of these trends, the Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners. The second distribution channel comprises nationwide chains of office products dealers, or “mega-dealers,” including Boise Cascade Corporation; Corporate Express Inc., A Buhrmann Company; Office Depot Business Services Group; and Staples Commercial Advantage. Many of the independent dealers and mega-dealer locations assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.

The third distribution channel, wholesalers, serve as distributors of the Company’s products to independent dealers, mega-dealers and superstores. The Company sells to the nation’s largest wholesalers, United Stationers and S.P. Richards, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various retailers. They also special order products from the Company in customer-selected models and colors. The Company’s wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to retailers anywhere in the country.  One customer, United Stationers, accounted for approximately 14%, 14%, and 13% of the Company’s consolidated net sales in 2001, 2000, and 1999, respectively.

The fourth distribution channel is retail stores, which include office products superstores such as Office Depot, Office Max, and Staples and warehouse clubs like Costco.

The fifth distribution channel consists of government-focused dealers that sell the Company’s products to federal, state and local government offices.

As of December 29, 2001, the Company’s office furniture sales force consisted of 32 regional sales managers supervising 151 salespersons, plus approximately 38 firms of independent manufacturers’ representatives who collectively provided national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

Office products dealers, national wholesalers and retailers market their products over the internet and through catalogs published periodically.  These catalogs are distributed to existing and potential customers. The Company believes that the inclusion of the Company’s product lines in customer catalogs and e-business offers strong potential for increased sales of the listed product items due to the exposure provided.

The Company also makes export sales through HON International Inc. to approximately 150 office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. The Company has an international field sales organization consisting of a Vice President of Sales and Marketing and five regional managers. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2001.

Limited quantities of select finished goods inventories built to order awaiting shipment are at the Company’s principal manufacturing plants and at its various distribution centers.

Hearth Technologies Inc. sells its fireplace and stove products through approximately 4,000 dealers and 460 distributors.  The Company has a field sales organization of 17 regional sales managers supervising 192 salespersons and 12 firms of independent manufacturers’ representatives.

As of December 29, 2001, the Company has an order backlog of approximately $93.9 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year.  This compares with $111.2 million as of December 30, 2000, and $131.2 million as of January 1, 2000.  Backlog, in terms of percentage of net sales, was 5.2%, 5.4%, and 7.3% for fiscal years 2001, 2000, and 1999, respectively. The Company’s products are manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Company’s order backlog is therefore not considered by management to be a leading indicator of the Company’s expected sales in any particular fiscal period.

For a discussion of the seasonal nature of the Company’s sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

Competition

The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products and unsurpassed customer service. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc. (a Canadian company); Kimball Office Furniture Co.; Chromcraft; Paoli; and Teknion (a Canadian company), as well as Asian imports. Second, the Company competes with a small number of large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc.  Some of these large competitors have substantially greater assets, resources and capabilities in the traditional project market than the Company.  Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place and have developed, and may continue to develop, value-priced product designs to compete with the Company.  The Company also faces significant price competition from its competitors and may encounter competition from new market entrants.  There can be no assurance that the Company will be able to compete successfully in its markets in the future.

Hearth products, consisting of prefabricated metal fireplaces and related products, are manufactured by a number of national and regional competitors. The Company competes primarily against the other large manufacturers which include CFM Majestic Inc. (a Canadian company) and Lennox Industries Inc. (Superior and Marco brands).

Both office furniture and hearth products compete on the basis of price, product performance, product quality, complete and on-time delivery to the customer, and customer service and support. The Company believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Company’s significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

The Company is one of the largest office furniture manufacturers in the United States, and believes that it is the largest manufacturer of middle-market furniture. The Company is also the largest manufacturer and marketer of fireplaces in the United States.

For further discussion of the Company’s competitive situation, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. The Company’s objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, support systems, and for RCI programs.  These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs.  Ongoing cost control disciplines are also routinely employed.  In addition, the last-in, first-out (LIFO) valuation method is used for most of the Company’s inventories, which ensures the changing material and labor costs are recognized in reported income; and more importantly, these costs are recognized in pricing decisions.

Environmental

The Company is subject to a variety of environmental laws and regulations governing discharges of air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances.  Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur material costs to comply with such regulations.  The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Company’s environmental professionals work with responsible personnel at each manufacturing facility, the Company’s environmental legal counsel, and consultants on the management of environmental, health and safety issues.  The Company’s ultimate goal is to reduce and, when practical, eliminate the creation of hazardous waste in its manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date.  The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2002 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Company’s financial condition or results of operations.  However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

Business Development

The development of the Company’s business during the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 8.9 million square feet.  Of this total, approximately 1.8 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.  The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

The Company’s principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	547,014	Owned	Manufacturing wood/nonwood casegoods office furniture (1)

Chester, Virginia	382,082	Owned/Leased(2)	Manufacturing nonwood casegoods office furniture (1)

Colville, Washington	125,000	Owned	Manufacturing stoves

Florence, Alabama	308,763	Owned	Manufacturing wood casegoods office furniture

Jackson, Tennessee	155,000	Leased	Manufacturing nonwood office seating

Kent, Washington	189,062	Leased	Manufacturing systems office furniture

Lake City, Minnesota	235,000	Leased	Manufacturing metal prefabricated fireplaces (1)

Louisburg, North Carolina	176,354	Owned	Manufacturing wood casegoods office furniture

Milan, Tennessee	358,000	Leased	Manufacturing systems office furniture

Monterrey, Mexico	105,000	Owned	Manufacturing nonwood office seating

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture (1)

Muscatine, Iowa	236,100	Owned	Manufacturing wood casegoods office furniture

Muscatine, Iowa	142,850	Owned	Manufacturing systems office furniture

Muscatine, Iowa	342,850	Owned	Manufacturing systems office furniture

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood office seating

Muscatine, Iowa	210,000	Owned	Warehousing office furniture

Muscatine, Iowa	127,400	Owned	Manufacturing wood casegoods office furniture

Owensboro, Kentucky	311,575	Owned	Manufacturing wood office seating

Salisbury, North Carolina	129,000	Owned	Manufacturing systems office furniture

South Gate, California	520,270	Owned	Manufacturing nonwood casegoods and seating office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

West Hazleton, Pennsylvania	268,800	Owned	Manufacturing nonwood casegoods office furniture

(1) Also includes a regional warehouse/distribution center

(2) A capital lease

Other Company facilities, under 100,000 square feet in size, are located in various communities throughout the United States and Canada.  These facilities total approximately 1,371,000 square feet with approximately 456,000 square feet used for the manufacture and distribution of office furniture and approximately 915,000 square feet for hearth products. Of this total, approximately 964,000 square feet are leased. In addition, the Company has two facilities that have been vacated and are in the process of being marketed for sale. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various kinds of disputes and legal proceedings which have arisen in the course of its business.  The Company believes the outcome of these disputes and proceedings will not have a material effect on the financial condition or results of operations of the Company, although any litigation or legal proceeding has an element of uncertainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I, TABLE I

EXECUTIVE OFFICERS OF THE REGISTRANT

December 29, 2001

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Jack D. Michaels	64	None	Chairman of the Board President Chief Executive Officer Director	1996 1990 1991 1990

Stanley A. Askren	41	None	Executive Vice President President, Allsteel Inc.	2001 2000

President, Allsteel Group (1999), Group Vice President, Systems Furniture (1998-99), The HON Company; President, Heatilator Division (1996-98), Hearth Technologies Inc.; President (1996), Heatilator Inc.

Peter R. Atherton	49	None	Vice President and Chief Technology Officer	2001	Manager, Manufacturing and Business Process Lab (1996-01), General Electric

David C. Burdakin	46	None	Executive Vice President President, The HON Company	2001 2000	President, HON Group (1999), Group Vice President, Steel Casegoods (1998-99), Group Vice President, Seating (1996-98), The HON Company

Jerald K. Dittmer	44	None	Vice President and Chief Financial Officer	2001

Vice President, Finance (2000-01); Group Vice President, Seating and Wood (1999-00), Vice President, Strategic Planning (1999), Vice President and General Manager, Oak Steel and Mt. Pleasant Plants (1998-99), Vice President, Information Technology (1997-98), The HON Company; Vice President and Controller (1995-97), The Gunlocke Company

Jeffrey D. Fick	40	None	Vice President, Member and Community Relations	1997	Secretary and Acting General Counsel (1997); Senior Counsel (1994-97)

Malcolm C. Fields	40	None	Vice President and Chief Information Officer	2000	Vice President, Information Technology (1998-00), The HON Company; Manager, Technical Support Services (1997-98), Manager, Process Systems (1996-97)

Robert D. Hayes	58	None	Vice President, Business Analysis and General Auditor	2001	Vice President, Internal Audit (1999-01); Vice President and Controller (1997-99), and Controller (1991-97), The HON Company

James I. Johnson	53	None	Vice President, General Counsel and Secretary	1997	General Counsel and Secretary, Norand Corporation, a portable data computing company (1990-97)

Phillip M. Martineau	54	None	Executive Vice President	2000	President and Chief Executive Officer (1996-99), Arcsmith, Inc. (Illinois Tool Works)

William F. Snydacker	56	None	Treasurer	1980

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI.  The Company moved to the NYSE, effective July 2, 1998, from the Nasdaq National Market System where the stock had traded under the symbol HONI.  As of year-end 2001, the Company had 6,694 stockholders of record.

Computershare Investor Services, L.L.C., Chicago, Illinois, serves as the Company’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: Computershare Investor Services, L.L.C., P.O. Box 1689, Chicago, IL 60690-1689 or telephone 312/588-4991.

Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

The Company expects to continue its policy of paying regular cash dividends on the first business day of March, June, September, and December.  Dividends have been paid each quarter since the Company paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 26% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Company’s financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

HON INDUSTRIES INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA — ELEVEN-YEAR SUMMARY

	2001	2000	1999
Per Common Share Data
Income before Cumulative Effect of Accounting Changes	$1.26	$1.77	$1.44
Cumulative Effect of Accounting Changes	—	—	—
Net Income	1.26	1.77	1.44
Cash Dividends	.48	.44	.38
Book Value	10.10	9.59	8.33
Net Working Capital	1.52	1.09	1.52
Operating Results (Thousands of Dollars)
Net Sales	$1,792,438	$2,046,286	$1,800,931
Cost of Products Sold	1,181,140	1,380,404	1,236,612
Gross Profit	611,298	665,882	564,319
Interest Expense	8,548	14,015	9,712
Income Before Income Taxes	116,261	165,964	137,575
Income Before Income Taxes as a % of Net Sales	6.49%	8.11%	7.64%
Federal and State Income Taxes	$41,854	$59,747	$50,215
Effective Tax Rate	36.0%	36.0%	36.5%
Income before Cumulative Effect of Accounting Changes	$74,407	$106,217	$87,360
Net Income	74,407	106,217	87,360
Net Income as a % of Net Sales	4.15%	5.19%	4.85%
Cash Dividends and Share Purchase Rights Redeemed	$28,373	$26,455	$23,112
Addition to (Reduction of) Retained Earnings	36,759	79,762	64,248
Net Income Applicable to Common Stock	74,407	106,217	87,360
% Return on Average Shareholders’ Equity	12.76%	19.77%	18.14%
Depreciation and Amortization	$81,385	$79,046	$65,453
Distribution of Net Income
% Paid to Shareholders	38.13%	24.91%	26.46%
% Reinvested in Business	61.87%	75.09%	73.54%
Financial Position (Thousands of Dollars)
Current Assets	$319,657	$330,141	$316,556
Current Liabilities	230,443	264,868	225,123
Working Capital	89,214	65,273	91,433
Net Property, Plant, and Equipment	404,971	454,312	455,591
Total Assets	961,891	1,022,470	906,723
% Return on Beginning Assets Employed	12.04%	19.63%	16.94%
Long-Term Debt and Capital Lease Obligations	$80,830	$128,285	$124,173
Shareholders’ Equity	592,680	573,342	501,271
Retained Earnings	532,555	495,796	416,034
Current Ratio	1.39	1.25	1.41
Current Share Data
Number of Shares Outstanding at Year-End	58,672,933	59,796,891	60,171,753
Weighted-Average Shares Outstanding During Year	59,087,963	60,140,302	60,854,579
Number of Shareholders of Record at Year-End	6,694	6,563	6,737
Other Operational Data
Capital Expenditures — Net (Thousands of Dollars)	$36,851	$59,840	$71,474
Members (Employees) at Year-End	9,029 (a)	11,543 (a)	10,095

(a) Includes acquisitions completed during year.

	1998	1997	1996
Per Common Share Data	$1.72	$1.45	$1.13
Income before Cumulative Effect of Accounting Changes	—	—	—
Cumulative Effect of Accounting Changes	1.72	1.45	1.13
Net Income	.32	.28	.25
Cash Dividends	7.54	6.19	4.25
Book Value	1.19	1.53	.89
Net Working Capital
Operating Results (Thousands of Dollars)
Net Sales	$1,706,628	$1,362,713	$998,135
Cost of Products Sold	1,172,997	933,157	679,496
Gross Profit	533,632	429,556	318,639
Interest Expense	10,658	8,179	4,173
Income Before Income Taxes	170,109	139,128	105,267
Income Before Income Taxes as a % of Net Sales	9.97%	10.21%	10.55%
Federal and State Income Taxes	$63,796	$52,173	$37,173
Effective Tax Rate	37.50%	37.50%	35.31%
Income before Cumulative Effect of Accounting Changes	$106,313	$86,955	$68,094
Net Income	106,313	86,955	68,094
Net Income as a % of Net Sales	6.23%	6.38%	6.82%
Cash Dividends and Share Purchase Rights Redeemed	$19,730	$16,736	$14,970
Addition to (Reduction of) Retained Earnings	86,583	37,838	33,860
Net Income Applicable to Common Stock	106,313	86,955	68,094
% Return on Average Shareholders’ Equity	25.20%	27.43%	29.06%
Depreciation and Amortization	$52,999	$35,610	$25,252
Distribution of Net Income
% Paid to Shareholders	18.56%	19.25%	21.98%
% Reinvested in Business	81.44%	80.75%	78.02%
Financial Position (Thousands of Dollars)
Current Assets	$290,329	$295,150	$205,527
Current Liabilities	217,438	200,759	152,553
Working Capital	72,891	94,391	52,974
Net Property, Plant, and Equipment	444,177	341,030	234,616
Total Assets	864,469	754,673	513,514
% Return on Beginning Assets Employed	23.74%	28.27%	25.93%
Long-Term Debt and Capital Lease Obligations	$135,563	$134,511	$77,605
Shareholders’ Equity	462,022	381,662	252,397
Retained Earnings	351,786	265,203	227,365
Current Ratio	1.34	1.47	1.35
Current Share Data
Number of Shares Outstanding at Year-End	61,289,618	61,659,316	59,426,530
Weighted-Average Shares Outstanding During Year	61,649,531	59,779,508	60,228,590
Number of Shareholders of Record at Year-End	5,877	5,399	5,319
Other Operational Data
Capital Expenditures - Net (Thousands of Dollars)	$149,717	$85,491	$44,684
Members (Employees) at Year-End	9,824 (a)	9,390 (a)	6,502 (a)

	1995	1994	1993
Per Common Share Data
Income before Cumulative Effect of Accounting Changes	$.67	$.87	$.69
Cumulative Effect of Accounting Changes	—	—	.01
Net Income	.67	.87	.70
Cash Dividends	.24	.22	.20
Book Value	3.56	3.17	2.83
Net Working Capital	1.07	1.27	1.23
Operating Results (Thousands of Dollars)
Net Sales	$893,119	$845,998	$780,326
Cost of Products Sold	624,700	573,392	537,828
Gross Profit	268,419	272,606	242,498
Interest Expense	3,569	3,248	3,120
Income Before Income Taxes	65,517	86,338	70,854
Income Before Income Taxes as a % of Net Sales	7.34%	10.21%	9.08%
Federal and State Income Taxes	$24,419	$31,945	$26,216
Effective Tax Rate	37.27%	37.00%	37.00%
Income before Cumulative Effect of Accounting Changes	$41,098	$54,393	$44,638
Net Income	41,098	54,156	45,127
Net Income as a % of Net Sales	4.60%	6.43%	5.78%
Cash Dividends and Share Purchase Rights Redeemed	$14,536	$13,601	$12,587
Addition to (Reduction of) Retained Earnings	18,863	13,563	17,338
Net Income Applicable to Common Stock	41,098	54,156	45,127
% Return on Average Shareholders’ Equity	20.00%	28.95%	26.35%
Depreciation and Amortization	$21,416	$19,042	$16,631
Distribution of Net Income
% Paid to Shareholders	35.37%	25.11%	27.89%
% Reinvested in Business	64.63%	74.89%	72.11%
Financial Position (Thousands of Dollars)
Current Assets	$194,183	$188,810	$188,419
Current Liabilities	128,915	111,093	110,759
Working Capital	65,268	77,717	77,660
Net Property, Plant, and Equipment	210,033	177,844	157,770
Total Assets	409,518	372,568	352,405
% Return on Beginning Assets Employed	17.91%	24.72%	22.14%
Long-Term Debt and Capital Lease Obligations	$42,581	$45,877	$45,916
Shareholders’ Equity	216,235	194,640	179,553
Retained Earnings	193,505	174,642	161,079
Current Ratio	1.51	1.70	1.70
Current Share Data
Number of Shares Outstanding at Year-End	60,788,674	61,349,206	63,351,692
Weighted-Average Shares Outstanding During Year	60,991,284	62,435,450	64,181,088
Number of Shareholders of Record at Year-End	5,479	5,556	4,653
Other Operational Data
Capital Expenditures — Net (Thousands of Dollars)	$53,879	$35,005	$27,541
Members (Employees) at Year-End	5,933	6,131	6,257

	1992	1991
Per Common Share Data
Income before Cumulative Effect of Accounting Changes	$.59	$.51
Cumulative Effect of Accounting Changes	—	—
Net Income	.59	.51
Cash Dividends	.19	.18
Book Value	2.52	2.32
Net Working Capital	1.23	1.07
Operating Results (Thousands of Dollars)
Net Sales	$706,550	$607,710
Cost of Products Sold	479,179	411,168
Gross Profit	227,371	196,542
Interest Expense	3,441	3,533
Income Before Income Taxes	61,893	52,653
Income Before Income Taxes as a % of Net Sales	8.76%	8.66%
Federal and State Income Taxes	$23,210	$19,745
Effective Tax Rate	37.50%	37.50%
Income before Cumulative Effect of Accounting Changes	$38,683	$32,908
Net Income	38,683	32,908
Net Income as a % of Net Sales	5.47%	5.42%
Cash Dividends and Share Purchase Rights Redeemed	$12,114	$11,656
Addition to (Reduction of) Retained Earnings	26,569	18,182
Net Income Applicable to Common Stock	38,683	32,908
% Return on Average Shareholders’ Equity	24.75%	23.41%
Depreciation and Amortization	$15,478	$14,084
Distribution of Net Income
% Paid to Shareholders	31.32%	35.42%
% Reinvested in Business	68.68%	64.58%
Financial Position (Thousands of Dollars)
Current Assets	$171,309	$150,901
Current Liabilities	91,780	82,275
Working Capital	79,529	68,626
Net Property, Plant, and Equipment	145,849	125,465
Total Assets	322,746	280,893
% Return on Beginning Assets Employed	22.18%	19.66%
Long-Term Debt and Capital Lease Obligations	$50,961	$32,734
Shareholders’ Equity	163,009	149,575
Retained Earnings	143,741	117,172
Current Ratio	1.87	1.83
Current Share Data
Number of Shares Outstanding at Year-End	64,737,912	64,417,370
Weighted-Average Shares Outstanding During Year	65,517,990	64,742,976
Number of Shareholders of Record at Year-End	4,534	4,466
Other Operational Data
Capital Expenditures — Net (Thousands of Dollars)	$26,626	$13,907
Members (Employees) at Year-End	5,926	5,599

(a) Includes acquisitions completed during year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related notes.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Company’s statements of income for the periods indicated.

Fiscal	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of products sold	65.9	67.5	68.7
Gross profit	34.1	32.5	31.3
Selling and administrative expenses	25.9	23.8	22.1
Provision for closing facilities and reorganization expense	1.3	-	1.1
Operating income	6.9	8.7	8.1
Interest expense (net)	0.4	0.6	0.5
Income before income taxes	6.5	8.1	7.6
Income taxes	2.3	2.9	2.8
Net income	4.2%	5.2%	4.9%

The Company has two reportable core operating segments: office furniture and hearth products. The Operating Segment Information note included in the Notes to Consolidated Financial Statements provides more detailed financial data with respect to these two segments.

Fiscal Year Ended December 29, 2001, Compared to Fiscal Year Ended December 30, 2000

Net Sales

Net sales, on a consolidated basis, decreased by 12% to $1.8 billion in 2001 from $2.0 billion in 2000.  Office furniture net sales decreased 17% in 2001 to $1.37 billion from $1.65 billion in 2000.  The decline in sales occurred in the retail, commercial and contract sectors. The office furniture industry reported a decrease in shipments of 17% in 2001 compared to 2000. Net sales of hearth products increased 8% to $426.1 million in 2001 from $396.3 million in 2000.  The Company’s most recent five-year compounded annual growth rate in net sales is 12%.

Gross Profit

Gross profit dollars decreased 8% to $611.3 million in 2000 from $665.9 million in the prior year.  The gross margin percentage increased to 34.1% for 2001 from 32.5% in 2000.  The improvement in gross margin percentage is due to new product introductions, and rapid continuous improvement, cost containment and business simplification initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 5% to $464.2 million in 2001 from $487.8 million in the prior year.  Selling and administrative expenses, as a percent of net sales, increased to 25.9% in 2001 from 23.8% in 2000.  This increase was due to lower overall sales volume, development of new products, and continued investment in sales and marketing expenses associated with the Company’s business simplification, end-user focus and branding strategies.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expenses of intangible assets.  The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million, $15.4 million after tax or $0.26 per common share for a restructuring plan that involved consolidating physical facilities, discontinuing low volume product lines, and reduction of workforce.  Included in this charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California.  The charge included $16.2 million of asset impairments for manufacturing equipment that will be disposed of and $7.8 million of restructuring expenses.  Included in the $7.8 million is $3.1 million for severance arising from the elimination of approximately 600 plant member positions, $0.8 million for other member-related costs, and $3.9 million for certain other expenses associated with the closing of facilities.

Operating Income

Operating income decreased almost 31% to $123.1 million in 2001 from $178.0 million in 2000.  Excluding a pretax charge for restructuring and impairment of $24.0 million in second quarter 2001, operating income decreased 17% to $147.1 million. Operating profit in the office furniture segment decreased in 2001 as a percent of net sales to 8.2%, or 9.9% prior to the restructuring charge, compared to 10.4% in 2000.  The decrease is due to lower overall sales volume.  Operating profit in the hearth products segment increased in 2001 as a percent of net sales to 9.2%, or 9.6% prior to the restructuring charge, compared to 7.6% in the prior year.  This improvement is due to increased sales volume, simplification of the business structure and cost containment.

Net Income

Net income decreased by 30% to $74.4 million in 2001 from $106.2 million in the prior year.  Excluding the $15.4 million after-tax charge for the restructuring plan referred to above, net income decreased by 15% to $89.8 million.  The decrease is due to lower overall sales volume and increased selling and administrative expenses offset by reduced interest expense.

Net income per common share decreased by 29% to $1.26 in 2001 from $1.77 for 2000.  Excluding the after-tax charge of $0.26 per share for the restructuring plan, net income per common share decreased 14% to $1.52.  The Company’s net income per share performance for 2001 benefited from the Company’s common stock repurchase program.

Fiscal Year Ended December 30, 2000, Compared to Fiscal Year Ended January 1, 2000

Net Sales

Net sales, on a consolidated basis, increased by 14% to $2.0 billion in 2000 from $1.8 billion in 1999.  Office furniture net sales increased 9% in 2000 to $1.65 billion from $1.51 billion in 1999.  Net sales of hearth products increased 39% to $396.3 million in 2000 from $285.9 million in 1999 due mainly to the Company’s acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied).  The office furniture industry reported an increase in shipments of 9% in 2000 compared to 1999.  The Company’s most recent five-year compounded annual growth rate in net sales is 18%.

Gross Profit

Gross profit dollars increased 18% to $665.9 million in 2000 from $564.3 million in the prior year.  Gross margin increased to 32.5% for 2000 from 31.3% in 1999.  The improvement reflects the combination of improved price realization and productivity from rapid continuous improvement programs.

Selling and Administrative Expenses

Selling and administrative expenses increased by 23% to $487.8 million in 2000 from $398.2 million in the prior year.  Selling and administrative expenses, as a percent of net sales, increased to 23.8% in 2000 from 22.1% in 1999.  The largest contributor to this increase was the acquisition of Hearth Services Inc., which is a retail distributor.  Retail distribution is a different business model that has proportionally higher selling and administrative costs than manufacturing.  The Company is applying rapid continuous improvement philosophies to reduce these costs.

The Company also continued to experience increased investment in sales and marketing expenses associated with refocusing the Company and developing branding programs in the office furniture segment.  The Company was able to reduce freight expense as a percent of net sales despite increased fuel and carrier costs.

Selling and administrative expenses include freight expense to the customer, product development costs, and amortization expenses of intangible assets.  The “Selling and Administrative Expenses” note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Operating Income

Operating income increased by 22% to $178.0 million in 2000 from $146.4 million in 1999.  Excluding the pretax charge for closing facilities and reorganization expense of $19.7 million in 1999, operating income increased by 7 percent.  The increase is due mainly to increased sales and gross margins.

Net Income

Net income increased by 22% to $106.2 million in 2000 from $87.4 million in the prior year.  Excluding the $12.5 million after-tax charge for the closing of facilities and reorganization expenses, net income increased 6 percent.  This increase is attributable primarily to increased sales and gross margins.  Net income was favorably impacted by a decrease in the Company’s effective tax rate from 36.5% in 1999 to 36.0% in 2000 resulting from favorable state income tax initiatives.

Net income per common share increased by 23% to $1.77 in 2000 from $1.44 in 1999.  Excluding the after-tax charge of $0.20 per share in 1999 for the closing of facilities and reorganization expenses, net income per common share increased by 8%.  The Company’s net income per share performance for 2000 also benefited from the Company’s common stock repurchase program.

Liquidity and Capital Resources

During 2001, cash flow from operations was $227.8 million, which provided the funds necessary to meet working capital needs, help finance acquisitions, invest in capital improvements, repay long-term debt, repurchase common stock, and pay increased dividends.  The Company does not have any off balance sheet financing arrangements.

Cash Management

Cash, cash equivalents, and short-term investments totaled $78.8 million in 2001 compared to $3.2 million at the end of 2000 and $22.2 million at the end of 1999.  These funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvement, and internal growth.  The Company is not aware of any known trends or demands, commitments, events or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Company places special emphasis on the management and reduction of its working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communications with them.  Trade receivable days outstanding have averaged approximately 37 days over the past three years.  Inventory levels and turns continue to improve as a result of reducing production cycle times.  Inventory turns have been in the 17 to 18 times range over the past three years.

Capital Expenditure Investments

Capital expenditures, net of disposals, were $36.9 million in 2001, $59.8 million in 2000, and $71.5 million in 1999.  Expenditures during 2001, 2000, and 1999 have been consistently focused on machinery and equipment that is needed to support new products, process improvements, cost-savings initiatives, and creating more efficient production and warehousing capacity.

Acquisitions

During 2001, the Company completed the acquisition of three small hearth product distributors for a total purchase price of approximately $7.6 million.  The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company’s financial statements since the date of acquisition.

On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry, for a purchase price of approximately $135 million.

Long-Term Debt

Long-term debt, including capital lease obligations, was 12% of total capitalization at December 29, 2001, 18% at December 30, 2000, and 20% at January 1, 2000.  The Company does not expect future capital resources to be a constraint on planned growth. Additional borrowing capacity of $200 million is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs.  The current revolving bank credit agreement expires in June 2002; however, management is in the process of negotiating a new agreement.  Certain of the Company’s credit agreements include covenants that limit the assumption of additional debt and lease obligations.  The Company has been and currently is in compliance with the covenants related to the debt agreements.

Contractual Obligations

The following table discloses the Company’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
Contractual Obligations	Total	Less than 1	1-3 years	4-5 years	After 5 years
Long-Term Debt	85,354	5,784	60,162	1,185	18,223
Capital Lease Obligations	2,935	1,078	422	422	1,013
Operating Leases	45,874	12,373	18,470	10,028	5,003
Other Long-Term Obligations	9,334	2,215	2,046	987	4,086
Total Contractual Cash	143,497	21,450	81,100	12,622	28,325

Related Party Transactions

The Company has convertible debentures in the amount of $58.1 million that are payable to former owners of businesses that were acquired by the Company.  These individuals remain as employees of the Company following the acquisitions.

The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996.  These individuals continue as officers of a subsidiary of the Company following the acquisition.

Cash Dividends

Cash dividends were $0.48 per common share for 2001, $0.44 for 2000, and $0.38 for 1999.  Further, the Board of Directors announced a 4.2% increase in the quarterly dividend from $0.12 to $0.125 per common share effective with the March 1, 2002, dividend payment for shareholders of record at the close of business February 22, 2002.  The previous quarterly dividend increase was from $0.11 to $0.12, effective with the March 1, 2001, dividend payment for shareholders of record at the close of business February 21, 2001.  A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  The average dividend payout percentage for the most recent three-year period has been 26% of prior year earnings.

Common Share Repurchases

During 2001, the Company repurchased 1,472,937 shares of its common stock at a cost of approximately $35.1 million, or an average price of $23.80.  As of December 29, 2001, approximately $78.6 million of the $100.0 million authorized on February 14, 2001, by the Board of Directors for repurchases remained unspent. During 2000, the Company repurchased 837,552 shares at a cost of approximately $18.0 million, or an average price of $21.46.  During 1999, the Company repurchased 1,408,624 shares at a cost of approximately $30.9 million, or an average price of $21.91.

Litigation and Uncertainties

The Company is involved in various legal actions arising in the course of business.  These uncertainties are referenced in the Contingencies note included in the Notes to Consolidated Financial Statements.

Critical Accounting Policies

The Company’s critical accounting policies include:

Revenue recognition - The Company recognizes revenue upon the shipment of goods.  Revenue includes freight charged to customers; related costs are included in selling and administrative expense.

Allowance for doubtful accounts - The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventory valuation - The Company values its inventory at the lower of cost or market by the last in, first out (LIFO) method.  Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Self-insurance reserves - The Company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits.  The general and workers’ compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements.  The Company’s policy is to accrue amounts equal to the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Recent Accounting Pronouncements

During 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company implemented SFAS No. 141 on July 1, 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  The Company intends to adopt SFAS No. 142 on December 30, 2001, the beginning of its 2002 fiscal year.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill will be assessed for impairment by applying a fair-value-based test.  The Company does not anticipate recognizing any impairment of goodwill upon adoption.  The Company will stop recording, on an annual basis, approximately $9.5 million of goodwill amortization upon adoption.

The Financial Accounting Standards Board also finalized SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during 2001.  The Company intends to adopt Statement No. 143 on December 29, 2002, the beginning of its 2003 fiscal year and Statement No. 144 on December 30, 2001, the beginning of its 2002 fiscal year.  The adoption of these Statements is not expected to have a material impact on the Company’s financial statements.

Looking Ahead

Due to the current economic environment, the Company anticipates that 2002 will be an extremely challenging year, especially during the first six months.  DRI-WEFA, the Business and Institutional Furniture Manufacturer’s Association’s (BIFMA) forecasting consultant, is projecting the office furniture industry to be down 13 percent in 2002 over 2001.  The Company continues to focus on new product development and streamlining processes and operations through simplification and rapid continuous improvement.  An announcement was made of the closing of an office furniture facility in January 2002, in Jackson, Tennessee, to help reduce the Company’s permanent cost structure.  The Company is also continuing its focus on long-term shareholder value by making investments for the future.  These investments include innovative new products, technology, end user focus, brand building and increased distribution.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material financial exposure to the various financial instrument market risks covered under this rule.  Currently, the Company has no derivative financial instruments or off-balance sheet financing arrangements.  For information related to the Company’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.  For information with respect to executive officers of the Company, see Part I, Table I “Executive Officers of the Registrant.”

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Election of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions “Election of Directors” and “Beneficial Owners of Common Stock” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)    (1)      Financial Statements

The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company’s 2001 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

                     (2)      Financial Statement Schedules

                                The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

                     Schedule II       Valuation and Qualifying Accounts for the Years Ended December 29, 2001; December 30, 2000; and January 1, 2000

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

(c)  Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 58.  The following exhibits are filed herewith:

Exhibit

(10vi)	1994 Member Stock Purchase Plan

(10xiv)	HON INDUSTRIES Inc. Profit-Sharing Retirement Plan

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Public Accountants

(99C)	Letter to Securities and Exchange Commission — Arthur Andersen LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HON INDUSTRIES Inc.

Date: March 22, 2002	By:	/s/ Jack D. Michaels
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

Signature	Title	Date

/s/ Jack D. Michaels	Chairman, President and CEO,	3/22/02
Jack D. Michaels	Principal Executive Officer,
and Director

/s/ Jerald K. Dittmer	Vice President,	3/22/02
Jerald K. Dittmer	Chief Financial Officer, and
Principal Accounting Officer

/s/ Gary M. Christensen	Director	3/22/02
Gary M. Christensen

/s/ Robert W. Cox	Director	3/22/02
Robert W. Cox

/s/ Cheryl A. Francis	Director	3/22/02
Cheryl A. Francis

/s/ M. Farooq Kathwari	Director	3/22/02
M. Farooq Kathwari

/s/ Robert L. Katz	Director	3/22/02
Robert L. Katz

/s/ Dennis J. Martin	Director	3/22/02
Dennis J. Martin

Signature	Title	Date

/s/ Abbie J. Smith	Director	3/22/02
Abbie J. Smith

/s/ Richard H. Stanley	Director	3/22/02
Richard H. Stanley

/s/ Brian E. Stern	Director	3/22/02
Brian E. Stern

/s/ Lorne R. Waxlax	Director	3/22/02
Lorne R. Waxlax

(THIS PAGE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000, and January 1, 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000, and January 1, 2000, and the results of its operations and its cash flows for each of the three fiscal years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois

February 1, 2002

HON INDUSTRIES INC. ANDSUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years
	2001	2000	1999
	(Amounts in thousands, except for per share data)
Net sales	$1,792,438	$2,046,286	$1,800,931
Cost of products sold	1,181,140	1,380,404	1,236,612
Gross Profit	611,298	665,882	564,319
Selling and administrative expenses	464,206	487,848	398,197
Provision for closing facilities and reorganization expenses	24,000	—	19,679
Operating Income	123,092	178,034	146,443
Interest income	1,717	1,945	844
Interest expense	8,548	14,015	9,712
Income Before Income Taxes	116,261	165,964	137,575
Income taxes	41,854	59,747	50,215
Net Income	$74,407	$106,217	$87,360
Net Income Per Common Share - Basic & Diluted	$1.26	$1.77	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. ANDSUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of Year-End
	2001	2000	1999
	(Amounts in thousands)
Assets
Current Assets
Cash and cash equivalents	$78,838	$3,181	$22,168
Receivables	161,390	211,243	196,730
Inventories	50,140	84,360	74,937
Deferred income taxes	14,940	19,516	13,471
Prepaid expenses and other current assets	14,349	11,841	9,250
Total Current Assets	319,657	330,141	316,556
Property, Plant, and Equipment	404,971	454,312	455,591
Goodwill	214,337	216,371	113,116
Other Assets	22,926	21,646	21,460
Total Assets	$961,891	$1,022,470	$906,723
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$216,184	$240,540	$217,110
Income taxes	6,112	12,067	—
Note payable and current maturities of long-term debt	6,715	10,408	6,106
Current maturities of other long-term obligations	1,432	1,853	1,907
Total Current Liabilities	230,443	264,868	225,123

Long-Term Debt	79,570	126,093	119,860
Capital Lease Obligations	1,260	2,192	4,313
Other Long-Term Liabilities	18,306	18,749	18,015
Deferred Income Taxes	39,632	37,226	38,141
Commitments and Contingencies
Shareholders’ Equity
Common stock	58,673	59,797	60,172
Additional paid-in capital	891	17,339	24,981
Retained earnings	532,555	495,796	416,034
Accumulated other comprehensive income	561	410	84
Total Shareholders’ Equity	592,680	573,342	501,271
Total Liabilities and Shareholders’ Equity	$961,891	$1,022,470	$906,723

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. ANDSUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	(Amounts in thousands)
Balance, January 2, 1999	$61,290	$48,348	$351,786	$598	$462,022
Comprehensive income:
Net income			87,360		87,360
Other comprehensive income				(514)	(514)
Comprehensive income					86,846

Cash dividends			(23,112)		(23,112)
Common shares — treasury:
Shares purchased	(1,409)	(29,457)			(30,866)
Shares issued under Members Stock Purchase Plan and stock awards	291	6,090			6,381

Balance, January 1, 2000	60,172	24,981	416,034	84	501,271
Comprehensive income:
Net income			106,217		106,217
Other comprehensive income				326	326
Comprehensive income					106,543

Cash dividends			(26,455)		(26,455)
Common shares — treasury:
Shares purchased	(838)	(17,135)			(17,973)
Shares issued under Members Stock Purchase Plan and stock awards	463	9,493			9,956

Balance, December 30, 2000	59,797	17,339	495,796	410	573,342
Comprehensive Income:
Net income			74,407		74,407
Other comprehensive income			151		151
Comprehensive income					74,558

Cash dividends			(28,373)		(28,373)
Common shares — treasury:
Shares purchased	(1,473)	(24,311)	(9,275)		(35,059)
Shares issued under Members Stock Purchase Plan and stock awards	349	7,863			8,212

Balance, December 29, 2001	$58,673	$891	$532,555	$561	$592,680

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. ANDSUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years	2001	2000	1999
	(Amounts in thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$74,407	$106,217	$87,360
Noncash items included in net income:
Depreciation and amortization	81,385	79,046	65,453
Other postretirement and postemployment benefits	1,757	1,572	2,329
Deferred income taxes	6,962	(7,213)	6,033
Asset impairment	16,200	—	—
Other — net	109	90	(121)
Changes in working capital, excluding acquisition and disposition:
Receivables	47,897	3,961	(13,154)
Inventories	35,048	6,410	(7,712)
Prepaid expenses and other current assets	(1,661)	(1,616)	391
Accounts payable and accrued expenses	(26,149)	5,483	19,838
Income taxes	(5,957)	11,808	(2,178)
Increase in other liabilities	(2,198)	(838)	(2,054)
Net cash flows from (to) operating activities	227,800	204,920	156,185
Net Cash Flows From (To) Investing Activities:
Capital expenditures — net	(36,851)	(59,840)	(71,474)
Capitalized software	(1,757)	(2,192)	(3,530)
Acquisition spending, net of cash acquired	(8,748)	(134,696)	(8,932)
Short-term investments — net	-	-	169
Other — net	343	(3)	(290)
Net cash flows from (to) investing activities	(47,013)	(196,731)	(84,057)
Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(35,059)	(17,973)	(30,866)
Proceeds from long-term debt	36,218	155,181	147,055
Payments of note and long-term debt	(87,365)	(147,458)	(167,052)
Proceeds from sale of HON INDUSTRIES common stock to members	9,449	9,529	6,515
Dividends paid	(28,373)	(26,455)	(23,112)
Net cash flows from (to) financing activities	(105,130)	(27,176)	(67,460)
Net increase (decrease) in cash and cash equivalents	75,657	(18,987)	4,668
Cash and cash equivalents at beginning of year	3,181	22,168	17,500
Cash and cash equivalents at end of year	78,838	3,181	22,168
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$8,646	$13,395	$9,803
Income taxes	$40,916	$54,634	$46,822

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. ANDSUBSIDIARIES

Notes to Consolidated Financial Statements

Nature of Operations

HON INDUSTRIES Inc., with its subsidiaries (the Company), is a national manufacturer and marketer of office furniture and hearth products. Both industries are reportable segments; however, the Company’s office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. The Company’s products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday nearest December 31. Fiscal year 2001 ended on December 29, 2001; 2000 ended on December 30, 2000; and 1999 ended on January 1, 2000.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and commercial paper. These securities have original maturity dates not exceeding three months from date of purchase.

Receivables

Accounts receivables are presented net of an allowance for doubtful accounts of $16,576,000,  $11,237,000, and $3,568,000 for 2001, 2000, and 1999, respectively.

Inventories

Inventories are valued at the lower of cost or market, determined principally by the last-in, first-out (LIFO) method.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10  - 20 years; buildings, 10 - 40 years; and machinery and equipment, 3 - 12 years.

Goodwill and Patents

Goodwill represents the excess of cost over the fair value of net identifiable assets of acquired companies. Goodwill is being amortized on a straight-line basis over 20-40 years. Patents are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 16 years. Patents are reported by the Company as Other Assets in the accompanying balance sheet.

The carrying value of goodwill and patents is reviewed by the Company whenever significant events or changes occur which might impair recovery of recorded costs. Based on its most recent analysis, no material impairment of these intangible assets exists at December 29, 2001.

	2001	2000	1999
	(In thousands)
Goodwill	$240,916	$233,348	$121,846
Patents	16,450	16,450	16,450
Less accumulated amortization	34,455	23,342	13,585
	$222,911	$226,456	$124,711

Revenue Recognition

Revenue is recognized upon shipment of goods to customers.  Revenue includes freight charged to customers; related costs are in selling and administrative expense.

Product Development Costs

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $21,415,000 in 2001, $18,911,000 in 2000, and $17,117,000 in 1999.

Stock-Based Compensation

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Earnings Per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under options have been considered outstanding for purposes of the diluted earnings per share calculation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowance for doubtful accounts, inventory reserves, accruals for self-insured medical claims, workers’ compensation, general liability and auto insurance claims, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Self-Insurance

The Company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits.  The general and workers’ compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  The Company’s policy is to accrue amounts equal to the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Recent Accounting Pronouncements

During 2001, the Financial Accounting Standards Board finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company implemented SFAS No. 141 on July 1, 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  The Company intends to adopt SFAS No. 142 on December 30, 2001, the beginning of its 2002 fiscal year.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill will be assessed for impairment by applying a fair-value-based test.  The Company does not anticipate recognizing any impairment of goodwill upon adoption.  The Company will stop recording, on an annual basis, approximately $9.5 million of goodwill amortization upon adoption.

The Financial Accounting Standards Board also finalized SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during 2001.  The Company intends to adopt Statement No. 143 on December 29, 2002, the beginning of its 2003 fiscal year and Statement No. 144 on December 30, 2001, the beginning of its 2002 fiscal year.  The adoption of these Statements is not expected to have a material impact on the Company’s financial statements.

In 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue.  The Company implemented the above EITF consensus effective with the fourth quarter 2000 and has restated prior periods to reflect the change.  The adoption of this consensus did not have a material impact on the Company’s financial statements.  In 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138.  The Company adopted this Statement in January 2001 as required by the Statement.  The adoption of this Statement did not have any impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Provision for Facilities Closing and Reorganization Expenses

During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce.  Included in the charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California.  The charge included $16.2 million of asset impairments for manufacturing equipment that will be disposed of and $7.8 million of restructuring expenses.  Included in the $7.8 million is $3.1 million for severance arising from the elimination of approximately 600 plant member positions, $0.8 million for other member-related costs, and $3.9 million for certain other expenses associated with the closing of facilities.

During 2001, $5.1 million of pretax exit costs were paid and charged against the liability.  It included $2.4 million for severance for 469 plant member positions, $0.4 million for other member-related costs and $2.3 million for certain other expenses associated with the closing of facilities.  The primary costs not yet incurred relate to costs associated with the closed buildings.  Management believes the remaining reserve for restructuring expenses to be adequate to cover these obligations.

On February 11, 1999, the Company adopted a plan to close three of its office furniture facilities located in Winnsboro, South Carolina; Sulphur Springs, Texas; and Mt. Pleasant, Iowa.  A pretax charge of $19.7 million or $0.20 per diluted share was recorded during the first quarter of 1999.  The charge includes $12.6 million for write-offs of plant and equipment, $2.6 million for severance arising from the elimination of approximately 360 positions, $2.1 million for other member-related costs, and $2.4 million for certain other expenses associated with the closing of the facilities.  All significant activities with respect to this reorganization have been completed except for the pending disposition of the Winnsboro, South Carolina, property.

Business Combinations

During 2001, the Company completed the acquisition of three small hearth product distributors for a total purchase price of approximately $7.6 million.  The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company’s financial statements since the date of acquisition.

On February 29, 2000, the Company completed the acquisition of its Hearth Services division, which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry.  The Company acquired AFC and Allied for approximately $135 million in cash and debt including acquisition costs.  The acquisition has been accounted for using the purchase method, and the results of AFC and Allied have been included in the Company’s financial statements since the date of acquisition.  Management finalized its integration plan related to the acquisition during the first quarter of 2001.  The excess of the consideration paid over the fair value of the business of $21 million was recorded as goodwill and was being amortized on a straight-line basis over 20 years.

Assuming the acquisition of American Fireplace Company and Allied Group had occurred on January 3, 1999, the beginning of the Company’s 1999 fiscal year, instead of the actual dates reported above, the Company’s pro forma consolidated net sales would have been approximately $2.1 billion and $1.9 billion for 2000 and 1999, respectively. Pro forma consolidated net income and net income per share for 2000 and 1999 would not have been materially different than the reported amounts.

Inventories

	2001	2000	1999
	(In thousands)
Finished products	$33,280	$48,990	$29,663
Materials and work in process	26,469	46,497	55,737
LIFO reserve	(9,609)	(11,127)	(10,463)
	$50,140	$84,360	$74,937

Property, Plant, and Equipment

	2001	2000	1999
	(In thousands)
Land and land improvements	$21,678	$18,808	$17,114
Buildings	212,352	202,189	181,080
Machinery and equipment	494,458	514,293	469,268
Construction and equipment installation in progress	14,247	27,547	37,819
	742,735	762,837	705,281
Less allowances for depreciation	337,764	308,525	249,690
	$404,971	$454,312	$455,591

Accounts Payable and Accrued Expenses

	2001	2000	1999
	(In thousands)
Trade accounts payable	$53,660	$67,540	$77,907
Compensation	13,663	15,781	10,820
Profit sharing and retirement expense	26,020	25,041	22,705
Vacation pay	13,881	14,560	12,093
Marketing expenses	54,861	65,931	58,832
Casualty self-insurance expense	17,189	12,216	7,428
Other accrued expenses	36,910	39,471	27,325
	$216,184	$240,540	$217,110

Long-Term Debt

	2001	2000	1999
	(In thousands)
Industrial development revenue bonds, various issues, payable through 2018 with interest at 1.42-8.125% per annum	$23,995	$24,633	$25,319
Note payable to bank, revolving credit agreement with interest at a variable rate*	—	46,000	85,000
Convertible debentures payable to individuals, due in 2003 with interest at 5.5% per annum	58,074	58,074	5,074
Other notes and amounts	3,285	5,673	5,275
Total debt	85,354	134,380	120,668
Less: current portion	5,784	8,287	808
Long-term debt	$79,570	$126,093	$119,860

* The revolving bank credit agreement was paid off in 2001 but is available until June 2002 with a maximum borrowing limit of $200,000,000. Management is in the process of negotiating a new agreement.

Aggregate maturities of long-term debt are as follows (in thousands):

2002	$5,784
2003	53,986
2004	6,176
2005	602
2006	583
Thereafter	18,223

The convertible debentures are payable to the former owners of businesses that were acquired by the Company.  These individuals continue as employees of the Company following the acquisitions.  The convertible debentures are convertible into cash.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Company has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Company’s outstanding long-term debt obligations at year-end 2001 approximates the recorded aggregate amount.

Property, plant, and equipment, with net carrying values of approximately $53,471,000 at the end of 2001, are mortgaged with maturities through 2021.

Selling and Administrative Expenses

	2001	2000	1999
	(In thousands)
Freight expense for shipments to customers	$103,489	$137,197	$131,085
Amortization of intangible assets	12,646	10,679	5,362
Product development costs	21,415	18,911	17,117
Other selling and administrative expenses	326,656	321,061	244,633
	$464,206	$487,848	$398,197

Income Taxes

Significant components of the provision for income taxes are as follows:

	2001	2000	1999
	(In thousands)
Current:
Federal	$32,393	$62,172	$40,744
State	2,442	3,931	3,046
	34,835	66,103	43,790
Deferred	7,019	(6,356)	6,425
	$41,854	$59,747	$50,215

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.6	1.5	1.7
Other — net	(0.6)	(0.5)	(0.2)
Effective tax rate	36.0%	36.0%	36.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2001	2000	1999
	(In thousands)
Net long-term
deferred tax liabilities:
Tax over book depreciation	$(38,759)	$(37,509)	$(38,133)
OPEB obligations	3,197	3,157	3,430
Compensation	2,519	2,079	1,681
Goodwill	(5,550)	(4,183)	(2,959)
Other — net	(1,039)	(770)	(2,160)
Total net long-term deferred tax liabilities	(39,632)	(37,226)	(38,141)
Net current deferred tax assets:
Workers’ compensation, general, and product liability accruals	1,119	4,183	2,984
Vacation accrual	4,002	4,632	3,492
Integration accruals	(3,766)	(3,205)	(3,263)
Inventory obsolescence reserve	1,969	2,404	1,287
Plant closing accruals	3,302	—	—
Other — net	8,314	11,502	8,971
Total net current deferred tax assets	14,940	19,516	13,471
Net deferred tax (liabilities) assets	$(24,692)	$(17,710)	$(24,671)

Shareholders’ Equity and Earnings Per Share

	2001	2000	1999
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	58,672,933	59,796,891	60,171,753
Preferred Stock, $1 Par Value
Authorized	1,000,000	1,000,000	1,000,000
Issued and outstanding	—	—	—

The Company purchased 1,472,937; 837,552; and 1,408,624 shares of its common stock during 2001, 2000, and 1999, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

Components of other comprehensive income (loss) consist of the following:

	2001	2000	1999
	(In thousands)
Foreign currency translation adjustments - net of tax	$109	$118	$(79)
Change in unrealized gains on marketable securities - net of tax	42	208	(435)
Other comprehensive income (loss)	$151	$326	$(514)

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors.  This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 2001, 2000, and 1999, 7,446; 6,948; and 12,758 shares of Company common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

	2001	2000	1999
	(In dollars)
Common shares	$.48	$.44	$.38

Pursuant to the 1994 Members Stock Purchase Plan, 1,000,000 shares of the Company’s common stock were registered for issuance to participating members. Members who have one year of employment eligibility and work a minimum of 20 hours per week have rights to purchase stock on a quarterly basis. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his or her gross earnings or 4,000 shares, with a maximum fair market value of $25,000 in any calendar year. An additional 128,662 shares were available for issuance under the plan at December 29, 2001.  Shares of common stock were issued in 2001, 2000, and 1999 pursuant to a members stock purchase plan as follows:

	2001	2000	1999
Shares issued	85,385	90,059	115,354
Average price per share	$20.51	$21.10	$19.16

The Company has a shareholders rights plan which will expire August 20, 2008. The plan becomes operative if certain events occur involving the acquisition of 20% or more of the Company’s common stock by any person or group in a transaction not approved by the Company’s Board of Directors. Upon the occurrence of such an event, each right entitles its holder to purchase an amount of common stock of the Company with a market value of $400 for $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Company. The Company has reserved preferred shares necessary for issuance should the rights be exercised.

The Company has entered into change in control employment agreements with corporate officers and certain other key employees. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Company’s common stock or when more than one-third of the Company’s Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors. Upon a change in control, a key employee is deemed to have a two-year employment with the Company, and all his or her benefits are vested under Company plans. If, at any time within two years of the change in control, his or her position, salary, bonus, place of work, or Company-provided benefits are modified, or employment is terminated by the Company for any reason other than cause or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive a severance payment equal to two times annual salary and the average of the prior two years’ bonuses.

Stock Options

Under the Company’s 1995 Stock-Based Compensation Plan, as amended and restated effective November 10, 2000, the Company may award options to purchase shares of the Company’s common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options awarded under the Plan must be at exercise prices equal to or exceeding the fair market value of the Company’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

If compensation costs had been determined based on the fair value at the grant dates for awards under this Plan, consistent with SFAS No.123, the Company’s pro-forma net earnings and both basic and diluted earnings per share would have been reduced by $1,369,000 or $0.02 per share for 2001, $1,122,000 or $0.02 per share for 2000, and $531,000 or $0.01 per share for 1999. The weighted-average fair value of options granted during 2001, 2000, and 1999 estimated on the date of grant using the Black-Scholes option-pricing model was $9.70, $9.25, and $10.01, respectively.  The fair value of 2001, 2000, and 1999 options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.46% to 2.06%, expected volatility of 34.09% to 35.89%, risk-free interest rate of 4.90% to 6.56%, and an expected life of 10 to 12 years depending on grant date.

The status of the Company’s stock option plans is summarized below:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 2, 1999	176,000	$25.62
Granted	328,750	23.47
Exercised	—	—
Forfeited	(97,000)	23.86
Outstanding at January 1, 2000	407,750	$24.30
Granted	532,500	20.13
Exercised	(22,000)	23.80
Forfeited	—	—
Outstanding at December 30, 2000	918,250	$21.90
Granted	266,500	23.39
Exercised	(17,500)	18.31
Forfeited	(37,000)	21.57
Outstanding at December 29, 2001	1,130,250	22.32
Options exercisable at:
December 29, 2001	105,000	24.86
December 30, 2000	—	—
January 1, 2000	—	—

The following table summarizes information about fixed stock options outstanding at December 29, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 29, 2001
$ 24.50-$28.25	105,000	5.5 years	$24.86	105,000
$ 32.50	20,000	6.1 years	$32.50	0
$ 23.31-$23.47	238,750	7.1 years	$23.47	0
$ 18.31-$26.69	500,000	8.6 years	$20.25	0
$ 23.32-$25.27	266,500	9.1 years	$23.39	0

Retirement Benefits

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $24,826,000, $24,400,000, and $21,297,000 in 2001, 2000, and 1999, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries.

The Company’s funding policy is generally to contribute annually the minimum actuarially computed amount. The Company adopted SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” as of January 4, 1998, the beginning of its 1998 fiscal year. Net pension costs relating to these plans were $0 for 2001, 2000, and 1999. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company’s union employees. Pension expense for this plan amounted to $310,000, $308,500, and $329,000 in 2001, 2000, and 1999, respectively.

Postretirement Health Care

In accordance with the guidelines of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company’s balance sheet at:

	2001	2000	1999
	(In thousands)
Reconciliation of benefit obligation
Obligation at beginning of year	$12,229	$20,237	$17,341
Service cost	278	182	529
Interest cost	941	882	1,137
Benefit payments	(952)	(981)	(1,013)
Actuarial (gains) losses	3,042	(5,888)	2,243
Current year prior service cost	1,813	(2,203)	—
Obligation at end of year	$17,351	$12,229	$20,237
Funded status
Funded status at end of year	$17,351	$12,229	$20,237
Unrecognized transition obligation	(6,523)	(7,103)	(9,362)
Unrecognized prior-service cost	(1,582)	(1,813)	(2,338)
Unrecognized gain (loss)	(364)	5,457	862
Net amount recognized	$8,882	$8,770	$9,399
Net periodic postretirement benefit cost include:
Service cost	$278	$182	$529
Interest cost	941	882	1,137
Amortization of transition obligation over 20 years	581	581	713
Amortization of prior service cost	230	—	146
Amortization of (gains) and losses	(474)	(539)	(629)
Net periodic postretirement benefit cost	$1,556	$1,106	$1,896

The discount rates at fiscal year-end 2001, 2000, and 1999 were 6.5%,  8.0%, and 7.5%, respectively. The pre-65 2001 gross trend rates begin at 9.0% for the medical and prescription drug coverages and grade down to 5.0% in eight years and remain at this level for all future years. The post-64 gross trend rates begin at 7.25% for the medical coverage and decrease until the maximum Company subsidy (cap) is reached in 2006. For the prescription drug coverage, the 2002 gross trend rates begin at 9.0% and decrease until the cap is reached in 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$84	$(49)
Effect on the health care component of the accumulated postretirement benefit obligation	$8,099	$(6,182)

Leases

The Company leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under noncancelable leases at the end of 2001 are as follows:

	Capitalized	Operating
	Leases	Leases
	(In thousands)
2002	$1,078	$12,373
2003	211	10,128
2004	211	8,342
2005	211	5,848
2006	211	4,180
Thereafter	1,013	5,003
Total minimum lease payments	2,935	$45,874
Less amount representing interest	743
Present value of net minimum lease payments, including current maturities of $932,000	$2,192

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

	2001	2000	1999
	(In thousands)
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	15,805	15,805	15,805
	19,104	19,104	19,104
Less allowances for depreciation	17,052	14,655	11,816
	$2,052	$4,449	$7,288

Rent expense for the years 2001, 2000, and 1999 amounted to approximately $13,387,000, $15,428,000, and $10,403,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996. These individuals continue as officers of a subsidiary of the Company following the acquisition. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $869,000, $941,000, and $755,000 for the years 2001, 2000, and 1999, respectively.

Contingencies

The Company has contingent liabilities which have arisen in the course of its business, including pending litigation, environmental remediation, taxes, and other claims.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Significant Customer

One office furniture customer accounted for approximately 14%, 14%, and 13% of consolidated net sales in 2001, 2000, and 1999, respectively.

Operating Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the Company as being in two operating segments: office furniture and hearth products, with the former being the principal segment.  The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

The Company’s hearth products segment is somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2001, 53% of consolidated net sales of hearth products were generated in the third and fourth quarters.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net costs of the Company’s corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as an operating segment cost. In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Company’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2001, 2000, and 1999 is as follows:

	2001	2000	1999
	(In thousands)
Net sales:
Office furniture	$1,366,312	$1,649,937	$1,514,991
Hearth products	426,126	396,349	285,940
	$1,792,438	$2,046,286	$1,800,931
Operating profit:
Office furniture*	$112,405	$171,647	$131,607
Hearth products*	39,282	30,232	34,588
Total operating profit	151,687	201,879	166,195
Unallocated corporate expenses	(35,426)	(35,915)	(28,620)
Income before income taxes	$116,261	$165,964	$137,575
Identifiable assets:
Office furniture	$526,712	$638,075	$678,503
Hearth products	320,199	327,528	174,386
General corporate	114,980	56,867	53,834
	$961,891	$1,022,470	$906,723
Depreciation and amortization expense:
Office furniture	$58,658	$58,926	$52,483
Hearth products	20,389	18,109	11,065
General corporate	2,338	2,011	1,905
	$81,385	$79,046	$65,453
Capital expenditures — net:
Office furniture	$29,785	$39,361	$48,565
Hearth products	7,149	17,643	16,489
General corporate	(83)	2,836	6,420
	$36,851	$59,840	$71,474

*Included in operating profit for the office furniture segment are a pretax charge of $22.5 million for closing of facilities and impairment charges in 2001 and a pretax charge of $19.7 million for the closing of facilities and reorganization expense in 1999.  Included in operating profit for the hearth products segment is a pretax charge of $1.5 million for closing of facilities and impairment charges in 2001.

Summary of Unaudited Quarterly Results of Operations

The following table presents certain unaudited quarterly financial information for each of the past 12 quarters. In the opinion of the Company’s management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year-End 2001:
Net sales	$461,997	$444,196	$459,352	$426,893
Cost of products sold	311,711	292,789	298,427	278,213
Gross profit	150,286	151,407	160,925	148,680
Selling and administrative expenses	119,050	118,983	114,759	111,414
Restructuring and impairment charges	—	24,000	—	—
Operating income	31,236	8,424	46,166	37,266
Interest income (expense) – net	(2,700)	(1,832)	(1,375)	(924)
Income before income taxes	28,536	6,592	44,791	36,342
Income taxes	10,273	2,373	16,125	13,083
Net income	$18,263	$4,219	$28,666	$23,259
Net income per common share	$.31	$.07	$.48	$.40
Weighted-average common shares outstanding	59,448	59,205	59,048	58,651
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.5	34.1	35.0	34.8
Selling and administrative expenses	25.8	26.8	25.0	26.1
Provision for closing facilities and reorganization expenses	—	5.4	—	—
Operating income	6.8	1.9	10.1	8.7
Income taxes	2.2	0.5	3.5	3.1
Net income	4.0	0.9	6.2	5.4
Year-End 2000 (a):
Net sales	481,523	509,649	535,322	519,792
Cost of products sold	329,416	343,842	354,367	352,779
Gross profit	152,107	165,807	180,955	167,013
Selling and administrative expenses	111,214	125,513	124,197	126,924
Operating income	40,893	40,294	56,758	40,089
Interest income (expense) – net	(2,550)	(3,688)	(3,303)	(2,529)
Income before income taxes	38,343	36,606	53,455	37,560
Income taxes	13,803	13,188	19,234	13,522
Net income	$24,540	$23,418	$34,221	$24,038
Net income per common share	$.41	$.39	$.57	$.40
Weighted-average common shares outstanding	60,186	60,145	60,162	60,069
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	31.6	32.5	33.8	32.1
Selling and administrative expenses	23.1	24.6	23.2	24.4
Operating income	8.5	7.9	10.6	7.7
Income taxes	2.9	2.6	3.6	2.6
Net income	5.1	4.6	6.4	4.6
Year-End 1999:
Net sales	$427,660	$422,377	$478,609	$472,285
Cost of products sold	295,222	292,077	327,243	322,070
Gross profit	132,438	130,300	151,366	150,215
Selling and administrative expenses	92,465	92,454	104,105	109,173
Provision for closing facilities and reorganization expenses	19,679	—	—	—
Operating income	20,294	37,846	47,261	41,042
Interest income (expense) – net	(2,045)	(2,399)	(2,160)	(2,264)
Income before income taxes	18,249	35,447	45,101	38,778
Income taxes	6,661	12,938	16,462	14,154
Net income	$11,588	$22,509	$28,639	$24,624
Net income per common share	$.19	$.37	$.47	$.41
Weighted-average common shares outstanding	61,154	61,169	60,921	60,159
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	31.0	30.8	31.6	31.8
Selling and administrative expenses	21.6	21.9	21.8	23.1
Provision for closing facilities and reorganization expenses	4.6	—	—	—
Operating income	4.7	9.0	9.9	8.7
Income taxes	1.6	3.1	3.5	3.0
Net income	2.7	5.3	6.0	5.2

(a)                               First quarter 2000 includes partial quarterly results of operation of American Fireplace Company and the Allied Group acquisitions acquired February 29, 2000

Subsequent Event

In January 2002, the Company announced the closing of one office furniture manufacturing operation in Jackson, Tennessee.  The operation will close following an orderly transition of production to other facilities which is expected to be completed during the second quarter of 2002.  The Company expects to realize savings equal to the costs incurred in closing the facility during 2002.

INVESTOR INFORMATION

Common Stock Market Prices and Dividends

Quarterly 2001 – 2000

2001 by Quarter	High	Low	Dividends per Share

	(Unaudited)
1st	$26.50	$22.00	$.12
2nd	26.45	22.44	.12
3rd	26.15	19.96	.12
4th	28.85	20.00	.12
Total Dividends Paid			$.48

2001 by Quarter	High	Low	Dividends per Share

1st	$25.75	$15.56	$.11
2nd	27.88	23.00	.11
3rd	27.88	23.19	.11
4th	27.13	21.00	.11
Total Dividends Paid			$.44

Common Stock Market Price and Price/Earnings Ratio

Fiscal Years 2001 – 1991

	Market Price*			Price/Earnings Ratio
Year	High	Low	Earnings per Share*
				High	Low

	(Unaudited)
2001	28.85	19.96	1.26	23	16
2000	27.88	15.56	1.77	16	9
1999	29.88	18.75	1.44	21	13
1998	37.19	20.00	1.72	22	12
1997	32.13	15.88	1.45	22	11
1996	21.38	9.25	1.13	19	8
1995	15.63	11.50	.67	23	17
1994	17.00	12.00	.87	20	14
1993	14.63	10.75	.70	21	15
1992	11.75	8.25	.59	20	14
1991	10.25	6.63	.51	20	13
Eleven-Year Average				21	13

*              Adjusted for the effect of stock splits

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HON INDUSTRIES Inc. included in this registration statement and have issued our report thereon dated February 1, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The amounts included in Schedule II in this Form 10-K are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements.  These supporting schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois

February 1, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HON INDUSTRIES INC. AND SUBSIDIARIES

December 29, 2001

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES)	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
	(In thousands)
Reserves deducted in the consolidated balance sheet from the assets to which they apply:

Year ended December 29, 2001: Allowance for doubtful accounts	$11,237	$7,287		$1,948 (A	)	$16,576

Year ended December 30, 2000: Allowance for doubtful accounts	$3,568	$8,726		$1,057 (A	)	$11,237

Year ended January 1, 2000: Allowance for doubtful accounts	$2,816	$2,114		$1,362 (A	)	$3,568

Note A:  Excess of accounts written off over recoveries

ITEM 14(a)(3) - INDEX OF EXHIBITS

Exhibit Number	Description of Document
(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999

(3ii)	By-Laws of the Registrant, incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000

(4i)

Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998

(10i)

1995 Stock-Based Compensation Plan, as amended effective November 10, 2000, incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000

(10ii)

1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant’s proxy statement dated March 28, 1997, related to the Registrant’s Annual Meeting of Shareholders held on May 13, 1997

(10iii)	Form of Registrant’s Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994

(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 1995

(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 1995

(10vi)

1994 Members Stock Purchase Plan of the Registrant, as amended effective July 1, 2001, incorporated by reference to Exhibit 10(vi) to the Registrant’s Annual Report on 10-K filed for the year ended December 29, 2001

(10vii)

Agreement as Consultant and Director, dated November 15, 1995, between the Registrant and Robert L. Katz, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996

(10viii)

Form of Director and Officer Indemnification Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996

(10ix)

Form of Common Stock Grant Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996

(10x)

Form of HON INDUSTRIES Inc. Stock-Based Compensation Plan Stock Option Award Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996

(10xi)

Stock Purchase Agreement of the Registrant, dated September 18, 1985, as amended by amendment dated February 11, 1991, between the Registrant and Stanley M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 1998

(10xii)

Real Estate Contract of the Registrant, dated November 15, 1997, between the Registrant and Terrence L. and Loretta B. Mealy, incorporated by reference to Exhibit 10(xii) to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 1998

(10xiii)

$200,000,000 Credit Agreement, dated June 11, 1997; First Amendment to Credit Agreement and Waiver, dated October 20, 1997; and Second Amendment to Credit Agreement, dated January 18, 2000, by and between the Registrant and Bankers Trust Company, as Syndication Agent and Administrative Agent, and various lending institutions, incorporated by reference to Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000

(10xiv)

HON INDUSTRIES Inc. Profit-Sharing Retirement Plan of the Registrant as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant’s Annual Report on 10-K for the year ended December 29, 2001

(10xv)

HON INDUSTRIES Inc. Long-Term Performance Plan of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000

(16)	Letter of Former Accountant, incorporated by reference to the Registrant’s Report on Form 8-K dated May 14, 1996

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Public Accountants

(99A)

Executive Bonus Plan of the Registrant as amended and restated on May 1, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000

(99B)

Executive Deferred Compensation Plan of the Registrant as amended and restated on November 10, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000

(99C)	Letter to Securities and Exchange Commission — Arthur Andersen LLP