Form 10-Q
period 2002-03-30
HON INDUSTRIES INC
filed 2002-05-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

YES ____X_____ NO __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at March 30, 2002
Common Shares, $1 Par Value	58,909,508

HON INDUSTRIES Inc. and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
March 30, 2002, and December 29, 2001	3-4

Condensed Consolidated Statements of Income
Three Months Ended March 30, 2002, and March 31, 2001	5

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 30, 2002, and March 31, 2001	6

Notes to Condensed Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2002	2001
	(Unaudited)
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$ 69,589	$ 78,838
Receivables	159,582	161,390
Inventories (Note B)	53,293	50,140
Deferred income taxes	15,376	14,940
Prepaid expenses and other current assets	12,144	14,349

Total Current Assets	309,984	319,657

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,540	21,678
Buildings	209,057	212,352
Machinery and equipment	498,220	494,458
Construction in progress	12,886	14,247
	741,703	742,735
Less accumulated depreciation	351,669	337,764

Net Property, Plant, and Equipment	390,034	404,971

GOODWILL	214,518	214,337

OTHER ASSETS	20,773	22,926

Total Assets	$ 935,309	$ 961,891

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2002	2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 170,618	$ 216,184
Income taxes	10,145	6,112
Note payable and current maturities
of long-term debt	59,716	6,715
Current maturities of other long-term
obligations	948	1,432

Total Current Liabilities	241,427	230,443

LONG-TERM DEBT	26,107	79,570

CAPITAL LEASE OBLIGATIONS	820	1,260

OTHER LONG-TERM LIABILITIES	19,310	18,306

DEFERRED INCOME TAXES	40,351	39,632

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value; authorized
2,000,000 shares; no shares outstanding	-	-

Common, $1 par value; authorized
200,000,000 shares; outstanding -	58,910	58,673
2002 - 58,909,508 shares;
2001 - 58,672,933 shares

Paid-in capital	7,111	891
Retained earnings	541,090	532,555
Accumulated other comprehensive income	183	561

Total Shareholders' Equity	607,294	592,680

Total Liabilities and Shareholders' Equity	$ 935,309	$ 961,891

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001
	(In thousands, except
	per share data)

Net Sales	$ 399,139	$ 461,997
Cost of products sold	259,398	311,711
Gross Profit	139,741	150,286
Selling and administrative expenses	114,325	119,050
Operating Income	25,416	31,236
Interest income	635	222
Interest expense	1,215	2,922
Income Before Income Taxes	24,836	28,536
Income taxes	8,941	10,273
Net Income	$ 15,895	$ 18,263
Net income per common share	$0.27	$0.31
Average number of common shares outstanding	58,776,955	59,448,220
Cash dividends per common share	$0.125	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 30,	March 31,
	2002	2001
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$ 15,895	$ 18,263
Noncash items included in net income:
Depreciation and amortization	17,148	20,583
Other postretirement and postemployment
benefits	529	246
Deferred income taxes	496	(1,734)
Asset impairment	1,300	-
Other - net	217	-
Net increase (decrease) in noncash operating
assets and liabilities	(40,437)	(18,321)
Increase (decrease) in other liabilities	476	626
Net cash flows from operating activities	(4,376)	19,663

Net Cash Flows From (To) Investing Activities:
Capital expenditures - net	(5,266)	(12,720)
Capitalized software	(22)	(12)
Acquisition spending	-	(6,332)
Long-term investments	1,910	-
Other - net	311	(400)
Net cash flows (to) investing activities	(3,067)	(19,464)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	-	(19,825)
Proceeds from long-term debt	-	36,000
Payments of note and long-term debt	(903)	(1,294)
Proceeds from sales of HON INDUSTRIES common
stock to members and stock-based compensation	6,457	7,454
Dividends paid	(7,360)	(7,140)
Net cash flows from financing activities	(1,806)	15,195

Net increase (decrease) in cash and
cash equivalents	(9,249)	15,394
Cash and cash equivalents at beginning
of period	78,838	3,181

Cash and cash equivalents at end of period	$ 69,589	$ 18,575

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2002

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

Note B. Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

	March 30, 2002	December 29,
($000)	(Unaudited)	2001

Finished products	$ 36,490	$ 33,280
Materials and work in process	26,464	26,469
LIFO allowance	(9,661)	(9,609)
	$ 53,293	$ 50,140

Note C. Plant Shutdown

During the quarter ended March 30, 2002, the Company recorded costs of $3.9 million or $0.04 per diluted share for the shutdown of an office furniture facility in Jackson, Tennessee. Included in the costs were $1.3 million for asset impairments, $.7 million for severance payments, $.3 million for other employee related costs and $1.6 million for certain other expenses associated with the closing of the facility. The Company expects to realize savings during 2002 equal to the costs incurred in closing the facility.

Note D. Restructuring and Impairment Charge

During the quarter ended June 30, 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low volume product lines, and reductions of workforce. Included in this charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California. The charge included $16.2 million of asset impairments and $7.8 million of restructuring expenses.

Approximately $5.8 million of pretax exit costs have been paid and charged against the liability. This included $2.5 million for severance for 493 plant member positions, $0.5 million for other member related costs and $2.8 million for certain other expenses associated with the closing of facilities. The primary costs not yet incurred relate to costs associated with the closed buildings. Management believes the remaining reserve to be adequate to cover these obligations.

Note E. Comprehensive Income

The Company's comprehensive income in 2001 consisted of an unrealized holding gain or loss on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and nominal foreign currency adjustments. The Company sold the equity securities in first quarter 2002; therefore, comprehensive income in 2002 consists totally of foreign currency adjustments.

Note F. Goodwill - Adoption of Statement 142

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is assessed for impairment by applying a fair-value-based test. The Company is in the process of assessing the impairment and does not believe there is an impairment.

The following schedule reports the adjusted net income for the goodwill amortization impact:

	For Period Ended
	March 30, 2002	March 31, 2001

Reported net income	$15,895	$18,263
Add back: Goodwill amortization		1,577
Adjusted net income	$15,895	$19,840

Basic and diluted earnings per share:
Reported net income	$0.27	$0.307
Goodwill amortization		0.027
Adjusted net income	$0.27	$0.334

Note G. New Accounting Standards

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on December 30, 2001, the beginning of its 2002 fiscal year. The adoption did not have an impact on the Company's financial statements.

The Company will be required to adopt Statement No. 143, "Accounting for Asset Retirement Obligations," on December 29, 2002, the beginning of its 2003 fiscal year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

Note H. Business Segment Information

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

No geographic information for revenues from external customers or for long-lived assets is disclosed as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three-month period ended March 30, 2002, and March 31, 2001, is as follows:

	Three Months Ended
	March 30,	March 31,
	2002	2001
Net Sales:
Office furniture	$ 300,221	$ 366,509
Hearth products	98,918	95,488
	$ 399,139	$ 461,997
Operating Profit:
Office furniture	$ 24,248	$ 32,524
Hearth products	6,505	3,238
Total operating profit	30,753	35,762
Unallocated corporate expense	(5,917)	(7,226)
Income before income taxes	$ 24,836	$ 28,536

Identifiable Assets:
Office furniture	$ 512,194	$ 590,319
Hearth products	308,734	340,380
General corporate	114,381	66,203
	$ 935,309	$ 996,902
Depreciation & Amortization Expense:
Office furniture	$ 12,291	$ 14,877
Hearth products	3,309	5,126
General corporate	1,548	580
	$ 17,148	$ 20,583
Capital Expenditure, Net:
Office furniture	$ 4,152	$ 9,716
Hearth products	920	2,922
General corporate	194	82
	$ 5,266	$ 12,720

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

	Comparison of
Increases (Decreases)	Three Months Ended		Three Months Ended
Dollars in Thousands	March 30, 2002 &		March 30, 2002 &
	March 31, 2001		December 29, 2001

Net Sales	$(62,858)	(13.6)%	$(27,754)	(6.5)%
Cost of products sold	(52,313)	(16.8)	(18,815)	(6.8)
Selling & administrative expenses	(4,725)	(4.0)	2,911	2.6
Interest income	413	186.0	135	27.0
Interest expense	(1,707)	(58.4)	(209)	(14.7)
Income taxes	(1,332)	(13.0)	(4,142)	(31.7)
Net Income	(2,368)	(13.0)	(7,364)	(31.7)

Consolidated net sales for the first quarter ending March 30, 2002, were $399.1 million, a 13.6% decrease from the $462.0 million in the first quarter of 2001 due to lower sales volume caused by the continued softness in the office furniture industry. Net income was $15.9 million, compared to $18.3 million for the same period a year ago. Net income per common share for first quarter 2002 was $0.27 per diluted share, a 12.9% decrease from $0.31 per share in first quarter 2001.

For the first quarter of 2002, office furniture comprised 75% of consolidated net sales and hearth products comprised 25%. Net sales for office furniture were down 18.1%. Sales were down in all three office furniture sectors - retail, commercial and contract. The Business and Institutional Furniture Manufacturer's Association (BIFMA) reported shipments down 30 percent for the first two months of 2002. Hearth products sales increased 3.6% for the quarter, compared to the same quarter a year ago. Office furniture contributed 79% of first quarter 2002 consolidated operating profit before unallocated corporate expenses and hearth products contributed 21%.

The consolidated gross profit margin for the first quarter of 2002 was 35.0% compared to 32.5% for the same period in 2001. The improvement in gross profit margins is due to new product introductions and the Company's continued cost containment, rapid continuous improvement (RCI), and business simplification initiatives. Both segments experienced improved margins.

Selling and administrative expenses for the first quarter of 2002 were 28.6% of net sales, compared to 25.8% in the comparable quarter of 2001. Actual selling and administrative dollars for the quarter decreased 4.0 percent or $4.7 million compared to the same quarter last year. Included in selling and administrative expenses in 2002 were $3.9 million of costs due to the shutdown of an office furniture facility in Jackson, Tennessee. Included in the $3.9 million was $1.3 million for asset impairments, $.7 million for severance, $.3 million for other employee related costs, and $1.6 million for certain other expenses associated with the closing of the facility. The Company expects to realize savings during 2002 equal to the costs incurred in closing the facility. Selling and administrative expenses also included approximately $2 million of additional bad debt expense in first quarter 2002 due to the deterioration in the financial condition of a few customers. First quarter 2001 included approximately $2.5 million of goodwill amortization that is not included in 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001, the beginning of the Company's 2002 fiscal year.

Liquidity and Capital Resources

As of March 30, 2002, cash and short-term investments decreased to $69.6 million, compared to a $78.8 million balance at year-end 2001. The annual payment of marketing programs and the annual funding of the Company's retirement plan were the main causes of the decrease in cash. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first quarter of 2002 were $5.3 million and primarily represent investment in new, more efficient machinery and equipment. These investments were funded by cash from operations.

On February 13, 2002, the Board approved a 4.2% increase in the common stock quarterly cash dividend from $0.12 per share to $0.125 per share. The dividend was paid on March 1, 2002, to shareholders of record on February 22, 2002. This was the 188th consecutive quarterly dividend paid by the Company.

The Company did not repurchase any of its common stock during the first quarter of 2002. As of March 30, 2002, approximately $78.6 million of the Board's current repurchase authorization remained unspent.

Looking Ahead

The Company anticipates the second quarter to be challenging due to the continued slowdown in the office furniture industry. DRI-WEFA, BIFMA's forecasting consultant, is projecting the office furniture industry to be down over 15 percent in the second quarter of 2002 compared to the same quarter last year.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from its cost containment and business simplification initiatives, to realize the savings from its closing of the Jackson, Tennessee, facility, to achieve expected financial benefit from its contract sector strategy, to introduce and obtain sales at improved gross margins from new products, and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

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

Dated: May 1, 2002                                                  HON INDUSTRIES Inc.

                                                                                By:    /s/ Jerald K. Dittmer
                                                                                        Jerald K. Dittmer
                                                                                        Vice President and CFO