Form 10-Q
period 2002-06-29
HON INDUSTRIES INC
filed 2002-08-09
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2002

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission File Number 0-2648

HON INDUSTRIES Inc. (Exact name of Registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

P. O. Box 1109, 414 East Third Street, Muscatine, Iowa (Address of principal executive offices)	52761-0071 (Zip Code)

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

YES X NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class Common Shares, $1 Par Value	Outstanding at June 29, 2002 58,937,186


HON INDUSTRIES Inc. and SUBSIDIARIES

INDEX PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 29, 2002 and December 29, 2001	3-4
Condensed Consolidated Statements of Income - Three Months Ended June 29, 2002, and June 30, 2001	5
Condensed Consolidated Statements of Income - Six Months Ended June 29, 2002, and June 30, 2001	6
Condensed Consolidated Statements of Cash Flows - Six Months Ended June 29, 2002, and June 30, 2001	7
Notes to Condensed Consolidated Financial Statements	8-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2002 (Unaudited)	December 29, 2001
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$ 88,213	$ 78,838
Short-term investments	5,000	-
Receivables	181,677	161,390
Inventories (Note C)	62,260	50,140
Deferred income taxes	14,059	14,940
Prepaid expenses and other current assets	9,195	14,349
Total Current Assets	360,404	319,657
PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,561	21,678
Buildings	208,517	212,352
Machinery and equipment	500,575	494,458
Construction in progress	9,988	14,247
	740,641	742,735
Less accumulated depreciation	362,098	337,764
Net Property, Plant, and Equipment	378,543	404,971
GOODWILL	186,685	186,694
OTHER ASSETS	58,132	50,569
Total Assets	$ 983,764	$ 961,891

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2002 (Unaudited)	December 29, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 200,785	$ 216,184
Income taxes	13,732	6,112
Note payable and current maturities of long-term debt	59,297	6,715
Current maturities of other long-term obligations	999	1,432
Total Current Liabilities	274,813	230,443
LONG-TERM DEBT	26,062	79,570
CAPITAL LEASE OBLIGATIONS	791	1,260
OTHER LONG-TERM LIABILITIES	20,002	18,306
DEFERRED INCOME TAXES	41,352	39,632
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value; authorized
2,000,000 shares; no shares outstanding	-	-
Common, $1 par value; authorized
200,000,000 shares; outstanding -	58,937	58,673
2002 - 58,937,186 shares;
2001 - 58,672,933 shares
Paid-in capital	7,755	891
Retained earnings	553,869	532,555
Accumulated other comprehensive income	183	561
Total Shareholders' Equity	620,744	592,680
Total Liabilities and Shareholders' Equity	$ 983,764	$ 961,891
See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	June 29, 2002	June 30, 2001
	(In thousands, except per share data)
Net Sales	$ 399,299	$ 444,196
Cost of products sold	256,696	292,789
Gross Profit	142,603	151,407
Selling and administrative expenses	111,320	118,983
Restructuring and impairment charges	(900)	24,000
Operating Income	32,183	8,424
Interest income	549	486
Interest expense	1,259	2,318
Income Before Income Taxes	31,473	6,592
Income taxes	11,330	2,373
Net Income	$ 20,143	$ 4,219
Net income per common share (basic and diluted)	$0.34	$0.07
Average number of common shares outstanding (basic)	58,918,130	59,204,849
Cash dividends per common share	$0.125	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	June 29, 2002	June 30, 2001
	(In thousands, except per share data)

Net Sales	$ 798,438	$ 906,193
Cost of products sold	516,094	604,500
Gross Profit	282,344	301,693
Selling and administrative expenses	221,745	238,033
Restructuring and impairment charges	3,000	24,000
Operating Income	57,599	39,660
Interest income	1,184	708
Interest expense	2,474	5,240
Income Before Income Taxes	56,309	35,128
Income taxes	20,271	12,646
Net Income	$ 36,038	$ 22,482
Net income per common share (basic and diluted)	$0.61	$0.38
Average number of common shares outstanding (basic)	58,847,543	59,326,535
Cash dividends per common share	$0.25	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 29, 2002	June 30, 2001
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$ 36,038	$ 22,482
Noncash items included in net income:
Depreciation and amortization	34,568	41,199
Other postretirement and postemployment
benefits	1,101	742
Deferred income taxes	2,813	2,626
Asset impairment	1,300	16,200
Other - net	(502)	64
Changes in operating assets and liabilities	(36,882)	3,758
Increase (decrease) in other liabilities	595	613
Net cash flows from (to) operating activities	39,031	87,684
Net Cash Flows From (To) Investing Activities:
Capital expenditures - net	(9,329)	(23,921)
Capitalized software	(22)	(89)
Acquisition spending	-	(6,332)
Short-term investments - net	(5,000)	-
Long-term investments - net	(7,408)	-
Other - net	1,094	(711)
Net cash flows from (to) investing activities	(20,665)	(31,053)
Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	-	(22,730)
Proceeds from long-term debt	-	36,000
Payments of note and long-term debt	(1,396)	(31,736)
Proceeds from sales of HON INDUSTRIES common stock to members	7,129	8,004
Dividends paid	(14,724)	(14,249)
Net cash flows from (to) financing activities	(8,991)	(24,711)
Net increase (decrease) in cash and cash equivalents	9,375	31,920
Cash and cash equivalents at beginning of period	78,838	3,181
Cash and cash equivalents at end of period	$ 88,213	$ 35,101
See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 29, 2002

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

Note B.  Summary of Significant Accounting Policies

Revenue recognition - Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sales agreement. Revenue includes freight charges to customers; related costs are in selling and administrative expense. Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a deduction to net sales.

Investments - The Company acquired investments during the second quarter of 2002, which consist of investment grade debt securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these as held to maturity securities which are recorded at amortized cost, which approximates the fair value at June 29, 2002.

Note C. Inventories
Inventories of the Company and its subsidiaries are summarized as follows:
($000)	June 29, 2002 (Unaudited)	December 29, 2001
Finished products	$ 45,371	$ 33,280
Materials and work in process	26,604	26,469
LIFO allowance	(9,715)	(9,609)
	$ 62,260	$ 50,140


Note D. Comprehensive Income The Company's comprehensive income in 2002 consists totally of foreign currency adjustments.
Note E. Earnings Per Share The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):
	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerators: Numerators for both basic and diluted EPS net income (in millions)	$ 20.1	$ 4.2	$ 36.0	$ 22.5
Denominators: Denominator for basic EPS weighted-average common shares outstanding	58,918,130	59,204,849	58,847,543	59,326,535
Potentially dilutive shares from stock option plans	243,149	116,713	239,804	138,034
Denominator for diluted EPS	59,161,279	59,321,562	59,087,347	59,464,569

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at June 29, 2002 and June 30, 2001, because the option prices were greater than the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for the three and six months ended June 29, 2002, was 30,000 with a range of per share exercise prices of $28.25 - $32.50. The number of stock options outstanding, which met this criterion for the three and six-month periods ended June 30, 2001, was 755,250 with a range of per share exercise prices of $23.31-$32.50 and 240,000 with a range of per share exercise prices of $24.28-$32.50, respectively. There was no difference between EPS on a basic and diluted basis for the periods presented.


Note F. Restructuring Reserve The following table details the change in restructuring reserve since the end of the previous fiscal year:
	Severance Costs	Facility Termination Costs	Other Costs	Asset Impairment Write-downs	Total
Restructuring reserve at December 29, 2001	$ 768	$ 1,233	$ 716	$ -	$ 2,717
Restructuring charge	737	1,550	313	1,300	3,900
Cash payments	(636)	(522)	(367)	-	(1,525)
Charge against assets	-	-	-	(1,300)	(1,300)
Restructuring reserve at March 30, 2002	$ 869	$ 2,261	$ 662	$ -	$ 3,792
Restructuring charge	-	1,465	-		1,465
Restructuring credit	(852)	(933)	(580)		(2,365)
Cash payments	(17)	(314)	(49)		(380)
Restructuring reserve at June 29, 2002	$ -	$ 2,479	$ 33	$ -	$ 2,512

The additional restructuring charges taken during the first and second quarters of 2002 were due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. The additional charge of approximately $1.5 million taken during the second quarter was due to new developments in the area regarding real estate availability that required revised estimates on the Company's ability to sublease the facility.

Approximately $2.4 million of a restructuring credit was taken back into income during the second quarter. This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan.


Note G.   Goodwill - Adoption of Statement 142

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values at the beginning of the period and therefore, no impairment of goodwill was recorded. Also pursuant to the standard, the Company has ceased recording of goodwill and indefinite-lived intangibles amortization in 2002.

The Company also owns a trademark having a gross carrying amount of $9.3 million, accumulated amortization of $1.2 million and a net value of $8.1 million as of December 29, 2001. The fair value of the trademark exceeded the carrying value of the trademark at the beginning of the period and thus, no impairment was recorded. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. The Company ceased amortizing the trademark in 2002.

The table below summarizes amortizable definite-lived intangible assets as of June 29, 2002 and December 29, 2001, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

June 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$ 16,450	$ 8,632	$ 7,818
License agreements and other	26,027	4,004	22,023
Total intangible assets	$ 42,477	$ 12,636	$ 29,841

December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$ 16,450	$ 7,876	$ 8,574
License agreements and other	26,027	3,414	22,613
Total intangible assets	$ 42,477	$ 11,290	$ 31,187


Aggregate amortization expense for the three- and six-months ended June 29, 2002 and June 30, 2001 were $673,000, $1,346,000, $551,000, and $1,096,000, respectively. Amortization expense is estimated to be approximately $2.7 million per year for each of the next five years.

The changes in the carrying amount of goodwill since December 29, 2001 are as follows, by reporting segment:
	Office Furniture	Hearth Products	Total
Balance as of December 30, 2001	$ 43,611	$ 143,083	$ 186,694
Net Goodwill disposed of during the period	-	(9)	(9)
Balance as of June 29, 2002	$ 43,611	$ 143,074	$ 186,685
The following schedule reports the adjusted net income for the goodwill and indefinite-lived trademark amortization effect:
	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Reported net income	$ 20,143	$ 4,219	$ 36,038	$ 22,482
Add back: Goodwill amortization, net of tax	-	1,385	-	2,828
Add back: Trademark amortization, net of tax	-	37	-	74
Adjusted net income	$ 20,143	$ 5,641	$ 36,038	$ 25,385
Basic and diluted earnings per share:
Reported net income	$ 0.34	$ 0.071	$ 0.61	$ 0.379
Goodwill & trademark amortization, net of tax	-	0.024	-	0.049
Adjusted net income	$ 0.34	$ 0.095	$ 0.61	$ 0.428

Note H.  New Accounting Standards

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


The Company will be required to adopt SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

Note I.  Contingencies

The Company has contingent liabilities, which have arisen in the course of its business, including pending litigation, environmental remediation, taxes, and other claims. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flow.

Note J.  Business Segment Information

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

Reportable segment data reconciled to the consolidated financial statements for the three-month and six-month periods ended June 29, 2002, and June 30, 2001, is as follows:


	Three Months Ended		Six-Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(In thousands)
Net Sales:
Office furniture	$ 303,144	$ 338,578	$ 603,365	$ 705,087
Hearth products	96,155	105,618	195,073	201,106
	$ 399,299	$ 444,196	$ 798,438	$ 906,193
Operating Profit:
Office furniture
Operations before restructuring charges	$ 30,948	$ 32,366	$ 59,096	$ 64,890
Restructuring and impairment charges	900	(22,500)	(3,000)	(22,500)
Office furniture - net	31,848	9,866	56,096	42,390
Hearth products
Operations before restructuring charges	8,819	9,519	15,324	12,757
Restructuring and impairment charges	-	(1,500)	-	(1,500)
Hearth products - net	8,819	8,019	15,324	11,257
Total operating profit	40,667	17,885	71,420	53,647
Unallocated corporate expense	(9,194)	(11,293)	(15,111)	(18,519)
Income before income taxes	$ 31,473	$ 6,592	$ 56,309	$ 35,128

Depreciation & Amortization Expense:
Office furniture	$ 12,110	$ 14,877	$ 24,401	$ 29,754
Hearth products	3,681	5,160	6,990	10,286
General corporate	1,629	579	3,177	1,159
	$ 17,420	$ 20,616	$ 34,568	$ 41,199
Capital Expenditures, Net:
Office furniture	$ 2,127	$ 9,260	$ 6,279	$ 18,976
Hearth products	1,552	1,600	2,472	4,522
General corporate	384	341	578	423
	$ 4,063	$ 11,201	$ 9,329	$ 23,921

			As of June 29, 2002	As of June 30, 2001
Identifiable Assets:
Office furniture			$ 527,132	$ 575,470
Hearth products			311,008	339,483
General corporate			145,624	69,318
			$ 983,764	$ 984,271


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:
	Comparison of
Increases (Decreases)	Three Months Ended		Six Months Ended		Three Months Ended
Dollars in Thousands	June 29, 2002 & June 30, 2001		June 29, 2002 & June 30, 2001		June 29, 2002 & March 30, 2002

Net Sales	$ (44,897)	(10.1)%	$(107,755)	(11.9)%	$ 160	- %
Cost of products sold	(36,093)	(12.3)	(88,406)	(14.6)	(2,702)	(1.0)
Selling & administrative expenses	(7,663)	(6.4)	(16,288)	(6.8)	895	0.8
Restructuring and impairment charges	(24,900)	(103.8)	(21,000)	(87.5)	(4,800)	(123.1)
Interest income	63	13.0	476	67.2	(86)	(13.5)
Interest expense	(1,059)	(45.7)	(2,766)	(52.8)	44	3.6
Income taxes	8,957	377.5	7,625	60.3	2,389	26.7
Net Income	15,924	377.4	13,556	60.3	4,248	26.7

Consolidated net sales for the second quarter ending June 29, 2002, were $399.3 million, a 10.1% decrease from $444.2 million in the second quarter of 2001. Net income was $20.1 million, compared to $4.2 million for the same period a year ago. Net income per share was $0.34 per diluted share compared to $0.07 per diluted share in second quarter 2001. Second quarter 2001 results included a pre-tax charge of $24.0 million ($0.26 per diluted share) for a restructuring plan that involved consolidating facilities, discontinuing low volume product lines and reducing the workforce.

For the first six months of 2002, consolidated net sales decreased 11.9% to $798.4 million from $906.2 million last year. Net income was $36.0 million or $0.61 per diluted share compared to $0.38 per diluted share last year after recording the $0.26 per diluted share restructuring charge.

For the second quarter of 2002, office furniture comprised 76% of consolidated net sales and hearth products comprised 24%. Net sales for office furniture were down 10.5% due to continued deterioration in the office furniture industry. Hearth products sales decreased 9.0% for the quarter primarily due to the latent impact on second quarter demand of reduced mortgage applications which occurred immediately after the September 11 tragedy, inventory level adjustments in the home center business channel, and reduced demand for pellet stoves due to lower energy costs. Office furniture contributed 78% of second quarter 2002 consolidated operating profit before unallocated corporate expenses.


The consolidated gross profit margin for the second quarter of 2002 increased to 35.7% compared to 34.1% for the same period in 2001. This increase in margin was due to rapid continuous improvement, new product introductions, cost containment, and restructuring initiatives.

Selling and administrative expenses for the second quarter of 2002 were 27.9% of net sales compared to 26.8% in the comparable quarter of 2001. This increase was due to lower overall sales volume and increased investment in building brand equity and new product development. Selling and administrative expenses include freight expense for shipments to customers, which amounted to $24.3 million and $25.8 million, for the quarter ended June 29, 2002 and June 30, 2001, respectively. Actual selling and administrative dollars for the quarter decreased over 6% or $7.7 million. Second quarter 2001 included approximately $2.2 million of goodwill amortization that is not included in 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001, the beginning of the Company's 2002 fiscal year.

During the quarter ended June 30, 2001, the Company recorded a pretax restructuring charge of $24.0 million or $0.26 per diluted share. The plan involved consolidating physical facilities, discontinuing low volume product lines and reducing the workforce. Approximately 470 plant members were terminated and received severance due to the restructuring plan. Approximately $2.4 million of the charge was taken back into income during the second quarter of 2002. This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan.

The Company recorded additional restructuring charges of approximately $5.4 million during the first and second quarters of 2002 due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. The additional charge during the second quarter was due to new developments in the area regarding real estate availability that required revised estimates on the Company's ability to sublease the facility.

Liquidity and Capital Resources

As of June 29, 2002, cash and short-term investments increased to $93.2 million compared to a $78.8 million balance at year-end 2001. Net cash flows from operations contributed to the improvement. Cash flow from operations for the first six months was $39.0 million compared to $87.7 million last year. Inventory levels increased primarily as a result of the year-end 2001 production shutdown and inventory produced in 2002 associated with new turnkey contracts. The increase in receivables reflects an increase in day's sales outstanding of 38.9 compared to 36.8 in 2001 mainly due to larger contract customers and the effect of unusually strong cash collections at the end of 2001. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.


Net capital expenditures for the first six months of 2002 were $9.3 million and primarily represent investment in new machinery and equipment for new products compared to $23.9 million in 2001, which was primarily for new products and productivity improvements. These investments were funded by cash from operations.

The Board of Directors declared a regular quarterly cash dividend of $0.125 per share on its common stock on May 7, 2002, to shareholders of record at the close of business on May 17, 2002. It was paid on May 31, 2002, and represented the 189th consecutive quarterly dividend paid by the Company.

For the six months ended June 29, 2002, the Company did not repurchase any of its common stock. As of June 29, 2002, approximately $78.6 million of the Board's current repurchase authorization remained unspent.

On August 5, 2002, the Board of Directors declared a $0.125 per common share cash dividend to shareholders of record on August 15, 2002, to be paid on August 30, 2002.

Critical Accounting Policies

The Company's critical accounting policies are outlined in its Form 10-K for fiscal year ended December 29, 2001. The following policies are relevant to 2002.

The Company normally recognizes revenue upon shipment of goods. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance. Revenue includes freight charges to customers; related costs are in selling and administrative expense. Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a deduction to net sales.

The Company acquired investments during the second quarter of 2002, which consist primarily of investment grade debt securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these as held to maturity securities which are recorded at amortized cost, which approximates the fair value at June 29, 2002.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values at the beginning of the period and therefore, no impairment of goodwill was recorded. The fair market value of the reporting units are sensitive to significant assumptions and estimates, including projected cash flows and discount rates. Should the fair value decline based upon changes in these estimates and assumptions, an impairment charge may need to be recorded. Also pursuant to the standard, the Company has ceased recording of goodwill amortization in 2002.


Looking Ahead

The Company anticipates the remainder of the year to be challenging. DRI-WEFA, the Business and Institutional Furniture Manufacturer's Association's ("BIFMA") forecasting consultant, is projecting the office furniture industry to be down 7 percent in the third quarter and up 3 percent in the fourth quarter of 2002 compared to the same quarters last year. The Company's recent order patterns have been stronger. Over capacity in the domestic office furniture industry as well as an increase in lower-priced foreign imports is likely to result in margin pressure. The Company is pursuing strategies to minimize this impact.

Increased investment in new products in the hearth products segment, which were well received at recent industry trade shows, is expected to positively impact performance during the remainder of the year. In addition, continued strength of new residential construction and low inventories in the retail channel should stimulate demand in subsequent quarters.

The recently enacted tariff on steel imports has created uncertainty in pricing and supply of steel in America. The Company is working to mitigate the potential negative impact this may have on its results and is also working with an industry coalition to address the broader issue.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from its cost containment and business simplification initiatives, to minimize the effects of industry over capacity and foreign imports on its sales and margins, to realize financial benefits from investments in new products, to mitigate the effects of uncertain steel prices and supplies, the possibility that recent improvements in order patterns may not continue and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.


PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 6, 2002, for purposes of electing five Directors to the Board of Directors, and to adopt the HON INDUSTRIES Inc. 2002 Members' Stock Purchase Plan. As of March 1, 2002, the record date for the meeting, there were 58,895,314 shares of common stock issued and outstanding and entitled to vote at the meeting. The first proposal voted upon was the election of one Director for a term of two years and four Directors for a term of three years and until their successors are elected and shall qualify. The five persons nominated by the Company's Board of Directors received the following votes and were elected:

	For	Withheld/ Abstained	Against
Two-Year Term: Robert L. Katz	50,629,037 or 85.4%	1,290,335 or 2.2%	-0- or 0.0%
Three-Year Term: Cheryl A. Francis M. Farooq Kathwari Richard H. Stanley Brian E. Stern	50,693,514 or 86.1% 50,659,534 or 86.0% 50,520,259 or 85.8% 50,938,601 or 86.5%	865,858 or 1.5% 899,838 or 1.5% 1,039,113 or 1.8% 620,771 or 1.1%	-0- or 0.0% -0- or 0.0% -0- or 0.0% -0- or 0.0%
Other Directors whose term of office as a Director continued after the meeting are: Gary M. Christensen, Robert W. Cox, Dennis J. Martin, Jack D. Michaels, Abbie J. Smith, and Lorne R. Waxlax.

The second proposal voted upon was the adoption of the 2002 Members' Stock Purchase Plan. The proposal was approved with 46,535,771 votes, or 79.0% voting for; 4,522,971 votes, or 7.7% voting against; and 500,630 votes, or 0.9% abstaining.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits. None.

(b)   Reports on Form 8-K.  The Company filed a periodic report on Form 8-K dated May 7, 2002, to report the dismissal of Arthur Andersen LLP and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year 2002.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2002	HON INDUSTRIES Inc. By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer