Form 10-Q
period 2002-09-28
HON INDUSTRIES INC
filed 2002-11-12
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2002

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to _____________________

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
YES   X            NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 28, 2002 58,932,968


HON INDUSTRIES Inc. and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
		Page
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -- September 28, 2002 and December 29, 2001		3-4

Condensed Consolidated Statements of Income -- Three Months Ended September 28, 2002 and September 29, 2001		5

Condensed Consolidated Statements of Income -- Nine Months Ended September 28, 2002 and September 29, 2001		6

Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 28, 2002 and September 29, 2001		7

Notes to Condensed Consolidated Financial Statements		8-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		16-19

Item 4. Controls and Procedures		19-20
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		20

SIGNATURES		20

EXHIBIT INDEX		21
(99.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATIONS		22-24


PART I. FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2002 (Unaudited)	December 29, 2001
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$ 109,654	$ 78,838
Short-term investments	1,900	-
Receivables	189,068	161,390
Inventories (Note C)	56,928	50,140
Deferred income taxes	13,865	14,940
Prepaid expenses and other current assets	8,887	14,349

Total Current Assets	380,302	319,657

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,464	21,678
Buildings	207,669	212,352
Machinery and equipment	501,573	494,458
Construction in progress	10,675	14,247
	741,381	742,735
Less accumulated depreciation	373,708	337,764

Net Property, Plant, and Equipment	367,673	404,971

GOODWILL	192,395	186,694

OTHER ASSETS	64,432	50,569

Total Assets	$ 1,004,802	$ 961,891

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2002 (Unaudited)	December 29, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 220,354	$ 216,184
Income taxes	10,595	6,112
Note payable and current maturities of long-term debt	57,883	6,715
Current maturities of other long-term obligations	1,065	1,432
Total Current Liabilities	289,897	230,443

LONG-TERM DEBT	11,049	79,570

CAPITAL LEASE OBLIGATIONS	1,224	1,260

OTHER LONG-TERM LIABILITIES	20,885	18,306

DEFERRED INCOME TAXES	41,389	39,632

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding

Common, $1 par value; authorized 200,000,000 shares, outstanding - 2002 - 58,932,968 shares 2001 - 58,672,933 shares	58,933	58,673

Paid-in capital	7,584	891
Retained earnings	573,658	532,555
Accumulated other comprehensive income	183	561

Total Shareholders' Equity	640,358	592,680

Total Liabilities and Shareholders' Equity	$ 1,004,802	$ 961,891
See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	September 28, 2002	September 29, 2001
	(In thousands, except share and per share data)

Net Sales	$ 446,274	$ 459,352
Cost of products sold	285,996	298,427
Gross Profit	160,278	160,925
Selling and administrative expenses	117,274	114,759
Operating Income	43,004	46,166
Interest income	701	509
Interest expense	1,278	1,884
Income Before Income Taxes	42,427	44,791
Income taxes	15,274	16,125
Net Income	$ 27,153	$ 28,666
Net income per common share (basic and diluted)	$0.46	$0.48
Average number of common shares outstanding (basic)	58,918,097	59,047,587
Average number of common shares outstanding (dilutive)	59,139,808	59,172,008
Cash dividends per common share	$0.125	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
	(In thousands, except share and per share data)

Net Sales	$ 1,244,712	$ 1,365,545
Cost of products sold	802,090	902,927
Gross Profit	442,622	462,618
Selling and administrative expenses	339,019	352,792
Restructuring and impairment charges	3,000	24,000
Operating Income	100,603	85,826
Interest income	1,885	1,217
Interest expense	3,752	7,124
Income Before Income Taxes	98,736	79,919
Income taxes	35,545	28,771
Net Income	$ 63,191	$ 51,148
Net income per common share (basic and diluted)	$1.07	$0.86
Average number of common shares outstanding (basic)	58,871,061	59,233,573
Average number of common shares outstanding (dilutive)	59,190,939	59,396,723
Cash dividends per common share	$0.375	$0.36

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 28, 2002	September 29, 2001
	(In thousands)

Net Cash Flows From (To) Operating Activities:
Net income	$ 63,191	$ 51,148
Noncash items included in net income:
Depreciation and amortization	51,758	61,777
Other post retirement and post employment benefits	1,674	1,249
Deferred income taxes	3,044	4,322
Asset impairment	1,300	16,200
Stock issued to retirement plan	5,750	-
Other - net	6,441	64
Changes in operating assets and liabilities	(30,828)	12,483
Increase (decrease) in other liabilities	906	(2,898)
Net cash flows from (to) operating activities	103,236	144,345

Net Cash Flows From (To) Investing Activities:
Capital expenditures - net	(16,732)	(32,170)
Capitalized software	(21)	(109)
Acquisition spending	-	(8,632)
Short-term investments - net	(1,900)	-
Long-term investments - net	(15,395)	-
Other - net	297	344
Net cash flows from (to) investing activities	(33,751)	(40,567)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(749)	(35,059)
Proceeds from long-term debt	38	36,218
Payments of note and long-term debt	(17,428)	(54,389)
Proceeds from sales of HON INDUSTRIES common stock to members	1,558	8,525
Dividends paid	(22,088)	(21,336)
Net cash flows from (to) financing activities	(38,669)	(66,041)

Net increase (decrease) in cash and cash equivalents	30,816	37,737
Cash and cash equivalents at beginning of period	78,838	3,181

Cash and cash equivalents at end of period	$ 109,654	$ 40,918
See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 28, 2002

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 28, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

Investments - The Company acquired investments during the second and third quarters of 2002, which consist of investment grade debt securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these as held to maturity securities which are recorded at amortized cost, which approximates the fair value at September 28, 2002.

Note C. Inventories
Inventories of the Company and its subsidiaries are summarized as follows:

	September 28, 2002 (Unaudited)	December 29, 2001
($000)

Finished products	$ 37,625	$ 33,280
Materials and work in process	29,069	26,469
LIFO allowance	(9,766)	(9,609)
	$ 56,928	$ 50,140


Note D.  Comprehensive Income

The Company's comprehensive income in 2002 consists totally of foreign currency adjustments.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Numerators: Numerators for both basic and diluted EPS net income (in millions)	$ 27.2	$ 28.7	$ 63.2	$ 51.1

Denominators: Denominator for basic EPS weighted-average common shares outstanding	58,918,097	59,047,587	58,871,061	59,233,573

Potentially dilutive shares from stock option plans	221,711	124,421	319,878	163,150

Denominator for diluted EPS	59,139,808	59,172,008	59,190,939	59,396,723

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at September 28, 2002 and September 29, 2001, because the option prices were greater than the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for the three and nine months ended September 28, 2002, was 130,000 with a range of per share exercise prices of $26.69 - $32.50 and 30,000 with a range of per share exercise prices of $28.25 - $32.50, respectively. The number of stock options outstanding, which met this criterion for the three- and nine-month periods ended September 29, 2001, was 240,000 with a range of per share exercise prices of $24.28-$32.50. There was no difference between EPS on a basic and diluted basis for the periods presented.


Note F. Restructuring Reserve The following table details the change in restructuring reserve since the end of the previous fiscal year:
	Severance Costs	Facility Termination Costs	Other Costs	Asset Impairment Write-downs	Total

Restructuring reserve at December 29, 2001	$ 768	$ 1,233	$ 716	$ -	$ 2,717

Restructuring charge	737	1,550	313	1,300	3,900

Cash payments	(636)	(522)	(367)	-	(1,525)

Charge against assets	-	-	-	(1,300)	(1,300)

Restructuring reserve at March 30, 2002	$ 869	$ 2,261	$ 662	$ -	$ 3,792

Restructuring charge	-	1,465	-	-	1,465

Restructuring credit	(852)	(933)	(580)	-	(2,365)

Cash payments	(17)	(314)	(49)	-	(380)

Restructuring reserve at June 29, 2002	$ -	$ 2,479	$ 33	$ -	$ 2,512

Cash payments	-	(174)	(17)	-	(191)

Restructuring reserve at September 28, 2002	$ -	$ 2,305	$ 16	$ -	$ 2,321


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

The table below summarizes amortizable definite-lived intangible assets as of September 28, 2002 and December 29, 2001, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Value

Patents	$ 16,450	$ 9,009	$ 7,441
License agreements and other	26,076	4,299	21,777

Total intangible assets	$ 42,526	$ 13,308	$ 29,218


December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Value

Patents	$ 16,450	$ 7,876	$ 8,574
License agreements and other	26,027	3,414	22,613

Total intangible assets	$ 42,477	$ 11,290	$ 31,187

Aggregate amortization expense for the three- and nine-months ended September 28, 2002 and September 29, 2001 were $672,000, $2,018,000, $552,000, and $1,647,000, respectively. Amortization expense is estimated to be approximately $2.7 million per year for each of the next five years.

The changes in the carrying amount of goodwill since December 29, 2001 are as follows, by reporting segment:

	Office Furniture	Hearth Products	Total
Balance as of December 30, 2001	$ 43,611	$ 143,083	$ 186,694
Net Goodwill disposed of during the period	-	(9)	(9)
Balance as of June 29, 2002	$ 43,611	$ 143,074	$ 186,685
Goodwill increase during period	-	5,710	5,710
Balance as of September 28, 2002	$ 43,611	$ 148,784	$ 192,395


The third quarter goodwill increase relates to additional purchase consideration associated with debentures issued in connection with a prior acquisition.

The following schedule reports the adjusted net income for the goodwill and indefinite-lived trademark amortization effect:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Reported net income	$ 27,153	$ 28,666	$ 63,191	$ 51,148
Add back: Goodwill amortization, net of tax	-	1,391	-	4,219
Add back: Trademark amortization, net of tax	-	37	-	112
Adjusted net income	$ 27,153	$ 30,094	$ 63,191	$ 55,479

Basic and diluted earnings per share:
Reported net income	$ 0.46	$ 0.48	$ 1.07	$ 0.86
Goodwill & trademark amortization, net of tax	-	0.02	-	0.07
Adjusted net income	$ 0.46	$ 0.50	$ 1.07	$ 0.93

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

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net cost of the Company's corporate operations (including costs not considered in measuring segment unit performance), interest income, and interest expense.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001, is as follows:


	Three Months Ended		Nine-Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept, 28, 2002	Sept. 29, 2001
	(In thousands)
Net Sales:
Office furniture	$ 344,470	$ 353,138	$ 947,835	$ 1,058,225
Hearth products	101,804	106,214	296,877	307,320
	$ 446,274	$ 459,352	$ 1,244,712	$ 1,365,545
Operating Profit:
Office furniture
Operations before restructuring charges	$ 42,116	$ 41,223	$ 101,212	$ 106,113
Restructuring and impairment charges	-	-	(3,000)	(22,500)
Office furniture - net	42,116	41,223	98,212	83,613
Hearth products
Operations before restructuring charges	11,727	12,277	27,051	25,034
Restructuring and impairment charges	-	-	-	(1,500)
Hearth products - net	11,727	12,277	27,051	23,534
Total operating profit	53,843	53,500	125,263	107,147
Unallocated corporate expense	(11,416)	(8,709)	(26,527)	(27,228)
Income before income taxes	$ 42,427	$ 44,791	$ 98,736	$ 79,919

Depreciation & Amortization Expense:
Office furniture	$ 12,176	$ 14,957	$ 36,577	$ 44,711
Hearth products	3,328	5,028	10,318	15,314
General corporate	1,686	593	4,863	1,752
$ 17,190		$ 20,578	$ 51,758	$ 61,777
Capital Expenditures, Net:
Office furniture	$ 4,371	$ 6,477	$ 10,650	$ 25,453
Hearth products	1,936	1,161	4,408	5,683
General corporate	1,096	611	1,674	1,034
$ 7,403		$ 8,249	$ 16,732	$ 32,170

			As of Sept. 28, 2002	As of Sept. 29, 2001
Identifiable Assets:
Office furniture			$ 516,417	$ 574,858
Hearth products			312,136	340,921
General corporate			176,249	80,640
			$ 1,004,802	$ 996,419


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

	Comparison of
Increases (Decreases)	Three Months Ended		Nine Months Ended		Three Months Ended
Dollars in Thousands	September 28, 2002 & September 29, 2001		September 28, 2002 & September 29, 2001		September 28, 2002 & June 29, 2002

Net Sales	$ (13,078)	(2.8)%	$(120,833)	(8.8)%	$ 46,975	11.8%
Cost of products sold	(12,431)	(4.2)	(100,837)	(11.2)	29,300	11.4
Selling & administrative expenses	2,515	2.2	(13,773)	(3.9)	5,954	5.3
Restructuring and impairment charges	-	-	(21,000)	(87.5)	(900)	(100.0)
Interest income	192	37.7	668	54.9	(152)	27.7
Interest expense	(606)	(32.2)	(3,372)	(47.3)	19	1.5
Income taxes	(851)	(5.3)	6,774	23.5	3,944	34.8
Net Income	(1,513)	(5.3)	12,043	23.5	7,010	34.8

Consolidated net sales for the third quarter ending September 28, 2002 were $446.3 million, a 2.8% decrease from $459.4 million in the third quarter of 2001. Net income was $27.2 million, compared to $28.7 million for the same period a year ago. Net income per share was $0.46 per diluted share compared to $0.48 per diluted share in third quarter 2001.

For the third quarter of 2002, office furniture comprised 77% of consolidated net sales and hearth products comprised 23%. Net sales for office furniture were down 2.5% due to continued softness in the economy. Hearth products sales decreased 4.2% for the quarter primarily due to pruning out less profitable product lines. Office furniture contributed 78% of third quarter 2002 consolidated operating profit before unallocated corporate expenses.

The consolidated gross profit margin for the third quarter of 2002 increased to 35.9% compared to 35.0% for the same period in 2001. This increase in margin was due to rapid continuous improvement, new product introductions, and restructuring initiatives, offset by a small negative impact from increased steel prices due to the steel tariffs.

Selling and administrative costs increased 2.2% or $2.5 million from the same quarter last year. This increase was due to brand equity building, new product development, and compensation charges at the corporate level for a debenture earn out related to an acquisition. Selling and administrative expenses include freight expense for shipments to customers, which amounted to $26.8 million and $26.7 million, for the quarter ended September 28, 2002 and September 29,
2001, respectively. Third quarter 2001 included approximately $2.2 million of goodwill amortization that is not included in 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001, the beginning of the Company's 2002 fiscal year.

For the first nine months of 2002, consolidated net sales decreased 8.8% to $1.2 billion from $1.4 billion last year. Gross margins year-to-date increased to 35.6% compared to 33.9% last year. Year-to-date 2002 included approximately $6.8 million of goodwill and certain other intangible amortization on a pre-tax basis or $0.07 per share that is not included in 2002. Net income was $63.2 million or $1.07 per diluted share compared to $0.86 per diluted share last year after recording a $0.26 per diluted share restructuring charge.

Net sales on a year-to-date basis for the office furniture segment decreased 10.4% while operating profits, before restructuring charges and unallocated corporate expenses as a percent of sales increased to 10.7% versus 10.0% in 2001. Cost reduction, new product introductions and restructuring initiatives are primarily responsible for the improvement in operating margin. The Business and Institutional Furniture Manufacturer's Association (BIFMA) reported shipments down 22% for the first nine months of 2002. The hearth products net sales on a year-to-date basis declined 3.4%; however, operating profits before restructuring and unallocated corporate expenses increased 8.1%. Cost reduction, cost containment efforts and the discontinuance of goodwill amortization are primarily responsible for improved earnings on a year-to-date basis in the hearth products segment.

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

The Company is in the process of reviewing the impact of various federal and state tax credits that may have a favorable effect on its future effective tax rate. The Company's current effective tax rate is 36.0%.

Liquidity and Capital Resources

As of September 28, 2002, cash and short-term investments increased to $111.6 million compared to a $78.8 million balance at year-end 2001. Net cash flows from operations contributed to the improvement. Cash flow from operations for the first nine months was $103.2
million compared to $144.3 million last year. While inventory levels increased from year-end due to the year-end 2001 production shutdown, annualized third quarter inventory turns increased to 19.2 versus 16.8 last year. Trade receivables increased from year-end due to normal seasonality and the effect of unusually strong cash collections at the end of 2001. Days sales outstanding for the third quarter were 37.8 compared to 37.6 for the same quarter last year. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first nine months of 2002 were $16.7 million compared to $32.2 million in 2001 and were primarily for new products and productivity improvements. These investments were funded by cash from operations.

The Company's long-term debt decreased from year-end due to classification of $53 million of debentures related to an acquisition as current liabilities and the retirement of $16 million of Industrial Development Revenue bonds.

The Board of Directors declared a regular quarterly cash dividend of $0.125 per share on its common stock on August 5, 2002, to shareholders of record at the close of business on August 15, 2002. It was paid on August 30, 2002, and represented the 190th consecutive quarterly dividend paid by the Company.

For the nine months ended September 28, 2002, the Company repurchased 30,100 shares of its common stock at a cost of approximately $749,000 or an average price of $24.88 per share. As of September 28, 2002, approximately $77.8 million of the Board's current repurchase authorization remained unspent.

On November 7, 2002, the Board of Directors declared a $0.125 per common share cash dividend to shareholders of record on November 15, 2002, to be paid on November 27, 2002.

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

The Company acquired investments during the second and third quarters of 2002, which consist primarily of investment grade debt securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these as held to maturity securities which are recorded at amortized cost, which approximates the fair value at September 28, 2002.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal
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

Looking Ahead

The Company anticipates the remainder of the year to be challenging. DRI-WEFA, the Business and Institutional Furniture Manufacturer's Association's ("BIFMA") forecasting consultant, is projecting the office furniture industry to be down 14.4% in the fourth quarter of 2002 compared to the same quarter last year. Over capacity in the domestic office furniture industry as well as an increase in lower-priced foreign imports is likely to result in margin pressure. The Company is pursuing strategies to minimize this effect.

Some of the key indicators in the new home construction market are stronger than last year which normally translates into increased market demand for hearth products in future quarters; however, competitive pricing pressures are expected to continue for the balance of the year.

The Company continues to work to mitigate the potential negative impact from steel tariffs through various initiatives, including alternative materials and suppliers. The Company anticipates gross margins in the fourth quarter to be slightly lower than recent quarters but comparable with the fourth quarter last year due to increased steel prices.

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from its cost containment and business simplification initiatives, to realize financial benefits from investments in new products, to minimize the effects of industry over capacity and foreign imports on its sales and margins, to mitigate the effects of uncertain steel prices and supplies, the possibility that recent improvements in key indicators in the new home construction market will not translate into an increase in demand, and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 4.     Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the chief executive officer and chief
financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits. See Exhibit Index.

(b)   Reports on Form 8-K.  The Company filed a periodic report on
       Form 8-K dated August 9, 2002, as amended, to report that the
       Chairman, President and Chief Executive Officer and the Vice
       President and Chief Financial Officer of the Company each had certified the Form 10-Q of HON INDUSTRIES Inc. for the period ended June 29, 2002, pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 11, 2002	HON INDUSTRIES Inc. By: /s/Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer


PART II. EXHIBITS
EXHIBIT INDEX
(99.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(EXHIBIT 99.1)
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HON INDUSTRIES Inc. (the "Company") for the quarterly period ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jack D. Michaels, as Chairman, President and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman, President and Chief Executive Officer Date: November 11, 2002
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: November 11, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302

I, Jack D. Michaels, Chairman, President and Chief Executive Officer of HON INDUSTRIES Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HON INDUSTRIES Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman, President and Chief Executive Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER Sarbanes-Oxley Act Section 302

I, Jerald K. Dittmer, Vice President and Chief Financial Officer of HON INDUSTRIES Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HON INDUSTRIES Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer