Form 10-K
period 2002-12-28
HON INDUSTRIES INC
filed 2003-03-24
CIK 48287

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2648

HON INDUSTRIES Inc.

An Iowa Corporation	IRS Employer No. 42-0617510

414 East Third Street
P. O. Box 1109
Muscatine, IA 52761-0071
563/264-7400

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, with par value of $1.00 per share.
  Preferred Share Purchase Rights to purchase shares of Series A Junior Participating.
  Preferred Stock, with par value of $1.00 per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of June 28, 2002, was: $1,220,433,171 assuming all 5% holders are affiliates.

        The number of shares outstanding of the registrant's common stock, as of March 3, 2003, was: 58,351,974.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement dated March 24, 2003, for the May 5, 2003, Annual Meeting of Shareholders are incorporated by reference into Part III.

        Index of Exhibits is located on Page 61.

ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

General

        HON INDUSTRIES Inc. ("HON" or the "Company") is an Iowa corporation incorporated in 1944. The Company is a provider of office furniture and hearth products. Approximately 76% of fiscal year 2002 net sales were in office furniture and 24% in hearth products. A broad office furniture product offering is sold to dealers, wholesalers, warehouse clubs, retail superstores, end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales.

        Hearth products include wood-, pellet-, gas-burning and electric factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. In fiscal 2002, the Company had net sales of $1.7 billion, of which approximately $1.3 billion was attributable to office furniture products and $0.4 billion was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

        The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, and Mexico. See Item 2. Properties, for additional related discussion. Five operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: The HON Company, Allsteel Inc., Maxon Furniture Inc. (previously BPI Inc), The Gunlocke Company, and Holga Inc. Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

        Hearth & Home Technologies Inc. (previously Hearth Technologies Inc.) was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of wood-, pellet-, and gas-burning stoves and inserts. On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied have been integrated under the trade name Fireside Hearth & Home. Fireside Hearth & Home sells, installs, and services a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories.

        HON International Inc. markets select products manufactured by the other various HON INDUSTRIES operating units outside the United States and Canada. It also operates foreign business development offices in Singapore, Japan, and Mexico.

        Since its inception, the Company has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement ("RCI") which focuses on streamlining design, manufacturing, and administrative processes. The Company's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality, and workplace safety. In addition, the Company's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

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

        The Company's product development efforts are focused on developing and providing solutions that are sensitive to quality, aesthetics, style, purposeful design and on reducing the cost to manufacture existing products.

        An important element of the Company's success has been its member-owner culture, which has enabled it to attract, develop and retain skilled, experienced and efficient members. Each of the Company's eligible members own stock in the Company through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Company's success throughout the entire workforce. In addition, most production members are eligible for incentive bonuses.

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

Industry

        According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $8,890,000,000 in 2002, a decrease of 19.0% compared to 2001, which was a 17.4% decrease from 2000 levels. The Company believes that the decrease was due to lower corporate profits and prevailing economic conditions.

        The U.S. office furniture market consists of two primary segments—the project or contract segment and the commercial segment. The project segment has traditionally been characterized by sales of office furniture and services to large corporations, such as for new office facilities, relocations, or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The selling process is often complex and lengthy and generally has several manufacturers competing for the same projects.

        The commercial segment of the market, in which the Company is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection, and quick delivery. Office products dealers, wholesalers and retailers, such as office products superstores, are the primary distribution channels in this market segment. Office furniture and products dealers publish periodic catalogs that display office furniture and products from various manufacturers.

Growth Strategy

        The Company's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America. The components of this growth strategy are to introduce new products, build brand equity, continually reduce costs, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, and enter markets not currently being served.

Employees/Members

        As of December 28, 2002, the Company employed approximately 8,800 persons, 8,500 of whom were members and 300 of whom were temporary personnel. Of the approximately 8,800 persons employed by the Company, 4,700 were in the Company's manufacturing operations. The Company employed approximately 400 members who were members of unions. The Company believes that its labor relations are good.

Products and Solutions

Office Furniture

        The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company's products are sold through the Company's wholly owned subsidiaries—The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company, and Holga Inc.

        The following is a description of the Company's major product categories and product lines:

Storage

        The Company offers a variety of storage options designed either to be integrated into the Company's office systems products or to function as freestanding furniture in office applications. The Company sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors.

Seating

        The Company's seating line includes chairs designed for all types of office work. The chairs are available in a variety of frame colors, coverings, and a wide range of price points. Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort, and quality.

Office Systems

        The Company offers a complete line of office panel systems products in order to meet the needs of a wide spectrum of organizations. Systems may be used for team worksettings, private offices and open floor plans, and are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. A typical installation of office panels often includes associated sales of seating, storage, and accessories.

        The Company offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Company also offers consultative selling and design services for its office system products.

Desks and Related Products

        The Company's collection of desks and related products include stand-alone steel, laminate and wood furniture items, such as desks, bookshelves, credenzas and mobile desking, and are available in a range of designs and price points. The Company's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers. The Company offers a variety of tables designed for use in conference rooms, private offices, training areas, team worksettings and open floor plans.

Hearth Products

        The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplaces and related products, primarily for the home, which it sells under the widely recognized Heatilator, Heat-N-Glo, and Quadra-Fire brand names.

        The Company's line of hearth products includes electric, wood-, pellet-, and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories. Heatilator and Heat-N-Glo are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. The Company is the leader in "direct vent" fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through an outer wall. See Business—Intellectual Property for additional details.

Manufacturing

        The HON Company manufactures office furniture in Alabama, California, Georgia, Iowa, Kentucky, North Carolina, Virginia, and Monterrey, Mexico. Allsteel Inc. manufactures office furniture in Iowa, Pennsylvania, and Tennessee. Holga Inc. manufactures office furniture in California. The Gunlocke Company manufactures office furniture in New York. Maxon Furniture Inc. manufactures office furniture in North Carolina and Washington. Hearth & Home Technologies Inc. manufactures hearth products in Iowa, Maryland, Minnesota, and Washington.

        The Company purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particle board, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

        Since its inception, the Company has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Company adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Company has adopted a variety of production techniques including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles. The application of the RCI process has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety. The Company's RCI process involves production and administrative employees, management, customers and suppliers. The Company has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Company has organized a group that designs, fabricates, tests and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Company's concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

        The Company's product development efforts are primarily focused on developing end-user solutions that are sensitive to quality, aesthetics, style, purposeful design, and on reducing the cost to manufacture existing products. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $25.8 million, $21.4 million, and $18.9 million in product development during fiscal 2002, 2001, and 2000, respectively, and has budgeted in excess of $25 million for product development in fiscal 2003.

Intellectual Property

        As of December 28, 2002, the Company owned 245 U.S. and 118 foreign patents and had applications pending for 78 U.S. and 113 foreign patents. In addition, the Company holds registrations for 145 U.S. and 208 foreign trademarks and has applications pending for 35 U.S. and 41 foreign trademarks.

        The Company's principal office furniture products do not require frequent technical changes. The majority of the Company's office furniture patents are design patents which expire at various times depending on the patent's date of issuance. The Company believes that neither any individual office furniture patent nor the Company's office furniture patents in the aggregate are material to the Company's business as a whole.

        The Company's patents covering its hearth and home products, protect various technical innovations and expire at various times, depending upon each patent's date of filing. While the acquisition of patents reflects Hearth & Home Technologies Inc's position in the market as an innovation leader, the Company believes that neither any individual hearth and home product's patent nor the Company's hearth and home patents in the aggregate are material to the Company's business as a whole.

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

Sales and Distribution: Customers

        In 2002, the Company's ten largest customers represented approximately 37% of its consolidated net sales. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

        The Company today sells its products through six principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners.

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

        The third distribution channel, corporate accounts, is where the Company has the direct selling relationship with the end-user. Installation is normally provided through a dealer.

        The fourth distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, mega-dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various retailers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to retailers anywhere in the country. One customer, United Stationers, accounted for approximately 14% of the Company's consolidated net sales in 2002, 2001, and 2000.

        The fifth distribution channel is retail stores, which include office products superstores such as Office Depot, Office Max, and Staples and warehouse clubs like Costco and Sam's Club.

        The sixth distribution channel consists of government-focused dealers that sell the Company's products to federal, state and local government offices.

        The Company's office furniture sales force consists of regional sales managers, salespersons, and firms of independent manufacturers' representatives who collectively provide national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

        Office products dealers, national wholesalers and retailers market their products over the internet and through catalogs published periodically. These catalogs are distributed to existing and potential customers. The Company believes that the inclusion of the Company's product lines in customer catalogs and e-business offers strong potential for increased sales of the listed product items due to the exposure provided.

        The Company also makes export sales through HON International Inc. to office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2002.

        Limited quantities of select finished goods inventories built to order awaiting shipment are at the Company's principal manufacturing plants and at its various distribution centers.

        Hearth & Home Technologies Inc. sells its fireplace and stove products through dealers, distributors and Company-owned retail outlets. The Company has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

        As of December 28, 2002, the Company had an order backlog of approximately $87.1 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year. This compares with $93.9 million as of December 29, 2001, and $111.2 million as of December 30, 2000. Backlog, in terms of percentage of net sales, was 5.1%, 5.2%, and 5.4%, for fiscal years 2002, 2001, and 2000, respectively. The Company's products are manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

        For a discussion of the seasonal nature of the Company's sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

Competition

        The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products and unsurpassed customer service. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc. (a Canadian company); Kimball Office Furniture Co.; Chromcraft; Paoli; and Teknion (a Canadian company), as well as Asian imports. Second, the Company competes with the large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc. Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place and have developed, and may continue to develop product designs to compete with the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in its markets in the future.

        Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors. The Company competes primarily against the other large manufacturers which include CFM Majestic Inc. (a Canadian company) and Lennox Industries Inc.

        Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer, and customer service and support. The Company believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Company's significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

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

        Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2003 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

Business Development

        The development of the Company's business during the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

        Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's internet website at www.honi.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 8.6 million square feet. Of this total, approximately 2.1 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

        Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

        The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	547,014	Owned	Manufacturing wood/nonwood casegoods office furniture(1)
Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture(1)
Colville, Washington	125,000	Owned	Manufacturing stoves
Florence, Alabama	308,763	Owned	Manufacturing wood casegoods office furniture
Kent, Washington	189,062	Leased	Manufacturing systems office furniture
Lake City, Minnesota	235,000	Leased	Manufacturing metal prefabricated fireplaces(1)
Louisburg, North Carolina	176,354	Owned	Manufacturing wood casegoods office furniture
Milan, Tennessee	358,000	Leased	Manufacturing systems office furniture
Monterrey, Mexico	105,000	Owned	Manufacturing nonwood office seating
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces(1)
Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture(1)
Muscatine, Iowa	236,100	Owned	Manufacturing wood casegoods office furniture
Muscatine, Iowa	630,000	Owned	Manufacturing systems office furniture(1)
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood office seating
Muscatine, Iowa	127,400	Owned	Manufacturing wood casegoods office furniture
Owensboro, Kentucky	311,575	Owned	Manufacturing wood office seating
Salisbury, North Carolina	129,000	Owned	Manufacturing systems office furniture
South Gate, California	520,270	Owned	Manufacturing nonwood casegoods and seating office furniture(1)
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture(1)
West Hazleton, Pennsylvania	268,800	Owned	Manufacturing nonwood casegoods office furniture

(1)
Also includes a regional warehouse/distribution center

(2)
A capital lease

        Other Company facilities, under 100,000 square feet in size, are located in various communities throughout the United States and Canada. These facilities total approximately 1,127,000 square feet with approximately 247,000 square feet used for the manufacture and distribution of office furniture and approximately 880,000 square feet for hearth products. Of this total, approximately 836,000 square feet are leased. In addition, the Company has two facilities that have been vacated. One is marketed for sale and the other is a leased facility. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

        The Company has a 40,000 square foot leased plant in Savage, Minnesota, and a 10,000 square foot leased plant in Wilmington, North Carolina, which are subleased.

        There are no major encumbrances on Company-owned properties. Refer to the Property, Plant, and Equipment note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in various kinds of disputes and legal proceedings which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. The Company currently has one preferential payment claim outstanding totaling approximately $7.6 million. The Company intends to vigorously contest this claim, however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART I, TABLE I

EXECUTIVE OFFICERS OF THE REGISTRANT

December 28, 2002

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Jack D. Michaels	65	None	Chairman of the Board President Chief Executive Officer Director	1996 1990 1991 1990
Stanley A. Askren	42	None	Executive Vice President President, Allsteel Inc.	2001 1999	Group Vice President (1998-99), The HON Company; President, Heatilator Division (1996-98), Hearth & Home Technologies Inc.
Peter R. Atherton	50	None	Vice President and Chief Technology Officer	2001	Manager, Manufacturing and Business Process Lab (1996-01), General Electric Company
David C. Burdakin	47	None	Executive Vice President President, The HON Company	2001 2000	President, HON Group (1999), Group Vice President, Steel Casegoods (1998-99), Group Vice President, Seating (1996-98), The HON Company
Jerald K. Dittmer	45	None	Vice President and Chief Financial Officer	2001
					Vice President, Finance (2000-01); Group Vice President, Seating and Wood (1999-00), Vice President, Strategic Planning (1999), Vice President and General Manager, Oak Steel and Mt. Pleasant Plants (1998-99), Vice President, Information Technology (1997-98), The HON Company
Melinda C. Ellsworth	44	None	Vice President, Treasurer and Investor Relations	2002	Vice President, International Finance & Treasury (1998-02), Sunbeam Corporation; Vice President, Senior Relationship Manager (1997-98), ABN AMRO Bank, N.V.
Tamara S. Feldman	42	None	Vice President, Financial Reporting	2001	Assistant Controller, (1994-01)
Jeffrey D. Fick	41	None	Vice President, Member and Community Relations	1997
Malcolm C. Fields	41	None	Vice President and Chief Information Officer	2000	Vice President, Information Technology (1998-00), The HON Company; Manager, Technical Support Services (1997-98)
Robert D. Hayes	59	None	Vice President, Business Analysis and General Auditor	2001	Vice President, Internal Audit (1999-01); Vice President and Controller (1997-99), The HON Company
James I. Johnson	54	None	Vice President, General Counsel and Secretary	1997
Phillip M. Martineau	55	None	Executive Vice President President, Wood Group President, HON International Inc.	2000 2000 2002	President and Chief Executive Officer (1996-99), Arcsmith, Inc. (Illinois Tool Works)
Daniel C. Shimek	54	None	Executive Vice President President, Hearth & Home Technologies Inc.	2002 1996

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI. The Company moved to the NYSE, effective July 2, 1998, from the Nasdaq National Market System where the stock had traded under the symbol HONI. As of year-end 2002, the Company had 6,777 stockholders of record.

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

        The Company expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Company paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 31% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 6.    SELECTED FINANCIAL DATA—ELEVEN-YEAR SUMMARY

	2002(a)	2001	2000
Per Common Share Data (Basic and Dilutive)
Income before Cumulative Effect of Accounting Changes	$1.55	$1.26	$1.77
Cumulative Effect of Accounting Changes	—	—	—
Net Income	1.55	1.26	1.77
Cash Dividends	.50	.48	.44
Book Value	11.08	10.10	9.59
Net Working Capital	1.82	1.52	1.09

Operating Results (Thousands of Dollars)
Net Sales	$1,692,622	$1,792,438	$2,046,286
Cost of Products Sold	1,092,743	1,181,140	1,380,404
Gross Profit	599,879	611,298	665,882
Interest Expense	4,714	8,548	14,015
Income Before Income Taxes	140,554	116,261	165,964
Income Before Income Taxes as a % of Net Sales	8.30%	6.49%	8.11%
Federal and State Income Taxes	$49,194	$41,854	$59,747
Effective Tax Rate	35.0%	36.0%	36.0%
Income before Cumulative Effect of Accounting Changes	$91,360	$74,407	$106,217
Net Income	91,360	74,407	106,217
Net Income as a % of Net Sales	5.40%	4.15%	5.19%
Cash Dividends and Share Purchase Rights Redeemed	$29,386	$28,373	$26,455
Addition to (Reduction of) Retained Earnings	55,176	36,759	79,762
Net Income Applicable to Common Stock	91,360	74,407	106,217
% Return on Average Shareholders' Equity	14.74%	12.76%	19.77%
Depreciation and Amortization	$68,755	$81,385	$79,046

Distribution of Net Income
% Paid to Shareholders	32.16%	38.13%	24.91%
% Reinvested in Business	67.84%	61.87%	75.09%

Financial Position (Thousands of Dollars)
Current Assets	$405,054	$319,657	$330,141
Current Liabilities	298,680	230,443	264,868
Working Capital	106,374	89,214	65,273
Net Property, Plant, and Equipment	353,270	404,971	454,312
Total Assets	1,020,552	961,891	1,022,470
% Return on Beginning Assets Employed	14.83%	12.04%	19.63%
Long-Term Debt and Capital Lease Obligations	$9,837	$80,830	$128,285
Shareholders' Equity	646,893	592,680	573,342
Retained Earnings	587,731	532,555	495,796
Current Ratio	1.36	1.39	1.25

Current Share Data
Number of Shares Outstanding at Year-End	58,373,607	58,672,933	59,796,891
Weighted-Average Shares Outstanding During Year — basic	58,789,851	59,087,963	60,140,302
Number of Shareholders of Record at Year-End	6,777	6,694	6,563

Other Operational Data
Capital Expenditures (Thousands of Dollars)	$25,885	$36,851	$59,840
Members (Employees) at Year-End	8,828	9,029 (b)	11,543 (b)

(a)
Per SFAS No. 142 "Goodwill and Other Intangible Assets," the Company has ceased recording of goodwill and indefinite-lived Intangible amortization.

(b)
Includes acquisitions completed during year.

1999	1998	1997	1996	1995	1994	1993	1992
$1.44	$1.72	$1.45	$1.13	$.67	$.87	$.69	$.59
—	—	—	—	—	—	.01	—
1.44	1.72	1.45	1.13	.67	.87	.70	.59
.38	.32	.28	.25	.24	.22	.20	.19
8.33	7.54	6.19	4.25	3.56	3.17	2.83	2.52
1.52	1.19	1.53	.89	1.07	1.27	1.23	1.23

$1,800,931	$1,706,628	$1,362,713	$998,135	$893,119	$845,998	$780,326	$706,550
1,236,612	1,172,997	933,157	679,496	624,700	573,392	537,828	479,179
564,319	533,632	429,556	318,639	268,419	272,606	242,498	227,371
9,712	10,658	8,179	4,173	3,569	3,248	3,120	3,441
137,575	170,109	139,128	105,267	65,517	86,338	70,854	61,893
7.64%	9.97%	10.21%	10.55%	7.34%	10.21%	9.08%	8.76%
$50,215	$63,796	$52,173	$37,173	$24,419	$31,945	$26,216	$23,210
36.5%	37.50%	37.50%	35.31%	37.27%	37.00%	37.00%	37.50%
$87,360	$106,313	$86,955	$68,094	$41,098	$54,393	$44,638	$38,683
87,360	106,313	86,955	68,094	41,098	54,156	45,127	38,683
4.85%	6.23%	6.38%	6.82%	4.60%	6.43%	5.78%	5.47%
$23,112	$19,730	$16,736	$14,970	$14,536	$13,601	$12,587	$12,114
64,248	86,583	37,838	33,860	18,863	13,563	17,338	26,569
87,360	106,313	86,955	68,094	41,098	54,156	45,127	38,683
18.14%	25.20%	27.43%	29.06%	20.00%	28.95%	26.35%	24.75%
$65,453	$52,999	$35,610	$25,252	$21,416	$19,042	$16,631	$15,478

26.46%	18.56%	19.25%	21.98%	35.37%	25.11%	27.89%	31.32%
73.54%	81.44%	80.75%	78.02%	64.63%	74.89%	72.11%	68.68%

$316,556	$290,329	$295,150	$205,527	$194,183	$188,810	$188,419	$171,309
225,123	217,438	200,759	152,553	128,915	111,093	110,759	91,780
91,433	72,891	94,391	52,974	65,268	77,717	77,660	79,529
455,591	444,177	341,030	234,616	210,033	177,844	157,770	145,849
906,723	864,469	754,673	513,514	409,518	372,568	352,405	322,746
16.94%	23.74%	28.27%	25.93%	17.91%	24.72%	22.14%	22.18%
$124,173	$135,563	$134,511	$77,605	$42,581	$45,877	$45,916	$50,961
501,271	462,022	381,662	252,397	216,235	194,640	179,553	163,009
416,034	351,786	265,203	227,365	193,505	174,642	161,079	143,741
1.41	1.34	1.47	1.35	1.51	1.70	1.70	1.87

60,171,753	61,289,618	61,659,316	59,426,530	60,788,674	61,349,206	63,351,692	64,737,912
60,854,579	61,649,531	59,779,508	60,228,590	60,991,284	62,435,450	64,181,088	65,517,990
6,737	5,877	5,399	5,319	5,479	5,556	4,653	4,534

$71,474	$149,717	$85,491	$44,684	$53,879	$35,005	$27,541	$26,626
10,095	9,824 (b)	9,390 (b)	6,502 (b)	5,933	6,131	6,257	5,926

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

Fiscal	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of products sold	64.6	65.9	67.5

Gross profit	35.4	34.1	32.5
Selling and administrative expenses	26.8	25.9	23.8
Restructuring related charges	0.2	1.3	—

Operating income	8.4	6.9	8.7
Interest expense (net)	0.1	0.4	0.6

Income before income taxes	8.3	6.5	8.1
Income taxes	2.9	2.3	2.9

Net income	5.4%	4.2%	5.2%

        The Company has two reportable core operating segments: office furniture and hearth products. The Operating Segment Information note included in the Notes to Consolidated Financial Statements provides more detailed financial data with respect to these two segments.

Fiscal Year Ended December 28, 2002, Compared to Fiscal Year Ended December 29, 2001

Net Sales

        Net sales on a consolidated basis, decreased by 5.6% to $1.69 billion in 2002 from $1.79 billion in 2001. Office furniture net sales decreased 6.4% in 2002 to $1.28 billion from $1.37 billion in 2001. The decline in sales occurred in all sectors. The Business and Institutional Furniture Manufacturer's Association (BIFMA) reported a decrease in shipments of 19% in 2002 compared to 2001. The Company's share of the market based on reported office furniture shipments increased to 14.4% versus 12.4% in 2001. Net sales of hearth products decreased 2.9% to $.41 billion in 2002 from $.43 billion in 2001. The decrease was mainly due to the effect of pruning out less profitable product lines.

Gross Profit

        Gross profit dollars decreased 2% to $599.9 million in 2002 from $611.3 million in the prior year. The gross margin percentage increased to 35.4% for 2002 from 34.1% in 2001 despite a negative impact from increased steel prices, due to steel tariffs, of approximately $5 million during the second half of the year. The improvement in gross margin was a direct result of the continued net benefits of rapid continuous improvement, business simplification, new product introductions, and restructuring initiatives. During 2002, the Company recognized a loss on asset disposals into cost of products sold in the amount of approximately $5.0 million in relation to its continued rapid continuous improvement initiatives.

Selling and Administrative Expenses

        Selling and administrative expenses decreased by 2% to $454.2 million in 2002 from $464.2 million in 2001. Selling and administrative expenses, as a percent of net sales, increased to 26.8% in 2002 from 25.9% in the prior year. This increase was due to lower overall sales volume, increased investment in brand equity building and new product development, and increased incentive compensation of which a portion was for a debenture earn out related to a prior acquisition. Included in 2001 was $9 million of goodwill and certain other intangible amortization that is not included in 2002 due to a change in accounting standards effective December 30, 2001.

        Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets. The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Restructuring Related Charges

        During 2002, the Company recorded a pre-tax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to a restructuring charge of $24.0 million that was recorded in second quarter 2001 for a restructuring plan that included consolidating physical facilities, discontinuing low volume product lines, and reducing the workforce. This credit was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan. The Restructuring Related Charges note included in the Notes to Consolidated Financial Statements provides further information.

Operating Income

        Operating income increased 16% to $142.7 million in 2002 from $123.1 million in 2001.    This increase is due to a $24 million restructuring charge in 2001 compared to a $3 million restructuring charge in 2002 and goodwill and indefinite-lived intangibles amortization of $9 million that is not included in 2002 due to a change in accounting standards. Operating profit in the office furniture segment increased in 2002 as a percent of net sales to 10.2% compared to 8.2% in 2001. The increase is due to cost reduction, new product introductions, and restructuring initiatives. Operating profit in the hearth products segment as a percent of sales increased to 10.8% compared to 9.2% in 2001 due to discontinuance of goodwill and indefinite-lived intangible amortization of approximately $7 million.

Net Income

        Net income increased by 23% to $91.4 million in 2002 from $74.4 million in the prior year. Included in 2001 was $5.8 million of goodwill and other intangible amortization expense that was not included in 2002 due to a change in accounting standards effective December 30, 2001. Also included in 2001 was an after tax restructuring charge of $15.4 million. Net income in 2002 was favorably impacted by a decrease in interest expense and a decrease in the effective tax rate in the fourth quarter to 35% from 36% in 2001 due to tax benefits associated with various federal and state tax credits. The Company currently expects the effective tax rate to remain at this level for 2003; however the resolution of certain federal and state tax credits could further affect the rate. Net income per common share increased by 23% to $1.55 in 2002 from $1.26 in 2001.

Fiscal Year Ended December 29, 2001, Compared to Fiscal Year Ended December 30, 2000

Net Sales

        Net sales, on a consolidated basis, decreased by 12% to $1.8 billion in 2001 from $2.0 billion in 2000. Office furniture net sales decreased 17% in 2001 to $1.37 billion from $1.65 billion in 2000. The decline in sales occurred in the retail, commercial and contract sectors. The office furniture industry reported a decrease in shipments of 17% in 2001 compared to 2000. Net sales of hearth products increased 8% to $.43 billion in 2001 from $.40 billion in 2000.

Gross Profit

        Gross profit dollars decreased 8% to $611.3 million in 2001 from $665.9 million in the prior year. The gross margin percentage increased to 34.1% for 2001 from 32.5% in 2000. The improvement in gross margin percentage is due to new product introductions, and rapid continuous improvement, cost containment and business simplification initiatives.

Selling and Administrative Expenses

        Selling and administrative expenses decreased by 5% to $464.2 million in 2001 from $487.8 million in the prior year. Selling and administrative expenses, as a percent of net sales, increased to 25.9% in 2001 from 23.8%

in 2000. This increase was due to lower overall sales volume, development of new products, and continued investment in sales and marketing expenses associated with the Company's business simplification, end-user focus and branding strategies.

        Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expenses of intangible assets. The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Restructuring Related Charges

        During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million, $15.4 million after tax or $0.26 per common share for a restructuring plan that involved consolidating physical facilities, discontinuing low volume product lines, and reduction of workforce. Included in this charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania, Tupelo, Mississippi, and Santa Ana, California. The charge included $16.2 million of asset impairments for manufacturing equipment that will be disposed of and $7.8 million of restructuring expenses. Included in the $7.8 million is $3.1 million for severance arising from the elimination of approximately 600 plant member positions, $0.8 million for other member-related costs, and $3.9 million for certain other expenses associated with the closing of facilities. The Restructuring Related Charges note included in the Notes to Consolidated Financial Statements provides further information.

Operating Income

        Operating income decreased almost 31% to $123.1 million in 2001 from $178.0 million in 2000. This decrease is due to lower overall sales volume, increased selling and administrative expenses, and a $24.0 million restructuring charge. Operating profit in the office furniture segment decreased in 2001 as a percent of net sales to 8.2% compared to 10.4% in 2000. The decrease is due to lower overall sales volume and a $22.5 million restructuring charge. Operating profit in the hearth products segment increased in 2001 as a percent of net sales to 9.2% compared to 7.6% in the prior year. This improvement is due to increased sales volume, simplification of the business structure and cost containment offset by a $1.5 million restructuring charge.

Net Income

        Net income decreased by 30% to $74.4 million in 2001 from $106.2 million in the prior year. The decrease is due to lower overall sales volume, increased selling and administrative expenses, and an after-tax restructuring charge of $15.4 million offset by reduced interest expense.

        Net income per common share decreased by 29% to $1.26 in 2001 from $1.77 for 2000. The Company's net income per share performance for 2001 benefited from the Company's common stock repurchase program.

Liquidity and Capital Resources

        During 2002, cash flow from operations was $202.4 million, which provided the funds necessary to meet working capital needs, invest in capital improvements, repay long-term debt, repurchase common stock, and pay increased dividends.

Cash Management

        Cash, cash equivalents, and short-term investments totaled $155.5 million in 2002 compared to $78.8 million at the end of 2001 and $3.2 million at the end of 2000. These funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvement, and internal growth. The Company is not aware of any known trends or demands, commitments, events or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

        The Company places special emphasis on the management and reduction of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communications with them. Trade receivables decreased from year-end 2000 levels due to decreased sales volume. The increase at year-end 2002 is due to increased sales volume in the fourth quarter compared to fourth quarter 2001. Trade receivable days outstanding have averaged approximately 37 days over the past three years. Inventory levels also decreased from year-end 2000 levels due to decreased sales volume. However, the Company is able to continue to improve on inventory levels and turns as a result of a more efficient supply chain. Inventory turns were 23, 18, and 17 for 2002, 2001, and 2000, respectively. The increase in accounts payable and accrued expenses is due to increased accruals for warranty, marketing programs, and incentive based compensation.

Investments

        The Company acquired investments in 2002 that consist of investment grade equity and debt securities. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. A table of holdings as of year end 2002 is included in the Cash, Cash Equivalents and Investments note included in the Notes to Consolidated Financial Statements.

Capital Expenditure Investments

        Capital expenditures were $25.9 million in 2002, $36.9 million in 2001, and $59.8 million in 2000. Expenditures during 2002, 2001, and 2000 have been consistently focused on machinery and equipment that is needed to support new products, process improvements, cost-savings initiatives, and creating more efficient production and warehousing capacity.

Acquisitions

        During 2001, the Company completed the acquisition of three small hearth product distributors for a total purchase price of approximately $7.6 million. The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company's financial statements since the date of acquisition.

        On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry, for a purchase price of approximately $135 million.

Long-Term Debt

        Long-term debt, including capital lease obligations, was 2% of total capitalization at December 28, 2002, 12% at December 29, 2001, and 18% at December 30, 2000. The reduction in long-term debt during 2002 was due to debentures from an acquisition now being classified as current liabilities based on current due date and the retirement of Industrial Revenue Bonds and Urban Development Action Grants. The Company does not expect future capital resources to be a constraint on planned growth. Additional borrowing capacity of $136 million, less amounts used for designated letters of credit, is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs. Certain of the Company's credit agreements include covenants that limit the assumption of additional debt and lease obligations. The Company has been and currently is in compliance with the covenants related to the debt agreements.

Contractual Obligations

        The following table discloses the Company's obligations and commitments to make future payments under contracts:

	Payments Due by Period
	Total	Less than 1	1-3 years	4-5 years	After 5 years
	(In thousands)
Long-Term Debt	$49,117	40,564	5,946	161	2,446

Capital Lease Obligations	2,041	269	535	1,237	—

Operating Leases	63,495	14,128	21,346	12,287	15,734

Other Long-Term Obligations	32,356	15,802	11,496	848	4,210

Total	147,009	70,763	39,323	14,533	22,390

        Other long-term obligations include $14,537,000 of future minimum payments under a transportation service contract, $266,000 of financial guarantees with customers, $9,757,000 earn-out on convertible debentures included in current liabilities, and $7,796,000 of payments, included in long-term liabilities, due to members who are participants in the Company's salary deferral program.

Related Party Transactions

        The Company has convertible debentures, with earn-out features, in the amount of $40.4 million that are payable to former owners of businesses that were acquired by the Company. These individuals remain as members of the Company following the acquisitions. The obligation associated with the earn-out provision is approximately $9.8 million at December 28, 2002.

        The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996. One of these individuals continues as an officer of a subsidiary of the Company following the acquisition.

Cash Dividends

        Cash dividends were $0.50 per common share for 2002, $0.48 for 2001, and $0.44 for 2000. Further, the Board of Directors announced a 4.0% increase in the quarterly dividend from $0.125 to $0.13 per common share effective with the February 28, 2003, dividend payment for shareholders of record at the close of business February 21, 2003. The previous quarterly dividend increase was from $0.12 to $0.125, effective with the March 1, 2002, dividend payment for shareholders of record at the close of business February 22, 2002. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 31% of prior year earnings.

Common Share Repurchases

        During 2002, the Company repurchased 614,580 shares of its common stock at a cost of approximately $15.7 million, or an average price of $25.60. The Board of Directors authorized an additional $100.0 million on February 14, 2001, for repurchases of the Company's common stock. As of December 28, 2002, approximately $62.8 million remained unspent. During 2001, the Company repurchased 1,472,937 shares at a cost of approximately $35.1 million, or an average price of $23.80. During 2000, the Company repurchased 837,552 shares at a cost of approximately $18.0 million, or an average price of $21.46.

Litigation and Uncertainties

        The Company has contingent liabilities that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. The Company currently has one preferential payment claim outstanding totaling approximately $7.6 million. The Company intends to vigorously contest this claim, however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

Critical Accounting Policies

        The Company's critical accounting policies include:

        Revenue recognition—The Company normally recognizes revenue upon the shipment of goods. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. Revenue includes freight charged to customers; related costs are included in selling and administrative expense. Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a deduction to net sales. Marketing program accruals require the use of management estimates and the consideration of contractual arrangements that are subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

        Allowance for doubtful accounts—The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly. Additionally, in certain circumstances the Company may be subject to preferential payment claims that arise in customer bankruptcies, for which the ultimate outcome cannot be estimated and for which an estimated loss cannot be recorded until it is determined to be probable and reasonably estimable.

        Inventory valuation—The Company values its inventory at the lower of cost or market primarily by the last in, first out (LIFO) method. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly.

        Long-lived assets—Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgement and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.

        Goodwill and other intangibles—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. The Company has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded. The impairment tests performed require that the Company determine the fair market value of its trademarks and the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment exists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including projected cash flows, royalty rates and discount rates. Also pursuant to the standard, the Company has ceased recording goodwill and indefinite-lived intangibles amortization in 2002.

        Self-insurance reserves—The Company is partially self-insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements. The Company's policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Recent Accounting Pronouncements

        During, 2002 the Financial Accounting Standards Board finalized SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

        The Financial Accounting Standards Board also issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" during 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 28, 2002.

        The Financial Accounting Standards Board also issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements with years ending after December 15, 2002. The Company has included these disclosures in the Warranty and the Commitments and Contingencies notes.

        During 2001, the Financial Accounting Standards Board finalized SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted Statement No. 144 on December 30, 2001, the beginning of its 2002 fiscal year. The Company intends to adopt Statement No. 143 on December 29, 2002, the beginning of its 2003 fiscal year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

Looking Ahead

        Global Insight (formerly DRI-WEFA), the Business and Institutional Furniture Manufacturer's Association (BIFMA) forecasting consultant, is projecting the office furniture industry to be up over 5% in 2003 compared to 2002, with a 2% decline in the first quarter in its forecast dated January 15, 2003. The Company expects to continue to outperform the industry, however, management anticipates that the unstable political and economic conditions will continue to challenge growth and profitability during the first half of 2003.

        The two primary channels for hearth products are the new home construction channel and the remodel/retail channel. Indications are that the housing market will remain at the current healthy level while the retail side, which is dependent on consumer confidence, is being hampered by the political instability. The Company feels that the first half of the year will be challenging for this segment as well. The Company is optimistic about the growth opportunities from new products and brand extensions into new markets. These markets include outdoor living products such as outdoor cooking systems and healthy home products such as a heat recovery system and a central vacuum system.

        The Company continues to see pressure on gross margins due to increased steel prices as a result of steel tariffs that were enacted in 2002. The Company continues to work to mitigate the potential negative impact through various initiatives, including alternative materials and suppliers.

        The Company continues to focus on long-term shareholder value by making investments for the future. These investments include new products, building brand equity, investigating new markets and expanding distribution.

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

        We are subject to interest rate risk on our investment portfolio. In 2002, an interest rate movement of 10% from our actual 2002 weighted-average interest rate would not have had a significant effect on the value of our interest sensitive investments, financial position, results of operations and cash flows as 85% of the investment portfolio are investments with maturities of 90 days or less.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        HON INDUSTRIES Inc., (the "Company") dismissed Arthur Andersen LLP, its independent auditors, effective May 7, 2002.

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

        The Company engaged PricewaterhouseCoopers LLP as its new independent auditor effective with the dismissal of its former auditors. During the Company's two most recent fiscal years and during the interim period prior to the engagement, there were no consultations with the newly engaged auditors with regard to either the application of accounting principle as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former auditors.

        The Company's Board of Directors approved management's recommendation to change auditors.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference. For information with respect to executive officers of the Company, see Part I, Table I "Executive Officers of the Registrant."

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference.

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2003, is incorporated herein by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

        As of February 19, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 28, 2002. Additionally, there has been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 28, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements

            The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 2002 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

      (2)    Financial Statement Schedules

          The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 14(d):

Schedule II Valuation and Qualifying Accounts for the Years Ended December 28, 2002; December 29, 2001; and December 30, 2000	60

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (b)
  Reports on Form 8-K

          There are no reports on Form 8-K filed during the last quarter of the period covered by this report.

  (c)
  Exhibits

          An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 63. The following exhibits are filed herewith:

Exhibit
(3ii)	By-Laws
(10xiii)	Indemnification Agreement of the Registrant
(10xiii)	Credit Agreement of the Registrant
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Public Accountants
(99B)	Executive Deferred Compensation Plan
(99C)	Forward Looking Statements
(99D)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HON INDUSTRIES Inc.
Date: March 24, 2003	By:	/s/ JACK D. MICHAELS Jack D. Michaels Chairman and CEO

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

Signature	Title	Date

/s/ JACK D. MICHAELS Jack D. Michaels	Chairman and CEO, Principal Executive Officer, and Director	3/24/03
/s/ STANLEY A. ASKREN Stanley A. Askren	President, Chief Operating Officer and Director	3/24/03
/s/ JERALD K. DITTMER Jerald K. Dittmer	Vice President, Chief Financial Officer, and Principal Accounting Officer	3/24/03
/s/ GARY M. CHRISTENSEN Gary M. Christensen	Director	3/24/03
/s/ ROBERT W. COX Robert W. Cox	Director	3/24/03
/s/ CHERYL A. FRANCIS Cheryl A. Francis	Director	3/24/03
/s/ M. FAROOQ KATHWARI M. Farooq Kathwari	Director	3/24/03
/s/ ROBERT L. KATZ Robert L. Katz	Director	3/24/03

/s/ DENNIS J. MARTIN Dennis J. Martin	Director	3/24/03
/s/ ABBIE J. SMITH Abbie J. Smith	Director	3/24/03
/s/ RICHARD H. STANLEY Richard H. Stanley	Director	3/24/03
/s/ BRIAN E. STERN Brian E. Stern	Director	3/24/03
/s/ RONALD V. WATERS, III Ronald V. Waters, III	Director	3/24/03
/s/ LORNE R. WAXLAX Lorne R. Waxlax	Director	3/24/03

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Sarbanes-Oxley Act Section 302

        I, Jack D. Michaels, Chairman and Chief Executive Officer of HON INDUSTRIES Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of HON INDUSTRIES Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ Jack D. Michaels Name: Jack D. Michaels Title: Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Sarbanes-Oxley Act Section 302

        I, Jerald K. Dittmer, Vice President and Chief Financial Officer of HON INDUSTRIES Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of HON INDUSTRIES Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: March 24, 2003	/s/ Jerald K. Dittmer Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Shareholders,
HON INDUSTRIES Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and its subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 29, 2001, and December 30, 2000, and for each of the periods ended December 29, 2001 and December 30, 2000, prior to the adjustments discussed in the Goodwill and Other Intangible Assets note, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

        As disclosed in the Goodwill and Other Intangible Assets note, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on December 30, 2001.

        As discussed above, the financial statements of HON INDUSTRIES Inc., as of December 29, 2001, and December 30, 2000, and for each of the periods ended December 29, 2001, and December 30, 2000, were audited by other independent accountants who have ceased operations. As described in the Goodwill and Other Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in the Goodwill and Other Intangible Assets note. In our opinion, the transitional disclosures for 2001 and 2000 in the Goodwill and Other Intangible Assets note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 31, 2003

Predecessor Auditor (Arthur Andersen LLP) Opinion

        The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In 2002, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As discussed in the Goodwill and Other Intangible Assets note, the company has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

Report of Independent Accountants

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

        We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000, and January 1, 2000*, and the related consolidated statements of income, shareholders equity, and cash flows for each of the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000, and January 1, 2000*, and the results of its operations and its cash flows for each of the three fiscal years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
February 1, 2002

*
The January 1, 2000 consolidated financial statements are not required to be presented in the 2002 Annual Report.

HON INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years
	2002	2001	2000
	(Amounts in thousands, except for per share data)
Net sales	$1,692,622	$1,792,438	$2,046,286
Cost of products sold	1,092,743	1,181,140	1,380,404

Gross Profit	599,879	611,298	665,882
Selling and administrative expenses	454,189	464,206	487,848
Restructuring related charges	3,000	24,000	—

Operating Income	142,690	123,092	178,034

Interest income	2,578	1,717	1,945
Interest expense	4,714	8,548	14,015

Income Before Income Taxes	140,554	116,261	165,964
Income taxes	49,194	41,854	59,747

Net Income	$91,360	$74,407	$106,217

Net Income Per Common Share—Basic & Diluted	$1.55	$1.26	$1.77

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of Year-End
	2002	2001	2000
	(Amounts in thousands of dollars and shares)
Assets
Current Assets
Cash and cash equivalents	$139,165	$78,838	$3,181
Short-term investments	16,378	—	—
Receivables	181,096	161,390	211,243
Inventories	46,823	50,140	84,360
Deferred income taxes	10,101	14,940	19,516
Prepaid expenses and other current assets	11,491	14,349	11,841

Total Current Assets	405,054	319,657	330,141
Property, Plant, and Equipment	353,270	404,971	454,312
Goodwill	192,395	214,337	216,371
Other Assets	69,833	22,926	21,646

Total Assets	$1,020,552	$961,891	$1,022,470

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$252,145	$216,184	$240,540
Income taxes	3,740	6,112	12,067
Note payable and current maturities of long-term debt	41,298	6,715	10,408
Current maturities of other long-term obligations	1,497	1,432	1,853

Total Current Liabilities	298,680	230,443	264,868
Long-Term Debt	8,553	79,570	126,093
Capital Lease Obligations	1,284	1,260	2,192
Other Long-Term Liabilities	28,028	18,306	18,749
Deferred Income Taxes	37,114	39,632	37,226
Commitments and Contingencies
Shareholders' Equity
Preferred stock—$1 par value
Authorized: 1,000
Issued: None
Common stock—$1 par value	58,374	58,673	59,797
Authorized: 200,000
Issued and outstanding 2002—58,374; 2002—58,673; 2000—59,797
Additional paid-in capital	549	891	17,339
Retained earnings	587,731	532,555	495,796
Accumulated other comprehensive income	239	561	410

Total Shareholders' Equity	646,893	592,680	573,342

Total Liabilities and Shareholders' Equity	$1,020,552	$961,891	$1,022,470

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Amounts in thousands)
Balance, January 1, 2000	$60,172	$24,981	$416,034	$84	$501,271
Comprehensive income:
Net income			106,217		106,217
Other comprehensive income				326	326
Comprehensive income					106,543
Cash dividends			(26,455)		(26,455)
Common shares—treasury:
Shares purchased	(838)	(17,135)			(17,973)
Shares issued under Members Stock
Purchase Plan and stock awards	463	9,493			9,956

Balance, December 30, 2000	59,797	17,339	495,796	410	573,342
Comprehensive Income:
Net income			74,407		74,407
Other comprehensive income				151	151
Comprehensive income					74,558
Cash dividends			(28,373)		(28,373)
Common shares—treasury:
Shares purchased	(1,473)	(24,311)	(9,275)		(35,059)
Shares issued under Members Stock
Purchase Plan and stock awards	349	7,863			8,212

Balance, December 29, 2001	58,673	891	532,555	561	592,680
Comprehensive income:
Net income			91,360		91,360
Other comprehensive income (loss)				(322)	(322)
Comprehensive income					91,038
Cash dividends			(29,386)		(29,386)
Common shares—treasury:
Shares purchased	(614)	(8,324)	(6,798)		(15,736)
Shares issued under Members Stock
Purchase Plan and stock awards	315	7,982			8,297

Balance, December 28, 2002	$58,374	$549	$587,731	$239	$646,893

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	2002	2001	2000
	(Amounts in thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$91,360	$74,407	$106,217
Noncash items included in net income:
Depreciation and amortization	68,755	81,385	79,046
Other postretirement and postemployment benefits	2,246	1,757	1,572
Deferred income taxes	2,321	6,962	(7,213)
Loss on sales, retirements and impairments of property, plant and equipment	8,976	16,200	—
Stock issued to retirement plan	5,750	—	—
Other—net	2,613	109	90
Changes in working capital, excluding acquisition and disposition:
Receivables	(19,414)	47,897	3,961
Inventories	2,348	35,048	6,410
Prepaid expenses and other current assets	2,431	(1,661)	(1,616)
Accounts payable and accrued expenses	37,857	(26,149)	5,483
Income taxes	(2,370)	(5,957)	11,808
Increase (decrease) in other liabilities	(482)	(2,198)	(838)

Net cash flows from (to) operating activities	202,391	227,800	204,920

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(25,885)	(36,851)	(59,840)
Capitalized software	(65)	(1,757)	(2,192)
Acquisition spending, net of cash acquired	—	(8,748)	(134,696)
Short-term investments—net	(16,377)	—	—
Long-term investments	(22,493)	—	—
Other—net	924	343	(3)

Net cash flows from (to) investing activities	(63,896)	(47,013)	(196,731)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(15,736)	(35,059)	(17,973)
Proceeds from long-term debt	825	36,218	155,181
Payments of note and long-term debt	(35,967)	(87,365)	(147,458)
Proceeds from sale of HON INDUSTRIES common stock to members	2,096	9,449	9,529
Dividends paid	(29,386)	(28,373)	(26,455)

Net cash flows from (to) financing activities	(78,168)	(105,130)	(27,176)

Net increase (decrease) in cash and cash equivalents	60,327	75,657	(18,987)

Cash and cash equivalents at beginning of year	78,838	3,181	22,168

Cash and cash equivalents at end of year	139,165	78,838	3,181

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$5,062	$8,646	$13,395
Income taxes	$48,598	$40,916	$54,634

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nature of Operations

        HON INDUSTRIES Inc., with its subsidiaries (the Company), is a provider of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include electric, wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. The Company's products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End

        The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 2002 ended on December 28, 2002; 2001 ended on December 29, 2001; and 2000 ended on December 30, 2000.

Cash, Cash Equivalents and Investments

        Cash and cash equivalents generally consist of cash, money market accounts, and debt securities. These securities have original maturity dates not exceeding three months from date of purchase. The Company has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the consolidated balance sheet. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. The specific identification method is used to determine realized gains and losses on the trade date. Short-term investments include municipal bonds, money market preferred stock and U.S. treasury notes. Long-term investments include U.S. government securities, municipal bonds, certificates of deposit and asset-and mortgage-backed securities.

        At December 28, 2002, cash, cash equivalents and investments consisted of the following (cost approximates market value):

	Cash and cash equivalents	Short-term investments	Long-term investments
	(In thousands)
Held-to-maturity securities
Municipal bonds	$82,300	$1,900	$5,396
U.S. government securities			11,995
Certificates of deposit			400

Available-for-sale securities
U.S. treasury notes		3,478
Money market preferred stock		11,000
Asset and mortgage-backed securities			7,098

Cash & Money Market Accounts	56,865

Total	$139,165	$16,378	$24,889

        The 2001 and 2000 cash and cash equivalents generally consisted of cash and commercial paper.

Receivables

        Accounts receivables are presented net of an allowance for doubtful accounts of $9,570,000, $16,576,000, and $11,237,000 for 2002, 2001, and 2000, respectively.

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

Long-Lived Assets

        Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgement and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges connected with the Company's restructuring activities are discussed in the Restructuring Related Charges note. These assets included real estate, manufacturing equipment and certain other fixed assets. The Company's continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected lives of its equipment. The Company recorded losses on the disposal of assets in the amount of approximately $5 million during 2002 as a result of its continuous rapid improvement initiatives.

Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. The Company has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded. The impairment tests performed require that the Company determine the fair market value of its trademarks and the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment exists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including projected cash flows, royalty rates and discount rates. Also pursuant to the standard, the Company has ceased recording goodwill and indefinite-lived intangibles amortization in 2002.

Product Warranties

        The Company issues certain warranty policies on its furniture and hearth products that provides for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows in 2002:

(In thousands)
Balance at the beginning of the period	$5,632
Accruals for warranties issued during the period	6,542
Accrual related to pre-existing warranties	2,686
Settlements made during the period	(6,455)

Balance at the end of the period	$8,405

Revenue Recognition

        Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sales agreement. Revenue includes freight charged to customers; related costs are in selling and administrative expense. Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a deduction to net sales. Marketing program accruals require the use of management estimates and the consideration of contractual arrangements that are subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs

        Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, building costs, utilities and administrative fees. The amounts charged against income were $25,849,000 in 2002, $21,415,000 in 2001, and $18,911,000 in 2000.

Stock-Based Compensation

        The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Earnings Per Share

        Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under options have been considered outstanding for purposes of the diluted earnings per share calculation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowance for doubtful accounts, inventory reserves, marketing program accruals, warranty accruals, accruals for self-insured medical claims, workers' compensation, general liability and auto insurance claims, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Self-Insurance

        The Company is partially self-insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The Company's policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Recent Accounting Pronouncements

        During 2002, the Financial Accounting Standards Board finalized SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

        The Financial Accounting Standards Board also issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" during 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 28, 2002.

        The Financial Accounting Standards Board also issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Other". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements with years ending after December 15, 2002. The Company has included these disclosures in the Warranty and the Commitments and Contingencies notes.

        During 2001, the Financial Accounting Standards Board finalized SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted Statement No. 144 on December 30, 2001, the beginning of its 2002 fiscal year. The Company intends to adopt Statement No. 143 on December 29, 2002, the beginning of its 2003 fiscal year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

        In 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Company implemented the above EITF consensus effective with the fourth quarter 2000 and has restated prior periods to reflect the change. The adoption of this consensus did not have a material impact on the Company's financial statements. In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS No. 138. The Company adopted this Statement in January 2001 as required by the Statement. The adoption of this Statement did not have any impact on the Company's financial statements.

Reclassifications

        Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

Restructuring Related Charges

        During 2002, the Company recorded a pretax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown.

        During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce. Included in the charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania; Tupelo, Mississippi; and Santa Ana, California. During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to this charge. This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan.

        The following table details the change in restructuring reserve for the last two years:

	Severance Costs	Other Member Related Costs	Facility Termination & Other Costs	Asset Impairment Write-downs	Total
	(In thousands)
Restructuring reserve at December 31, 2000	$—	$—	$—	$—	$—
Restructuring charge	3,090	850	3,860	16,200	24,000
Cash payments	(2,322)	(433)	(2,328)	—	(5,083)
Charge against assets	—	—	—	(16,200)	(16,200)

Restructuring reserve at December 29, 2001	$768	$417	$1,532	$—	$2,717
Restructuring charge	737	—	3,328	1,300	5,365
Restructuring credit	(852)	(366)	(1,147)	—	(2,365)
Cash payments	(653)	(51)	(1,526)	—	(2,230)
Charge against assets	—	—	—	(1,300)	(1,300)

Restructuring reserve at December 28, 2002	$—	$—	$2,187	$—	$2,187

Business Combinations

        During 2001, the Company completed the acquisition of three small hearth product distributors for a total purchase price of approximately $7.6 million. The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company's financial statements since the date of acquisition.

        On February 29, 2000, the Company completed the acquisition of its Hearth Services division, which consists of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied), establishing the Company as the leading manufacturer and distributor in the hearth products industry. The Company acquired AFC and Allied for approximately $135 million in cash and debt including acquisition costs. The acquisition has been accounted for using the purchase method, and the results of AFC and Allied have been included in the Company's financial statements since the date of acquisition. Management finalized its integration plan related to the acquisition during the first quarter of 2001. The excess of the consideration paid over the fair value of the business of $21 million was recorded as goodwill and was being amortized on a straight-line basis over 20 years through December 29, 2001.

        Assuming the acquisition of American Fireplace Company and Allied Group had occurred on January 2, 2000, the beginning of the Company's 2000 fiscal year, instead of the actual dates reported above, the Company's pro forma consolidated net sales would have been approximately $2.1 billion for 2000. Pro forma consolidated net income and net income per share for 2000 would not have been materially different than the reported amounts.

Inventories

	2002	2001	2000
	(In thousands)
Finished products	$30,747	$33,280	$48,990
Materials and work in process	26,266	26,469	46,497
LIFO reserve	(10,190)	(9,609)	(11,127)

	$46,823	$50,140	$84,360

Property, Plant, and Equipment

	2002	2001	2000
	(In thousands)
Land and land improvements	$21,566	$21,678	$18,808
Buildings	208,124	212,352	202,189
Machinery and equipment	494,354	494,458	514,293
Construction and equipment installation in progress	10,227	14,247	27,547

	734,271	742,735	762,837
Less: allowances for depreciation	381,001	337,764	308,525

	$353,270	$404,971	$454,312

Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded. Also pursuant to the standard, the Company has ceased recording of goodwill and indefinite-lived intangibles amortization in 2002.

        The Company also owns a trademark having a net value of $8.1 million as of December 28, 2002 and December 29, 2001. The trademark had a net carrying amount of $8.3 million as of December 30, 2000. The fair value of the trademark exceeds the carrying value of the trademark and thus, no impairment was recorded. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. The Company ceased amortizing the trademark in 2002.

        The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Company's consolidated balance sheets:

2002
(In thousands)
Patents	$16,450
License agreements and other	26,076
Less: accumulated amortization	13,980

Net intangible assets	$28,546

        Amortization expense for definite-lived intangibles for 2002, 2001, and 2000 was $2,690,100, $2,200,200, and $2,124,700, respectively. Amortization expense is estimated to be approximately $2.7 million per year for each of the next five years.

        The goodwill at December 29, 2001, included other intangible assets that are required to be accounted for as assets apart from goodwill under SFAS No. 142. The following table summarizes the reclassification:

	Net Book Value December 29, 2001	SFAS 142 Reclassification	Net book value as modified for SFAS 142 December 29, 2001
	(In thousands)
Goodwill	$214,337	$(27,643)	$186,694
License agreements and other (included in Other Assets)	3,049	19,564	22,613
Trademarks (included in Other Assets)	—	8,079	8,079
Patents (included in Other Assets)	8,574	—	8,574

Total	$225,960	$—	$225,960

        The changes in the carrying amount of goodwill since December 29, 2001, are as follows by reporting segment:

	Office Furniture	Hearth Products	Total
	(In thousands)
Balance as of December 29, 2001 (after SFAS 142 reclassification)	$43,611	$143,083	$186,694
Goodwill increase during period		5,710	5,710
Net goodwill disposed of during period	—	(9)	(9)

Balance as of December 28, 2002	$43,611	$148,784	$192,395

        The goodwill increase in 2002 relates to additional purchase consideration associated with debentures issued in connection with a prior acquisition.

        The following schedule reports the adjusted net income for the goodwill and indefinite-lived trademark amortization effect:

	2002	2001	2000
	(In thousands)
Reported net income	$91,360	$74,407	$106,217
Add back: Goodwill amortization, net of tax	—	5,611	4,742
Add back: Trademark amortization, net of tax	—	149	149

Adjusted net income	$91,360	$80,167	$111,108

Basic and diluted earnings per share:
Reported net income	$1.55	$1.26	$1.77
Goodwill & trademark amortization, net of tax	—	.10	.08

Adjusted net income	$1.55	$1.36	$1.85

Accounts Payable and Accrued Expenses

	2002	2001	2000
	(In thousands)
Trade accounts payable	$66,204	$53,660	$67,540
Compensation	20,686	13,663	15,781
Profit sharing and retirement expense	26,788	26,020	25,041
Vacation pay	14,095	13,881	14,560
Marketing expenses	59,224	54,861	65,931
Casualty
self-insurance expense	10,973	17,189	12,216
Other accrued expenses	54,175	36,910	39,471

	$252,145	$216,184	$240,540

Long-Term Debt

	2002	2001	2000
	(In thousands)
Industrial development revenue bonds, various issues, payable through 2018 with interest at 1.49-5.40% per annum	$7,938	$23,995	$24,633
Note payable to bank, revolving credit agreement with interest at a variable rate*	—	—	46,000
Convertible debentures payable to individuals, due in 2003 with interes at 5.5% per annum	40,443	58,074	58,074
Other notes and amounts	736	3,285	5,673

Total debt	49,117	85,354	134,380
Less: current portion	40,564	5,784	8,287

Long-term debt	$8,553	$79,570	$126,093

*
Borrowings under the Company's $200,000,000 revolving bank credit agreement were repaid in full in 2001, however, the credit line remained available until June 2002. In May 2002, the Company entered into a new $136,000,000, four year revolving bank credit agreement.

        Aggregate maturities of long-term debt are as follows:

(In thousands)
2003	$40,564
2004	242
2005	5,704
2006	102
2007	59
Thereafter	2,446

        The convertible debentures are payable to the former owners of businesses that were acquired by the Company. These individuals continue as members of the Company following the acquisitions. The convertible debentures are convertible into cash. The debentures contain certain conversion features that are recorded as earned.

        Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Company has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Company's outstanding long-term debt obligations at year-end 2002 approximates the recorded aggregate amount.

Selling and Administrative Expenses

	2002	2001	2000
	(In thousands)
Freight expense for shipments to customers	$98,876	$103,489	$137,197
Amortization of intangible and other assets	4,317	12,646	10,679
Product development costs	25,849	21,415	18,911
Other selling and administrative expenses	325,147	326,656	321,061

	$454,189	$464,206	$487,848

Income Taxes

        Significant components of the provision for income taxes are as follows:

	2002	2001	2000
	(In thousands)
Current:
Federal	$38,966	$32,393	$62,172
State	3,473	2,442	3,931

	42,439	34,835	66,103
Deferred	6,755	7,019	(6,356)

	$49,194	$41,854	$59,747

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	2002	2001	2000
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.6	1.6	1.5
Credit for increasing research activities	(1.6)	—	—
Extraterritorial income exclusion	(1.0)	—	—
Other—net	1.0	(0.6)	(0.5)

Effective tax rate	35.0%	36.0%	36.0%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	2002	2001	2000
	(In thousands)
Net long-term deferred tax liabilities:
Tax over book depreciation	$(34,398)	$(38,759)	$(37,509)
OPEB obligations	3,581	3,197	3,157
Compensation	3,821	2,519	2,079
Goodwill	(14,173)	(5,550)	(4,183)
Other—Net	4,055	(1,039)	(770)

Total net long-term deferred tax liabilities	(37,114)	(39,632)	(37,226)

Net current deferred tax assets:
Workers' compensation, general, and product liability accruals	1,517	1,119	4,183
Vacation accrual	4,617	4,002	4,632
Integration accruals	—	(3,766)	(3,205)
Inventory differences	5,101	1,969	2,404
Plant closing accruals	821	3,302	—
Deferred income	(3,820)	—	—
Other—net	1,865	8,314	11,502

Total net current deferred tax assets	10,101	14,940	19,516

Net deferred tax (liabilities) assets	$(27,013)	$(24,692)	$(17,710)

Shareholders' Equity and Earnings Per Share

	2002	2001	2000
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	58,373,607	58,672,933	59,796,891
Preferred Stock, $1 Par Value
Authorized	1,000,000	1,000,000	1,000,000
Issued and outstanding	—	—	—

        The Company purchased 614,580; 1,472,937; and 837,552 shares of its common stock during 2002, 2001, and 2000, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

        In 2002 the denominator for the basic earnings per share calculation was 58,789,851. There were 250,769 potentially dilutive shares from stock options plans, making the denominator for diluted earnings per share 59,040,620. Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2002, because the option prices were greater than the average market prices for the periods. The number of stock options outstanding, which met this criterion for 2002 was 30,000 with a range of per share exercise prices of $28.25-$32.22.

        Components of other comprehensive income (loss) consist of the following:

	2002	2001	2000
	(In thousands)
Foreign currency translation adjustments—net of tax	—	$109	$118
Change in unrealized gains on marketable securities—net of tax	$(322)	42	208

Other comprehensive income (loss)	$(322)	$151	$326

        In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors. This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 2002, 2001, and 2000, 6,358; 7,446; and 6,948 shares of Company common stock were issued under the plan, respectively.

        Cash dividends declared and paid per share for each year are:

(In dollars)	2002	2001	2000
Common shares	$.50	$.48	$.44

        Shares of common stock were issued in 2002, 2001, and 2000 pursuant to a members' stock purchase plan as follows:

	2002	2001	2000
Shares issued	43,388	85,385	90,059
Average price per share	$23.63	$20.51	$21.10

        During 2002, shareholders approved the 2002 Members' Stock Purchase Plan. Under the new plan, 800,000 shares of common stock were registered for issuance to participating members. Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours a week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his/her gross earnings or a maximum fair value of $25,000 in any calendar year. During 2002, 47,419 shares of common stock were issued under the plan at an average price of $22.58. An additional 752,581 shares were available for issuance under the plan at December 28, 2002.

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

Stock-Based Compensation

        Under the Company's 1995 Stock-Based Compensation Plan, as amended and restated effective November 10, 2000, the Company may award options to purchase shares of the Company's common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Restricted stock awarded under the plan is expensed ratably over the vesting period of the awards. Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

        The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure",to stock-based employee compensation.

	2002	2001	2000
	(In thousands)
Net income, as reported	$91.4	$74.4	$106.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(1.4)	(1.1)

Pro forma net income	$89.2	$73.0	$105.1

Earnings per share:
Basic-as reported	$1.55	$1.26	$1.77
Basic-pro forma	$1.52	$1.24	$1.75
Diluted-as reported	$1.55	$1.26	$1.77
Diluted-pro forma	$1.51	$1.24	$1.75

        The weighted-average fair value of options granted during 2002, 2001, and 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $11.74, $9.70, and $9.25, respectively. The fair value of 2002, 2001, and 2000 options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.65% to 2.06%, expected volatility of 34.32% to 38.37%, risk-free interest rate of 5.13% to 6.56%, and an expected life of 10 to 12 years depending on grant date.

        The status of the Company's stock option plans is summarized below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2000	407,750	$24.30
Granted	532,500	20.13
Exercised	(22,000)	23.80
Forfeited	—	—

Outstanding at December 30, 2000	918,250	$21.90
Granted	266,500	23.39
Exercised	(17,500)	18.31
Forfeited	(37,000)	21.57

Outstanding at December 29, 2001	1,130,250	22.32
Granted	290,000	25.77
Exercised	—	—
Forfeited	(17,000)	21.69

Outstanding at December 28, 2002	1,403,250	$23.03
Options exercisable at:
December 28, 2002	156,250	$25.02
December 29, 2001	105,000	24.86
December 30, 2000	—	—

        The following table summarizes information about fixed stock options outstanding at December 28, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 28, 2002
$24.50-$28.25	105,000	4.0 years	$24.86	105,000
$32.22	20,000	5.1 years	$32.22	20,000
$23.31-$23.47	238,750	5.9 years	$23.47	11,250
$18.31-$26.69	493,000	7.1 years	$20.28	15,000
$23.32-$25.27	259,500	8.0 years	$23.40	5,000
$25.75-$25.77	287,000	9.1 years	$25.77	—

Retirement Benefits

        The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $23,524,000, $24,826,000, and $24,400,000 in 2002, 2001, and 2000, respectively.

        The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $0 for 2002, 2001, and 2000. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

        The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company's union employees. Pension expense for this plan amounted to $309,000, $310,000, and $308,500 in 2002, 2001, and 2000, respectively.

Postretirement Health Care

        In accordance with the guidelines of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

	2002	2001	2000
	(In thousands)
Reconciliation of benefit obligation:
Obligation at beginning of year	$17,351	$12,229	$20,237
Service cost	398	278	182
Interest cost	1,091	941	882
Benefit payments	(1,356)	(952)	(981)
Actuarial (gains) losses	133	3,042	(5,888)
Current year prior service cost	—	1,813	(2,203)

Obligation at end of year	$17,617	$17,351	$12,229

Funded status:
Funded status at end of year	$17,617	$17,351	$12,229
Unrecognized transition obligation	(5,942)	(6,523)	(7,103)
Unrecognized prior-service cost	(1,352)	(1,582)	(1,813)
Unrecognized gain (loss)	(539)	(364)	5,457

Net amount recognized	$9,784	$8,882	$8,770

Net periodic postretirement benefit cost include:
Service cost	$398	$278	$182
Interest cost	1,091	941	882
Amortization of transition obligation over 20 years	581	581	581
Amortization of prior service cost	230	230	—
Amortization of (gains) and losses	(10)	(474)	(539)

Net periodic postretirement benefit cost	$2,290	$1,556	$1,106

        The discount rates at fiscal year-end 2002, 2001, and 2000 were 6.5%, 6.5%, and 8.0%, respectively. The Company payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on company cost.

Leases

        The Company leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under noncancelable leases at the end of 2001 are as follows:

	Capitalized Leases	Operating Leases
	(In thousands)
2003	$269	$14,128
2004	274	11,801
2005	261	9,545
2006	221	7,428
2007	1,016	4,859
Thereafter	—	15,734

Total minimum lease payments	2,041	$63,495

Less: amount representing interest	606

Present value of net minimum lease payments, including current maturities of $151	$1,435

        Property, plant, and equipment at year-end include the following amounts for capitalized leases:

	2002	2001	2000
	(In thousands)
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	196	15,805	15,805

	3,495	19,104	19,104
Less: allowances for depreciation	2,514	17,052	14,655

	$981	$2,052	$4,449

        Rent expense for the years 2002, 2001, and 2000 amounted to approximately $13,683,000, $13,387,000, and $15,428,000, respectively. The Company has operating leases for office and production facilities with annual rentals totaling $450,000 with the former owners of a business acquired in 1996. One of the individuals continues as an officer of a subsidiary of the Company. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $787,000, $869,000, and $941,000 for the years 2002, 2001, and 2000, respectively.

Commitments and Contingencies

        The Company utilizes letters of credit in the amount of $27 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

        The Company entered into a three year transportation service contract with a contract carrier in May, 2002. The Company is contingently liable for future minimum payments totaling $14,537,000 under this contract. The Company is also contingently liable for $266,000 of financing arrangements with certain customers.

        The Company has contingent liabilities which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. The Company currently has one preferential payment claim outstanding totaling approximately $7.6 million. The Company intends to vigorously contest this claim, however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

Significant Customer

        One office furniture customer accounted for approximately 14% of consolidated net sales in each year.

Operating Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," management views the Company as being in two operating segments: office furniture and hearth products, with the former being the principal segment. The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

        The Company's hearth products segment is somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2002, 53% of consolidated net sales of hearth products were generated in the third and fourth quarters.

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

        No geographic information for revenues from external customers or for long-lived assets is disclosed since the Company's primary market and capital investments are concentrated in the United States.

        Reportable segment data reconciled to the consolidated financial statements for the years ended 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(In thousands)
Net sales:
Office furniture	$1,279,059	$1,366,312	$1,649,937
Hearth products	413,563	426,126	396,349

	$1,692,622	$1,792,438	$2,046,286

Operating profit:
Office furniture(a)	$130,014	$112,405	$171,647
Hearth products(a)	44,852	39,282	30,232

Total operating profit	174,866	151,687	201,879
Unallocated corporate expenses	(34,312)	(35,426)	(35,915)

Income before income taxes	$140,554	$116,261	$165,964

Identifiable assets:
Office furniture	$494,559	$526,712	$638,075
Hearth products	305,326	320,199	327,528
General corporate(b)	220,667	114,980	56,867

	$1,020,552	$961,891	$1,022,470

Depreciation and amortization expense:
Office furniture	$48,546	$58,658	$58,926
Hearth products	13,993	20,389	18,109
General corporate(b)	6,216	2,338	2,011

	$68,755	$81,385	$79,046

Capital expenditures:
Office furniture	$17,183	$29,785	$39,361
Hearth products	6,132	7,149	17,643
General corporate	2,570	(83)	2,836

	$25,885	$36,851	$59,840

(a)
Included in operating profit for the office furniture segment are pretax charges of $3.0 million and $22.5 million for closing of facilities and impairment charges in 2002 and 2001, respectively. Included in operating profit for the hearth products segment is a pretax charge of $1.5 million for closing of facilities and impairment charges in 2001.

(b)
In 2002 the Company's information technologies departments became a shared service at the corporate level. The costs continue to be charged out to the segments, however the assets and related deprecation are now classified as general corporate.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year-End 2002:
Net sales	$399,139	$399,299	$446,274	$447,910
Cost of products sold	259,398	256,696	285,996	290,653

Gross profit	139,741	142,603	160,278	157,257
Selling and administrative expenses	110,425	111,320	117,274	115,170
Restructuring related charges(income)	3,900	(900)	—	—

Operating income	25,416	32,183	43,004	42,087
Interest income (expense)—net	(580)	(710)	(577)	(269)

Income before income taxes	24,836	31,473	42,427	41,818
Income taxes	8,941	11,330	15,274	13,649

Net income	15,895	20,143	27,153	28,169

Net income per common share	$.27	$.34	$.46	$.48
Weighted-average common shares outstanding	58,777	58,918	59,140	58,546
As a Percentage of Net Sales
Net sales	100%	100%	100%	100%
Gross profit	35.0	35.7	35.9	35.1
Selling and administrative expenses	27.7	27.9	26.3	25.7
Restructuring related charges	1.0	(.2)	—	—
Operating income	6.4	8.1	9.6	9.4
Income taxes	2.2	2.8	3.4	3.0
Net income	4.0	5.0	6.1	6.3
Year-End 2001:
Net sales	$461,997	$444,196	$459,352	$426,893
Cost of products sold	311,711	292,789	298,427	278,213

Gross profit	150,286	151,407	160,925	148,680
Selling and administrative expenses	119,050	118,983	114,759	111,414
Restructuring related charges	—	24,000	—	—

Operating income	31,236	8,424	46,166	37,266
Interest income (expense)—net	(2,700)	(1,832)	(1,375)	(924)

Income before income taxes	28,536	6,592	44,791	36,342
Income taxes	10,273	2,373	16,125	13,083

Net income	$18,263	$4,219	$28,666	$23,259

Net income per common share	$.31	$.07	$.48	$.40
Weighted-average common shares outstanding	59,448	59,205	59,048	58,651
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.5	34.1	35.0	34.8
Selling and administrative expenses	25.8	26.8	25.0	26.1
Restructuring related charges	—	5.4	—	—
Operating income	6.8	1.9	10.1	8.7

Income taxes	2.2	0.5	3.5	3.1
Net income	4.0	0.9	6.2	5.4
Year-End 2000 (a):
Net sales	$481,523	$509,649	$535,322	$519,792
Cost of products sold	329,416	343,842	354,367	352,779

Gross profit	152,107	165,807	180,955	167,013
Selling and administrative expenses	111,214	125,513	124,197	126,924

Operating income	40,893	40,294	56,758	40,089
Interest income (expense)—net	(2,550)	(3,688)	(3,303)	(2,529)

Income before income taxes	38,343	36,606	53,455	37,560
Income taxes	13,803	13,188	19,234	13,522

Net income	$24,540	$23,418	$34,221	$24,038

Net income per common share	$.41	$.39	$.57	$.40
Weighted-average common shares outstanding	60,186	60,145	60,162	60,069
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	31.6	32.5	33.8	32.1
Selling and administrative expenses	23.1	24.6	23.2	24.4
Operating income	8.5	7.9	10.6	7.7
Income taxes	2.9	2.6	3.6	2.6
Net income	5.1	4.6	6.4	4.6

(a)
First quarter 2000 includes partial quarterly results of operation of American Fireplace Company and the Allied Group acquisitions acquired February 29, 2000.

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2002—2001

2002 by Quarter	High	Low	Dividends per Share
1st	$29.12	$24.55	$.125
2nd	30.85	25.45	.125
3rd	28.67	23.80	.125
4th	29.20	22.88	.125

Total Dividends Paid			$.500

2001 by Quarter	High	Low	Dividends per Share
1st	$26.50	$22.00	$.12
2nd	26.45	22.44	.12
3rd	26.15	19.96	.12
4th	28.85	20.00	.12

Total Dividends Paid			$.48

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2002—1992

	Market Price*			Price/Earnings Ratio
Year			Earnings per Share*
	High	Low		High	Low
2002	30.85	22.88	1.55	20	15
2001	28.85	19.96	1.26	23	16
2000	27.88	15.56	1.77	16	9
1999	29.88	18.75	1.44	21	13
1998	37.19	20.00	1.72	22	12
1997	32.13	15.88	1.45	22	11
1996	21.38	9.25	1.13	19	8
1995	15.63	11.50	.67	23	17
1994	17.00	12.00	.87	20	14
1993	14.63	10.75	.70	21	15
1992	11.75	8.25	.59	20	14

Eleven-Year Average				21	13

*
Adjusted for the effect of stock splits

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

Our audits of the consolidated financial statements referred to in our report dates January 31, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K (Schedule II). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of HON INDUSTRIES Inc. for the years ended December 29, 2001 and December 30, 2000, were audited by other independent accountants who have ceased operations. Those independent accounts expressed an unqualified opinion on the financial statement scheduled in their report dated February 1, 2002.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois
January 31, 2003

Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II Valuation and Qualifying Accounts for the years ended December 29, 2001, and December 30, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HON INDUSTRIES Inc. included in this registration statement and have issued our report thereon dated February 1, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The amounts included in Schedule II in this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

/s/Arthur Andersen LLP

Chicago, Illinois
February 1, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

HON INDUSTRIES INC. AND SUBSIDIARIES

December 28, 2002

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
	(In thousands)
Reserves deducted in the consolidated balance sheet from the assets to which they apply:

Year ended December 28, 2002: Allowance for doubtful accounts	$16,576	$3,327		$10,333	(A)	$9,570

Year ended December 29, 2001: Allowance for doubtful accounts	$11,237	$7,287		$1,948	(A)	$16,576

Year ended December 30, 2000: Allowance for doubtful accounts	$3,568	$8,726		$1,057	(A)	$11,237

Note A: Excess of accounts written off over recoveries

ITEM 14(a)(3)—INDEX OF EXHIBITS

Exhibit Number	Description of Document	Page Number
(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999	—
(3ii)	By-Laws of the Registrant, as amended	—
(4i)	Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998	—
(10i)	1995 Stock-Based Compensation Plan, as amended effective November 10, 2000, incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2000	—
(10ii)	1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 28, 1997, related to the Registrant's Annual Meeting of Shareholders held on May 13, 1997	—
(10iii)	Form of Registrant's Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994	—
(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995	—
(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995	—
(10vi)	2002 Members Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 22, 2002, related to the Registrant's Annual Meeting of Shareholders held on May 6, 2002	—
(10vii)	Agreement as Consultant and Director, dated November 15, 1995, between the Registrant and Robert L. Katz, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996	—
(10viii)	Form of Director and Officer Indemnification Agreement of the Registrant	—

(10ix)	Form of Common Stock Grant Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996	—
(10x)	Form of HON INDUSTRIES Inc. Stock-Based Compensation Plan Stock Option Award Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996	—
(10xi)	Stock Purchase Agreement of the Registrant, dated September 18, 1985, as amended by amendment dated February 11, 1991, between the Registrant and Stanley M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998	—
(10xii)	Real Estate Contract of the Registrant, dated November 15, 1997, between the Registrant and Terrence L. and Loretta B. Mealy, incorporated by reference to Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998	—
(10xiii)	$136,000,000 Credit Agreement, dated May 10, 2002; Deutsche Bank Trust Company Americas, as Administrative Agent, The Northern Trust Company, as Syndication Agent, National City Bank of Michigan/Illinois as Documentation Agent, and various lending institutions	—
(10xiv)	HON INDUSTRIES Inc. Profit-Sharing Retirement Plan of the Registrant as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant's Annual Report on 10-K for the year ended December 29, 2001	—
(10xv)	HON INDUSTRIES Inc. Long-Term Performance Plan of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000	—
(16)	Letter of Former Accountant, incorporated by reference to the Registrant's Report on Form 8-K dated May 7, 2002	—
(21)	Subsidiaries of the Registrant	—
(23)	Consent of Independent Public Accountants	—
(99A)	Executive Bonus Plan of the Registrant as amended and restated on May 1, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000	—
(99B)	Executive Deferred Compensation Plan of the Registrant as amended and restated on November 7, 2002	—
(99C)	Forward-Looking Statements	—
(99D)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA—ELEVEN-YEAR SUMMARY
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302
CERTIFICATION OF CHIEF FINANCIAL OFFICER Sarbanes-Oxley Act Section 302
HON INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
HON INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HON INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
HON INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
HON INDUSTRIES INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS HON INDUSTRIES INC. AND SUBSIDIARIES December 28, 2002