Form 10-Q
period 2003-03-29
HON INDUSTRIES INC
filed 2003-05-08
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number 0-2648
HON INDUSTRIES Inc. (Exact name of Registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)
P. O. Box 1109, 414 East Third Street Muscatine, Iowa 52761-0071 (Address of principal executive offices)	52761-0071 (Zip Code)
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
YES   X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at March 29, 2003 58,162,313


HON INDUSTRIES Inc. and SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets March 29, 2003, and December 28, 2002	3-4
Condensed Consolidated Statements of Income Three Months Ended March 29, 2003, and March 30, 2002	5
Condensed Consolidated Statements of Cash Flows Three Months Ended March 29, 2003, and March 30, 2002	6
Notes to Condensed Consolidated Financial Statements	7-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
EXHIBIT INDEX	19
(99.1) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20
CERTIFICATIONS	21-22


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2003 (Unaudited)	December 28, 2002
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 99,542 14,473 148,449 46,306 11,129 8,514	$ 139,165 16,378 181,096 46,823 10,101 11,491
Total Current Assets	328,413	405,054

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	22,183 212,118 494,986 17,854	21,566 208,124 494,354 10,227
Less accumulated depreciation	747,141 394,737	734,271 381,001

Net Property, Plant, and Equipment	352,404	353,270

GOODWILL	192,395	192,395

OTHER ASSETS	68,930	69,833

Total Assets	$ 942,142	$ 1,020,552

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2003 (Unaudited)	December 28, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 169,152 12,578 37,193 116	$ 252,145 3,740 41,298 1,497
Total Current Liabilities	219,039	298,680

LONG-TERM DEBT	2,894	8,553

CAPITAL LEASE OBLIGATIONS	1,259	1,284

OTHER LONG-TERM LIABILITIES	29,835	28,028

DEFERRED INCOME TAXES	39,345	37,114

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 1,000,000 shares, no shares outstanding	-	-
Common, $1 par value; authorized 200,000,000 shares, outstanding - 2003 - 58,162,313 shares; 2002 - 58,373,607 shares	58,162	58,374
Paid-in capital Retained earnings Accumulated other comprehensive income	526 590,820 262	549 587,731 239
Total Shareholders' Equity	649,770	646,893
Total Liabilities and Shareholders' Equity	$ 942,142	$ 1,020,552

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	March 29, 2003	March 30, 2002
	(In thousands, except share and per share data)
Net Sales Cost of products sold Gross Profit Selling and administrative expenses Operating Income Interest income Interest expense Income Before Income Taxes Income taxes Net Income	$ 391,971 252,841 139,130 114,426 24,704 821 1,086 24,439 8,554 $ 15,885	$ 399,139 259,398 139,741 114,325 25,416 635 1,215 24,836 8,941 $ 15,895
Net income per common share	$0.27	$0.27
Average number of common shares outstanding	58,317,275	58,776,955
Cash dividends per common share	$0.13	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended
	March 29, 2003	March 30, 2002
(In thousands)

Net Cash Flows From (To) Operating Activities:
  Net income
  Noncash items included in net income:
    Depreciation and amortization
    Other postretirement and post employment
       benefits
    Deferred income taxes
    Loss on sales, retirements and impairments of
       property, plant and equipment
    Stock issued to retirement plan
    Other - net
Net increase (decrease) in noncash operating
       assets and liabilities
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 15,885 16,282 545 1,203 1,331 4,679 202 (33,388) 1,171 7,910	$ 15,895 17,148 529 496 1,330 5,750 424 (40,437) 476 1,581

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
     equipment
  Capitalized software
  Additional purchase consideration
  Short-term investments - net
  Long-term investments - net
  Other - net
    Net cash flows form (to) investing activities

	(14,463) 96 (26) (5,710) 1,905 (1,658) - (19,856)	(5,266) - (22) - - 1,910 311 (3,067)

Net Cash Flows From (To) Financing Activities:
  Purchase of HON INDUSTRIES common stock
  Payments of note and long-term debt
  Proceeds from sales of HON INDUSTRIES      common stock to members
  Dividends paid
    Net cash flows from (to) financing activities

	(10,825) (9,789) 549 (7,612) (27,677)	- (903) 500 (7,360) (7,763)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(39,623) 139,165	(9,249) 78,838
Cash and cash equivalents at end of period	$ 99,542	$ 69,589

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 29, 2003

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

Note B. Summary of Significant Accounting Policies

Stock based compensation - The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation.

Three Months Ended
(in thousands)	Mar. 29, 2003	Mar. 30, 2002
Net income, as reported	$ 15,885	$ 15,895
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(572)	(513)
Pro forma net income	$ 15,313	$ 15,382
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$ 0.27 $ 0.26 $ 0.27 $ 0.26	$ 0.27 $ 0.26 $ 0.27 $ 0.26

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note C. Inventories

Inventories of the Company and its subsidiaries are summarized as follows:

($000)	March 29, 2003 (Unaudited)	December 28, 2002
Finished products Materials and work in process LIFO allowance	$ 31,646 24,915 (10,255)	$ 30,747 26,266 (10,190)
	$ 46,306	$ 46,823

Note D. Comprehensive Income

The Company's comprehensive income in 2003 consisted of unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and nominal foreign currency adjustments.

Note E. Earnings Per Share The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):
	Three Months Ended
	March 29, 2003	March 30, 2002
Numerators: Numerators for both basic and diluted EPS net income (in millions)	$ 15,885	$ 15,895
Denominators: Denominator for basic EPS weighted-average common shares outstanding	58,317,275	58,776,955
Potentially dilutive shares from stock option plans	264,256	247,208
Denominator for diluted EPS	58,581,531	59,024,163


Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at March 29, 2003 and March 30, 2002, because the option prices were greater than the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for the three months ended March 29, 2003, was 30,000 with a range of per share exercise prices of $28.25 - $32.22.  The number of stock options outstanding, which met this criterion for the three months ended March 28, 2002, was 20,000 with a per share exercise price of $32.22. There was no difference between EPS on a basic and diluted basis for the periods presented.

Note F. Restructuring Reserve

The Company has a balance in a restructuring reserve of $2.0 million primarily for facility termination costs related to the shutdown of an office furniture facility in Jackson, Tennessee, which occurred in 2002. Cash payments of approximately $190,000 were made during the quarter ending March 29, 2003.

Note G. Asset Impairment

The Company recorded an asset impairment on a facility held-for-sale of $1.1 million during the quarter ended March 29, 2003. The Company entered into a purchase agreement on this facility in March of 2003 and the closing is planned for the second quarter of 2003.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 29, 2003 and December 28, 2002, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(in thousands)	March 29, 2003	December 28, 2002
Patents License agreements and other Less: accumulated amortization	$ 16,450 26,076 (14,653)	$ 16,450 26,076 (13,980)
	$ 27,873	$ 28,546

Aggregate amortization expense for the three-months ended March 29, 2003 and March 30, 2002 was $673,000 and $673,000, respectively.

The Company also owns a trademark with a net carrying amount of $8.1 million. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely.

The following table shows the carrying amount of goodwill by reporting segment:

	Office Furniture	Hearth Products	Total
Goodwill balance	$43,611	$148,784	$192,395

There was no change in goodwill during the current quarter.

Note I. Product Warranties

The company issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows during the period:

(in thousands)
Balance, December 29, 2002 Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 8,405 1,210 108 (1,317)
Balance, March 29, 2003	$ 8,406

Note J. Commitments & Contingencies

The Company utilizes letters of credit in the amount of $21 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $13.3 million under a transportation service contract. The Company is also contingently liable for $200,000 of financing arrangements with certain customers, which are deemed to be immaterial.

The Company has contingent liabilities which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes and other claims. The Company currently has one preferential payment claim outstanding totaling approximately $7.6 million. The Company intends to vigorously contest this claim and has recorded its best estimate within the range of the likely exposure. It is management's opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Company's financial condition, although such matters could have a material effect on its quarterly or annual operating results and cash flows when resolved in a future period.

Note K. Related Party Transaction

During the current period the Company purchased a hearth products office and production facility located in Lake City, Minnesota, for $3.6 million from R & D Properties of Savage L.L.P. ("R & D Properties"). A significant portion of R & D Properties was owned by trusts for the benefit of members of the family of Daniel Shimek. Mr. Shimek is an officer of the Company. The property was previously leased from R & D Properties and disclosed in the Company's previous filings. The purchase price of the property was determined by soliciting appraisals from independent commercial real estate appraisers.

Note L. New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," on December 29, 2002, the beginning of its 2003 fiscal year. The adoption did not have an impact on the Company's financial statements.

The Company adopted the interim disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for the first quarter of 2003.

The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements.

Note M. Business Segment Information

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

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

Reportable segment data reconciled to the consolidated financial statements for the three-month period ended March 29, 2003, and March 30, 2002, is as follows:

Three Months Ended
(in thousands)	March 29, 2003	March 30, 2002
Net Sales: Office furniture Hearth products	$ 294,867 97,104	$ 300,221 98,918
	$ 391,971	$ 399,139
Operating Profit: Office furniture Hearth products Total operating profit Unallocated corporate expense Income before income taxes	$ 25,193 5,814 31,007 (6,568) $ 24,439	$ 24,248 6,505 30,753 (5,917) $ 24,836

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 11,493 3,646 1,143 $ 16,282	$ 12,291 3,309 1,548 $ 17,148

Capital Expenditures: Office furniture Hearth products General corporate	$ 4,553 6,521 3,389 $ 14,463	$ 4,152 920 194 $ 5,266

	As of March 29, 2003	As of March 30, 2002
Identifiable Assets: Office furniture Hearth products General corporate	$ 456,321 302,741 183,080 $ 942,142	$ 512,194 308,734 114,381 $ 935,309


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

	Comparison of
Increases (Decreases) Dollars in Thousands	Three Months Ended March 29, 2003 & March 30, 2002		Three Months Ended March 29, 2003 & December 28, 2002
Net Sales	$ (7,168)	(1.8)%	$ (55,939)	(12.5)%
Cost of products sold	(6,557)	(2.5)	(37,812)	(13.0)
Selling & administrative expenses	101	0.1	(744)	(0.6)
Interest income	186	29.3	128	18.5
Interest expense	(129)	(10.6)	124	12.9
Income taxes	(387)	(4.3)	(5,095)	(37.3)
Net Income	(10)	(0.1)	(12,284)	(43.6)

Consolidated net sales for the first quarter ending March 29, 2003, were $392.0 million, a 1.8 percent decrease from the $399.1 million in the first quarter of 2002. Compared to the fourth quarter of 2002, net sales for the first quarter declined 12.5 percent. The decline from the fourth quarter is a reflection of our normal seasonality. Net income was $15.9 million and net income per share was $0.27 per diluted share, which was the same as first quarter 2002. The economy and markets continue to experience softness due to economic and political uncertainty.

For the first quarter of 2003 and 2002, office furniture comprised 75 percent of consolidated net sales and hearth products comprised 25 percent. Office furniture and hearth products sales were both down 1.8 percent. Office furniture contributed 81 percent of first quarter 2003 consolidated operating profit before unallocated corporate expenses.

The consolidated gross profit margin for the first quarter of 2003 increased to 35.5 percent compared to 35.0 percent for the same period in 2002. This increase is due to benefits from restructuring initiatives implemented over the past few years plus the Company's rapid continuous improvement program and the increased productivity from its member-owners.

Selling and administrative expenses for the quarter as a percent of net sales increased to 29.2 percent, compared with 28.6 percent in first quarter 2002. The increase is due to lower overall sales volume and charges totaling $4.0 million that consisted of increased freight surcharges, a reserve for a preferential payment claim and an additional impairment charge related to a facility that was closed in 2001. The Company entered into a purchase agreement on this facility in late March and the closing is planned for second quarter 2003. Included in 2002 selling and administrative expenses were $3.9 million of costs due to the shutdown of an office furniture facility in Jackson, Tennessee.

The Company's current effective tax rate is 35 percent compared to 36 percent in first quarter 2002 due to tax benefits associated with various federal and state tax credits. The Company currently expects the effective tax rate to remain at this level in 2003; however, the resolution of certain federal and state tax credits could further affect the rate.

Liquidity and Capital Resources

As of March 29, 2003, cash and short-term investments decreased to $114.0 million compared to a $155.5 million at year-end 2002. As is typical, a large outflow of cash was required in the first quarter for the annual payment of marketing programs and the funding of the defined contribution retirement plan. The Company's trade receivables decreased from year-end due to decreased sales volume. Annualized inventory turns increased to 27.1 turns from 20.1 in the same quarter last year. Cash flow and working capital management are major focuses of management to ensure the Company is poised for growth.

Net capital expenditures for the first three months of 2003 were $14.5 million compared to $5.3 million in 2002 and included funding for the purchase of a previously leased hearth products plant, information system improvements, tooling and equipment for new products and productivity improvements. The Company's long-term debt decreased from year-end due to the retirement of $5.6 million of Industrial Development Revenue bonds. The Company paid off debentures including appreciation related to a previous acquisition, which represented additional purchase consideration.

On February 12, 2003, the Board approved a 4 percent increase in the common stock quarterly cash dividend from $0.125 per share to $0.13 per share. The dividend was paid on February 28, 2003, to shareholders of record on February 21, 2003. This was the 192nd consecutive quarterly dividend paid by the Company.

For the three months ended March 29, 2003, the Company repurchased 406,000 shares of its common stock at a cost of approximately $10.8 million. As of March 29, 2003, $52.0 million of the Board's current repurchase authorization remained unspent.

On May 5, 2003, the Board of Directors declared a $0.13 per common share cash dividend to shareholders of record on May 15, 2003, to be paid on May 30, 2003.

Critical Accounting Policies

The Company's critical accounting policies are outlined in its Form 10-K for fiscal year ended December 28, 2002. The following policies are also relevant to 2003.

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The Company adopted the interim disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," for the quarter ended March 29, 2003.

The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements.

Commitments and Contingencies

The Company utilizes letters of credit in the amount of $21 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $13.3 million under a transportation service contract. The Company is also contingently liable for $200,000 of financing arrangements with certain customers, which are deemed to be immaterial.

The Company has contingent liabilities which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes and other claims. The Company currently has one preferential payment claim outstanding totaling approximately $7.6 million. The Company intends to vigorously contest this claim and has recorded its best estimate within the range of the likely exposure. It is management's opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Company's financial condition, although such matters could have a material effect on its quarterly or annual operating results and cash flows when resolved in a future period.

Related Party Transactions

During the current period the Company purchased a hearth products office and production facility located in Lake City, Minnesota, for $3.6 million from R & D Properties of Savage L.L.P. (R & D Properties). A significant portion of R & D Properties was owned by trusts for the benefit of members of the family of Daniel Shimek. Mr. Shimek is an officer of the Company. The property was previously leased from R & D properties and disclosed in the Company's previous filings. The purchase price of the property was determined by soliciting appraisals from independent commercial real estate appraisers.

Looking Ahead

Management feels that the current economic and geopolitical uncertainty will continue to challenge growth and profitability during the second quarter. However, management believes that the Company will continue to outperform the industries in which it competes. The Company continues to implement its plan to increase long-term shareholder value by streamlining processes and operations, understanding and responding to end-users, building brand power, and reducing its cost structure.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks include, among others: the Company's ability to realize financial benefits from its cost containment and business simplification initiatives, to realize financial benefits from investments in new products, and to mitigate the effects of uncertain steel prices and supplies; lower than expected demand for the Company's products due to uncertain political and economic conditions; competitive pricing pressure from foreign and domestic competitors; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

(a)

Reports on Form 8-K. The Company filed a periodic report on Form 8-K dated February 13, 2003, to report that Stanley A. Askren had been elected by the Company's Board of Directors as President and appointed as a member of the Board of Directors of HON INDUSTRIES Inc. Reports


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2003	HON INDUSTRIES Inc. By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer


PART II. EXHIBITS
EXHIBIT INDEX
(99.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(EXHIBIT 99.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HON INDUSTRIES Inc. (the "Company") for the quarterly period ended March 29, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jack D. Michaels, as Chairman and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman and Chief Executive Officer Date: May 8, 2003
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: May 8, 2003

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

Date: May 8, 2003	/s/ Jack D. Michaels
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

Date: May 8, 2003	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer