Form 10-Q
period 2003-06-28
HON INDUSTRIES INC
filed 2003-08-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
OR
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
YES X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at June 28, 2003 57,879,339


HON INDUSTRIES Inc. and SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	Page
Condensed Consolidated Balance Sheets June 28, 2003, and December 28, 2002	3-4
Condensed Consolidated Statements of Income Three Months Ended June 28, 2003, and June 29, 2002	5
Condensed Consolidated Statements of Income Six Months Ended June 28, 2003, and June 29, 2002	6
Condensed Consolidated Statements of Cash Flows Six Months Ended June 28, 2003, and June 29, 2002	7
Notes to Condensed Consolidated Financial Statements	8-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21
EXHIBIT INDEX	22


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2003 (Unaudited)	December 28, 2002
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 128,292 8,322 169,169 50,957 12,426 7,001	$ 139,165 16,378 181,096 46,823 10,101 11,491
Total Current Assets	376,167	405,054
PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	22,367 213,190 497,829 20,856	21,566 208,124 494,354 10,227
Less accumulated depreciation	754,242 410,389	734,271 381,001
Net Property, Plant, and Equipment	343,853	353,270
GOODWILL	192,086	192,395
OTHER ASSETS	56,890	69,833
Total Assets	$ 968,996	$ 1,020,552

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2003 (Unaudited)	December 28, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)
CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 194,288 18,376 28,395 211	$ 252,145 3,740 41,298 1,497
Total Current Liabilities	241,270	298,680
LONG-TERM DEBT	2,865	8,553
CAPITAL LEASE OBLIGATIONS	1,234	1,284
OTHER LONG-TERM LIABILITIES	31,972	28,028
DEFERRED INCOME TAXES	39,890	37,114
SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 1,000,000 shares, no shares outstanding	-	-
Common, $1 par value; authorized 200,000,000 shares, outstanding - 2003 - 57,879,339 shares; 2002 - 58,373,607 shares	57,879	58,374
Paid-in capital Retained earnings Accumulated other comprehensive income (loss)	567 594,801 (1,482)	549 587,731 239
Total Shareholders' Equity	651,765	646,893
Total Liabilities and Shareholders' Equity	$ 968,996	$1,020,552

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	June 28, 2003	June 29,2002
	(In thousands, except share and per share data)

Net sales
Cost of products sold
  Gross profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating income
Interest income
Interest expense
  Income before income taxes
Income taxes
  Net income

	$ 406,793 260,367 146,426 112,979 2,265 31,182 563 712 31,033 10,861 $ 20,172	$ 399,299 256,696 142,603 111,320 (900) 32,183 549 1,259 31,473 11,330 $ 20,143
Net income per common share (basic & diluted)	$0.35	0.34
Average number of common shares outstanding (basic)	58,142,937	58,918,130
Cash dividends per common share	$0.130	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	June 28, 2003	June 29, 2002
	(In thousands, except share and per share data)

Net sales
Cost of products sold
  Gross profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating income
Interest income
Interest expense
  Income before income taxes
Income taxes
  Net income

	$ 798,764 513,208 285,556 227,405 2,265 55,886 1,384 1,798 55,472 19,415 $ 36,057	$ 798,438 516,094 282,344 221,745 3,000 57,599 1,184 2,474 56,309 20,271 $ 36,038
Net income per common share (basic & diluted)	$0.62	$0.61
Average number of common shares outstanding (basic)	58,230,106	58,847,543
Cash dividends per common share	$0.26	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended
	June 28, 2003	June 29, 2002
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
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 36,057 33,729 1,086 1,470 2,138 4,678 1,586 (28,430) 2,171 54,485	$ 36,038 34,568 1,101 2,813 1,300 5,750 (148) (36,882) 595 45,135

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
     equipment
  Capitalized software
  Additional purchase consideration
  Short-term investments - net
  Long-term investments - net
  Other - net
    Net cash flows from (to) investing activities

	(23,694) 1,558 (659) (5,710) 8,056 9,288 - (11,161)	(9,329) - (22) - (5,000) (7,408) 1,094 (20,665)

Net Cash Flows From (To) Financing Activities:
  Purchase of HON INDUSTRIES common stock
  Payments of note and long-term debt
  Proceeds from sales of HON INDUSTRIES
    common stock to members
  Dividends paid
    Net cash flows from (to) financing activities

	(21,512) (18,641) 1,138 (15,182) (54,197)	- (1,396) 1,025 (14,724) (15,095)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(10,873) 139,165	9,375 78,838
Cash and cash equivalents at end of period	$ 128,292	$ 88,213

See accompanying Notes to Condensed Consolidated Financial Statements.


HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2003

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

Note B.  Summary of Significant Accounting Policies

Stock-Based Compensation - The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation.

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$ 20,172	$ 20,143	$ 36,057	$ 36,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(949)	(553)	(1,521)	(1,066)
Pro forma net income	$ 19,223	$ 19,590	$ 34,536	$ 34,972
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$ 0.35 $ 0.33 $ 0.35 $ 0.33	$ 0.34 $ 0.33 $ 0.34 $ 0.33	$ 0.62 $ 0.59 $ 0.62 $ 0.59	$ 0.61 $ 0.59 $ 0.61 $ 0.59

Increase in expense during the current quarter is due to accelerated vesting of 74,000 options upon the retirement of a plan participant.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note C. Inventories

Inventories of the Company and its subsidiaries are summarized as follows:
($000)	June 28, 2003 (Unaudited)	December 28, 2002
Finished products Materials and work in process LIFO allowance	$ 35,754 25,510 (10,307) $ 50,957	$ 30,747 26,266 (10,190) $ 46,823

Note D.  Comprehensive Income

The Company's comprehensive income in 2003 consisted of unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $0.2 million, additional minimum pension liability of ($1.9) million, and foreign currency adjustments of $0.2 million.

Note E. Earnings Per Share The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):
Three Months Ended		Six Months Ended
June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Numerators:
Numerators for both basic and diluted EPS net income (in millions)
Denominators:
Denominator for basic EPS
weighted-average common
shares outstanding
Potentially dilutive shares
from stock option plans
Denominator for diluted EPS

$ 20,172 58,142,937 324,680 58,467,617	$ 20,143 58,918,130 243,149 59,161,279	$ 36,057 58,230,106 284,284 58,514,390	$ 36,038 58,847,543 239,804 59,087,347

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at June 28, 2003 and June 29, 2002, because the option prices were greater than the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for the three and six months ended June 28, 2003, was 20,000 with a per share exercise price of $32.22 and 30,000 with a range of per share exercise prices of $28.25 - $32.22, respectively.  The number of stock options outstanding, which met this criterion for the three and six months ended June 29, 2002, was 30,000 with a per share exercise price of $28.25 -$32.22. There was no difference between EPS on a basic and diluted basis for the periods presented.

Note F. Restructuring Reserve and Plant Shutdowns

As a result of the Company's business simplification and cost reduction strategies the Company began the shutdown of one office furniture facility in second quarter 2003 and is in union negotiations regarding the closure of a second office furniture facility. The Company will close operations in Milan, Tennessee and Hazleton, Pennsylvania and consolidate production into other U.S. manufacturing locations. In connections with the shutdowns, the Company recorded $4.4 million of charges during the quarter. These charges included $1.6 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $2.5 million of severance for approximately 430 members and $0.3 million of other costs which were recorded as restructuring costs. The Company expects that the shutdowns and consolidation will be completed prior to the end of the year. Total costs related to the shutdown are estimated to total $16.0 to $18.0 million, comprised of approximately 23% for severance benefits and stay bonuses, 6% for contract termination costs, 31% for facility exit and other associated costs, and 40% for accelerated depreciation charges. The remaining costs of between $12 and $14 million will be recognized as the shutdowns and consolidation processes are executed during the second half of 2003.

The Company reduced a previously recorded restructuring reserve for the shutdown of its Jackson, Tennessee facility by approximately $0.6 million. The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.

The following is a summary of changes in restructuring accruals during the second quarter of 2003.

(in thousands)	Severance	Facility Exit Costs & Other	Total
Accrual balance, March 29, 2003 Restructuring charges Restructuring credit Cash payments Accrual balance, June 28, 2003	$ - 2,492 (256) $ 2,236	$ 1,997 323 (550) (412) $ 1,358	$ 1,997 2,815 (550) (668) $ 3,594


Note G. Asset Impairment

The Company recorded an asset impairment on a facility held-for-sale of $1.1 million during the quarter ended March 29, 2003. The Company entered into a purchase agreement on this facility in March of 2003. The sale was finalized in May of 2003 at the adjusted carrying value.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 28, 2003 and December 28, 2002, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(in thousands)	June 28, 2003	December 28, 2002
Patents License agreements and other Less: accumulated amortization	$ 16,450 26,076 (15,325) $ 27,201	$ 16,450 26,076 (13,980) $ 28,546

Aggregate amortization expense for the three and six months ended June 28, 2003 was $673,000 and $1,346,000, respectively.

The Company also owns a trademark with a net carrying amount of $8.1 million. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely.

The following table shows the carrying amount of goodwill by reporting segment:

	Office Furniture	Hearth Products	Total
Balance as of March 29, 2003 Adjustment for a prior acquisition Balance as of June 28, 2003	$43,611 - $43,611	$148,784 (309) $148,475	$192,395 (309) $192,086

The decrease in goodwill is due to an adjustment relating to a prior acquisition.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows during the period:


(in thousands)
Balance, December 28, 2002 Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period Balance, June 28, 2003	$ 8,405 3,593 103 (3,739) $ 8,362

Note J. Guarantees, Commitments & Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners. The maximum financial exposure assumed by the Company as a result of this arrangement totals $3 million and is secured by collateral. In accordance with the provisions of FIN45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.3 million.

The Company utilizes letters of credit in the amount of $21 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $12.1 million under a transportation service contract. The Company is also contingently liable for $175,000 of financing arrangements with certain customers, which are deemed to be immaterial.

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

Note K. Related Party Transaction

During the first quarter ended March 29, 2003, the Company purchased a hearth products office and production facility located in Lake City, Minnesota, for $3.6 million from R & D Properties of Savage L.L.P. ("R & D Properties"). A significant portion of R & D Properties was owned by trusts for the benefit of members of the family of Daniel Shimek. Mr. Shimek was an officer of the Company. The property was previously leased from R & D Properties and disclosed in the Company's previous filings. The purchase price of the property was determined by soliciting appraisals from independent commercial real estate appraisers.

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

The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company's financial statements.

The Financial Accounting Standards Board finalized SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an impact on the Company's financial statements.

Note M. Business Segment Information

Management views the Company as being in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth product segment manufactures and markets a broad line of manufactured electric, gas-, pellet- and wood-burning fireplaces and stoves, fireplace inserts, and chimney systems principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month and six-month periods ended June 28, 2003, and June 29, 2002, is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Sales: Office furniture Hearth products	$ 303,959 102,834	$ 303,144 96,155	$ 598,826 199,938	$ 603,365 195,073
	$ 406,793	$ 399,299	$ 798,764	$ 798,438

Operating Profit:
  Office furniture
Operations before restructuring charges
Restructuring and impairment charges
Office furniture - net
  Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 29,581 (2,265) 27,316 10,554 37,870 (6,837) $ 31,033	$ 30,948 900 31,848 8,819 40,667 (9,194) $ 31,473	$ 54,774 (2,265) 52,509 16,368 68,877 (13,405) $ 55,472	$ 59,096 (3,000) 56,096 15,324 71,420 (15,111) $ 56,309
Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 12,994 3,311 1,142 $ 17,447	$ 12,110 3,681 1,629 $ 17,420	$ 24,487 6,957 2,285 $ 33,729	$ 24,401 6,990 3,177 $ 34,568
Capital Expenditures: Office furniture Hearth products General corporate	$ 5,373 3,021 837 $ 9,231	$ 2,127 1,552 384 $ 4,063	$ 9,926 9,542 4,226 $ 23,694	$ 6,279 2,472 578 $ 9,329
			As of June 28, 2003	As of June 29, 2002
Identifiable Assets: Office furniture Hearth products General corporate			$ 468,411 309,882 190,703 $ 968,996	$ 527,132 311,008 145,624 $ 983,764


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

Comparison of
Increases (Decreases) Dollars in Thousands	Three Months Ended June 28, 2003 & June 29, 2002		Six Months Ended June 28, 2003 & June 29, 2002		Three Months Ended June 28, 2003 & March 29, 2003
Net Sales Cost of products sold Selling & administrative expenses Restructuring & impairment charges Interest income Interest expense Income taxes Net Income	$7,494 3,671 1,659 3,165 14 (547) (469) 29	1.9 1.4 1.5 351.7 2.6 (43.4) (4.1) 0.1%	$ 326 (2,886) 5,660 (735) 200 (676) (856) 19	0.0 (0.6) 2.6 (24.5) 16.9 (27.3) (4.2) 0.1%	$14,822 7,526 (1,447) 2,265 (258) (374) 2,307 4,287	3.8 3.0 (1.3) (31.4) (34.4) 27.0 27.0%

Consolidated net sales for the second quarter ending June 28, 2003, were $406.8 million, a 1.9 percent increase from $399.3 million in the second quarter of 2002 due mainly to the Company's hearth products segment. Compared to the first quarter of 2003, net sales for the second quarter increased 3.8 percent. The increase from the first quarter is a reflection of our normal seasonality and the stabilization in the commercial and transactional office furniture business. Net income was $20.2 million compared to $20.1 million for the same period a year ago. Net income per share was $0.35 per diluted share compared to $0.34 per diluted share in second quarter 2002. Included in second quarter 2003 is $4.4 million of pre-tax charges or $0.05 per diluted share related to the shutdown of two office furniture facilities.

For the first six months of 2003, consolidated net sales were basically flat at $798.8 million compared to $798.4 million in 2002. Net income was $36.1 million or $0.62 per diluted share compared to $36.0 million or $0.61 per diluted share in 2002. Included in the year-to-date results were net pre-tax restructuring charges and accelerated depreciation of $3.8 million or $0.04 per diluted share in 2003 and net pre-tax restructuring charges of $3.0 million or $0.03 per diluted share in 2002.

For the second quarter of 2003, office furniture comprised 75 percent of consolidated net sales and hearth products comprised 25 percent. Net sales for office furniture were up 0.3 percent compared to the same quarter last year. Hearth products sales increased 6.9 percent compared second quarter 2002 due to strong shipments in both the builder and dealer channels and growth in product line extensions. Office furniture contributed 72 percent of second quarter 2003 consolidated operating profit before unallocated corporate expenses and hearth products contributed 28 percent.
The consolidated gross profit margin for the second quarter of 2003 increased to 36.0 percent compared to 35.7 percent for the same period in 2002. Included in gross margin for the second quarter of 2003 is $1.6 million of accelerated depreciation of machinery and equipment related to the facility shutdown reducing margins by 0.4 percentage points. This increase in margin was due to benefits from restructuring initiatives implemented over the past few years plus the Company's rapid continuous improvement program.

Selling and administrative expenses for the quarter as a percent of net sales decreased to 27.8 percent from 27.9 percent in second quarter 2002. Selling and administrative dollars increased 1.5 percent or $1.7 million due in part to investments in brand building and selling initiatives.

The Company continues to implement its business simplification and cost reduction strategies. As a result, the Company began the shutdown of one office furniture facility during second quarter 2003 and is in union negotiations regarding the closure of a second office furniture facility. The plants located in Milan, Tennessee, and Hazleton, Pennsylvania will close and production will be consolidated into the Company's other U.S. manufacturing locations. In connection with the shutdowns, the Company recorded $4.4 million of pre-tax charges or $0.05 per diluted share during the second quarter of 2003. These charges included $1.6 million of accelerated depreciation on machinery and equipment which was recorded in cost of sales, and $2.5 million of severance and $0.3 million of other costs which were recorded as restructuring costs. The Company expects that the shutdowns and consolidation will be completed prior to the end of the year. Total costs related to the shutdown are estimated to total $16.0 to $18.0 million, comprised of approximately 23% for severance benefits and stay bonuses, 6% for contract termination costs, 31% for facility exit and other associated costs, and 40% for accelerated depreciation charges. The remaining costs of between $12 and $14 million will be recognized as the shutdowns and consolidation processes are executed during the second half of 2003. This operation realignment is expected to reduce costs $13.0 to $14.0 million on an annualized basis and result in improved service to customers with faster and better-coordinated delivery and lead-time performance.

Approximately $0.6 million of a 2002 pre-tax restructuring charge due to the shutdown of an office furniture facility in Jackson, Tennessee was taken back into income during the second quarter of 2003. The reduction was due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than previously estimated.

The Company's current effective tax rate is 35 percent compared to 36 percent in second quarter 2002 due to tax benefits associated with various federal and state tax credits. The Company currently expects the effective tax rate to remain at this level in 2003; however, the resolution of certain federal and state tax credits could further affect the rate.

Liquidity and Capital Resources

As of June 28, 2003, cash and short-term investments decreased to $136.6 million compared to a $155.5 million balance at year-end 2002. Cash flow from operations for the first six months was $54.5 million compared to $45.1 million last year. The increase was due to working capital improvements. Annualized inventory turns increased to 21.4 compared to 17.8 in the same quarter last year. Accounts receivable days sales outstanding decreased to 35.5 from 38.9 in second quarter 2002. Cash flow and working capital management continue to be a major focus of management to ensure the Company is poised for growth.
Net capital expenditures for the first six months of 2003 were $23.7 million compared to $9.3 million in 2002 and included funding for the purchase of a previously leased hearth products plant, information system improvements and tooling and equipment for new products. These investments were funded by cash from operations. The Company's long-term debt decreased from year-end due to the retirement of $5.6 million of Industrial Development Revenue bonds. The company paid off debentures including appreciation related to a previous acquisition, which represented additional purchase consideration.

The Board of Directors declared a regular quarterly cash dividend of $0.13 per share on its common stock on May 5, 2003, to shareholders of record at the close of business on May 15, 2003. It was paid on May 30, 2003, and represented the 193rd consecutive quarterly dividend paid by the Company.

For the six months ended June 28, 2003, the Company repurchased 762,300 shares of its common stock at a cost of approximately $21.5 million. As of June 28, 2003, $41.3 million of the Board's current repurchase authorization remained unspent.

On August 4, 2003, the Board of Directors declared a $0.13 per common share cash dividend to shareholders of record on August 14, 2003 to be paid on August 29, 2003.

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

The Company adopted the accounting requirements of Financial Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company's financial statements.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners. The maximum financial exposure assumed by the Company as a result of this arrangement totals $3.0 million and is secured by collateral. In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.3 million.

The Company utilizes letters of credit in the amount of $21 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $12.1 million under a transportation service contract. The Company is also contingently liable for $175,000 of financing arrangements with certain customers, which are deemed to be immaterial.
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

Related Party Transactions

During the current period the Company purchased a hearth products office and production facility located in Lake City, Minnesota, for $3.6 million from R & D Properties of Savage L.L.P. (R & D Properties). A significant portion of R & D Properties was owned by trusts for the benefit of members of the family of Daniel Shimek. Mr. Shimek was an officer of the Company. The property was previously leased from R & D Properties and disclosed in the Company's previous filings. The purchase price of the property was determined by soliciting appraisals from independent commercial real estate appraisers.

Looking Ahead

The Company has begun to experience some stability in incoming order rates for its commercial and transactional office furniture business. However, management is still cautious about the near-term outlook as the economy attempts to stabilize. Management believes that the remainder of 2003 should be positive for the hearth segment due to the expected continued solid demand for new residential construction coupled with low and stable interest rates.

Management believes that the Company will continue to outperform the industries in which it competes. The Company continues to implement its plan to increase long-term shareholder value by streamlining processes and operations, reducing its cost structure, understanding and responding to end-users, and building brand power.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HON INDUSTRIES Inc. was held on May 5, 2003, for purposes of electing four Directors to the Board of Directors, and to amend Section 5.04, "Limitation of Director's Personal Liability," of the Company's Article of Incorporation. As of March 3, 2003, the record date for the meeting, there were 58,351,974 shares of common stock issued and outstanding and entitled to vote at the meeting. The first proposal voted upon was the election of four Directors for a term of three years and until their successors are elected and shall qualify. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

	For	Withheld/Abstained	Against
Three-Year Term: Stanley A. Askren Gary M. Christensen Joseph Scalzo Ronald V. Waters, III	51,181,133 or 87.71% 51,282,705 or 87.89% 51,192,455 or 87.73% 50,827,332 or 87.10%	566,953 or 0.97% 465,382 or 0.80% 555,631 or 0.95% 920,754 or 1.58%	-0- or 0% -0- or 0% -0- or 0% -0- or 0%

Other Directors whose term of office as a Director continued after the meeting are: Cheryl A. Francis, M. Farooq Kathwari, Robert L. Katz, Dennis J. Martin, Jack D. Michaels, Abbie J. Smith, Richard H. Stanley, and Brian E. Stern. M. Farooq Kathwari resigned after the regular meeting of the Board of Directors on May 5, 2003. There were no disagreements with Mr. Kathwari.

The second proposal voted upon was the amendment to Section 5.04, "Limitation of Director's Personal Liability," of the Company's Articles of Incorporation. The proposal was approved with 50,892,706 votes, or 87.22% voting for; 445,555 votes, or 0.76% voting against; and 409,826 votes, or 0.70% abstaining.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

(a)	Reports on Form 8-K. The Company filed a periodic report on Form 8-K dated April 22, 2003, to furnish the Company's earnings release for the first fiscal quarter ended March 29, 2003.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2003	HON INDUSTRIES Inc. By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer


PART II. EXHIBITS
EXHIBIT INDEX
3.1	Articles of Incorporation of Registrant, as amended May 5, 2003.
3.2	By-laws of Registrant, as amended May 5, 2003.
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 3.1

[Articles of Incorporation, as Amended]


EXHIBIT 3.2

[By-laws, as Amended]


EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302

I, Jack D. Michaels, Chairman and Chief Executive Officer of HON INDUSTRIES Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HON INDUSTRIES Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
..

Date: August 6, 2003	/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman and Chief Executive Officer


EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER Sarbanes-Oxley Act Section 302

I, Jerald K. Dittmer, Vice President and Chief Financial Officer of HON INDUSTRIES Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HON INDUSTRIES Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer


EXHIBIT 32.1
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HON INDUSTRIES Inc. (the "Company") for the quarterly period ended June 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jack D. Michaels, as Chairman and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman and Chief Executive Officer Date: August 6, 2003
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: August 6, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.