Form 10-Q
period 2003-10-04
HON INDUSTRIES INC
filed 2003-11-13
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended October 4, 2003

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
YES      X                   NO ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  ___X___              NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 4, 2003 58,221,597

HON INDUSTRIES Inc. and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets -- October 4, 2003 and December 28, 2002	4

Condensed Consolidated Statements of Income -- Three Months Ended October 4, 2003 and September 28, 2002	5

Condensed Consolidated Statements of Income -- Nine Months Ended October 4, 2003 and September 28, 2002	6

Condensed Consolidated Statements of Cash Flows -- Nine Months Ended October 4, 2003 and September 28, 2002	7

Notes to Condensed Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 -24

Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25

SIGNATURES	25

EXHIBIT INDEX	26

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	October 4, 2003 (Unaudited)	December 28, 2002
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$ 73,645	$ 139,165
Short-term investments	94,853	16,378
Receivables	204,817	181,096
Inventories (Note C)	52,260	46,823
Deferred income taxes	14,087	10,101
Prepaid expenses and other current assets	9,251	11,491

Total Current Assets	448,913	405,054

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	22,370	21,566
Buildings	209,985	208,124
Machinery and equipment	504,624	494,354
Construction in progress	12,108	10,227
	749,087	734,271
Less accumulated depreciation	424,900	381,001

Net Property, Plant, and Equipment	324,187	353,270

GOODWILL	192,086	192,395

OTHER ASSETS	60,227	69,833

Total Assets	$ 1,025,413	$ 1,020,552

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	October 4, 2003 (Unaudited)	December 28, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 210,134	$ 252,145
Income taxes	20,712	3,740
Note payable and current maturities of long-term debt	28,649	41,298
Current maturities of other long-term obligations	305	1,497
Total Current Liabilities	259,800	298,680

LONG-TERM DEBT	2,717	8,553

CAPITAL LEASE OBLIGATIONS	1,587	1,284

OTHER LONG-TERM LIABILITIES	34,612	28,028

DEFERRED INCOME TAXES	38,903	37,114

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 1,000,000 shares, no shares outstanding	-	-

Common, $1 par value; authorized 200,000,000 shares, outstanding - 2003 - 58,221,597 shares 2002 - 58,373,607 shares	58,222	58,374

Paid-in capital	9,697	549
Retained earnings	621,669	587,731
Accumulated other comprehensive income (loss)	(1,794)	__ 239

Total Shareholders' Equity	687,794	___646,893

Total Liabilities and Shareholders' Equity	$ 1,025,413	$ 1,020,552
See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	October 4, 2003	September 28, 2002
	(In thousands, except share and per share data)

Net sales	$ 500,091	$ 446,274
Cost of products sold	316,412	285,996
Gross profit	183,679	160,278
Selling and administrative expenses	127,472	117,274
Restructuring and impairment charges	____3,881	_ -
Operating income	52,326	43,004
Interest income	1,148	701
Interest expense	__ 531	1,278
Income before income taxes	52,943	42,427
Income taxes	18,530	15,274
Net income	$ 34,413	$ 27,153
Net income per common share (basic and diluted)	$0.59	$0.46
Average number of common shares outstanding (basic)	58,043,055	58,918,097
Cash dividends per common share	$0.130	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	October 4, 2003	September 28, 2002
	(In thousands, except share and per share data)

Net sales	$ 1,298,855	$ 1,244,712
Cost of products sold	829,620	802,090
Gross profit	469,235	442,622
Selling and administrative expenses	354,877	339,019
Restructuring and impairment charges	6,146	3,000
Operating income	108,212	100,603
Interest income	2,532	1,885
Interest expense	2,329	3,752
Income before income taxes	108,415	98,736
Income taxes	37,945	35,545
Net income	$ 70,470	$ 63,191
Net income per common share (basic and diluted)	$1.21	$1.07
Average number of common shares outstanding (basic)	58,164,638	58,871,061
Cash dividends per common share	$0.390	$0.375

See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	October 4, 2003	September 28, 2002
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$ 70,470	$ 63,191
Noncash items included in net income:
Depreciation and amortization	56,394	51,758
Other post retirement and post employment benefits	1,670	1,674
Deferred income taxes	(1,119)	3,044
Loss on sales, retirements and impairments of property, plant and equipment	3,951	1,300
Stock issued to retirement plan	4,678	5,750
Other - net	434	6,441
Net increase (decrease) in noncash operating assets and liabilities	(45,110)	(30,828)
Increase (decrease) in other liabilities	3,310	906
Net cash flows from (to) operating activities	94,678	103,236

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(29,554)	(16,732)
Proceeds from sale of property, plant and equipment	1,597	-
Capitalized software	(2,570)	(21)
Additional purchase consideration	(5,710)	-
Short-term investments - net	(78,643)	(1,900)
Long-term investments - net	5,545	(15,395)
Other - net	_______-	297
Net cash flows from (to) investing activities	(109,335)	(33,751)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(21,512)	(749)
Proceeds from long-term debt	761	38
Payments of note and long-term debt	(18,825)	(17,428)
Proceeds from sales of HON INDUSTRIES common stock	11,441	1,558
Dividends paid	(22,728)	(22,088)
Net cash flows from (to) financing activities	(50,863)	(38,669)

Net increase (decrease) in cash and cash equivalents	(65,520)	30,816
Cash and cash equivalents at beginning of period	139,165	78,838

Cash and cash equivalents at end of period	$ 73,645	$ 109,654
See accompanying Notes to Condensed Consolidated Financial Statements.

HON INDUSTRIES Inc. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 4, 2003

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended October 4, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

Note B.  Summary of Significant Accounting Policies

Fiscal year - The Company's fiscal year ends on the Saturday nearest December 31.  Fiscal year 2003, the year ending January 4, 2004, will contain 53 weeks while fiscal year 2002, the year ending December 28, 2002, contained 52 weeks.  The fiscal quarter ended October 4, 2003, represents 14 weeks of business activity compared to 13 weeks in the prior year.  The nine-month period ended October 4, 2003, similarly represents 40 weeks compared to 39 weeks in the prior year.

Stock-Based Compensation - The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " which results in no charge to earnings when options are issued at fair market value.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation, " as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, " to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(In thousands)	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Net income, as reported	$34,413	$27,153	$70,470	$63,191
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(794)	(542)	(2,315)	(1,608)
Pro forma net income	$33,619	$26,611	$68,155	$61,583
Earnings per share:
Basic - as reported	$0.59	$0.46	$1.21	$1.07
Basic - pro forma	$0.58	$0.45	$1.17	$1.05
Diluted - as reported	$0.59	$0.46	$1.21	$1.07
Diluted - pro forma	$0.58	$0.45	$1.17	$1.04

Note C.  Inventories

The Company values approximately ninety-five percent of its inventory at the lower of cost or market by the last-in, first-out (LIFO) method.   Inventories of the Company and its subsidiaries are summarized as follows:

	October 4, 2003 (Unaudited)	December 28, 2002
(In thousands)

Finished products	$ 35,858	$ 30,747
Materials and work in process	26,762	26,266
LIFO allowance	(10,360)	(10,190)
	$ 52,260	$ 46,823

Note D.  Comprehensive Income

The Company's comprehensive income in 2003 consisted of unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, " of ($0.1) million, additional pension liability of ($1.9) million, and foreign currency adjustments of $0.2 million.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Numerators: Numerators for both basic and diluted EPS net income (in thousands)	$ 34,413	$ 27,153	$ 70,470	$ 63,191

Denominators: Denominator for basic EPS weighted-average common shares outstanding	58,043,055	58,918,097	58,164,638	58,871,061

Potentially dilutive shares from stock option plans	404,899	221,711	306,021	319,878

Denominator for diluted EPS	58,447,954	59,139,808	58,470,659	59,190,939

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 4, 2003 and September 28, 2002, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for the three and nine months ended October 4, 2003, was zero and 30,000 with a range of per share exercise prices of $32.22 - $32.93, respectively.  The number of stock options outstanding, which met this criterion for the three and nine months ended September 28, 2002, was 130,000 with a range of per share exercise prices of $26.69 - $32.22 and 30,000 with a range of per share exercise prices of $28.25 - $32.22, respectively.  There was no difference between EPS on a basic and diluted basis for the periods presented.

Note F.  Restructuring Reserve

As a result of the Company's business simplification and cost reduction strategies, the Company closed two office furniture facilities located in Milan, Tennessee and Hazelton, Pennsylvania and consolidated production into other U.S. manufacturing locations.  In connection with the shutdowns, the Company recorded $9.0 million of charges during the quarter ended October 4, 2003.  These charges included $5.1 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $0.7 million of severance and $3.2 million of facility exit, production relocation, and other costs which were recorded as restructuring costs.  Year-to-date charges for the shutdowns totaled $13.3 million which consists of $6.6 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.2 million of severance and $3.5 million of facility exit, production relocation, and other costs which were recorded as restructuring costs.  The shutdowns and consolidation are virtually complete.  The Company expects to incur an additional $2.5 to $4.0 million of charges primarily related to production relocation in the fourth quarter related to these consolidations.

The Hazleton, Pennsylvania facility is an owned facility and has been reclassified to current assets as it is currently being held as available for sale.  It is included in the "Prepaid expenses and other current assets" in the October 4, 2003, condensed consolidated balance sheet at its carrying value of $2.1 million.  The Milan, Tennessee facility is a leased facility that is no longer being used in the production of goods.  The restructuring expense for third quarter 2003 included $1.1 million of costs that will continue to be incurred under the lease contract reduced by estimated sublease rentals that could be reasonably obtained.

The Company reduced a previously recorded restructuring reserve for the shutdown of its Jackson, Tennessee facility by approximately $0.6 million during the second quarter of 2003.  The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.

The following is a summary of changes in restructuring accruals during the third quarter of 2003:

(In thousands)	Severance	Facility Exit Costs & Other	Total

Accrual balance, June 28, 2003	$2,236	$ 1,358	$ 3,594

Restructuring charges	719	3,162	3,881

Cash payments	(1,971)	(3,348)	(5,319)

Accrual balance, October 4, 2003	$ 984	$ 1,172	$ 2,156

Note G.    Asset Impairment

Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable.  The Company's continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected useful lives of its equipment.  The Company recorded losses on the disposal of assets in the amount of approximately $1.2 million during the third quarter as a result of its rapid continuous improvement initiatives.

The Company recorded an asset impairment on a facility held-for-sale of $1.1 million during the quarter ended March 29, 2003.  The Company entered into a purchase agreement on this facility in March of 2003.  The sale was finalized in May of 2003 at the adjusted carrying value.

Note H.  Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 4, 2003 and December 28, 2002, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(In thousands)	October 4, 2003	December 28, 2002
Patents	$16,450	$16,450
Customer lists and other	$26,076	$26,076
Less: accumulated amortization	(15,998)	(13,980)
	$26,528	$28,546

Aggregate amortization expense for the three and nine months ended October 4, 2003 was $673,000 and $2,018,000, respectively.  Amortization expense is estimated to be approximately $2.7 million per year for each of the next five years.

The Company also owns a trademark with a net carrying amount of $8.1 million.  The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely.

The following table shows the carrying amount of goodwill by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of October 4, 2003	$43,611	$148,475	$192,086

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeds their carrying value so no impairment of goodwill was recognized.  The decrease in goodwill of $309,000 during the current year is due to an adjustment relating to a prior acquisition.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

(In thousands)
Balance, December 28, 2002	$8,405
Accruals for warranties issued during the period	5,928
Accrual related to pre-existing warranties	109
Settlements made during the period	(6,017)
Balance, October 4, 2003	$8,425

Note J.  Income Taxes

The Company's current effective tax rate is 35 percent compared to 36 percent in third quarter 2002 due to tax benefits associated with various federal and state tax credits.  The Company currently expects the effective tax rate to remain at this level in 2003; however the resolution of certain federal and state research and development tax credits which may be resolved during the fourth quarter of 2003, could further affect the rate.

Note K.  Guarantees, Commitments & Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $3 million and is secured by collateral.  In accordance with the provisions of FIN45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $24 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $10.8 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty day written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments are $1.2 million in 2003, $4.8 million in 2004, and $4.8 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The related term expires in the fourth quarter of 2004.  As of October 4, 2003, the remaining unpaid lease payments subject to this guarantee totaled approximately $84,000.  In accordance with the provisions of FIN45, no liability has been recorded as the Company entered into this agreement prior to December 31, 2002.

The Company has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes and other claims.  The

Company currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001.  The Company was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables.  The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought in February 2003.  The Company has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim.  Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

Note L.  Related Party Transaction.

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

Note M.  New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations, " on December 29, 2002, the beginning of its 2003 fiscal year.  The adoption did not have an impact on the Company's financial statements.

The Company adopted the interim disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, " for the first quarter of 2003.

The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, " for guarantees issued or modified after December 31, 2002.  The adoption did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN. 46).  This new interpretation requires that companies consolidate a variable interest equity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns or both.  On October 8, 2003, the FASB deferred the effective date of FIN46 for variable interest entities created before February 1, 2003 until the first reporting period after December 15, 2003.  The adoption is not expected to have a material impact on the Company's financial statements.

The Financial Accounting Standards Board finalized SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, " effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

Note N.  Business Segment Information

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

Reportable segment data reconciled to the consolidated financial statements for the three-month and nine-month periods ended October 4, 2003 and September 28, 2002, is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2003	Sept. 28, 2002	October 4, 2003	Sept. 28, 2002
	(In thousands)
Net Sales:
Office furniture	$ 378,356	$ 344,470	$ 977,182	$ 947,835
Hearth products	121,735	101,804	321,673	296,877
	$ 500,091	$ 446,274	$ 1,298,855	$ 1,244,712
Operating Profit:
Office furniture
Operations before restructuring charges	$ 49,123	$ 42,116	$ 103,897	$ 101,212
Restructuring and impairment charges	(3,881)	-	(6,146)	(3,000)
Office furniture - net	45,242	42,116	97,751	98,212
Hearth products	17,452	11,727	33,820	27,051
Total operating profit	62,694	53,843	131,571	125,263
Unallocated corporate expense	(9,751)	(11,416)	(23,156)	(26,527)
Income before income taxes	$ 52,943	$ 42,427	$ 108,415	$ 98,736

Depreciation & Amortization Expense:
Office furniture	$ 17,978	$ 12,176	$ 42,465	$ 36,577
Hearth products	3,309	3,328	10,266	10,318
General corporate	1,378	1,686	3,663	4,863
$ 22,665		$ 17,190	$ 56,394	$ 51,758
Capital Expenditures (including capitalized software):
Office furniture	$ 4,555	$ 4,371	$ 14,481	$ 10,650
Hearth products	1,629	1,936	11,303	4,462
General corporate	1,587	1,095	6,340	1,641
$ 7,771		$ 7,402	$ 32,124	$ 16,753

			As of October 4, 2003	As of Sept. 28, 2002
Identifiable Assets:
Office furniture			$ 478,299	$ 516,417
Hearth products			316,508	312,136
General corporate			230,606	176,249
			$ 1,025,413	$ 1,004,802

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below:

	Comparison of
Increases (Decreases)	Three Months Ended		Nine Months Ended		Three Months Ended
In thousands	October 4, 2003 & September 28, 2002		October 4, 2003 & September 28, 2002		October 4, 2003 & June 28, 2003

Net sales	$ 53,817	12.1%	$54,143	4.3%	$ 93,298	22.9%
Cost of products sold	30,416	10.6	27,530	3.4	56,045	21.5
Selling & administrative expenses	10,198	8.7	15,858	4.7	14,493	12.8
Restructuring and impairment charges	3,881	-	3,146	104.9	1,616	71.3
Operating Income	9,322	21.7	7,609	7.6	21,144	67.8
Interest income	447	63.8	647	34.3	585	103.9
Interest expense	(747)	(58.5)	(1,423)	(37.9)	(181)	(25.4)
Income taxes	3,256	21.3	2,400	6.8	7,669	70.6
Net income	7,260	26.7	7,279	11.5	14,241	70.6

Consolidated net sales for the third quarter ending October 4, 2003, were $500.1 million, a 12.1 percent increase from $446.3 million in the third quarter of 2002.  The increase is due in part to third quarter 2003 being a 14-week period rather than the normal 13 weeks, an event that occurs once every six years due to the Company's 52/53-week fiscal year.  The extra week contributes approximately 66 percent of the increase.  The hearth products segment contributed approximately 21 percent of the increase and the office furniture segment contributed  approximately 13 percent of the increase.  Compared to the second quarter of 2003, net sales for the third quarter increased 22.9 percent.  The increase from the second quarter is a reflection of our normal seasonality in both segments of our business as well as the extra week.  Net income was $34.4 million compared to $27.2 million for the same period a year ago.  Net income per share was $0.59 per diluted share compared to $0.46 per diluted share in third quarter 2002.  Included in third quarter 2003 is $9.0 million of pre-tax charges or $0.10 per diluted share related to the shutdown of two office furniture facilities.

For the first nine months of 2003, consolidated net sales increased 4.3% to $1.3 billion compared to $1.2 billion in 2002.  Net income was $70.5 million or $1.21 per diluted share compared to $63.2 million or $1.07 per diluted share in 2002.  Included in the year-to-date results were net pre-tax restructuring charges and accelerated depreciation of $12.8 million or $0.14 per diluted share in 2003 and net pre-tax restructuring charges of $3.0 million or $0.03 per diluted share in 2002.

The consolidated gross profit margin for the third quarter of 2003 increased to 36.7 percent compared to 35.9 percent for the same period in 2002.  Included in gross margin for the third quarter of 2003 is $5.1 million of accelerated depreciation of machinery and equipment related to the facility shutdown reducing margins by 1.0 percentage points.  This increase in margin was due to benefits from restructuring initiatives implemented over the past few years, the Company's rapid continuous improvement program, and the strong performance from the hearth products segment.

Total selling and administrative expenses, including restructuring charges, for the quarter totaled $131.4 million compared to $117.3 million for the same quarter last year.  Included in third quarter 2003 were restructuring charges of $3.9 million related to the shutdown and relocation of production from two office furniture facilities.  Excluding the restructuring charges, selling and administrative dollars increased 8.7 percent or $10.2 million due to the extra week and increased investment in brand building initiatives.  Included in third quarter 2002 was approximately $3 million of expense due to a debenture earn out related to an acquisition.  As a percent of net sales, selling and administrative expenses, including restructuring charges, remained constant with third quarter 2002 at 26.3 percent.

During the third quarter, the Company continued the process of closing two office furniture facilities and consolidating production into other U.S. manufacturing locations.  The two facilities were located in Hazleton, Pennsylvania and Milan, Tennessee.  In connection with the shutdowns, the Company recorded $9.0 million of pre-tax charges or $0.10 per diluted share during the third quarter.  These charges included $5.1 million of accelerated depreciation of machinery and equipment, which was recorded in cost of sales, and $0.7 million for severance and $3.2 million of facility exit, production relocation, and other costs, which were recorded as restructuring costs.  The closedowns and consolidation will be completed prior to the end of the year.  The additional costs related to the shutdowns are expected to total $2.5 to $4.0 million in the fourth quarter and are mainly for costs relating to production relocation.  This operational realignment is expected to reduce costs $13.0 to $14.0 million on an annualized basis beginning in 2004 and result in improved service to customers with faster and better-coordinated delivery and lead-time performance.  The company has adequate capacity to support expected future growth.

The Hazleton, Pennsylvania facility is an owned facility and has been reclassified to current assets as it is currently being held as available for sale.  It is included in the "Prepaid expenses and other current assets" in the October 4, 2003 condensed consolidated balance sheet at its carrying value of $2.1 million.  The Milan, Tennessee facility is a leased facility that is no longer being used in the production of goods.  The restructuring expenses for third quarter 2003 included $1.1 million of costs that will continue to be incurred under the lease contract reduced by estimated sublease rentals that could be reasonably obtained.

The Company's current effective tax rate is 35 percent compared to 36 percent in third quarter 2002 due to tax benefits associated with various federal and state tax credits.  The Company currently expects the effective tax rate to remain at this level in 2003; however, the resolution of certain federal and state research and development tax credits which may occur during the fourth quarter of 2003 could further affect the rate.

Office Furniture

For the third quarter of 2003, office furniture comprised 76 percent of consolidated net sales.  Net sales for office furniture were up 9.8 percent to $378.4 million from $344.5 million for the same quarter last year.  The increase was largely due to third quarter 2003 being a 14-week period versus a normal 13-week period and better price realization.  Operating profit as a percent of net sales decreased to 12.0 percent versus 12.2 percent in 2002.  Included in 2003 are $9.0 million of charges related to the shutdown of two office furniture facilities reducing operating margins by 2.3 percentage points.  The increase in operating margins excluding restructuring charges was due to benefits from restructuring initiatives implemented over the past few years, the Company's rapid continuous improvement program and product line rationalization.  Net sales on a year-to-date basis increased 3.1 percent to $977.2 million from $947.8 million in 2002 mainly due to the additional week.  Operating profit as a percent of sales decreased to 10.0 percent compared to 10.4 percent in 2002.  Included in 2003 are $12.8 million of charges related to the shutdown of two office furniture facilities reducing operating margins by 1.3 percentage points.  The year-to-date increase in operating profit margin, excluding restructuring charges, is due to the same factors as the quarterly increase.

Hearth Products

Hearth products sales increased 19.6 percent to $121.7 million compared to $101.8 million for the same quarter last year.  Excluding the effects of the extra week in third quarter 2003, net sales for the hearth products segment still showed double-digit growth.  This increase is attributable to a combination of factors including improved effectiveness of its aligned sales force, strengthening alliances with key distributors and dealers, focused new product introductions and increased prices.  Operating profit was $17.5 million compared to $11.7 million in 2002.  Operating profit as a percent of net sales increased to 14.3 percent versus 11.5 percent for 2002.  Improved profitability was primarily the result of an increase in sales volume and leveraging of fixed costs, and increased sales through owned distribution channels.  Net sales on a year-to-date basis increased 8.4 percent to $321.7 million from $296.9 million and operating profit as a percent of net sales increased to 10.5 percent compared to 9.1 percent in 2002.  The year-to-date increases are due to the same factors as the quarterly increases.

Liquidity and Capital Resources

As of October 4, 2003, cash and short-term investments increased to $168.5 million compared to a $155.5 million balance at year-end 2002.  Due to capital market conditions the Company has transferred money from its cash equivalents to short-term investments to increase its returns.  Cash flow from operations for the first nine months was $94.7 million compared to $103.2 million last year.  Trade receivables and inventory levels have increased from year-end due to normal seasonality, however days sales outstanding and annualized inventory turns have both improved compared to the same quarter last year.  Cash flow and working capital management continue to be a major focus of management to ensure the Company is poised for growth.

Net capital expenditures, including capitalized software, for the first nine months of 2003 were $32.1 million compared to $16.8 million in 2002 and included funding for the purchase of a previously leased hearth products plant, information system improvements and tooling and equipment for new products.  Cash from operations funded these investments.  The Company's long-term debt decreased from year-end due to the retirement of $5.6 million of Industrial Development Revenue bonds.  The company paid off debentures including appreciation of $9.8 million related to a previous acquisition, of which $5.7 million represented additional purchase consideration.  The Company has received approximately $9.7 million of proceeds from issuance of its stock due to the exercise of previously vested stock options.

The Board of Directors declared a regular quarterly cash dividend of $0.13 per share on its common stock on August 4, 2003, to shareholders of record at the close of business on August 14, 2003.  It was paid on August 29, 2003, and represented the 194th consecutive quarterly dividend paid by the Company.

For the nine months ended October 4, 2003, the Company repurchased 762,300 shares of its common stock at a cost of approximately $21.5 million.  As of October 4, 2003, $41.3 million of the Board's current repurchase authorization remained unspent.

On November 7, 2003, the Board of Directors declared a $0.13 per common share cash dividend to shareholders of record on November 17, 2003 to be paid on December 1, 2003.

 Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent asset and liabilities.  We continually evaluate our estimates, including those related to allowance for doubtful accounts, inventories, intangible assets, accruals for self-insured medical claims, workers' compensation, general liability and auto insurance claims, and useful lives for depreciation and amortization.  We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Fiscal year end - The Company's fiscal year ends on the Saturday nearest December 31.  Fiscal year 2003, the year ending January 4, 2004, will contain 53 weeks while fiscal year 2002, the year ended December 28, 2002 contained 52 weeks.  The fiscal quarter ended October 4, 2003, represents 14 weeks of business activity compared to 13 weeks in the prior year.  The nine-month period ended October 4, 2003, similarly represents 40 weeks compared to 39 weeks in the prior year.

Allowance for doubtful accounts - The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased.  When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

At October 4, 2003, there was approximately $216 million in outstanding accounts receivable and approximately $11 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments.  However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory valuation - The Company values 95 percent of its inventory by the last-in, first-out (LIFO) method.  Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Long-lived assets - Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance.  The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.

The Company's continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.  Additionally, the Company recorded losses on the disposal of assets in the amount of approximately $1.2 million during the third quarter as a result of its rapid continuous improvement initiatives.

Goodwill and other intangibles - In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeds their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $192.1 million is shown on the consolidated balance sheet as of October 4, 2003.

Management's assumptions about future cash flows for the reporting units requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today.  We believe our assumptions used in discounting future cash flows are conservative.  Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill.  The estimated future cash flow for any reporting unit could be reduced by 50% without decreasing the fair value to less than the carrying value.

The Company also determines the fair value of an indefinite lived trademark on an annual basis or whenever indications of impairment exist.  The Company has evaluated its trademark for impairment and has determined that the fair market value of the trademark exceeds its carrying value, so no impairment was recognized.  The carrying value of the trademark as of October 4, 2003 was approximately $8.1 million.

Self-insurance reserves - The Company is partially self-insured for general liability, workers' compensation, and certain employee health benefits.  The general and workers' compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements.  The Company's policy is to accrue amounts equal to the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as claims, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Stock based compensation - The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.  SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative.  In accordance with SFAS No. 148, the Company has been disclosing in the Notes to the Consolidated Financial Statements the impact on net income and earnings per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for the three and nine month periods ended October 4, 2003 would have been $0.8 million and $2.3 million lower than reported and earnings per share would have been approximately $0.01 and $0.04 per share lower, respectively.

Commitments and Contingencies

During 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $3.0 million and is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $24 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $10.8 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments are $1.2 million in 2003, $4.8 million in 2004 and $4.8 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The related term expires in the fourth quarter of 2004.  As of October 4, 2003, the remaining unpaid lease payments subject to this guarantee totaled approximately $84,000.  In accordance with the provisions of FIN45, no liability has been recorded as the Company entered into this arrangement prior to December 31, 2002.

The Company has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes and other claims.  The Company currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001.  The Company was named a critical vendor by the bankruptcy court and, accordingly was paid in full for all outstanding receivables.  The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought in February 2003.  The Company has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim.  Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

Related Party Transactions

During the second quarter the Company purchased a hearth products office and production facility located in Lake City, Minnesota, for $3.6 million from R & D Properties of Savage L.L.P. (R & D Properties).  A significant portion of R & D Properties was owned by trusts for the benefit of members of the family of Daniel Shimek.  Mr. Shimek was an officer of the Company.  The property was previously leased from R & D Properties and disclosed in the Company's previous filings.  The purchase price of the property was determined by soliciting appraisals from independent commercial real estate appraisers.

Looking Ahead

While corporate profitability and business capital spending are beginning to show positive trends, the jobless recovery has yet to drive growth in overall demand for office furniture in North America.  The office furniture industry remains soft.

The final quarter of 2003 should be positive for the Company's hearth product segment based on strong recent orders and the continued solid demand for new residential construction.

Management believes that the Company will continue to outperform the industries in which it competes.  The Company continues to invest for the future and focus on its key strategies which are: build brand power; understand and respond to end-users; respond to global competition; pursue opportunities for aggressive profitable growth; enhance the culture and values; and continued emphasis on rapid continuous improvement and business simplification.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 4, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits. See Exhibit Index.
(b) Reports on Form 8-K. The Company filed a periodic report on Form 8-K dated July 21, 2003, to furnish the Company's earnings release for the second fiscal quarter ended June 28, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 13, 2003	HON INDUSTRIES Inc. By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

PART II. EXHIBITS
EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 13, 2003	/s/ Jack D. Michaels
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
    b.  evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and
    c.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
    a.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 13, 2003	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

                                                                                                                                 Exhibit 32.1

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HON INDUSTRIES Inc. (the "Company") for the quarterly period ended October 4, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jack D. Michaels, as Chairman and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack D. Michaels
Name: Jack D. Michaels Title: Chairman and Chief Executive Officer Date: November 13, 2003
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: November 13, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.