Form 10-K
period 2004-01-03
HON INDUSTRIES INC
filed 2004-03-01
CIK 48287

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of June 28, 2003, was: $1,335,211,493 assuming all 5% holders are affiliates.

        The number of shares outstanding of the registrant's common stock, as of February 20, 2004, was: 58,239,877.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement dated March 19, 2004, for the May 4, 2004, Annual Meeting of Shareholders are incorporated by reference into Part III.

        Index of Exhibits is located on Page 63.

ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

        HON INDUSTRIES Inc. (the "Company") is an Iowa corporation incorporated in 1944. The Company is a provider of office furniture and hearth products. Approximately 74% of fiscal year 2003 net sales were in office furniture and 26% in hearth products. A broad office furniture product offering is sold to dealers, wholesalers, warehouse clubs, retail superstores, end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood-, pellet-, gas-burning and electric factory-built fireplaces, fireplace inserts, stoves, gas logs, and accessories. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. In fiscal 2003, the Company had net sales of $1.8 billion, of which approximately $1.3 billion was attributable to office furniture products and $0.5 billion was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

        The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, and Mexico. See Item 2. Properties, for additional related discussion. Five operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., and Holga Inc. Each of these operating units provides products which are sold through various channels of distribution and segments of the industry. On January 5, 2004, the Company finalized the acquisition of Paoli, Inc., a leading provider of wood case goods and seating.

        Hearth & Home Technologies Inc. (previously Hearth Technologies Inc.) was created in October 1996 with the acquisition of Heat-N-Glo Fireplace Products, Inc. and its subsequent integration with the Company's Heatilator operation. On February 20, 1998, the Company acquired Aladdin Steel Products, Inc., a manufacturer of stoves and inserts. On February 29, 2000, the Company completed the acquisition of two leading hearth products distributors, American Fireplace Company (AFC) and the Allied Group (Allied). AFC and Allied have been integrated under the trade name Fireside Hearth & Home. Fireside Hearth & Home sells, installs, and services a broad range of gas- and wood-burning fireplaces as well as fireplace mantels, surrounds, facings, and other accessories.

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

        The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to the largest nationwide chains of office products dealers, or "national supply dealers," which include Boise Cascade Corporation; Corporate Express Inc., A Buhrmann Company; Office Depot Business

Services Group; and Staples Commercial Advantage. The Company is also a supplier to the Office Depot, Staples, and Office Max superstores.

        The Company's product development efforts are focused on developing and providing solutions that deliver quality, aesthetics, style, and are focused on reducing the cost to manufacture existing products.

        An important element of the Company's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced and efficient members. Each of the Company's eligible members own stock in the Company through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Company's success throughout the entire workforce. In addition, most production members are eligible for incentive bonuses.

        For further financial-related information with respect to acquisitions, restructuring, and Company operations in general, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, and Operating Segment Information.

Industry

        According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), U.S. office furniture industry shipments are estimated to be approximately $8,505,000,000 in 2003, a decrease of 4.3% compared to 2002, which was a 19.0% decrease from 2001 levels. The Company believes that the decrease was due to lower corporate profits and prevailing economic conditions.

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

        The Company also competes in the domestic hearth industry, where it is a market leader. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with retrofit activity being concentrated in the September to December time frame. Distribution is primarily accomplished through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor. The Company sells approximately 70% of its products to the new construction/builder channel.

Growth Strategy

        The Company's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America. The components of this growth strategy are to introduce new products, build brand equity, continually reduce costs, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, and enter markets not currently served.

Employees/Members

        As of January 3, 2004, the Company employed approximately 8,900 persons, 8,500 of who were members and 400 of who were temporary personnel. The Company employed approximately 300 members who were members of unions. The Company believes that its labor relations are good.

Products and Solutions

Office Furniture

        The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company's products are sold under the Company's brands—HON®, Allsteel®, Maxon®, Gunlocke®, Paoli® and Holga®.

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

Desks and Related Products

        The Company's collection of desks and related products include stand-alone steel, laminate and wood furniture items, such as desks, bookshelves, credenzas and mobile desking, and are available in a range of designs and price points. The Company's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers. The Company offers a variety of tables designed for use in conference rooms, private offices, training areas, team work settings and open floor plans.

Hearth Products

        The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplaces and related products, primarily for the home, which it sells under the widely recognized Heatilator®, Heat-N-Glo®, and Quadra-Fire® brand names.

        The Company's line of hearth products includes electric, wood-, pellet-, and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories. Heatilator® and Heat-N-Glo® are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. The Company is the leader in "direct vent" fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through an outer wall. See Business—Intellectual Property for additional details.

Manufacturing

        The Company manufactures office furniture in Alabama, California, Georgia, Iowa, Kentucky, New York, North Carolina, Virginia, Washington, and Monterrey, Mexico. The Company manufactures hearth products in Iowa, Maryland, Minnesota, and Washington.

        The Company purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

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

Product Development

        The Company's product development efforts are primarily focused on developing end-user solutions that are sensitive to quality, aesthetics, style, and on reducing the cost to manufacture existing products. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company's Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving incremental improvements in product features and manufacturing processes. The Company invested approximately $25.8 million, $25.8 million and $21.4 million, in product development during fiscal 2003, 2002, and 2001, respectively, and has budgeted in excess of $28 million for product development in fiscal 2004.

Intellectual Property

        As of January 3, 2004, the Company owned 263 U.S. and 221 foreign patents and had applications pending for 75 U.S. and 104 foreign patents. In addition, the Company holds 154 U.S. and 233 foreign trademark registrations and have applications pending for 26 U.S. and 50 foreign trademarks.

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

        The Company's patents covering its hearth and home products, protect various technical innovations and expire at various times, depending upon each patent's date of filing. While the acquisition of patents reflects Hearth & Home Technologies Inc.'s position in the market as an innovation leader, the Company believes that neither any individual hearth and home product's patent nor the Company's hearth and home patents in the aggregate are material to the Company's business as a whole.

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

Sales and Distribution: Customers

        In 2003, the Company's ten largest customers represented approximately 36% of its consolidated net sales. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

        The Company today sells its products through six principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners.

        The second distribution channel comprises nationwide chains of office products dealers, or "national supply dealers," including Boise Cascade Corporation; Corporate Express Inc., A Buhrmann Company; Office Depot Business Services Group; and Staples Commercial Advantage. Many of the independent dealers and national supply dealer locations assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.

        The third distribution channel, corporate accounts, is where the Company has the direct selling relationship with the end-user. Installation is normally provided through a dealer.

        The fourth distribution channel, wholesalers, serve as distributors of the Company's products to independent dealers, national supply dealers and superstores. The Company sells to the nation's largest wholesalers, United Stationers and S.P. Richards, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various retailers. They also special order products from the Company in customer-selected models and colors. The Company's wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to retailers anywhere in the country. One customer, United Stationers, accounted for approximately 13% of the Company's consolidated net sales in 2003, and 14% in 2002 and 2001.

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

        The Company also makes export sales through HON International Inc. to office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2003.

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

        As of January 3, 2004, the Company had an order backlog of approximately $94.1 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year. This compares with $87.1 million as of December 28, 2002, and $93.9 million as of December 29, 2001. Backlog, in terms of percentage of net sales, was 5.4%, 5.1%, and 5.2%, for fiscal years 2003, 2002, and 2001, respectively. The Company's products are manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

        For a discussion of the seasonal nature of the Company's sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

Competition

        The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Company competes by emphasizing its ability to deliver compelling value products and unsurpassed customer service. In executing this strategy, the Company has two significant classes of competitors. First, the Company competes with numerous small- and medium-sized office furniture manufacturers that focus on more limited product lines and/or end-user segments and include Global Furniture Inc. (a Canadian company); Kimball Office Furniture Co.; Chromcraft; and Teknion (a Canadian company), as well as global imports. Second, the Company competes with the large office furniture manufacturers which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc. Products and brands offered by these project-oriented office furniture market participants have strong acceptance in the market place and have developed, and may continue to develop product designs to compete with the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in its markets in the future.

        Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors. The Company competes primarily against other large manufacturers which include CFM Majestic Inc. (a Canadian company) and Lennox Industries Inc.

        Both office furniture and hearth products compete on the basis of performance, quality, price, and complete and on-time delivery to the customer, and customer service and support. The Company believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Company's significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

        The Company is one of the largest office furniture manufacturers in the United States, and believes that it is the largest provider of furniture to small and medium sized workplaces. The Company is also the largest manufacturer and marketer of fireplaces in the United States.

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

        Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date. The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2004 for environmental control facilities. It is management's judgment that compliance with current regulations should not have a material effect on the Company's financial condition or results of operations. However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

Business Development

        The development of the Company's business during the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2. PROPERTIES

        The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 8.2 million square feet. Of this total, approximately 1.7 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

        Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used. The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

        The Company's principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	547,014	Owned	Manufacturing nonwood casegoods office furniture(1)
Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture(1)
Colville, Washington	125,000	Owned	Manufacturing stoves
Florence, Alabama	308,763	Owned	Manufacturing nonwood casegoods office furniture
Kent, Washington	189,062	Leased	Manufacturing systems office furniture
Lake City, Minnesota	235,000	Owned	Manufacturing metal prefabricated fireplaces(1)
Louisburg, North Carolina	176,354	Owned	Manufacturing wood casegoods office furniture
Monterrey, Mexico	105,000	Owned	Manufacturing nonwood seating and systems office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces(1)
Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture(1)
Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	630,000	Owned	Manufacturing nonwood casegoods and systems office furniture(1)
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood office seating
Muscatine, Iowa	127,400	Owned	Manufacturing nonwood casegoods office furniture
Owensboro, Kentucky	311,575	Owned	Manufacturing wood office seating
Salisbury, North Carolina	129,000	Owned	Manufacturing systems office furniture
South Gate, California	520,270	Owned	Manufacturing nonwood casegoods office furniture(1)
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture(1)

(1)
Also includes a regional warehouse/distribution center

(2)
A capital lease

        Other Company facilities, under 100,000 square feet in size, are located in various communities throughout the United States and Canada. These facilities total approximately 1,369,000 square feet with approximately 436,000 square feet used for the manufacture and distribution of office furniture and approximately 933,000 square feet for hearth products. Of this total, approximately 843,000 square feet are leased. In addition, the Company has two facilities that have been vacated. One is marketed for sale and the other is a leased facility. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

        The Company has a 10,000 square foot leased facility in Wilmington, North Carolina, which is subleased.

        There are no major encumbrances on Company-owned properties. Refer to the Property, Plant, and Equipment note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. The Company currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001. The Company was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought in February 2003. The Company has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 3, 2004

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Jack D. Michaels	66	None	Chairman of the Board Chief Executive Officer Director	1996 1991 1990	President (1990—2003)
Stanley A. Askren	43	None	President Director	2003 2003	Executive Vice President (2001-03); President, (1999-03), Allsteel Inc.; Group Vice President (1998-99), The HON Company
Peter R. Atherton	51	None	Vice President and Chief Technology Officer	2001	Manager, Manufacturing and Business Process Lab (1996-01), General Electric Company
David C. Burdakin	48	None	Executive Vice President President, The HON Company	2001 2000	President, HON Group (1999), Group Vice President, Steel Casegoods (1998-99), The HON Company
Jerald K. Dittmer	46	None	Vice President and Chief Financial Officer	2001
					Vice President, Finance (2000-01); Group Vice President, Seating and Wood (1999-00), Vice President, Strategic Planning (1999), Vice President and General Manager, Oak Steel and Mt. Pleasant Plants (1998-99), The HON Company
Melinda C. Ellsworth	45	None	Vice President, Treasurer and Investor Relations	2002	Vice President, International Finance & Treasury (1998-02), Sunbeam Corporation
Tamara S. Feldman	43	None	Vice President, Financial Reporting	2001	Assistant Controller, (1994-01)
Jeffrey D. Fick	42	None	Vice President, Member and Community Relations	1997
Malcolm C. Fields	42	None	Vice President and Chief Information Officer	2000	Vice President, Information Technology (1998-00), The HON Company
Robert D. Hayes	60	None	Vice President, Business Analysis and General Auditor	2001	Vice President, Internal Audit (1999-01); Vice President and Controller (1997-99), The HON Company
James I. Johnson	55	None	Vice President, General Counsel and Secretary	1997

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI. As of year-end 2003, the Company had 6,416 stockholders of record.

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

        The Company expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Company paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 32% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Company's financial condition.

        The following table provides information as of January 3, 2004, about the Company's securities which may be issued under the Company's equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	1,469,250	$24.15	2,515,707
Equity Compensation Plans Not Approved by Security Holders	—	—	—

ITEM 6. SELECTED FINANCIAL DATA—ELEVEN-YEAR SUMMARY

	2003	2002(a)	2001
Per Common Share Data (Basic and Dilutive)
Income before Cumulative Effect of Accounting Changes—basic	$1.69	$1.55	$1.26
Cumulative Effect of Accounting Changes—basic	—	—	—
Net Income—basic	1.69	1.55	1.26
Net Income—diluted	1.68	1.55	1.26
Cash Dividends	.52	.50	.48
Book Value—basic	12.19	11.08	10.10
Net Working Capital—basic	3.71	1.82	1.52

Operating Results (Thousands of Dollars)
Net Sales	$1,755,728	$1,692,622	$1,792,438
Cost of Products Sold	1,116,513	1,092,743	1,181,140
Gross Profit	639,215	599,879	611,298
Interest Expense	2,970	4,714	8,548
Income Before Income Taxes	150,931	140,554	116,261
Income Before Income Taxes as a % of Net Sales	8.60%	8.30%	6.49%
Federal and State Income Taxes	$52,826	$49,194	$41,854
Effective Tax Rate	35.0%	35.0%	36.0%
Income before Cumulative Effect of Accounting Changes	$98,105	$91,360	$74,407
Net Income	98,105	91,360	74,407
Net Income as a % of Net Sales	5.59%	5.40%	4.15%
Cash Dividends and Share Purchase Rights Redeemed	$30,299	$29,386	$28,373
Addition to (Reduction of) Retained Earnings	54,001	55,176	36,759
Net Income Applicable to Common Stock	98,105	91,360	74,407
% Return on Average Shareholders' Equity	14.46%	14.74%	12.76%
Depreciation and Amortization	$72,772	$68,755	$81,385

Distribution of Net Income
% Paid to Shareholders	30.88%	32.16%	38.13%
% Reinvested in Business	69.12%	67.84%	61.87%

Financial Position (Thousands of Dollars)
Current Assets	$462,122	$405,054	$319,657
Current Liabilities	245,816	298,680	230,443
Working Capital	216,306	106,374	89,214
Net Property, Plant, and Equipment	312,368	353,270	404,971
Total Assets	1,021,826	1,020,552	961,891
% Return on Beginning Assets Employed	14.69%	14.83%	12.04%
Long-Term Debt and Capital Lease Obligations	$4,126	$9,837	$80,830
Shareholders' Equity	709,889	646,893	592,680
Retained Earnings	641,732	587,731	532,555
Current Ratio	1.88	1.36	1.39

Current Share Data
Number of Shares Outstanding at Year-End	58,238,519	58,373,607	58,672,933
Weighted-Average Shares Outstanding During Year—basic	58,178,739	58,789,851	59,087,963
Number of Shareholders of Record at Year-End	6,416	6,777	6,694

Other Operational Data
Capital Expenditures (Thousands of Dollars)	$34,842	$25,885	$36,851
Members (Employees) at Year-End	8,926	8,828	9,029 (b)

(a)
Per SFAS No. 142 "Goodwill and Other Intangible Assets," the Company has ceased recording of goodwill and indefinite-lived Intangible amortization.

(b)
Includes acquisitions completed during year.

2000	1999	1998	1997	1996	1995	1994	1993
$1.77	$1.44	$1.72	$1.45	$1.13	$.67	$.87	$.69
—	—	—	—	—	—	—	.01
1.77	1.44	1.72	1.45	1.13	.67	.87	.70
1.77	1.44	1.72	1.45	1.13	.67	.87	.70
.44	.38	.32	.28	.25	.24	.22	.20
9.59	8.33	7.54	6.19	4.25	3.56	3.17	2.83
1.09	1.52	1.19	1.53	.89	1.07	1.27	1.23

$2,046,286	$1,800,931	$1,706,628	$1,362,713	$998,135	$893,119	$845,998	$780,326
1,380,404	1,236,612	1,172,997	933,157	679,496	624,700	573,392	537,828
665,882	564,319	533,632	429,556	318,639	268,419	272,606	242,498
14,015	9,712	10,658	8,179	4,173	3,569	3,248	3,120
165,964	137,575	170,109	139,128	105,267	65,517	86,338	70,854
8.11%	7.64%	9.97%	10.21%	10.55%	7.34%	10.21%	9.08%
$59,747	$50,215	$63,796	$52,173	$37,173	$24,419	$31,945	$26,216
36.0%	36.5%	37.50%	37.50%	35.31%	37.27%	37.00%	37.00%
$106,217	$87,360	$106,313	$86,955	$68,094	$41,098	$54,393	$44,638
106,217	87,360	106,313	86,955	68,094	41,098	54,156	45,127
5.19%	4.85%	6.23%	6.38%	6.82%	4.60%	6.43%	5.78%
$26,455	$23,112	$19,730	$16,736	$14,970	$14,536	$13,601	$12,587
79,762	64,248	86,583	37,838	33,860	18,863	13,563	17,338
106,217	87,360	106,313	86,955	68,094	41,098	54,156	45,127
19.77%	18.14%	25.20%	27.43%	29.06%	20.00%	28.95%	26.35%
$79,046	$65,453	$52,999	$35,610	$25,252	$21,416	$19,042	$16,631

24.91%	26.46%	18.56%	19.25%	21.98%	35.37%	25.11%	27.89%
75.09%	73.54%	81.44%	80.75%	78.02%	64.63%	74.89%	72.11%

$330,441	$316,556	$290,329	$295,150	$205,527	$194,183	$188,810	$188,419
264,868	225,123	217,438	200,759	152,553	128,915	111,093	110,759
65,273	91,433	72,891	94,391	52,974	65,268	77,717	77,660
454,312	455,591	444,177	341,030	234,616	210,033	177,844	157,770
1,022,470	906,723	864,469	754,673	513,514	409,518	372,568	352,405
19.63%	16.94%	23.74%	28.27%	25.93%	17.91%	24.72%	22.14%
$128,285	$124,173	$135,563	$134,511	$77,605	$42,581	$45,877	$45,916
573,342	501,271	462,022	381,662	252,397	216,235	194,640	179,553
495,796	416,034	351,786	265,203	227,365	193,505	174,642	161,079
1.25	1.41	1.34	1.47	1.35	1.51	1.70	1.70

59,796,891	60,171,753	61,289,618	61,659,316	59,426,530	60,788,674	61,349,206	63,351,692
60,140,302	60,854,579	61,649,531	59,779,508	60,228,590	60,991,284	62,435,450	64,181,088
6,563	6,737	5,877	5,399	5,319	5,479	5,556	4,653

$59,840	$71,474	$149,717	$85,491	$44,684	$53,879	$35,005	$27,541
11,543 (b)	10,095	9,824 (b)	9,390 (b)	6,502 (b)	5,933	6,131	6,257

(a)
Per SFAS No. 142 "Goodwill and Other Intangible Assets," the Company has ceased recoding of goodwill and indefinite-lived Intangible amortization.

(b)
Includes acquisitions completed during year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related notes.

Overview

        The Company has two reportable core operating segments: office furniture and hearth products. The Company is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

        From 2000 to 2003, the office furniture industry experienced an unprecedented three-year decline due to the challenging economic environment. In 2003, this decline negatively impacted the Company's office furniture segment. In contrast, the housing market was at record high levels during 2003, which positively impacted the Company's hearth segment. The Company outperformed its peers in both segments in which it competes. The Company gained market share by providing strong brands, innovative products and services and greater value to its end-users. Fiscal 2003 also included an extra week of activity due to the Company's 52/53-week fiscal year.

        Net sales were $1.8 billion in 2003 as compared to $1.7 billion in 2002. The increase in net sales reflects the 9% increase in the hearth segment and the additional week of business activity. In 2003 and 2002 the Company recorded restructuring charges and accelerated depreciation related to the closure and consolidation of office furniture facilities totaling $15.2 million and $3.0 million respectively. Gross margins increased to 36.4% in 2003 from 35.4% in 2002 due to benefits from restructuring initiatives and its rapid continuous improvement program, new products, and increased price realization. The Company also invested aggressively in brand building and selling initiatives in 2003. Net income was $98.1 million or $1.68 per diluted share in 2003 as compared to $91.4 million or $1.55 per diluted share in 2002.

        The Company generated $141.3 million in cash flow from operating activities and increased its cash position, including short-term investments, by $48.6 million to $204.2 million. The Company paid dividends of $30.3 million and repurchased $21.5 million of its common stock, while investing $35.7 million in net capital expenditures and repaying $20.2 million of debt.

Critical Accounting Policies and Estimates

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

        Fiscal year end—The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 2003, the year ended January 3, 2004, contained 53 weeks while fiscal year 2002, the year ended December 28, 2002 and fiscal year 2001, the year ended December 29, 2001 contained 52 weeks. A 53-week year occurs approximately every sixth year.

        Revenue recognition—Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. Revenue includes freight charged to customers; related costs are included in selling and administrative expense. Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to net sales. Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates. Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

        Allowance for doubtful accounts receivable—The allowance for receivables is based on several factors including overall customer credit quality, historical write-off experience and specific account analysis that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

        When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

        At January 3, 2004, there was approximately $192 million in outstanding accounts receivable and $11 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments. However, if economic conditions deteriorate significantly or one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $10 million and $17 million at year end 2002 and 2001, respectively.

        Inventory valuation—The Company values 96% of its inventory by the last-in, first-out (LIFO) method. Additionally, the Company evaluates inventory reserves in terms of excess and obsolete exposure. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly.

        Long-lived assets—Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges associated with the Company's restructuring activities are discussed in the Restructuring Related Charges note.

        The Company's continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected useful lives of its equipment which can result in accelerated depreciation. Additionally, the Company recorded losses on the disposal of assets in the amount of $1 million and $5 million in 2003 and 2002, respectively, as a result of its rapid continuous improvement initiatives.

        Goodwill and other intangibles—In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $192 million is shown on the consolidated balance sheet as of the end of fiscal 2003.

        Management's assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. We believe our assumptions used in discounting future cash flows would have no impact on the reported carrying amount of goodwill. The estimated future cash flow for any reporting unit could be reduced by 50% without decreasing the fair value to less than the carrying value.

        The Company also determines the fair value of an indefinite lived trademark on an annual basis or whenever indication of impairment exist. The Company has evaluated its trademark for impairment and has determined that the fair market value of the trademark exceeds its carrying value, so no impairment was recognized. The carrying value of the trademark was approximately $8 million at the end of fiscal 2003.

        Self-insurance reserves—The Company is partially self-insured for general liability, product liability, workers' compensation, and certain employee health benefits. The general, product, and workers' compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements. The Company's policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as claims, medical costs, and changes in actual experience could cause these estimates to change in the near term.

        Stock-based compensation—The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25 and amended by SFAS No. 148 "Accounting for Stock Based Compensation—Transition and Disclosure" defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

        The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148, the Company has been disclosing in the Notes to the Consolidated Financial Statements the impact on net income and earnings per share had the fair value based method been adopted. If the fair value method had been adopted net income for 2003, 2002, and 2001 would have been $3 million, $2.2 million, and $1.4 million lower than reported and earnings per share would have been reduced approximately $0.06, $0.04 and $0.02 per diluted share, respectively.

Recent Accounting Pronouncements

        See the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial conditions.

Results of Operations

        The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Company's statements of income for the periods indicated.

Fiscal	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of products sold	63.6	64.6	65.9

Gross profit	36.4	35.4	34.1
Selling and administrative expenses	27.4	26.8	25.9
Restructuring related charges	0.5	0.2	1.3

Operating income	8.5	8.4	6.9
Interest income (net)	0.1	(0.1)	(0.4)

Income before income taxes	8.6	8.3	6.5
Income taxes	3.0	2.9	2.3

Net income	5.6%	5.4%	4.2%

Net Sales

        Net sales increased 3.7% in 2003 and decreased 5.6% in 2002. The increase in 2003 was due to the extra week in 2003 as a result of the Company's 52/53-week fiscal year and strong performance in the hearth products segment. The decrease in 2002 was due to the decline in the office furniture market due to unstable economic conditions and the deletion of less profitable product lines in the hearth products segment.

Gross Profit

        Gross profit as a percent of net sales improved 1.0 percentage point in 2003 as compared to fiscal 2002 and 1.3 percentage points in 2002 as compared to 2001. The improvement in both periods was a result of the continued net benefits of rapid continuous improvement, restructuring initiatives, business simplification, new products, and improved price realization. Included in 2003 gross profit was $6.7 million of accelerated depreciation, which reduced gross profits 0.4 percentage points. The Company expects to mitigate any future increases in material costs through various initiatives, including alternative materials and suppliers and its rapid continuous improvement program.

Selling and Administrative Expenses

        Selling and administrative expenses, excluding restructuring charges, increased 5.8% in 2003 and decreased 2.2% in 2002. The increase in 2003 was due to additional investment of approximately $14 million in brand building and selling initiatives, and increased freight costs of $7 million due to rate increases, fuel surcharges and volume. The decrease in 2002 was due to no longer amortizing goodwill and certain other intangible assets of approximately $9 million and lower overall sales volume, offset by increased investment in brand equity building and new product development of approximately $7 million, and increased incentive compensation of which approximately $4 million was for a debenture earn out related to a prior acquisition.

        Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets. The Selling and Administrative Expenses note included in the Notes to Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Restructuring Charges

        During 2003, the Company closed two office furniture facilities and consolidated production into other U.S. manufacturing locations to increase efficiencies, streamline processes and reduce overhead costs. The two facilities were located in Hazleton, Pennsylvania and Milan, Tennessee. In connection with the closures, the Company recorded $15.7 million of pre-tax charges or $0.17 per diluted share. These charges included $6.7 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.4 million of severance and $5.6 million of facility exit, production relocation, and other costs which were recorded as restructuring costs. A total of 316 members were terminated and received severance due to these shutdowns. The closures are substantially complete. The Company anticipates additional costs of $0.3 to $0.5 million during the first quarter of 2004 related to these closures.

        The Hazleton, Pennsylvania facility is an owned facility and has been reclassified to current assets as it is currently being held as available for sale. It is included in the "Prepaid expenses and other current assets" in the January 3, 2004, condensed consolidated balance sheet at its carrying value of $2.1 million. The Milan, Tennessee facility is a leased facility that is no longer being used in the production of goods. The restructuring expense for 2003 included $1.4 million of costs that will continue to be incurred under the lease contract reduced by estimated sublease rentals that could be reasonably obtained.

        During 2002, the Company recorded a pretax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. During the second quarter of 2003, a restructuring credit of approximately $0.6 million or $0.01 per diluted share was taken back into income relating to this charge. This was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.

        During the second quarter of 2001, the Company recorded a pretax charge of $24 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce. Included in the charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania; Tupelo, Mississippi; and Santa Ana, California. Approximately 500 members were terminated and received severance due to the closedown of these facilities. During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to this charge. This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan.

Operating Income

        Operating income increased 5% in 2003 and 16% in 2002, respectively. The increase in 2003 is due to the additional week, strong sales volume in the hearth segment, and improved gross margins in both segments, offset by increased restructuring charges due to additional plant closures and consolidations, increased investment in brand building and selling initiatives, and increased freight costs. The increase in 2002 was due to a $24 million restructuring charge in 2001 compared to a $3 million restructuring charge in 2002 and goodwill and indefinite-lived intangibles amortization of $9 million incurred in 2001 that is not included in 2002 due to a change in accounting standards.

Net Income

        Net income increased 7% in 2003 and 23% in 2002, respectively. Net income in 2003 was favorably impacted by increased interest income due to increased investments and decreased interest expense due to reduction in debt. Net income in 2002 was favorably impacted by a decrease in interest expense and a decrease in the effective tax rate to 35% in 2002 from 36% in 2001 due to tax benefits associated with various federal and state tax credits. The Company anticipates that its tax rate will increase to 36% in 2004 due to increased state taxes and a reduced benefit from federal and state tax credits. Net income per diluted share increased by 8% to $1.68 in 2003 and by 23% to $1.55 in 2002, respectively. Due to the appreciation in the Company's stock price, outstanding options had a dilutive impact of $0.01 per share in 2003.

Office Furniture

        Office furniture comprised 74% of consolidated net sales for 2003 and 76% of consolidated net sales for 2002 and 2001. Net sales for office furniture increased 2% in 2003 and decreased 6% in 2002. The increase in 2003 is due to the increased week from the Company's 52/53-week fiscal year. The office furniture industry has experienced an unprecedented three-year decline in shipments. The Business and Institutional Furniture Manufacturer's Association (BIFMA) reported 2003 shipments down over 5% and 2002 shipments down 19%. The Company's estimated share of the market based on reported office furniture shipments increased to 15.3% in 2003 compared to 14.4% in 2002 and 12.4% in 2001. This increase was achieved by providing strong brands, innovative products and services and greater value to end-users.

        Operating profit as a percent of sales was 10.0% in 2003, 10.2% in 2002, and 8.2% in 2001. Included in 2003 were $15.2 million of net pre-tax charges related to the closure of two office furniture facilities which impacted operating margins by 1.1 percentage points. Included in 2002 were $3.0 million of restructuring charges which impacted operating margins by 0.2 percentage points and 2001 included $22.5 million of restructuring charges which impacted operating margins by 1.7 percentage points. The increase in operating margins is due to increased gross profit from the benefits of restructuring initiatives, rapid continuous improvement program and increased price realization, offset by additional investments in brand building and selling initiatives and increased freight expense.

Hearth Products

        Hearth products sales increased 9% in 2003 and decreased 3% in 2002, respectively. The growth in 2003 was attributable to strong housing starts, growth in market share in both the new construction and retail channels, strengthening alliances with key distributors and dealers, as well as focused new product introductions. The decrease in 2002 was mainly due to pruning out less profitable product lines.

        Operating profit as a percent of sales in 2003 was 12.1% compared to 10.8% and 9.2% in 2002 and 2001, respectively. The improved profitability in 2003 was the result of leveraging fixed costs over a higher sales volume and increased sales through company-owned distribution offset by increased freight costs and higher labor costs from increased use of overtime and temporary labor to meet record level of demand. The increase in 2002 was mainly due to discontinuance of goodwill and indefinite-lived intangible amortization of approximately $7 million due to the adoption of SFAS No.142.

Liquidity and Capital Resources

        During 2003, cash flow from operations was $141.3 million, which along with funds from stock option exercises under employee stock plans, provided the funds necessary to meet working capital needs, invest in capital improvements, repay long-term debt, repurchase common stock and pay increased dividends.

        Cash, cash equivalents, and short-term investments totaled $204.2 million at the end of 2003 compared to $155.5 million at the end of 2002 and $78.8 million at the end of 2001. The Company used approximately $80 million of cash to acquire Paoli, Inc. on January 5, 2004. These remaining funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements, and internal growth. The Company is not aware of any known trends or demands, commitments, events, or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

        The Company places special emphasis on the management and reduction of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them. Trade receivables at year-end 2003 were virtually unchanged from the prior year. Trade receivable days outstanding have averaged approximately 37 to 38 days over the past three years. The Company's inventory turns were 23, 23, and 18 for 2003, 2002, and 2001, respectively. Increased imports of raw materials and finished goods may negatively affect inventory turns in the future but the Company is constantly looking for ways to add efficiency to its supply chain. The decrease in accounts payable and accrued expenses is due to timing of vendor and marketing program payments and the payment of additional purchase consideration and debenture earn out related to a prior acquisition. The Company also funded the retiree medical portion of its postretirement benefit obligation in 2003.

Investments

        The Company has investments in investment grade equity and debt securities. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. A table of holdings as of year-end 2003 and 2002 is included in the Cash, Cash Equivalents, and Investments note included in the Notes to Consolidated Financial Statements.

Capital Expenditure Investments

        Capital expenditures were $34.8 million in 2003, $25.9 million in 2002, and $36.9 million in 2001. Expenditures during 2003, 2002, and 2001 have been consistently focused on machinery and equipment needed to support new products, process improvements, and cost savings initiatives. Expenditures in 2003 also included the purchase from a related party of a previously leased hearth products plant for $3.6 million.

Acquisitions

        During 2001, the Company completed the acquisition of three small hearth products distributors for a total purchase price of approximately $7.6 million. The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company's financial statements since the date of acquisition.

        On January 5, 2004, the Company completed the acquisition of Paoli, Inc., a provider of wood case goods and seating, for approximately $80 million. The acquisition will be accounted for using the purchase method.

Long-Term Debt

        Long-term debt, including capital lease obligations, was 1% of total capitalization at January 3, 2004, 2% at December 28, 2002, and 12% at December 29, 2001. The reductions in long-term debt during 2003 and 2002 were due to the retirement of Industrial Revenue Bonds. The Company does not expect future capital resources to be a constraint on planned growth. Additional borrowing capacity of $136 million, less amounts used for designated letters of credit, is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs. Certain of the Company's credit agreements include covenants that limit the assumption of additional debt and lease obligations. The Company has been, and currently is, in compliance with the covenants related to the debt agreements.

Contractual Obligations

        The following table discloses the Company's obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$28,933	26,243	212	95	2,383
Capital lease obligations	2,338	523	799	426	590
Operating leases	50,750	13,012	19,166	9,510	9,062
Transportation service contract	9,650	4,794	4,856	—	—
Other long-term obligations	11,893	4,289	1,430	914	5,260

Total	$103,564	48,861	26,463	10,945	17,295

        Other long-term obligations includes $2,959,000 earn-out on convertible debentures included in current liabilities, $69,000 of financial guarantees with customers, and $8,865,000 of payments included in long-term liabilities, due to members who are participants in the Company's salary deferral program.

Cash Dividends

        Cash dividends were $0.52 per common share for 2003, $0.50 for 2002, and $0.48 for 2001. Further, the Board of Directors announced a 7.7% increase in the quarterly dividend from $0.13 to $0.14 per common share effective with the March 1, 2004, dividend payment for shareholders of record at the close of business February 20, 2004. The previous quarterly dividend increase was from $0.125 to $0.13, effective with the February 28, 2003, dividend payment for shareholders of record at the close of business on February 21, 2003. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 32% of prior year earnings.

Common Share Repurchases

        During 2003, the Company repurchased 762,300 shares of its common stock at a cost of approximately $21.5 million, or an average price of $28.22 per share. During 2002, the Company repurchased 614,580 shares of its common stock at a cost of approximately $15.7 million, or an average price of $25.60 per share. During 2001, the Company repurchased 1,472,937 shares at a cost of approximately $35.1 million, or an average price of $23.80 per share.

Litigation and Uncertainties

        The Company has contingent liabilities that have arisen in the course of its business, including pending litigation, preferential payments claims in customer bankruptcies, environmental remediation, taxes and other claims. The Company currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001. The Company was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought in February 2003. The Company has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

        The Company is encouraged by indications that the economy is recovering and is cautiously optimistic that the office furniture industry will begin to rebound in the second half of 2004. Global Insight, BIFMA's forecasting consultant, increased its estimate for the industry shipment growth from 2.4% to 5.6% in 2004 with first quarter flat and improving as the year progresses.

        The hearth segment is impacted by the housing market, which may experience a slight decline from record high levels, but is expected to remain at healthy levels. Management believes its strong brand recognition and new innovative product introductions in addition to strengthening distribution will allow it to grow its hearth segment.

        On January 5, 2004, the Company completed the acquisition of Paoli, Inc., a leading provider of wood case goods and seating. The Company intends to continue to build on Paoli's strong position in the market and excellent selling capabilities while leveraging its lean enterprise practices to achieve greater cost efficiencies and improved customer performance.

        The Company's strategy is to grow its business through aggressive investment in building its brands, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement program to continue to build best total cost. The Company plans to reinvest a large portion of its cost savings from plant consolidations and its rapid continuous improvement program to continue to build brands, product solutions, and selling models.

        Because of the following factors, as well as other variables affecting the Company's operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

  •
  competition within the office furniture and fireplace industries, including competition from imported products and competitive pricing;

  •
  increases in the cost of raw materials, including steel, which is the Company's largest raw material category;

  •
  increases in the cost of health care benefits provided by the Company;

  •
  reduced demand for the Company's storage products caused by changes in office technology; including the change from paper record storage to electronic record storage;

  •
  the effects of economic conditions on demand for office furniture, customer insolvencies and related bad debts and claims against the Company that it received preferential payments;

  •
  changes in demand and order patterns from the Company's customers, particularly its top ten customers, which represented approximately 36% of net sales in 2003;

  •
  issues associated with acquisitions and integration of acquisitions;

  •
  the ability of the Company to realize cost savings and productivity improvements from its cost containment and business simplification initiatives;

  •
  the ability of the Company to realize financial benefits from investments in new products;

  •
  the ability of the Company's distributors and dealers to successfully market and sell the Company's products; and

  •
  the availability and cost of capital to finance planned growth.

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

        We are subject to interest rate risk on our investment portfolio. In 2003, an interest rate movement of 10% from our actual 2003 weighted-average interest rate would not have had a significant effect on the value of our interest sensitive investments, financial position, results of operations and cash flows as 63% of the investment portfolio are investments with maturities of 90 days or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report.

        The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company dismissed Arthur Andersen LLP, its independent auditors, effective May 7, 2002.

        The reports of Arthur Andersen LLP on the financial statements for the fiscal year ended December 29, 2001 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or principle. In connection with its audit for the fiscal year ended December 29, 2001 and through May 7, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

        The Company engaged PricewaterhouseCoopers LLP as its new independent auditor effective with the dismissal of its former auditors. During the Company's two most recent fiscal years and prior to appointment, there were no consultations with the newly engaged auditors with regard to either the application of accounting principles as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the Company's financial statements; or any matters of disagreement with the former auditors.

        The Company's Audit Committee recommended and the Company's Board of Directors approved management's recommendation to change auditors.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 3, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act as recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference. For information with respect to executive officers of the Company, see Part I, Table I "Executive Officers of the Registrant."

Audit Committee Financial Expert

        The Board of Directors of the Company has determined that each of Cheryl A. Francis, Chair of the Audit Committee, and Audit Committee members Dennis J. Martin and Ronald V. Waters, III, is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

        The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Cheryl A. Francis, (Chair), Dennis J. Martin, and Ronald V. Waters, III.

Code of Ethics

        The Company has adopted a code of business conduct and ethics for directors, officers, and members. The Code of Conduct is available on the Company's website at http://www.honi.com/corporategovernance. Shareholders may request a free copy of the Code of Conduct from:

    HON INDUSTRIES Inc.
    Attention: Investor Relations
    414 East Third Street
    Muscatine, IA 52761
    (563)264-7400

Corporate Governance Guidelines

        The Company has adopted Corporate Governance Guidelines, which are available on the Company's website at http://www.honi.com/corporategovernance/governance_guidelines.htm. Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under "Code of Ethics."

Section 16(a) Beneficial Ownership Reporting Compliance

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Election of Directors" and "Beneficial Owners of Common Stock" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference.

        See Part II, Item 5 of the report for information regarding "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the caption "Fees Incurred for PricewaterhouseCoopers LLP" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   (1)    Financial Statements

            The following consolidated financial statements of HON INDUSTRIES Inc. and Subsidiaries included in the Company's 2003 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

          (2)   Financial Statement Schedules

            The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 15(d):

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 3, 2004; December 28, 2002; and December 29, 2001	62

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)   Reports on Form 8-K

          The Company filed a periodic report on Form 8-K dated October 22, 2003, to furnish the Company's earnings release for the third fiscal quarter ended October 4, 2003. The Company filed a periodic report on Form 8-K dated December 17, 2003, to furnish the Company's news release relating to signing a purchase agreement to acquire certain assets of Paoli, Inc. and Orleans Corporate Services, Inc.

        (c)   Exhibits

          An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 63. The following exhibits are filed herewith:

Exhibit
(3ii )	By-Law
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Accountants
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99C )	Forward Looking Statements

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HON INDUSTRIES Inc.
Date: March 1, 2004	By:	/s/ Jack D. Michaels Jack D. Michaels Chairman and CEO

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

Signature	Title	Date

/s/ Jack D. Michaels Jack D. Michaels	Chairman and CEO, Principal Executive Officer, and Director	March 1, 2004
/s/ Stanley A. Askren Stanley A. Askren	President, Chief Operating Officer and Director	March 1, 2004
/s/ Jerald K. Dittmer Jerald K. Dittmer	Vice President, Chief Financial Officer, and Principal Accounting Officer	March 1, 2004
/s/ Gary M. Christensen Gary M. Christensen	Director	March 1, 2004
/s/ Cheryl A. Francis Cheryl A. Francis	Director	March 1, 2004
/s/ Robert L. Katz Robert L. Katz	Director	March 1, 2004
/s/ Dennis J. Martin Dennis J. Martin	Director	March 1, 2004

/s/ Joseph Scalzo Joseph Scalzo	Director	March 1, 2004
/s/ Abbie J. Smith Abbie J. Smith	Director	March 1, 2004
/s/ Richard H. Stanley Richard H. Stanley	Director	March 1, 2004
/s/ Brian E. Stern Brian E. Stern	Director	March 1, 2004
/s/ Ronald V. Waters, III Ronald V. Waters, III	Director	March 1, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders,
HON INDUSTRIES Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended January 3, 2004 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 29, 2001, and for the fiscal year then ended, prior to the adjustments discussed in the Goodwill and Other Intangible Assets note, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

        As disclosed in the Goodwill and Other Intangible Assets note, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on December 30, 2001.

        As discussed above, the financial statements of HON INDUSTRIES Inc., as of December 29, 2001, and for the period then ended, were audited by other independent accountants who have ceased operations. As described in the Goodwill and Other Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in the Goodwill and Other Intangible Assets note. In our opinion, the transitional disclosures for 2001 in the Goodwill and Other Intangible Assets note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 6, 2004

Predecessor Auditor (Arthur Andersen LLP) Opinion

        The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In 2002, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As discussed in the Goodwill and Intangible Assets note, the company has presented the transitional disclosures for 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

Report of Independent Auditors

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

        We have audited the accompanying consolidated balance sheets of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000*, and January 1, 2000*, and the related consolidated statements of income, shareholders equity, and cash flows for each of the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HON INDUSTRIES Inc. and subsidiaries as of December 29, 2001, December 30, 2000*, and January 1, 2000*, and the results of its operations and its cash flows for each of the three fiscal years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois

February 1, 2002

*
The December 30, 2000 and January 1, 2000 consolidated financial statements are not required to be presented in the 2003 annual report.

HON INDUSTRIES INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)

For the Years	2003	2002	2001
Net sales	$1,755,728	$1,692,622	$1,792,438
Cost of products sold	1,116,513	1,092,743	1,181,140

Gross profit	639,215	599,879	611,298
Selling and administrative expenses	480,744	454,189	464,206
Restructuring related charges	8,510	3,000	24,000

Operating income	149,961	142,690	123,092

Interest income	3,940	2,578	1,717
Interest expense	2,970	4,714	8,548

Income before income taxes	150,931	140,554	116,261
Income taxes	52,826	49,194	41,854

Net income	$98,105	$91,360	$74,407

Net income per common share—basic	$1.69	$1.55	$1.26

Weighted average shares outstanding—basic	58,178,739	58,789,851	59,087,963

Net income per common share—diluted	$1.68	$1.55	$1.26

Weighted average shares outstanding—diluted	58,545,353	59,021,071	59,210,049

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars and shares except par value)

As of Year-End	2003	2002	2001
Assets
Current Assets
Cash and cash equivalents	$138,982	$139,165	$78,838
Short-term investments	65,208	16,378	—
Receivables	181,459	181,096	161,390
Inventories	49,830	46,823	50,140
Deferred income taxes	14,329	10,101	14,940
Prepaid expenses and other current assets	12,314	11,491	14,349

Total Current Assets	462,122	405,054	319,657
Property, Plant, and Equipment	312,368	353,270	404,971
Goodwill	192,086	192,395	214,337
Other Assets	55,250	69,833	22,926

Total Assets	$1,021,826	$1,020,552	$961,891

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$211,236	$252,145	$216,184
Income taxes	5,958	3,740	6,112
Note payable and current maturities of long-term debt	26,658	41,298	6,715
Current maturities of other long-term obligations	1,964	1,497	1,432

Total Current Liabilities	245,816	298,680	230,443
Long-Term Debt	2,690	8,553	79,570
Capital Lease Obligations	1,436	1,284	1,260
Other Long-Term Liabilities	24,262	28,028	18,306
Deferred Income Taxes	37,733	37,114	39,632
Commitments and Contingencies
Shareholders' Equity
Preferred stock—$1 par value
Authorized: 2,000
Issued: None
Common stock—$1 par value	58,239	58,374	58,673
Authorized: 200,000
Issued and outstanding 2003—58,239; 2002—58,374; 2001—58,673
Additional paid-in capital	10,324	549	891
Retained earnings	641,732	587,731	532,555
Accumulated other comprehensive income	(406)	239	561

Total Shareholders' Equity	709,889	646,893	592,680

Total Liabilities and Shareholders' Equity	$1,021,826	$1,020,552	$961,891

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 30, 2000	$59,797	$17,339	$495,796	$410	$573,342
Comprehensive Income:
Net income			74,407		74,407
Other comprehensive income				151	151
Comprehensive income					74,558
Cash dividends			(28,373)		(28,373)
Common shares — treasury:
Shares purchased	(1,473)	(24,311)	(9,275)		(35,059)
Shares issued under Members' Stock Purchase Plan and stock awards	349	7,863			8,212

Balance, December 29, 2001	58,673	891	532,555	561	592,680
Comprehensive income:
Net income			91,360		91,360
Other comprehensive income (loss)				(322)	(322)
Comprehensive income					91,038
Cash dividends			(29,386)		(29,386)
Common shares — treasury:
Shares purchased	(614)	(8,324)	(6,798)		(15,736)
Shares issued under Members' Stock Purchase Plan and stock awards	315	7,982			8,297

Balance, December 28, 2002	58,374	549	587,731	239	646,893
Comprehensive income:
Net income			98,105		98,105
Other comprehensive income (loss)				(645)	(645)
Comprehensive income					97,460
Cash dividends			(30,299)		(30,299)
Common shares — treasury:
Shares purchased	(762)	(6,945)	(13,805)		(21,512)
Shares issued under Members' Stock Purchase Plan and stock awards	627	16,720			17,347

Balance, January 3, 2004	$58,239	$10,324	$641,732	$(406)	$709,889

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years	2003	2002	2001
Net Cash Flows From (To) Operating Activities:
Net income	$98,105	$91,360	$74,407
Noncash items included in net income:
Depreciation and amortization	72,772	68,755	81,385
Other postretirement and postemployment benefits	2,166	2,246	1,757
Deferred income taxes	(3,314)	2,321	6,962
Loss on sales, retirements and impairments of property, plant and equipment	5,415	8,976	16,200
Stock issued to retirement plan	4,678	5,750	—
Other — net	391	2,613	109
Changes in working capital, excluding acquisition and disposition:
Receivables	1,006	(19,414)	47,897
Inventories	(3,004)	2,348	35,048
Prepaid expenses and other current assets	1,508	2,431	(1,661)
Accounts payable and accrued expenses	(35,288)	37,857	(26,149)
Income taxes	2,218	(2,370)	(5,957)
Increase (decrease) in other liabilities	(5,379)	(482)	(2,198)

Net cash flows from (to) operating activities	141,274	202,391	227,800

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(34,842)	(25,885)	(36,851)
Proceeds from sale of property, plant and equipment	1,808	—	—
Capitalized software	(2,666)	(65)	(1,757)
Additional purchase consideration	(5,710)	—	(8,748)
Short-term investments — net	(49,326)	(16,377)	—
Purchase of long-term investments	(5,742)	(22,493)	—
Sales or maturities of long-term investments	15,000	—	—
Other — net	—	924	343

Net cash flows from (to) investing activities	(81,478)	(63,896)	(47,013)

Net Cash Flows From (To) Financing Activities:
Purchase of HON INDUSTRIES common stock	(21,512)	(15,736)	(35,059)
Proceeds from long-term debt	761	825	36,218
Payments of note and long-term debt	(20,992)	(35,967)	(87,365)
Proceeds from sale of HON INDUSTRIES common stock	12,063	2,096	9,449
Dividends paid	(30,299)	(29,386)	(28,373)

Net cash flows from (to) financing activities	(59,979)	(78,168)	(105,130)

Net increase (decrease) in cash and cash equivalents	(183)	60,327	75,657

Cash and cash equivalents at beginning of year	139,165	78,838	3,181

Cash and cash equivalents at end of year	138,982	139,165	78,838

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,408	$5,062	$8,646
Income taxes	$53,855	$48,598	$40,916

The accompanying notes are an integral part of the consolidated financial statements.

HON INDUSTRIES INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Nature of Operations

        HON INDUSTRIES Inc., with its subsidiaries (the "Company"), is a provider of office furniture and hearth products. Both industries are reportable segments; however, the Company's office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, mass merchandisers, warehouse clubs, retail superstores, end-user customers, and to federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include electric, wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. The Company's products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End

        The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        The Company follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2003 ended on January 3, 2004; 2002 ended on December 28, 2002; and 2001 ended on December 29, 2001. The financial statements for fiscal year 2003 are based on a 53-week period, fiscal years 2002 and 2001 are on a 52-week basis.

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

        At January 3, 2004 and December 28, 2002, cash, cash equivalents and investments consisted of the following (cost approximates market value):

	2003			2002
(In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Municipal bonds	$31,000	$—	$2,396	$82,300	$1,900	$5,396
U.S. government securities	—	—	—	—	—	11,995
Certificates of deposit	—	—	400	—	—	400

Available-for-sale securities
U.S. treasury notes	—	4,259	—	—	3,478	—
Money market preferred stock	—	—	—	—	11,000	—
Asset and mortgage-backed securities	—	60,949	12,835	—	—	7,098

Cash and money market accounts	107,982	—	—	56,865	—	—

Total	$138,982	$65,208	$15,631	$139,165	$16,378	$24,889

        The 2001 cash and cash equivalents generally consisted of cash and commercial paper.

Receivables

        Accounts receivable are presented net of an allowance for doubtful accounts of $10,859,000, $9,570,000, and $16,576,000 for 2003, 2002, and 2001, respectively. The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories

        The Company values 96% of its inventory by the last-in, first-out (LIFO) method. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly.

Property, Plant, and Equipment

        Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 - 20 years; buildings, 10 - 40 years; and machinery and equipment, 3 - 12 years.

Long-Lived Assets

        Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges connected with the Company's restructuring activities are discussed in the Restructuring Related Charges note. These assets included real estate, manufacturing equipment and certain other fixed assets. The Company's continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected lives of its equipment and accelerating depreciation where appropriate. The Company recorded losses on the disposal of assets in the amount of approximately $1 million and $5 million during 2003 and 2002, respectively as a result of its rapid continuous improvement initiatives.

Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of reporting units exceeds their carrying value, so no impairment of goodwill was recognized. Management's assumptions about future cash flows for the reporting units requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

        The Company also determines the fair value of an indefinite lived trademark on an annual basis or whenever indications of impairment exist. The Company has evaluated its trademark for impairment and has determined that the fair market value of the trademark exceeds its carrying value, so no impairment was recognized.

Product Warranties

        The Company issues certain warranty policies on its furniture and hearth products that provides for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows:

(In thousands)	2003	2002
Balance at the beginning of the period	$8,405	$5,632
Accruals for warranties issued during the period	7,907	6,542
Accrual related to pre-existing warranties	629	2,686
Settlements made during the period	(8,015)	(6,455)

Balance at the end of the period	$8,926	$8,405

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

Product Development Costs

        Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, building costs, utilities and administrative fees. The amounts charged against income were $25,791,000 in 2003, $25,849,000 in 2002, and $21,415,000 in 2001.

Stock-Based Compensation

        The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby stock-based employee compensation is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," to stock-based employee compensation.

(In thousands)	2003	2002	2001
Net income, as reported	$98.1	$91.4	$74.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.0)	(2.2)	(1.4)

Pro forma net income	$95.1	$89.2	$73.0

Earnings per share:
Basic-as reported	$1.69	$1.55	$1.26
Basic-pro forma	$1.64	$1.52	$1.24
Diluted-as reported	$1.68	$1.55	$1.26
Diluted-pro forma	$1.62	$1.51	$1.24

        Increase in expense in 2003 is due to accelerated vesting upon the retirement of plan participants.

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

Earnings Per Share

        Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under options and deferred restricted stock have been considered outstanding for purposes of the diluted earnings per share calculation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowance for doubtful accounts, inventory reserves, marketing program accruals, warranty accruals, accruals for self-insured medical claims, workers' compensation, legal contingencies general liability and auto insurance claims, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Self-Insurance

        The Company is partially self-insured for general and product liability, workers' compensation, and certain employee health benefits. The general, product, and workers' compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The Company's policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R. The Company adopted FIN 46 on January 3, 2004 and it did not have an impact on the Company's financial statements.

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

        During 2002, the Financial Accounting Standards Board finalized SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company applied this Statement to its 2003 restructuring activities which resulted in a charge of $8.5 million during 2003.

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

        In December 2003, the Financial Accounting Standards Board issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In 2003, the Company adopted the revised disclosure requirements of this pronouncement.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Restructuring Related Charges

        As a result of the Company's business simplification and cost reduction strategies, the Company closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations. Charges for the closures totaled $15.7 million which consists of $6.7 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.4 million of severance and $5.6 million of facility exit, production relocation, and other costs which were recorded as restructuring costs. A total of 316 members were terminated and received severance due to these shutdowns. The closures and consolidation are substantially complete.

        The Hazleton, Pennsylvania facility is an owned facility and has been reclassified to current assets as it is currently being held as available for sale. It is included in the "Prepaid expenses and other current assets" in the January 3, 2004, condensed consolidated balance sheet at its carrying value of $2.1 million. The Milan, Tennessee facility is a leased facility that is no longer being used in the production of goods. The restructuring expense for 2003 included $1.4 million of costs that will continue to be incurred under the lease contract reduced by estimated sublease rentals that could be reasonably obtained.

        During 2002, the Company recorded a pretax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. During the second quarter of 2003, a restructuring credit of approximately $0.6 million was taken back into income relating to this charge. This was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.

        During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce. Included in the charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania; Tupelo, Mississippi; and Santa Ana, California. Approximately 500 members were terminated and received severance due to the closedown of these facilities. During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to this charge. This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company's ability to minimize the number of members terminated as compared to the original plan.

        The following table details the change in restructuring reserve for the last three years:

(In thousands)	Severance Costs	Facility Termination & Other Costs	Asset Impairment Write-downs	Total
Restructuring reserve at December 31, 2000	$—	$—	$—	$—
Restructuring charge	3,090	4,710	16,200	24,000
Cash payments	(2,322)	(2,761)	—	(5,083)
Charge against assets	—	—	(16,200)	(16,200)

Restructuring reserve at December 29, 2001	$768	$1,949	$—	$2,717
Restructuring charge	737	3,328	1,300	5,365
Restructuring credit	(852)	(1,513)	—	(2,365)
Cash payments	(653)	(1,577)	—	(2,230)
Charge against assets	—	—	(1,300)	(1,300)

Restructuring reserve at December 28, 2002	$—	$2,187	$—	$2,187
Restructuring charges	3,438	5,622	—	9,060
Restructuring credit	—	(550)	—	(550)
Cash payments	(3,104)	(6,159)	—	(9,263)

Restructuring reserve at January 3, 2004	$334	$1,100	$—	$1,434

Business Combinations

        During 2001, the Company completed the acquisition of three small hearth product distributors for a total purchase price of approximately $7.6 million. The acquisitions were accounted for using the purchase method, and the results of the three distributors have been included in the Company's financial statements since the date of acquisition.

Inventories

(In thousands)	2003	2002	2001
Finished products	$31,407	$30,747	$33,280
Materials and work in process	28,287	26,266	26,469
LIFO reserve	(9,864)	(10,190)	(9,609)

	$49,830	$46,823	$50,140

Property, Plant, and Equipment

(In thousands)	2003	2002	2001
Land and land improvements	$23,065	$21,566	$21,678
Buildings	211,005	208,124	212,352
Machinery and equipment	495,901	494,354	494,458
Construction and equipment installation in progress	9,865	10,227	14,247

	739,836	734,271	742,735
Less: allowances for depreciation	427,468	381,001	337,764

	$312,368	$353,270	$404,971

Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001, the beginning of its 2002 fiscal year. Pursuant to this standard, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded. Also pursuant to the standard, the Company has ceased recording of goodwill and indefinite-lived intangibles amortization in 2002.

        The Company also owns a trademark having a net value of $8.1 million as of January 3, 2004, December 28, 2002 and December 29, 2001. The fair value of the trademark exceeds the carrying value of the trademark and thus, no impairment was recorded. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flow indefinitely. The Company ceased amortizing the trademark in 2002.

        The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Company's consolidated balance sheets:

(In thousands)	2003	2002
Patents	$16,450	$16,450
Customer lists and other	26,076	26,076
Less: accumulated amortization	16,671	13,980

Net intangible assets	$25,855	$28,546

        Amortization expense for definite-lived intangibles for 2003, 2002, and 2001 was $2,690,100, $2,690,100, and $2,200,200, respectively. Amortization expense is estimated to be approximately $2.7 million per year through 2005, $2.4 million in 2006, $1.2 million in 2007, and $1.0 million in 2008.

        The goodwill at December 29, 2001, included other intangible assets that are required to be accounted for as assets apart from goodwill under SFAS No. 142. The following table summarizes the reclassification:

(In thousands)	Net Book Value December 29, 2001	SFAS 142 Reclassification	Net book value as modified for SFAS No. 142 December 29, 2001
Goodwill	$214,337	$(27,643)	$186,694
Customer lists and other (included in Other Assets)	3,049	19,564	22,613
Trademarks (included in Other Assets)	—	8,079	8,079
Patents (included in Other Assets)	8,574	—	8,574

Total	$225,960	$—	$225,960

        The changes in the carrying amount of goodwill since December 29, 2001, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2001 (after SFAS No. 142 reclassification)	$43,611	$143,083	$186,694
Goodwill increase during period	—	5,710	5,710
Net goodwill disposed of during period	—	(9)	(9)

Balance as of December 28, 2002	$43,611	$148,784	$192,395

Adjustment for a prior acquisition	—	(309)	(309)

Balance as of January 3, 2004	$43,611	$148,475	$192,086

        The goodwill increase in 2002 relates to additional purchase consideration associated with debentures issued in connection with a prior acquisition. The decrease in goodwill in 2003 is due to an adjustment relating to a prior acquisition.

        The following schedule reports the adjusted net income for the goodwill and indefinite-lived trademark amortization effect:

(In thousands except for per share data)	2003	2002	2001
Reported net income	$98,105	$91,360	$74,407
Add back: Goodwill amortization, net of tax	—	—	5,611
Add back: Trademark amortization, net of tax	—	—	149

Adjusted net income	$98,105	$91,360	$80,167

Diluted earnings per share:
Reported net income	$1.68	$1.55	$1.26
Goodwill & trademark amortization, net of tax		—	.10

Adjusted net income	$1.68	$1.55	$1.36

Accounts Payable and Accrued Expenses

(In thousands)	2003	2002	2001
Trade accounts payable	$44,295	$66,204	$53,660
Compensation	22,803	20,686	13,663
Profit sharing and retirement expense	30,365	26,788	26,020
Vacation pay	13,745	14,095	13,881
Marketing expenses	44,795	59,224	54,861
Casualty self-insurance expense	9,385	10,973	17,189
Other accrued expenses	45,848	54,175	36,910

	$211,236	$252,145	$216,184

Long-Term Debt

(In thousands)	2003	2002	2001
Industrial development revenue bonds, various issues, payable through 2018 with interest at 1.49-5.40% per annum	$2,300	$7,938	$23,995
Convertible debentures payable to individuals, with interest at 5.5% per annum	26,130	40,443	58,074
Other notes and amounts	503	736	3,285

Total debt	28,933	49,117	85,354
Less: current portion	26,243	40,564	5,784

Long-term debt	$2,690	$8,553	$79,570

Aggregate maturities of long-term debt are as follows:

(In thousands)
2004	$26,243
2005	117
2006	95
2007	52
2008	43
Thereafter	2,383

        The convertible debentures are payable to the former owners of businesses that were acquired by the Company. Following the acquisition some of these individuals continued as members of the Company. The convertible debentures are convertible into cash. The debentures contain certain conversion features that are recorded as earned. During 2003 the Company recorded approximately $3 million of appreciation on these debentures.

        Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Company has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Company's outstanding long-term debt obligations at year-end 2003 approximates the recorded aggregate amount.

Selling and Administrative Expenses

(In thousands)	2003	2002	2001
Freight expense for shipments to customers	$105,933	$98,876	$103,489
Amortization of intangible and other assets	4,625	4,317	12,646
Product development costs	25,791	25,849	21,415
Other selling and administrative expenses	344,395	325,147	326,656

	$480,744	$454,189	$464,206

Income Taxes

        Significant components of the provision for income taxes are as follows:

(In thousands)	2003	2002	2001
Current:
Federal	$49,721	$38,966	$32,393
State	4,159	3,473	2,442

	53,880	42,439	34,835
Deferred	(1,054)	6,755	7,019

	$52,826	$49,194	$41,854

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.8	1.6	1.6
Credit for increasing research activities	(2.0)	(1.6)	—
Extraterritorial income exclusion	(0.5)	(1.0)	—
Other—net	0.7	1.0	(0.6)

Effective tax rate	35.0%	35.0%	36.0%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

(In thousands)	2003	2002	2001
Net long-term deferred tax liabilities:
Tax over book depreciation	$(28,103)	$(34,398)	$(38,759)
OPEB obligations	182	3,581	3,197
Compensation	4,912	3,821	2,519
Goodwill	(18,044)	(14,173)	(5,550)
Other—net	3,320	4,055	(1,039)

Total net long-term deferred tax liabilities	(37,733)	(37,114)	(39,632)

Net current deferred tax assets:
Workers' compensation, general, and product liability accruals	298	1,517	1,119
Vacation accrual	4,754	4,617	4,002
Integration accruals	—	—	(3,766)
Inventory differences	4,343	5,101	1,969
Plant closing accruals	528	821	3,302
Deferred income	(5,462)	(3,820)	—
Warranty accruals	2,886	2,369	1,606
Other—net	6,982	(504)	6,708

Total net current deferred tax assets	14,329	10,101	14,940

Net deferred tax (liabilities) assets	$(23,404)	$(27,013)	$(24,692)

Shareholders' Equity and Earnings Per Share

	2003	2002	2001
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	58,238,519	58,373,607	58,672,933
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

        The Company purchased 762,300; 614,580; and 1,472,937 shares of its common stock during 2003, 2002, and 2001, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

        The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	2003	2002
Numerators:
Numerators for both basic and diluted EPS net income	$98,105,000	$91,360,000
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	58,178,739	58,789,851
Potentially dilutive shares from stock option plans	366,614	231,220

Denominator for diluted EPS	58,545,353	59,021,071

Earnings per share—basic	$1.69	$1.55
Earnings per share—diluted	$1.68	$1.55

        Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2003 and 2002, because the option prices were greater that the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for 2003 was 20,000 with a range of per share exercise prices of $42.49-$42.98 and for 2002 was 30,000 with a range of per share exercise prices of $28.25-$32.22.

        Components of other comprehensive income (loss) consist of the following:

(In thousands)	2003	2002	2001
Foreign currency translation adjustments—net of tax	$45	$—	$109
Change in unrealized gains (losses) on marketable securities—net of tax	(690)	$(322)	42

Other comprehensive income (loss)	$(645)	$(322)	$151

        In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors. This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 2003, 2002, and 2001,10,922; 11,958; and 8,662 shares of Company common stock were issued under the plan, respectively.

        Cash dividends declared and paid per share for each year are:

(In dollars)	2003	2002	2001
Common shares	$.52	$.50	$.48

        During 2002, shareholders approved the 2002 Members' Stock Purchase Plan. Under the new plan, 800,000 shares of common stock were registered for issuance to participating members. Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours a week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his/her gross earnings or a maximum fair value of $25,000 in any calendar year. During 2003, 79,237 shares of common stock were issued under the plan at an average price of $29.25. During 2002, 47,419 shares of common stock were issued under the plan at an average price of $22.58. An additional 673,344 shares were available for issuance under the plan at January 3, 2004. This plan replaced the 1994 Members' Stock Purchase Plan. Under this plan, during 2002 and 2001, 43,388 shares at an average price of $23.63 and 85,385 shares at an average price of $20.51 were issued, respectively.

        The Company has a shareholders' rights plan which will expire August 20, 2008. The plan becomes operative if certain events occur involving the acquisition of 20% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right entitles its holder to purchase an amount of common stock of the Company with a market value of $400 for $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Company. The Company has reserved preferred shares necessary for issuance should the rights be exercised.

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

        The weighted-average fair value of options granted during 2003, 2002, and 2001 estimated on the date of grant using the Black-Scholes option-pricing model was $10.74, $11.74, and $9.70, respectively.

The fair value of 2003, 2002, and 2001 options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.2% to 2.1%, expected volatility of 34.9% to 38.4%, risk-free interest rate of 4.2% to 5.4%, and an expected life of 10 to 12 years depending on grant date.

        The status of the Company's stock option plans is summarized below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 30, 2000	918,250	$21.89
Granted	266,500	23.39
Exercised	(17,500)	18.31
Forfeited	(37,000)	21.57

Outstanding at December 29, 2001	1,130,250	$22.32
Granted	290,000	25.77
Exercised	—	—
Forfeited	(17,000)	21.69

Outstanding at December 28, 2002	1,403,250	$23.03
Granted	446,500	26.78
Exercised	(362,000)	23.10
Forfeited	(18,500)	23.57

Outstanding at January 3, 2004	1,469,250	$24.15
Options exercisable at:
January 3, 2004	202,250	$25.47
December 28, 2002	156,250	25.02
December 29, 2001	105,000	24.86

        The following table summarizes information about fixed stock options outstanding at January 3, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 3, 2004
$24.50-$28.25	31,000	2.9 years	$25.71	31,000
$32.22	20,000	4.1 years	$32.22	20,000
$23.47	101,250	5.1 years	$23.47	101,250
$18.31-$26.69	411,000	6.6 years	$20.42	50,000
$23.32-$25.27	223,500	7.1 years	$23.41	—
$25.75-$25.77	261,000	8.1 years	$25.77	—
$25.50-$42.98	421,500	9.2 years	$26.83	—

Retirement Benefits

        The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company's annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $26,489,000, $23,524,000, and $24,826,000 in 2003, 2002, and 2001, respectively.

        The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company's funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were

$176,000; $0; and $0 for 2003, 2002, and 2001, respectively. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

        The Company also participates in a multiemployer plan, which provides defined benefits to certain of the Company's union employees. Pension expense for this plan amounted to $309,000, $309,000, and $310,000 in 2003, 2002, and 2001, respectively.

Postretirement Health Care

        In accordance with the guidelines of revised SFAS No.132, "Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company's balance sheet at:

(In thousands)	2003	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$17,617	$17,351	$12,229
Service cost	249	398	278
Interest cost	1,105	1,091	941
Benefits paid	(1,206)	(1,356)	(952)
Actuarial (gain) or loss	566	133	3,042
Current year prior service cost	—	—	1,813

Benefit obligation at end of year	$18,331	$17,617	$17,351
Change in plan assets
Fair value at beginning of year	$—	$—	$—
Employer contributions	11,456	1,356	952
Benefits paid	(1,206)	(1,356)	(952)

Fair value at end of year	$10,250	$—	$—
Reconciliation of funded status
Funded status	$(8,081)	$(17,617)	$(17,351)
Unrecognized actuarial (gain) or loss	1,105	539	364
Unrecognized transition obligation or (asset)	5,361	5,942	6,523
Unrecognized prior service cost	1,122	1,352	1,582

Net amount recognized at year-end	$(493)	$(9,784)	$(8,882)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(493)	$(9,784)	$(8,882)

Net amount recognized at year-end, included in Other Liabilities	$(493)	$(9,784)	$(8,882)

Estimated Future Benefit Payments (In thousands)

Fiscal 2004	$1,133
Fiscal 2005	1,189
Fiscal 2006	1,195
Fiscal 2007	1,217
Fiscal 2008	1,265
Fiscal 2009—2013	6,874

$12,873

Expected Contributions During Fiscal 2004
Total	$1,133

Plan Assets—Percentage of Fair Value by Category

2003
Equity	0%
Debt	0%
Other	100%
Total	100%

        The Company invests these funds in high-grade money market instruments. Prior to 2003 the plan was not funded.

        The discount rates at fiscal year-end 2003, 2002, and 2001 were 6.0%, 6.5%, and 6.5%, respectively. The Company payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on company cost.

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation or net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

Leases

        The Company leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under noncancelable leases at the end of 2003 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2004	$523	$13,012
2005	515	10,742
2006	284	8,424
2007	215	5,430
2008	211	4,080
Thereafter	590	9,062

Total minimum lease payments	2,338	$50,750
Less: amount representing interest	487

Present value of net minimum lease payments, including current maturities of $415	$1,851

        Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2003	2002	2001
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	196	196	15,805
Office equipment	761	—	—

	4,256	3,495	19,104
Less: allowances for depreciation	2,879	2,514	17,052

	$1,377	$981	$2,052

        Rent expense for the years 2003, 2002, and 2001 amounted to approximately $13,592,000, $13,683,000, and $13,387,000, respectively. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $313,000, $787,000, and $869,000 for the years 2003, 2002, and 2001, respectively.

Guarantees, Commitments and Contingencies

        During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners. The maximum financial exposure assumed by the Company as a result of this arrangement totals $3 million of which over 75% is secured by collateral. In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

        The Company utilizes letters of credit in the amount of $24 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

        The Company is contingently liable for future minimum payments totaling $9.7 million under a transportation service contract. The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term. The minimum payments are $4.8 million in 2004, and $4.9 million in 2005.

        The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership. The related term expires in the fourth quarter of 2004. As of January 3, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $69,000. In accordance with the provisions of FIN 45, no liability has been recorded as the Company entered into this agreement prior to December 31, 2002.

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

Significant Customer

        One office furniture customer accounted for approximately 13% of consolidated net sales in 2003 and 14% in 2002 and 2001.

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

        The Company's hearth products segment is somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2003, 56% of consolidated net sales of hearth products were generated in the third and fourth quarters.

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

        Reportable segment data reconciled to the consolidated financial statements for the years ended 2003, 2002, and 2001 is as follows:

(In thousands)	2003	2002	2001
Net sales:
Office furniture	$1,304,054	$1,279,059	$1,366,312
Hearth products	451,674	413,563	426,126

	$1,755,728	$1,692,622	$1,792,438

Operating profit:
Office furniture(a)	$130,080	$130,014	$112,405
Hearth products(a)	54,433	44,852	39,282

Total operating profit	184,513	174,866	151,687
Unallocated corporate expenses	(33,582)	(34,312)	(35,426)

Income before income taxes	$150,931	$140,554	$116,261

Depreciation and amortization expense:
Office furniture	$54,121	$48,546	$58,658
Hearth products	13,599	13,993	20,389
General corporate(b)	5,052	6,216	2,338

	$72,772	$68,755	$81,385

Capital expenditures:
Office furniture	$17,619	$17,183	$29,785
Hearth products	12,577	6,132	7,149
General corporate	7,312	2,570	(83)

	$37,508	$25,885	$36,851

Identifiable assets:
Office furniture	$452,350	$494,559	$526,712
Hearth products	303,811	305,326	320,199
General corporate(b)	265,665	220,667	114,980

	$1,021,826	$1,020,552	$961,891

(a)
Included in operating profit for the office furniture segment are pretax charges of $8.5 million, $3.0 million and $22.5 million for closing of facilities and impairment charges in 2003, 2002 and 2001, respectively. Included in operating profit for the hearth products segment is a pretax charge of $1.5 million for closing of facilities and impairment charges in 2001.

(b)
In 2002 the Company's information technologies departments became a shared service at the corporate level. The costs continue to be charged out to the segments, however the assets and related depreciation are now classified as general corporate.

Subsequent Acquisition

        On January 5, 2004, the Company finalized the acquisition of Paoli, Inc., a subsidiary of Klaussner Furniture Industries, Inc. for approximately $80 million in cash. Paoli is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representative sales and dealer networks. Further details of the transaction will be included in the Company's SEC Quarterly Report on Form 10-Q for the first quarter ended April 3, 2004.

Summary of Quarterly Results of Operations (Unaudited)

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

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year-End 2003:
Net sales	$391,971	$406,793	$500,091	$456,873
Cost of products sold	252,841	260,367	316,412	286,893

Gross profit	139,130	146,426	183,679	169,980
Selling and administrative expenses	114,426	112,979	127,472	125,867
Restructuring related charges (income)	—	2,265	3,881	2,364

Operating income	24,704	31,182	52,326	41,749
Interest income (expense)—net	(265)	(149)	617	767

Income before income taxes	24,439	31,033	52,943	42,516
Income taxes	8,554	10,861	18,530	14,881

Net income	$15,885	$20,172	$34,413	$27,635

Net income per common share—basic	$.27	$.35	$.59	$.47
Weighted-average common shares outstanding—basic	58,317	58,143	58,043	58,222
Net income per common share—diluted	$.27	$.35	$.59	$.47
Weighted-average common shares outstanding—diluted	58,582	58,468	58,448	58,731
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	36.0	36.7	37.2
Selling and administrative expenses	29.2	27.8	25.5	27.5
Restructuring related charges	—	0.6	0.8	0.5
Operating income	6.3	7.7	10.5	9.1
Income taxes	2.2	2.7	3.7	3.3
Net income	4.1	5.0	6.9	6.0
Year-End 2002:
Net sales	$399,139	$399,299	$446,274	$447,910
Cost of products sold	259,398	256,696	285,996	290,653

Gross profit	139,741	142,603	160,278	157,257
Selling and administrative expenses	110,425	111,320	117,274	115,170
Restructuring related charges (income)	3,900	(900)	—	—

Operating income	25,416	32,183	43,004	42,087
Interest income (expense)—net	(580)	(710)	(577)	(269)

Income before income taxes	24,836	31,473	42,427	41,818
Income taxes	8,941	11,330	15,274	13,649

Net income	$15,895	$20,143	$27,153	$28,169

Net income per common share—basic and diluted	$.27	$.34	$.46	$.48
Weighted-average common shares outstanding—basic	58,777	58,918	59,140	58,546

As a Percentage of Net Sales
Net sales	100%	100%	100%	100%
Gross profit	35.0	35.7	35.9	35.1
Selling and administrative expenses	27.7	27.9	26.3	25.7
Restructuring related charges	1.0	(.2)	—	—
Operating income	6.4	8.1	9.6	9.4
Income taxes	2.2	2.8	3.4	3.0
Net income	4.0	5.0	6.1	6.3
Year-End 2001:
Net sales	$461,997	$444,196	$459,352	$426,893
Cost of products sold	311,711	292,789	298,427	278,213

Gross profit	150,286	151,407	160,925	148,680
Selling and administrative expenses	119,050	118,983	114,759	111,414
Restructuring related charges	—	24,000	—	—

Operating income	31,236	8,424	46,166	37,266
Interest income (expense)—net	(2,700)	(1,832)	(1,375)	(924)

Income before income taxes	28,536	6,592	44,791	36,342
Income taxes	10,273	2,373	16,125	13,083

Net income	$18,263	$4,219	$28,666	$23,259

Net income per common share—basic and diluted	$.31	$.07	$.48	$.40
Weighted-average common shares outstanding—basic	59,448	59,205	59,048	58,651
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.5	34.1	35.0	34.8
Selling and administrative expenses	25.8	26.8	25.0	26.1
Restructuring related charges	—	5.4	—	—
Operating income	6.8	1.9	10.1	8.7
Income taxes	2.2	0.5	3.5	3.1
Net income	4.0	0.9	6.2	5.4

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)
Quarterly 2003 - 2002

2003 by Quarter	High	Low	Dividends per Share
1st	$29.38	$24.65	$.13
2nd	31.67	27.27	.13
3rd	38.60	30.15	.13
4th	44.12	36.65	.13

Total Dividends Paid			$.52

2002 by Quarter	High	Low	Dividends per Share
1st	$29.12	$24.55	$.125
2nd	30.85	25.45	.125
3rd	28.67	23.80	.125
4th	29.20	22.88	.125

Total Dividends Paid			$.500

Common Stock Market Price and Price/Earnings Ratio (Unaudited)
Fiscal Years 2003 - 1993

	Market Price*		Diluted Earnings per Share*	Price/Earnings Ratio
Year
	High	Low		High	Low
2003	44.12	24.65	1.68	26	15
2002	30.85	22.88	1.55	20	15
2001	28.85	19.96	1.26	23	16
2000	27.88	15.56	1.77	16	9
1999	29.88	18.75	1.44	21	13
1998	37.19	20.00	1.72	22	12
1997	32.13	15.88	1.45	22	11
1996	21.38	9.25	1.13	19	8
1995	15.63	11.50	.67	23	17
1994	17.00	12.00	.87	20	14
1993	14.63	10.75	.70	21	15
Eleven-Year Average				21	13

*
Adjusted for the effect of stock splits

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Shareholders of
HON INDUSTRIES Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K (Schedule II). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of HON INDUSTRIES Inc. for the year ended December 29, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated February 1, 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 6, 2004

Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II Valuation and Qualifying Accounts for the year ended December 29, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of HON INDUSTRIES Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HON INDUSTRIES Inc. included in this registration statement and have issued our report thereon dated February 1, 2002. Our audit was made for the purpose of forming an opinion o those statements taken as a whole. The amounts included in Schedule II in this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
Chicago, Illinois
February 1, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

HON INDUSTRIES INC. AND SUBSIDIARIES

January 3, 2004

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended January 3, 2004:
Allowance for doubtful accounts	$9,570	$3,771	—	$2,482	(A)	$10,859

Year ended December 28, 2002:
Allowance for doubtful accounts	$16,576	$3,327	—	$10,333	(A)	$9,570

Year ended December 29, 2001:
Allowance for doubtful accounts	$11,237	$7,287	—	$1,948	(A)	$16,576

Note A: Excess of accounts written off over recoveries

ITEM 14(a)(3) — INDEX OF EXHIBITS

Exhibit Number	Description of Document
(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003
(3ii)	By-Laws of the Registrant as amended
(4i)
Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998
(10i)
1995 Stock-Based Compensation Plan, as amended effective November 10, 2000, incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2000*
(10ii)
1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 28, 1997, related to the Registrant's Annual Meeting of Shareholders held on May 13, 1997*
(10iii)	Form of Registrant's Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994*
(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995*
(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995*
(10vi)
2002 Members Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B to the Registrant's proxy statement dated March 22, 2002, related to the Registrant's Annual Meeting of Shareholders held on May 6, 2002*
(10vii)
Agreement as Consultant and Director, dated November 15, 1995, between the Registrant and Robert L. Katz, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996*
(10viii)
Form of Director and Officer Indemnification Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002
(10ix)
Form of Common Stock Grant Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10- K/A for the fiscal year ended December 28, 1996*
(10x)
Form of HON INDUSTRIES Inc. Stock-Based Compensation Plan Stock Option Award Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996*

(10xi)
Stock Purchase Agreement of the Registrant, dated September 18, 1985, as amended by amendment dated February 11, 1991, between the Registrant and Stanley M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998*
(10xii)
Real Estate Contract of the Registrant, dated November 15, 1997, between the Registrant and Terrence L. and Loretta B. Mealy, incorporated by reference to Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998
(10xiii)
$136,000,000 Credit Agreement, dated May 10, 2002; Deutsche Bank Trust Company Americas, as Administrative Agent, The Northern Trust Company, as Syndication Agent, National City Bank of Michigan/Illinois as Documentation Agent, and various lending institutions, incorporated by reference to Exhibit 10(xiii) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2002
(10xiv)
HON INDUSTRIES Inc. Profit-Sharing Retirement Plan of the Registrant as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant's Annual Report on 10-K for the year ended December 29, 2001*
(10xv)
HON INDUSTRIES Inc. Long-Term Performance Plan of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000*
(16)	Letter of Former Accountant, incorporated by reference to the Registrant's Report on Form 8-K dated May 7, 2002
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Accountants
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99A)
Executive Bonus Plan of the Registrant as amended and restated on May 1, 2000, incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000*
(99B)
Executive Deferred Compensation Plan of the Registrant as amended and restated on November 7, 2002, incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002*
(99C)	Forward-Looking Statements

*
Indicates management contract or compensatory plan.

QuickLinks

ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART I, TABLE I EXECUTIVE OFFICERS OF THE REGISTRANT January 3, 2004
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Report of Independent Auditors
Report of Independent Auditors on Financial Statement Schedule
Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS HON INDUSTRIES INC. AND SUBSIDIARIES January 3, 2004