Form 10-Q
period 2004-05-07
HNI CORP
filed 2004-05-07
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-2648

HNI Corporation (Exact name of Registrant as specified in its charter)

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
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 3, 2004 58,132,522

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets April 3, 2004, and January 3, 2004	3-4

Condensed Consolidated Statements of Income Three Months Ended April 3, 2004, and March 29, 2003	5

Condensed Consolidated Statements of Cash Flows Three Months Ended April 3, 2004, and March 29, 2003	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	22

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

EXHIBIT INDEX	24

                                    PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2004 (Unaudited)	January 3, 2004
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 80,889 4,001 189,983 58,835 14,531 14,437	$ 138,982 65,208 181,459 49,830 14,329 12,314
Total Current Assets	362,676	462,122

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	24,841 229,167 500,412 9,536	23,065 211,005 495,901 9,865
Less accumulated depreciation	763,956 437,580	739,836 427,468

Net Property, Plant, and Equipment	326,376	312,368

GOODWILL	202,462	192,086

OTHER ASSETS	84,922	55,250

Total Assets	$ 976,436	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2004 (Unaudited)	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 172,940 12,366 491 4,140	$ 211,236 5,958 26,658 1,964
Total Current Liabilities	189,937	245,816

LONG-TERM DEBT	2,591	2,690

CAPITAL LEASE OBLIGATIONS	1,344	1,436

OTHER LONG-TERM LIABILITIES	24,991	24,262

DEFERRED INCOME TAXES	38,724	37,733

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2004 - 58,132,522 shares; 2003 - 58,238,519 shares	58,133	58,239

Paid-in capital Retained earnings Accumulated other comprehensive income	4,728 655,987 1	10,324 641,732 (406)

Total Shareholders' Equity	718,849	709,889

Total Liabilities and Shareholders' Equity	$ 976,436	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	April 3, 2004	March 29, 2003
	(In thousands, except share and per share data)

Net Sales
Cost of products sold
  Gross Profit
Selling and administrative expenses
  Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Income Before Income Taxes
Income taxes
  Net Income

	$ 464,037 294,275 169,762 134,580 520 34,662 725 370 35,017 12,606 $ 22,411	$ 391,971 252,841 139,130 114,426 - 24,704 821 1,086 24,439 8,554 $ 15,885
Net income per common share (basic and diluted)	$0.38	$0.27
Average number of common shares outstanding - basic	58,240,221	58,317,275
Average number of common shares outstanding - diluted	58,690,281	58,581,531
Cash dividends per common share	$0.14	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended
	April 3, 2004	March 29, 2003
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
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 22,411 17,312 471 615 440 5,990 351 (31,769) 2,434 18,255	$ 15,885 16,282 545 1,203 1,331 4,679 202 (33,388) 1,171 7,910

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
      equipment
  Capitalized software
  Acquisition spending
  Additional purchase consideration
  Short-term investments - net
  Long-term investments - net
      Net cash flows from (to) investing activities

	(3,580) 345 (2,510) (85,488) - 61,702 (345) (29,876)	(14,463) 96 (26) - (5,710) 1,905 (1,658) (19,856)

Net Cash Flows From (To) Financing Activities:
  Purchase of HNI Corporation common stock
  Payments of note and long-term debt
  Proceeds from sales of HNI Corporation
    common stock
  Dividends paid
    Net cash flows from (to) financing activities

	(16,481) (26,358) 4,523 (8,156) (46,472)	(10,825) (9,789) 549 (7,612) (27,677)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(58,093) 138,982	(39,623) 139,165
Cash and cash equivalents at end of period	$ 80,889	$ 99,542

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 3, 2004

Note A.  Basis of Presentation

The Company changed its name, with the approval of its shareholders, from HON INDUSTRIES Inc. to HNI Corporation effective May 5, 2004.  The Company believes that changing its name will allow it to accomplish three important goals as it moves forward with its strategy of managing multiple distinct and independent brands:  1) create a corporate identity that clearly represents who it is today - the parent company for many of the leading brand name companies in the office furniture and hearth markets; 2) establish a corporate brand that better reflects the Corporation's strategic growth program - product line extensions, market expansion, and strategic acquisitions; and 3) eliminate the confusion in the marketplace, resulting from the use of "HON" in both the corporate name and in the name of its largest operating company, and clarify the ownership of our other operating companies and their relationship with The HON Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 3, 2004.

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

Three Months Ended
(In thousands)	Apr. 3, 2004	Mar. 29, 2003
Net income, as reported	$ 22,411	$ 15,885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(649)	(572)
Pro forma net income	$ 21,762	$ 15,313
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$ 0.38 $ 0.37 $ 0.38 $ 0.37	$ 0.27 $ 0.26 $ 0.27 $ 0.26

Note C.  Inventories

The Company values approximately 85% of its inventory at the lower of cost or market by the last-in, first-out (LIFO) method.

(In thousands)	Apr. 3, 2004 (Unaudited)	Jan. 3, 2004
Finished products	$ 37,940	$ 31,407
Materials and work in process	30,821	28,287
LIFO allowance	(9,926)	(9,864)
	$ 58,835	$ 49,830

Note D.  Comprehensive Income and Shareholders' Equity

The Company's comprehensive income in 2004 consisted of unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," additional pension liability and foreign currency adjustments.

For the three months ended April 3, 2004, the Company repurchased 441,200 shares of its common stock at a cost of approximately $16.5 million.  As of April 3, 2004, $24.8 million of the Board's current repurchase authorization remained unspent.  Subsequent to April 3, 2004, the Board of Directors authorized an additional $100 million for the Company's share repurchase program.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended
	Apr. 3, 2004	Mar. 29, 2003
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$ 22,411	$ 15,885
Denominators: Denominator for basic EPS weighted-average common shares outstanding	58,240,221	58,317,275
Potentially dilutive shares from stock option plans	450,060	264,256
Denominator for diluted EPS	58,690,281	58,581,531

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at April 3, 2004 and March 29, 2003, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for the three months ended April 3, 2004, was 20,000 with a range of per share exercise prices of $42.49 - $42.98.  The number of stock options outstanding, which met this criterion for the three months ended March 29, 2003, was 30,000 with a per share exercise price of $28.25 - $32.22.  There was no difference between EPS on a basic and diluted basis for the periods presented.

Note F. Restructuring Reserve

During 2003 the Company closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations.  In connection with those shutdowns, the Company incurred $0.5 million of current period charges during the quarter ended April 3, 2004.  The following is a summary of changes in restructuring accruals during the first quarter of 2004:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Accrual balance, January 3, 2004	$ 334	$1,100	$1,434
Restructuring charges		520	520
Cash payments	(195)	(1,305)	(1,500)
Accrual balance, April 3, 2004	$ 139	$ 315	$ 454

Note G.  Business Combinations

On January 5, 2004, the Company acquired certain assets of Paoli, Inc., a subsidiary of Klaussner Furniture Industries, Inc.  The results of Paoli's operations have been included in the consolidated financial statements since that date.  Paoli is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representative sales and dealer networks.

The aggregate purchase price was $81.0 million and was paid in cash.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets                                       $27,304
            Property, plant and equipment                 26,455
            Intangible assets                                      26,330
            Goodwill                                                   9,046
               Total assets acquired                            89,135
            Current liabilities                                        8,147
               Net assets acquired                            $80,988

Of the $26.3 million of acquired intangible assets, $18.3 million was assigned to registered trademarks that are not subject to amortization.  The remaining $8.0 million of acquired intangible assets have a weighted-average useful life of approximately 15 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $5.4 million (19-year weighted-average useful life), patents and proprietary technology of $2.4 million (8-year weighted-average useful life), and other assets of $0.2 million (3-year weighted-average useful life).

The $9.0 million of goodwill was assigned to the office furniture segment and is all deductible for income tax purposes.

Assuming the acquisition of Paoli Inc. had occurred on December 29, 2002, the beginning of the Company's 2003 fiscal year, instead of the actual date reported above, the Company's pro forma consolidated net sales would have been $415 million for the first quarter of 2003.  Pro forma consolidated net income for first quarter 2003 would have been $16.7 million or $0.29 per diluted share.

The Company also completed the acquisition of Hearth and Home Distributors of Delaware, Inc., a small hearth distributor, on January 5, 2004 for a purchase price of $4.5 million which was paid in cash.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of finalizing the valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

            Current assets                                       $   526
            Property, plant and equipment                      91
            Intangible assets                                      2,554
            Goodwill                                                 1,330
              Total assets acquired                             4,501
            Current liabilities                                             1
              Net assets acquired                             $4,500

The preliminary intangible assets primarily are customer relationships and have an estimated useful life of 10 years.  The $1.3 million of goodwill was assigned to the hearth products segment and is all deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 3, 2004 and January 3, 2004, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(In thousands)	Apr. 3, 2004	Jan. 3, 2004
Patents	$ 18,820	$ 16,450
Customer relationships and other	34,290	26,076
Less: accumulated amortization	(17,642)	(16,671)
	$ 35,468	$ 25,855

Aggregate amortization expense for the three-months ended April 3, 2004 and March 29, 2003 was $971,000 and $673,000, respectively.  Amortization expense is estimated to decrease from  $3.9 to $2.0 million per year over the next five years.

The Company also owns trademarks with a net carrying amount of $26.4 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2004, are as follows by reporting segment:

	Office Furniture	Hearth Products	Total
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill increase during period	9,046	1,330	10,376
Balance as of April 3, 2004	$52,657	$149,805	$202,462

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill of $10.4 million relates to the acquisitions completed during the quarter.  See Business Combination footnote for further information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Three Months	Ended
(In thousands)	Apr. 3, 2004	Mar. 29, 2003
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 8,926 646 2,956 320 (2,956)	$ 8,405 - 1,810 108 (1,917)
Balance at end of period	$ 9,570	$ 8,406

Note J.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Company's income statement for:

	Three Months Ended
(In thousands)	Apr. 3, 2004	Mar. 29, 2003
Service cost	$ 71	$ 62
Interest cost	266	276
Expected return on plan assets	(72)	-
Amortization of transition obligation	145	145
Amortization of prior service cost	58	58
Net periodic benefit cost	$468	$541

Note K.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $3 million of which over 75% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $15 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $8.5 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $3.6 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The related term expires in the fourth quarter of 2004.  As of April 3, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $45,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

Note L. New Accounting Standards

In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities."  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R was effective at the end of the first interim period ending after March 15, 2004.  The Company adopted FIN 46R on April 3, 2004, and it did not have an impact on the Company's financial statements.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the Act, as permitted by FSP 106-1.  Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation or net period postretirement benefit cost included in the consolidated financial statements do not reflect the effects of the Act.  Specific authoritative guidance on accounting for the federal subsidy is pending.  The final issued guidance could require a change to previously reported information.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month period ended April 3, 2004, and March 29, 2003, is as follows:

Three Months Ended
(In thousands)	Apr. 3, 2004	Mar. 29, 2003
Net Sales: Office furniture Hearth products	$ 349,671 114,366	$ 294,867 97,104
	$ 464,037	$ 391,971

Operating Profit:
  Office furniture
  Operations before restructuring charges
    Restructuring and impairment charges
    Office Furniture - net
Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 32,181 (520) 31,661 10,639 42,300 (7,283) $ 35,017	$ 25,193 - 25,193 5,814 31,007 (6,568) $ 24,439

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 11,676 4,184 1,452 $ 17,312	$ 11,493 3,646 1,143 $ 16,282

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 3,291 2,343 456 $ 6,090	$ 4,553 6,547 3,389 $ 14,489

	As of April 3, 2004	As of March 29, 2003
Identifiable Assets: Office furniture Hearth products General corporate	$ 499,005 307,588 169,843 $ 976,436	$ 456,321 302,741 183,080 $ 942,142

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations

Overview

The Company has two reportable core operating segments: office furniture and hearth products.  The Company is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

The Company changed its name, with the approval of its shareholders, from HON INDUSTRIES Inc. to HNI Corporation effective May 5, 2004.  The Company believes that changing its name will allow it to accomplish three important goals as it moves forward with its strategy of managing multiple distinct and independent brands:  1) create a corporate identity that clearly represents who it is today - the parent company for many of the leading brand name companies in the office furniture and hearth markets; 2) establish a corporate brand that better reflects the Corporation's strategic growth program - product line extensions, market expansion, and strategic acquisitions; and 3) eliminate the confusion in the marketplace, resulting from the use of "HON" in both the corporate name and in the name of its largest operating company, and clarify the ownership of our other operating companies and their relationship with The HON Company.

During the first quarter, the Company experienced strong growth in both its office furniture and hearth products segments due to an improving economy and market share gain.  On January 5, 2004, the Company completed the acquisition of Paoli Inc. a leading provider of wood case goods and seating.  Sales from Paoli contributed a portion of the growth in the office furniture segment.

The Company's net income increased to $22.4 million for first quarter 2004 compared to $15.9 million for the same period last year.  Net income per share was $0.38 per diluted share compared to $0.27 per diluted share in the first quarter of 2003, an increase of 40.7 percent.  The Company's effective tax rate in 2004 is 36 percent compared to 35 percent in 2003 due to increased state taxes and a reduced benefit from federal and state tax credits.

The Company continues its aggressive investment in building its brands.  During the first quarter the Company invested an incremental $3 million in its brand building and selling initiatives.

Since the beginning of the year the Company has experienced an increase in steel costs of approximately 25 percent.  While this increase did not have a significant impact on gross margins in the current quarter, the impact in second quarter is expected to be much greater.

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our accounting policies and estimates.  We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's 10-K report for the year ended January 3, 2004.  During the first three months of fiscal 2004, there was no material change in the accounting estimates and assumptions previously disclosed.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated.

	Three Months Ended
(In thousands)	Apr. 3 2004	Mar. 29 2003	Percent Change
Net sales	$464,037	$391,971	18.4%
Cost of products sold	294,275	252,841	16.4
Gross profit	169,762	139,130	22.0
Selling & administrative expenses	134,580	114,426	17.6
Restructuring & impairment charges	(520)	-	-
Operating income	34,662	24,704	40.3
Interest income	725	821	(11.7)
Interest expense	370	1,086	(65.9)
Income taxes	12,606	8,554	47.4
Net income	22,411	15,885	41.1

Net sales for the first quarter increased 18.4 percent to $464.0 million, compared to $392.0 million for the same quarter last year.  The Company experienced strong growth in both its office furniture and hearth products segments.  On January 5, 2004, the Company completed the acquisition of Paoli Inc. a leading provider of wood case goods and seating.  Sales from Paoli accounted for approximately one-third of the revenue increase for the quarter.

Gross margins for the quarter increased to 36.6 percent from 35.5 percent for the same quarter last year.  The improvement was due to benefits from restructuring initiatives, the Company's rapid continuous improvement program, volume leverage and new products, partially offset by material cost increases.

Total selling and administrative expenses, excluding restructuring charges, for the quarter were flat, as a percent of sales, compared to first quarter 2003.  Included in first quarter 2004 were incremental investments of approximately $3 million in brand building and selling initiatives, increased freight and distribution costs of $6 million due to volume, rate increases and fuel surcharges, as well as the selling and administrative costs of the new acquisition.

During the second quarter of 2003, the Company closed two office furniture facilities and consolidated production into other U.S. manufacturing locations to increase efficiencies, streamline processes, and reduce overhead costs.  The two facilities were located in Hazleton, Pennsylvania, and Milan, Tennessee.  In connection with those shutdowns, the Company incurred $0.5 million of current period charges during the quarter ended April 3, 2004.

The Company's current effective tax rate is 36 percent compared to 35 percent in first quarter 2003 due to increased state taxes and a reduced benefit from federal and state tax credits.  The Company currently expects the effective tax rate to remain at this level in 2004.

Net income was $22.4 million compared to $15.9 million in the same period in 2003.  Net income per share was $0.38 per diluted share compared to $0.27 per diluted share in first quarter 2003, an increase of 40.7 percent.

Office Furniture

For the first quarter of 2004, office furniture comprised 75 percent of consolidated net sales.  Net sales for office furniture were up 18.6 percent to $349.7 from $294.9 million for the same quarter last year.  The Paoli acquisition accounted for approximately 8.5 percentage points of the increase in office furniture sales and has profitability similar to the Company's existing office furniture segment.  The remaining increase was driven by continued improvement in the economy and the market and market share gains by all brands.  Operating profit prior to unallocated corporate expenses increased to $31.7 million or 9.1 percent of sales compared to $25.2 million or 8.5 percent of sales for the same quarter last year.  The increase in operating margins is a result of gross profit improvements due to increased volumes, new products and benefits received from restructuring initiatives and the rapid continuous improvement program, offset by additional investments in brand building and selling initiatives and increased freight expense and steel costs.

Hearth Products

For the quarter, net sales for the hearth products segment increased 17.8 percent to $114.4 million from $97.1 million last year.  This growth is attributable to strong housing starts, growth in market share in both the new construction and remodel/retrofit channels, strengthening alliances with key distributors and dealers, innovative new proprietary product introductions, as well as a 1.8 percent price increase.  Operating profit prior to unallocated corporate expenses was $10.6 million compared to $5.8 million in 2003.  Operating profit as a percent of net sales increased to 9.3 percent versus 6.0 percent in 2003.  Improved profitability was the result of leveraging fixed costs over a higher sales volume, and a stronger mix of sales through owned distribution.

Liquidity and Capital Resources

As of April 3, 2004, cash and short-term investments were $84.9 million compared to $204.2 million at year-end 2003.  Cash flow from operations for the first three months increased to $18.3 million compared to $7.9 million last year due to improved operating results.  Consistent with prior years, cash was disbursed in the first quarter for the annual payment of marketing programs and the funding of the defined contribution retirement plan.  Trade receivables and inventory levels have increased from year-end due to normal seasonality and the Paoli acquisition, however days sales outstanding improved and inventory turns remained constant compared to the same quarter last year.  Cash flow and working capital management continue to be a major focus of management to ensure the Company is poised for growth.

Net capital expenditures, including capitalized software, for the first three months of 2004 were $6.1 million compared to $14.5 million in 2003 and were primarily for tooling and equipment  for new products.  First quarter 2003 included funding for the purchase of a previously leased hearth products plant.  Cash from operations funded these investments.

The Company completed the acquisition of Paoli Inc. and a small hearth distributor for a total of $85.5 million.  During the first quarter of 2004 the Company paid off $26.1 million of convertible debentures related to a previous hearth acquisition.  The Company has received approximately $4.5 million of proceeds from issuance of its stock due to the exercise of previously vested stock options.

On February 11, 2004, the Board approved a 7.7 percent increase in the common stock quarterly cash dividend from $0.13 per share to $0.14 per share.  The dividend was paid on March 1, 2004, to shareholders of record on February 20, 2004.  This was the 196th consecutive quarterly dividend paid by the Company.

For the three months ended April 3, 2004, the Company repurchased 441,200 shares of its common stock at a cost of approximately $16.5 million.  As of April 3, 2004, $24.8 million of the Board's current repurchase authorization remained unspent.  Subsequent to April 3, 2004, the Board of Directors authorized an additional $100 million for the Company's share repurchase program.

On May 4, 2004, the Board of Directors declared a $0.14 per common share cash dividend to shareholders of record on May 14, 2004 to be paid on June 1, 2004.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $3 million of which over 75% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $15 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $8.5 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $3.6 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The related term expires in the fourth quarter of 2004.  As of April 3, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $45,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

Looking Ahead

Management believes that its volumes will remain strong for the remainder of the year.  The Company is experiencing good momentum on orders and bid activity.  However, material costs have increased since the beginning of the year due to pressure on all commodities. Management is working hard to manage costs and eliminate waste.  The rate and magnitude of steel cost increases are at unprecedented levels.  Since the beginning of the year the Company has experienced an increase of approximately 25 percent.  Management also feels there is uncertainty about supply and the ability to get steel in an accelerated economy.

The Company has announced selective price increases, however, they do not become effective until third quarter as the Company honors contracts with its customers and allows them time to prepare for the increases.  The Company may experience an acceleration of sales in the second quarter that would normally occur in the third quarter due to the announced price increases.

The Company continues its focus on creating long-term shareholder value by growing its businesses through aggressive investment in building brands, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement programs to build best total cost.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results.  These risks include, among others: the Company's ability to realize financial benefits from (a) its price increases, (b) from its cost containment and business simplification initiatives, (c) from its investments in new products and brand building, and (d) from its investments in distribution and rapid continuous improvement; lower than expected demand for the Company's products due to uncertain political and economic conditions and lower industry growth than expected; competitive pricing pressure from foreign and domestic competitors; higher than expected material costs; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 3, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                 (E) Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the first quarter ended April 3, 2004.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
1/4/04 - 12/27/03	-	-	-	$41,307,953.89
2/1/04 - 1/24/04	55,000	$37.39	55,000	$39,251,262.10
2/29/04-4/3/04	386,200	$37.35	386,200	$24,826,855.88
Total	441,200	$37.36	441,200	$24,826,855.88

(1)       No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows:

   -  Plan announced on February 14, 2001, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the first quarter, nor do any plans exist under which the company does not intend to make further purchases.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

(a)	Reports on Form 8-K. The Company filed a periodic report on Form 8-K dated February 10, 2004, to furnish the Company's earnings release for the fourth quarter and fiscal year ended January 3, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2004	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302

I, Stan A. Askren, President and Chief Executive Officer of HNI Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HNI Corporation;

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

Date: May 7, 2004	/s/ Stan A. Askren
Name: Stan A. Askren Title: President and Chief Executive Officer
Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER Sarbanes-Oxley Act Section 302

I, Jerald K. Dittmer, Vice President and Chief Financial Officer of HNI Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HNI Corporation;

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

Date: May 7, 2004	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

(EXHIBIT 32.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Company") for the quarterly period ended March 29, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as President and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stan A. Askren
Name: Stan A. Askren Title: President and Chief Executive Officer Date: May 7, 2004
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: May 7, 2004

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.