Form 10-K/A
period 2004-01-03
HNI CORP
filed 2004-06-25
CIK 48287

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2648

HNI Corporation (formerly HON INDUSTRIES Inc.)
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

EXPLANATORY NOTE

        HNI Corporation (formerly HON INDUSTRIES Inc.) (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Company's Annual Report on Form 10-K for the year ended January 3, 2004 (the "Annual Report"), as filed with the Securities and Exchange Commission on March 1, 2004. This Amendment is being filed to conform the format of the certification of the principal executive officer and of the principal financial officer included in Exhibits 31.1 and 31.2 and previously filed with the Annual Report to current form requirements of the Securities Exchange Act of 1934. This Amendment also includes as Exhibit 24 a power of attorney incorporated by reference to the Annual Report. This Amendment speaks as of the original filing date of the Annual Report, and except for such exhibits, no other changes to the Annual Report, including the financial statements filed as a part of this report, are being made by means of this filing.

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
(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99C )	Forward Looking Statements

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation (formerly HON INDUSTRIES Inc.)
Date: June 25, 2004	By:	/s/ Stan A. Askren Stan A. Askren President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Company's Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stan A. Askren Stan A. Askren	President and CEO, Principal Executive Officer, and Director	June 25, 2004
/s/ Jerald K. Dittmer Jerald K. Dittmer	Vice President, Chief Financial Officer, and Principal Accounting Officer	June 25, 2004
/s/ Jack D. Michaels Jack D. Michaels	Chairman and Director	June 25, 2004
* Gary M. Christensen	Director	June 25, 2004
* Cheryl A. Francis	Director	June 25, 2004
* Dennis J. Martin	Director	June 25, 2004

* Joseph Scalzo	Director	June 25, 2004
* Abbie J. Smith	Director	June 25, 2004
* Richard H. Stanley	Director	June 25, 2004
* Brian E. Stern	Director	June 25, 2004
* Ronald V. Waters, III	Director	June 25, 2004

*
Jack D. Michaels, by signing his name hereto, does hereby sign this Amendment No. 1 to the Annual Report on Form 10-K on behalf of each of the above-named directors of HNI Corporation (formerly HON INDUSTRIES Inc.), pursuant to a power of attorney executed on behalf of each such director and incorporated herein by reference to pages 31 and 32 of the Company's Annual Report on Form 10-K filed on March 1, 2004.
By:	/s/ Jack D. Michaels Jack D. Michaels, Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,
HNI Corporation (formerly HON INDUSTRIES Inc.):

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HNI Corporation (formerly HON INDUSTRIES Inc.) and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended January 3, 2004 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 29, 2001, and for the fiscal year then ended, prior to the adjustments discussed in the Goodwill and Other Intangible Assets note, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

        As disclosed in the Goodwill and Other Intangible Assets note, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on December 30, 2001.

        As discussed above, the financial statements of HNI Corporation (formerly HON INDUSTRIES Inc.), as of December 29, 2001, and for the period then ended, were audited by other independent accountants who have ceased operations. As described in the Goodwill and Other Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in the Goodwill and Other Intangible Assets note. In our opinion, the transitional disclosures for 2001 in the Goodwill and Other Intangible Assets note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

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

*
Adjusted for the effect of stock splits

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of
HNI Corporation (formerly HON INDUSTRIES Inc.):

Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A (Schedule II). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of HNI Corporation (formerly HON INDUSTRIES Inc.) for the year ended December 29, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated February 1, 2002.

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
(16)	Letter of Former Accountant, incorporated by reference to the Registrant's Report on Form 8-K dated May 7, 2002
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Accountants
(24)	Power of Attorney (incorporated by reference to pages 31 and 32 of the Company's Annual Report on Form 10-K filed on March 1, 2004)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

EXPLANATORY NOTE
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS HON INDUSTRIES INC. AND SUBSIDIARIES January 3, 2004