Form 10-Q
period 2004-08-06
HNI CORP
filed 2004-08-06
CIK 48287

FINAL EGARIZED VERSION 08-06-2004 9:15 a.m.
UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 3, 2004 57,488,249

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets July 3, 2004, and January 3, 2004	3-4

Condensed Consolidated Statements of Income Three Months Ended July 3, 2004, and June 28, 2003	5

Condensed Consolidated Statements of Income Six Months Ended July 3, 2004, and June 28, 2003	6

Condensed Consolidated Statements of Cash Flows Six Months Ended July 3, 2004, and June 28, 2003	7

Notes to Condensed Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 3, 2004 (Unaudited)	Jan. 3, 2004
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 74,667 3,339 236,104 70,411 14,244 13,359	$ 138,982 65,208 181,459 49,830 14,329 12,314
Total Current Assets	412,124	462,122

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	24,865 229,916 500,662 15,153	23,065 211,005 495,901 9,865
Less accumulated depreciation	770,596 449,636	739,836 427,468

Net Property, Plant, and Equipment	320,960	312,368

GOODWILL	202,462	192,086

OTHER ASSETS	83,880	55,250

Total Assets	$ 1,019,426	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 3, 2004 (Unaudited)	Jan. 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 214,472 19,446 491 4,257	$ 211,236 5,958 26,658 1,964
Total Current Liabilities	238,666	245,816

LONG-TERM DEBT	2,571	2,690

CAPITAL LEASE OBLIGATIONS	1,252	1,436

OTHER LONG-TERM LIABILITIES	27,380	24,262

DEFERRED INCOME TAXES	38,842	37,733

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2004 - 57,488,249 shares; 2003 - 58,238,519 shares	57,488	58,239

Paid-in capital Retained earnings Accumulated other comprehensive income	617 652,524 86	10,324 641,732 (406)

Total Shareholders' Equity	710,715	709,889

Total Liabilities and Shareholders' Equity	$ 1,019,426	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Jul. 3, 2004	Jun. 28, 2003
	(In thousands, except share and per share data)

Net Sales
Cost of products sold
  Gross Profit
Selling and administrative expenses
  Restructuring and impairment charges

  Operating Income
Interest income
Interest expense
  Income Before Income Taxes
Income taxes
  Net Income

	$ 508,605 324,984 183,621 142,579 215 40,827 324 204 40,947 15,121 $ 25,826	$ 406,793 260,367 146,426 112,979 2,265 31,182 563 712 31,033 10,861 $ 20,172
Net income per common share - basic	$0.45	$0.35
Average number of common shares outstanding - basic	57,943,191	58,142,937
Net income per common share - diluted	$0.44	$0.35
Average number of common shares outstanding - diluted	58,377,864	58,467,617
Cash dividends per common share	$0.14	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended
	Jul. 3, 2004	Jun. 28, 2003
	(In thousands, except share and per share data)

Net Sales	$ 972,642	$ 798,764
Cost of products sold	619,259	513,208
Gross Profit	353,383	285,556
Selling and administrative expenses	277,159	227,405
Restructuring and impairment charges	735	2,265
Operating Income	75,489	55,886
Interest income	1,049	1,384
Interest expense	574	1,798
Income Before Income Taxes	75,964	55,472
Income taxes	27,727	19,415
Net Income	$ 48,237	$ 36,057
Net income per common share - basic	$0.83	$0.62
Average number of common shares outstanding - basic	58,091,706	58,230,106
Net income per common share - diluted	$0.82	$0.62
Average number of common shares outstanding - diluted	58,535,640	58,514,390
Cash dividends per common share	$0.28	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended
	Jul. 3, 2004	Jun. 28, 2003
(In thousands)

Net Cash Flows From (To) Operating Activities:
  Net income
  Noncash items included in net income:
    Depreciation and amortization
    Other postretirement and post employment
       benefits
    Deferred income taxes
    Loss on sales, retirements and impairments of
       property, plant and equipment
    Stock issued to retirement plan
    Other - net
Net increase (decrease) in non-cash operating
       assets and liabilities
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 48,237 33,464 939 929 550 5,990 1,641 (40,251) 4,473 55,972	$ 36,057 33,729 1,086 1,470 2,138 4,678 1,586 (28,430) 2,171 54,485

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
     equipment
  Capitalized software
  Acquisition spending

  Additional purchase consideration
  Short-term investments - net
  Long-term investments - net
      Net cash flows from (to) investing activities

	(13,226) 465 (2,543) (85,488) - 61,869 (185) (39,108)	(23,694) 1,558 (659) - (5,710) 8,056 9,288 (11,161)

Net Cash Flows From (To) Financing Activities:
  Purchase of HNI Corporation common stock
  Payments of note and long-term debt
  Proceeds from sales of HNI Corporation
     common stock
  Dividends paid
    Net cash flows from (to) financing activities

	(43,749) (26,469) 5,337 (16,298) (81,179)	(21,512) (18,641) 1,138 (15,182) (54,197)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(64,315) 138,982	(10,873) 139,165
Cash and cash equivalents at end of period	$ 74,667	$ 128,292

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 3, 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 3, 2004.

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

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 3, 2004	Jun. 28, 2003	Jul. 3, 2004	Jun. 28, 2003
Net income, as reported	$ 25,826	$ 20,172	$ 48,237	$ 36,057
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(708)	(949)	(1,357)	(1,521)
Pro forma net income	$ 25,118	$ 19,223	$ 46,880	$ 34,536
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.45 $0.43 $0.44 $0.43	$0.35 $0.33 $0.35 $0.33	$0.83 $0.81 $0.82 $0.80	$ 0.62 $ 0.59 $ 0.62 $ 0.59

Note C.  Inventories

The Company values approximately 89% of its inventory at the lower of cost or market by the last-in, first-out (LIFO) method.

(In thousands)	Jul. 3, 2004 (Unaudited)	Jan. 3, 2004
Finished products	$ 47,357	$ 31,407
Materials and work in process	35,346	28,287
LIFO allowance	(12,292)	(9,864)
	$ 70,411	$ 49,830

Note D.  Comprehensive Income and Shareholders' Equity

The Company's comprehensive income for the first six months of 2004 was $492,000 and consisted of changes in unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six months Ended
	Jul. 3, 2004	Jun. 28, 2003	Jul. 3, 2004	Jun. 28, 2003
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$ 25,826	$ 20,172	$48,237	$36,057
Denominators: Denominator for basic EPS weighted-average common shares outstanding	57,943,191	58,142,937	58,091,706	58,230,106
Potentially dilutive shares from stock option plans	434,673	324,680	443,934	284,284
Denominator for diluted EPS	58,377,864	58,467,617	58,535,640	58,514,390
Earnings per share - basic	$0.45	$0.35	$0.83	$0.62
Earnings per share - diluted	$0.44	$0.35	$0.82	$0.62

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at July 3, 2004 and June 28, 2003, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for the three and six months ended July 3, 2004, was 328,900 with a range of per share exercise prices of $39.72 - $42.98 and 20,000 with a range of per share exercise prices of $42.49 - $42.98, respectively.  The number of stock options outstanding, which met this criterion for the three and six months ended June 28, 2003, was 20,000 with a per share exercise price of $32.22 and 30,000 with a range of per share exercise prices of $28.25 - $32.22, respectively.

Note F. Restructuring Reserve

During 2003 the Company closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations.  In connection with those shutdowns, the Company incurred $0.5 million of current period charges during the quarter ended July 3, 2004.  The Company reduced a previously recorded restructuring reserve for the shutdown of its Milan, Tennessee facility by approximately $0.3 million during the second quarter 2004.  The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.  The following is a summary of changes in restructuring accruals during the second quarter of 2004:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Accrual balance, April 3, 2004	$ 139	$ 315	$ 454
Restructuring charges	42	445	487
Restructuring credit	-	(272)	(272)
Cash payments	(88)	(488)	(576)
Accrual balance, July 3, 2004	$ 93	$ -	$ 93

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

Assuming the acquisition of Paoli Inc. had occurred on December 29, 2002, the beginning of the Company's 2003 fiscal year, instead of the actual date reported above, the Company's pro forma consolidated net sales would have been $430 million for the second quarter of 2003 and $846 million for the six months ended June 28, 2003.  Pro forma consolidated net income for second quarter 2003 and for the six months ended June 28, 2003 would have been $22.1 million or $0.38 per diluted share and $38.9 million or $0.66 per diluted share, respectively.

The Company also completed the acquisition of Hearth and Home Distributors of Delaware, Inc., a small hearth distributor, on January 5, 2004 for a purchase price of $4.5 million, which was paid in cash.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The intangible assets primarily are customer relationships and have an estimated useful life of 10 years.  The $1.3 million of goodwill was assigned to the hearth products segment and is all deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 3, 2004 and January 3, 2004, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(In thousands)	Jul. 3, 2004	Jan. 3, 2004
Patents	$ 18,820	$ 16,450
Customer relationships and other	34,290	26,076
Less: accumulated amortization	(18,613)	(16,671)
	$ 34,497	$ 25,855

Aggregate amortization expense for the three and six months ended July 3, 2004 and June 28, 2003 was $1.0 million and $1.9 million, and $0.7 million and $1.3 million, respectively.  Amortization expense is estimated to decrease from  $3.9 to $2.0 million per year over the next five years.

The Company also owns trademarks with a net carrying amount of $26.4 million and $8.1 million as of July 3, 2004 and January 3, 2004, respectively.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2004, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill acquired during period	9,046	1,330	10,376
Balance as of July 3, 2004	$ 52,657	$ 149,805	$ 202,462

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill of $10.4 million relates to the acquisitions completed during the first quarter.  See Business Combination footnote for further information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                        Six Months Ended

(In thousands)	Jul. 3, 2004	Jun.28, 2003
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 8,926 646 5,417 650 (5,415)	$ 8,405 - 3,874 103 (4,020)
Balance at end of period	$ 10,224	$ 8,362

Note J.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Company's income statement for:

	Six Months Ended
(In thousands)	Jul. 3, 2004	Jun. 28, 2003
Service cost	$ 142	$ 125
Interest cost	533	553
Expected return on plan assets	(145)	-
Amortization of transition obligation	290	290
Amortization of prior service cost	115	115
Net periodic benefit cost	$ 935	$ 1,083

Note K.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which has been extended.  The maximum financial exposure assumed by the Company as a result of this arrangement is currently $2.8 million of which over 79% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $15 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $7.3 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $2.4 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The lease term expires in the fourth quarter of 2004.  As of April 3, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $28,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  Therefore, in accordance with FSP 106-2, the accumulated postretirement benefit obligation or net period postretirement benefit cost included in the consolidated financial statements do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act.  The Company is currently evaluating the impact of the Act and will adopt FSP 106-2 in the third quarter of 2004.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Company's corporate operations, interest income, and interest expense.  The increase in unallocated corporate expenses compared to prior year is due to costs and investment in corporate resources related to the Company's strategy and growth initiatives.  Management views interest income and expense as corporate financing costs and not as a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed as the Company's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and six month periods ended July 3, 2004, and June 28, 2003, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 3, 2004	Jun. 28, 2003	Jul. 3, 2004	Jun. 28, 2003
Net Sales: Office furniture Hearth products	$ 384,678 123,927	$ 303,959 102,834	$ 734,349 238,293	$ 598,826 199,938
	$ 508,605	$ 406,793	$ 972,642	$ 798,764

Operating Profit:
  Office furniture
    Operations before restructuring charges
    Restructuring and impairment charges
       Office Furniture - net
  Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 37,402 (215) 37,187 15,564 52,751 (11,804) $ 40,947	$ 29,581 (2,265) 27,316 10,554 37,870 (6,837) $ 31,033	$ 69,583 (735) 68,848 26,203 95,051 (19,087) $ 75,964	$ 54,774 (2,265) 52,509 16,368 68,877 (13,405) $ 55,472

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 11,166 3,447 1,539 $ 16,152	$ 12,994 3,311 1,142 $ 17,447	$ 22,842 7,631 2,991 $ 33,464	$ 24,487 6,957 2,285 $ 33,729

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 4,248 4,200 1,231 $ 9,679	$ 5,373 3,127 1,364 $ 9,864	$ 7,539 6,543 1,687 $ 15,769	$ 9,926 9,674 4,753 $ 24,353

			As of Jul. 3, 2004	As of Jun. 28, 2003
Identifiable Assets: Office furniture Hearth products General corporate			$ 536,533 319,758 163,135 $1,019,426	$ 468,411 309,882 190,703 $ 968,996

Note N.  Subsequent Events

Subsequent to the end of second quarter, the Company finalized its acquisitions of Omni Remanufacturing, Inc., a panel systems remanufacturer and office services company; and Edward George Company, a Midwest hearth products distributor and its affiliate, Wisconsin Fireplace Systems, for a combined purchase price of $47 million in cash.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations

Overview

The Company has two reportable core operating segments: office furniture and hearth products.  The Company is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

During the second quarter, the Company continued to experience strong growth in both its office furniture and hearth products segments due to an improving economy and market share gain.  On January 5, 2004, the Company completed the acquisition of Paoli Inc. a leading provider of wood case goods and seating.  Sales from Paoli contributed approximately one-third of the growth in the office furniture segment.  The Company also had an increase in sales due to customer purchases being made in advance of communicated price increases that will take effect later this year.

The Company's net income increased to $25.8 million for second quarter 2004 compared to $20.2 million for the same period last year.  Net income per share was $0.44 per diluted share compared to $0.35 per diluted share in the second quarter of 2003, an increase of 25.7 percent.  The Company increased its annual effective tax rate for 2004 to 36.5 percent during the second quarter compared to 36.0 percent in first quarter 2004 and 35.0 percent in 2003 due to increased state taxes and a reduced benefit from federal and state tax credits.  This resulted in an effective tax rate for the second quarter 2004 of 36.9 percent.

The Company continues to invest in building its brands.  During the second quarter the Company invested an incremental $5 million in its brand building and selling initiatives.

The Company experienced increased steel costs of approximately $12 million and other material costs of approximately $3 million during the second quarter when compared to the same quarter last year, which offset productivity improvements and the effect of leveraging fixed costs over higher volumes.

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our accounting policies and estimates.  We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's 10-K report for the year ended January 3, 2004.  During the first six months of fiscal 2004, there was no material change in the accounting estimates and assumptions previously disclosed.

Results of Operations

The following table presents changes in the results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 3, 2004 & Jun. 28, 2003		Jul. 3, 2004 & Jun. 28, 2003
Net Sales	$ 101,812	25.0%	$ 173,878	21.8%
Cost of products sold	64,617	24.8	106,051	20.7
Selling & administrative expenses	29,600	26.2	49,754	21.9
Restructuring & impairment charges	(2,050)	-90.5	(1,530)	-67.5
Interest Income	(239)	-42.5	(335)	-24.2
Interest Expense	(508)	-71.3	(1,224)	-68.1
Income Taxes	4,260	39.2	8,312	42.8
Net Income	5,654	28.0	12,180	33.8

Net sales for the second quarter increased 25.0 percent to $508.6 million, compared to $406.8 million for the same quarter last year.  The Company experienced strong growth in both its office furniture and hearth products segments.  On January 5, 2004, the Company completed the acquisition of Paoli Inc. a leading provider of wood case goods and seating.  Sales from Paoli accounted for approximately $26 million or one-fourth of the revenue increase for the quarter.  The Company also had an increase in sales of approximately $21 million due to customer purchases being made in advance of communicated price increases that will take effect later this year.

Gross margins for the quarter increased to 36.1 percent from 36.0 percent for the same quarter last year.  Included in gross margin for the second quarter of 2003 was $1.6 million of accelerated depreciation of machinery and equipment related to facility shutdowns reducing margins by 0.4 percentage points.  The Company experienced increases in steel costs of approximately $12 million, and other material costs of approximately $3 million that offset productivity improvements and the effect of leveraging fixed costs over higher volumes.

Total selling and administrative expenses, excluding restructuring charges, for the quarter were 28.0 percent of net sales compared to 27.8 percent for the same quarter last year.  Included in second quarter 2004 were incremental investments of approximately $5 million in brand building and selling initiatives, increased freight and distribution costs of $8 million due to volume, rate increases and fuel surcharges, selling and administrative costs of new acquisitions of $8 million, and increased consulting and other costs associated with growth initiatives at the corporation level of $4 million.

During the second quarter of 2003, the Company closed two office furniture facilities and consolidated production into other U.S. manufacturing locations to increase efficiencies, streamline processes, and reduce overhead costs.  The two facilities were located in Hazleton, Pennsylvania, and Milan, Tennessee.  In connection with those shutdowns, the Company incurred $0.2 million of net restructuring charges during the second quarter of 2004 and $2.3 million of restructuring charges during the same quarter last year.

The Company's annual effective tax rate for 2004 increased to 36.5 percent during the second quarter compared to 36.0 percent in first quarter 2004 and 35.0 percent in 2003 due to increased state taxes and a reduced benefit from federal and state tax credits.  This resulted in an effective tax rate for the second quarter of 2004 of 36.9 percent.  The Company currently expects the effective tax rate to remain at 36.5 percent in 2004.

Net income was $25.8 million compared to $20.2 million in the same period in 2003, an increase of 28.0 percent.  Net income per share was $0.44 per diluted share compared to $0.35 per diluted share in second quarter 2003, an increase of 25.7 percent.

For the first six months of 2004, consolidated net sales increased 21.8 percent to $972.6 million compared to $798.8 million in 2003.  Paoli accounted for approximately $51 million or 6.4 percentage points of the increase.  Gross margins year-to-date increased to 36.3 percent compared to 35.7 percent last year.  Included in 2003 gross margins was $1.6 million of accelerated depreciation related to facility shutdowns, which reduced margins 0.2 percentage points.  Increased steel and other material costs in 2004 partially offset productivity improvements and the effect of leveraging fixed costs over higher volumes.  Net income was $48.2 million or $0.82 per diluted share compared to $36.1 million or $0.62 per diluted share in 2003, an increase of 33.8 percent.

Office Furniture

For the second quarter, net sales for the office furniture segment increased 26.6 percent to $384.7 million from $304.0 million for the same quarter last year.  Second quarter 2004 sales were positively impacted by approximately $21 million of customer purchases made in advance of price increases.  In addition the Paoli acquisition accounted for approximately 8.5 percentage points of the increase in office furniture sales.  The remaining increase was driven by continued improvement in the economy and the industry and market share gains by all of the Company's brands.  Operating profit prior to unallocated corporate expenses increased to $37.2 million compared to $27.3 million in 2003.  Operating profit as a percent of net sales increased to 9.7 percent versus 9.0 percent in 2003.  Included in second quarter 2004 results were $0.2 million of net restructuring charges and included in second quarter 2003 results were $1.6 million of accelerated depreciation and $2.3 million of restructuring charges related to plant shutdowns.  The increase in operating profit is a result of increased volumes, new products, and benefits received from restructuring initiatives and the rapid continuous improvement program, offset by increased freight expense and material costs including steel in addition to continued investments in brand building and selling initiatives.  Net sales on a year-to-date basis increased 22.6 percent to $734.3 million compared to $598.8 million.  Operating profit as a percent of sales increased to 9.4 percent compared to 8.8 percent in 2003.

Hearth Products

For the second quarter, net sales for the hearth products segment increased 20.5 percent to $123.9 million from $102.8 million for the same quarter last year.  This growth is attributable to strong housing starts, growth in market share in all channels, innovative new proprietary product introductions, as well as a price increase.  Operating profit prior to unallocated corporate expenses was $15.6 million compared to $10.6 million in the same quarter last year.  Operating profit as a percent of net sales increased to 12.6 percent versus 10.3 percent for 2003.  Improved profitability was the result of leveraging fixed costs over a higher sales volume, a stronger mix of sales through owned distribution, and price increases partially offset by higher steel and freight costs.  Net sales on a year-to-date basis increased 19.2 percent to $238.3 million compared to $199.9 million.  Operating profit as a percent of sales increased to 11.0 percent compared to 8.2 percent in 2003.

Liquidity and Capital Resources

As of July 3, 2004, cash and short-term investments were $78.0 million compared to $204.2 million at year-end 2003.  Cash flow from operations for the first six months increased to $56.0 million compared to $54.5 million last year due to improved operating results.  Trade receivables and inventory levels have increased from year-end due to the Paoli acquisition and increased volume.  Cash flow and working capital management continue to be a major focus of management to ensure the Company is poised for growth.

Net capital expenditures, including capitalized software, for the first six months of 2004 were $15.8 million versus $24.4 million in 2003 and were primarily for tooling and equipment for new products.  The first six months of 2003 included funding for the purchase of a previously leased hearth products plant.  Cash from operations funded these investments.

The Company completed the acquisition of Paoli Inc. and a small hearth distributor for a total of $85.5 million.  The Company paid off $26.1 million of convertible debentures related to a previous hearth acquisition during the first quarter of 2004.  The Company has received approximately $5.3 million of proceeds from issuance of its stock due to the exercise of previously vested stock options and the Company's member stock ownership plan.

The Board of Directors declared a regular quarterly cash divided of $0.14 per share on its common stock on May 4, 2004, to shareholders of record at the close of business on May 14, 2004.  It was paid on June 1, 2004.

For the six months ended July 3, 2004, the Company repurchased 1,124,300 shares of its common stock at a cost of approximately $43.7 million.  On May 4, 2004, the Board of Directors authorized an additional $100 million for the Company's share repurchase program.  As of July 3, 2004, $97.6 million remained unspent.

On August 2, 2004, the Board of Directors declared a $0.14 per common share cash dividend to shareholders of record on August 12, 2004 to be paid on September 1, 2004.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $2.8 million of which over 79% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $15 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $7.3 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $2.4 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The lease term expires in the fourth quarter of 2004.  As of April 3, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $28,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

Looking Ahead

Management believes that its volumes will remain strong for the remainder of the year.  The Company has implemented selective price increases that will become effective during the third quarter.

The Company's greatest challenge will be the impact of rising steel costs.  The steel market is very volatile.  Management believes that steel prices are trending up and continues to work aggressively to offset the rising costs through various initiatives including sourcing and material utilization.

Due to the Company's 52/53-week fiscal year, third quarter 2003 included an extra week than third quarter 2004.

Subsequent to the end of second quarter, the Company finalized its acquisitions of Omni Remanufacturing, Inc., a panel systems remanufacturer and office services company; and Edward George Company, a Midwest hearth products distributor and its affiliate, Wisconsin Fireplace Systems, for a combined purchase price of $47 million in cash.  The two acquisitions account for combined annual sales of about $75 million and have comparable margins to our existing operations.

The Company continues its focus on creating long-term shareholder value by growing its businesses through aggressive investment in building brands, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement programs to build best total cost.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results.  These risks include, among others: the Company's ability to realize financial benefits from (a) its price increases, (b) its cost containment and business simplification initiatives, (c) its investments in new products and brand building, and (d) its investments in distribution and rapid continuous improvement; lower than expected demand for the Company's products due to uncertain political and economic conditions and lower industry growth than expected; competitive pricing pressure from foreign and domestic competitors; higher than expected material costs; and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 3, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                 (E) Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the second quarter ended July 3, 2004.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
4/4/04 - 5/1/04	-	-	-	$24,826,855.88
5/2/04 - 5/29/04	252,400	$38.67	252,400	$115,067,694.72
5/30/04- 7/3/04	430,700	$40.65	430,700	$97,559,440.76
Total	683,100	$39.92	683,100	$97,559,440.76

(1)       No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows:

  Plan announced on February 14, 2001, providing share repurchase authorization of $100,000,000 with no specified expiration date.
  Plan announced May 4, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter, nor do any plans exist under which the company does not intend to make further purchases.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 4, 2004, for purposes of electing four Directors to the Board of Directors, to change the Corporation's name to HNI Corporation by amending Section 1.01 of the Corporation's Articles of Incorporation, and to update anti-takeover provisions of the Corporation's Articles of Incorporation to be more consistent with current Iowa law.  As of March 5, 2004, the record date for the meeting, there were 58,260,555 shares of common stock issued and outstanding and entitled to vote at the meeting.  The first proposal voted upon was the election of four Directors for a term of three years and until their successors are elected and shall qualify.  The four persons nominated by the Company's Board of Directors received the following votes and were elected:

	For	Withheld/ Abstained	Against
Three-Year Term: John A. Halbrook Dennis J. Martin Jack D. Michaels Abbie J. Smith	53,010,135 or 90.99% 51,878,233 or 89.05% 52,529,676 or 90.16% 53,012,409 or 90.99%	362,836 or 0.62% 1,494,739 or 2.57% 843,295 or 1.45% 360,563 or 0.62%	-0- or 0% -0- or 0% -0- or 0% -0- or 0%

Other Directors whose term of office as a Director continued after the meeting are:  Stan A. Askren, Gary M. Christensen, Cheryl A. Francis, Joseph Scalzo, Richard H. Stanley, Brian E. Stern, and Ronald V. Waters III.

The second proposal voted upon was the amendment to Section 1.01of the Company's Articles of Incorporation to change the Corporation's name to HNI Corporation.  The proposal was approved with 51,604,825 votes, or 88.58% voting for; 1,334,343 votes, or 2.29% voting against; and 433,804 votes, or 0.74% abstaining.

The third proposal voted upon was to update the anti-takeover provisions of the Corporation's Articles of Incorporation to be more consistent with current Iowa law.  The proposal was approved with 47,349,774 votes, or 81.27% voting for; 731,360 votes, or 1.26% voting against; and 357,271 votes or 0.61% abstaining.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

Reports on Form 8-K:

The Company filed a periodic report on Form 8-K dated April 21, 2004, to furnish the Company's earnings release for the first quarter April 3, 2004.

The Company filed a periodic report on Form 8-K dated May 4, 2004, to furnish the Company's press releases announcing Stan A. Askren as Chief Executive Officer, the change of the name of the Company to HNI Corporation effective May 5, 2004, the election of John A. Halbrook as a member of the Company's Board of Directors of an additional $100 million for the Company's share repurchase program and to provide the Company's Articles of Incorporation as amended at the Annual Shareholders' Meeting held on May 4, 2004.

The Company filed a periodic report on Form 8-K dated July 1, 2004, to furnish the Company's press release relating to signing a purchase agreement to acquire certain assets of Omni Remanufacturing, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2004	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 6, 2004	/s/ Stan A. Askren
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

Date: August 6, 2004	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

(EXHIBIT 32.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Company") for the quarterly period ended July 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as President and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stan A. Askren
Name: Stan A. Askren Title: President and Chief Executive Officer Date: August 6, 2004
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: August 6, 2004

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.