Form 10-Q
period 2004-11-05
HNI CORP
filed 2004-11-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 2, 2004 56,175,183

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets October 2, 2004, and January 3, 2004	3-4

Condensed Consolidated Statements of Income Three Months Ended October 2, 2004, and October 4, 2003	5

Condensed Consolidated Statements of Income Nine Months Ended October 2, 2004, and October 4, 2003	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended October 2, 2004, and October 4, 2003	7

Notes to Condensed Consolidated Financial Statements	8-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	25

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 2, 2004 (Unaudited)	Jan. 3, 2004
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 2,678 6,710 265,489 81,651 14,959 14,803	$ 138,982 65,208 181,459 49,830 14,329 12,314
Total Current Assets	386,290	462,122

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	24,938 232,119 507,952 13,723	23,065 211,005 495,901 9,865
Less accumulated depreciation	778,732 462,726	739,836 427,468

Net Property, Plant, and Equipment	316,006	312,368

GOODWILL	223,251	192,086

OTHER ASSETS	111,877	55,250

Total Assets	$ 1,037,424	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 2, 2004 (Unaudited)	Jan. 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 243,467 21,253 642 5,238	$ 211,236 5,958 26,658 1,964
Total Current Liabilities	270,600	245,816

LONG-TERM DEBT	2,689	2,690

CAPITAL LEASE OBLIGATIONS	1,161	1,436

OTHER LONG-TERM LIABILITIES	33,362	24,262

DEFERRED INCOME TAXES	43,052	37,733

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2004 - 56,175,183 shares; 2003 - 58,238,519 shares	56,175	58,239

Paid-in capital Retained earnings Accumulated other comprehensive income	664 629,719 2	10,324 641,732 (406)

Total Shareholders' Equity	686,560	709,889

Total Liabilities and Shareholders' Equity	$ 1,037,424	$ 1,021,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Oct. 2, 2004	Oct. 4, 2003
	(In thousands, except share and per share data)

Net Sales
Cost of products sold
  Gross Profit
Selling and administrative expenses
  Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Income Before Income Taxes
Income taxes
  Net Income

	$ 573,457 367,835 205,622 147,594 135 57,893 131 160 57,864 21,120 $ 36,744	$ 500,091 316,412 183,679 127,472 3,881 52,326 1,148 531 52,943 18,530 $ 34,413
Net income per common share - basic	$0.65	$0.59
Average number of common shares outstanding - basic	56,191,547	58,043,055
Net income per common share - diluted	$0.65	$0.59
Average number of common shares outstanding - diluted	56,635,074	58,447,954
Cash dividends per common share	$0.14	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	Oct. 2, 2004	Oct. 4, 2003
	(In thousands, except share and per share data)

Net Sales	$ 1,546,099	$ 1,298,855
Cost of products sold	987,094	829,620
Gross Profit	559,005	469,235
Selling and administrative expenses	424,753	354,877
Restructuring and impairment charges	870	6,146
Operating Income	133,382	108,212
Interest income	1,180	2,532
Interest expense	734	2,329
Income Before Income Taxes	133,828	108,415
Income taxes	48,847	37,945
Net Income	$84,981	$ 70,470
Net income per common share - basic	$1.48	$1.21
Average number of common shares outstanding - basic	57,458,319	58,164,638
Net income per common share - diluted	$1.47	$1.21
Average number of common shares outstanding - diluted	57,893,214	58,470,659
Cash dividends per common share	$0.42	$0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended
	Oct. 2, 2004	Oct. 4, 2003
(In thousands)

Net Cash Flows From (To) Operating Activities:
  Net income
  Noncash items included in net income:
    Depreciation and amortization
    Other post-retirement and post-employment
       benefits
    Deferred income taxes
    Loss on sales, retirements and impairments of
       property, plant and equipment
    Stock issued to retirement plan
    Other - net
Net increase (decrease) in non-cash operating
       assets and liabilities
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 84,981 49,614 1,406 885 1,412 5,990 1,588 (41,965) 6,168 110,079	$ 70,470 56,394 1,670 (1,119) 3,951 4,678 434 (45,110) 3,310 94,678

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
      equipment
  Capitalized software
  Acquisition spending
  Additional purchase consideration
  Short-term investments - net
  Long-term investments - net
 Other - net
      Net cash flows from (to) investing activities

	(21,066) 465 (3,324) (131,931) - 58,497 (6,416) (350) (104,125)	(29,554) 1,597 (2,570) - (5,710) (78,643) 5,545 - (109,335)

Net Cash Flows From (To) Financing Activities:
  Purchase of HNI Corporation common stock
  Proceeds from long-term debt
  Payments of note and long-term debt
  Proceeds from sales of HNI Corporation
     common stock
  Dividends paid
    Net cash flows from (to) financing activities

	(97,664) - (26,593) 6,262 (24,263) (142,258)	(21,512) 761 (18,825) 11,441 (22,728) (50,863)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(136,304) 138,982	(65,520) 139,165
Cash and cash equivalents at end of period	$ 2,678	$ 73,645

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 3, 2004.

Note B. Summary of Significant Accounting Policies

Investments - The Company made an investment at the end of the second quarter of 2004 which is excluded from the scope of  SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" due to the fact that the investment's per unit value in a Master Fund is not readily available.    Therefore this investment is recorded at cost.  The weighted average cost method is used to determine realized gains and losses on the trade date.

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

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Net income, as reported	$ 36,744	$ 34,413	$ 84,981	$ 70,470
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(827)	(794)	(2,183)	(2,315)
Pro forma net income	$ 35,917	$ 33,619	$ 82,798	$ 68,155
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.65 0.64 0.65 0.63	$0.59 $0.58 $0.59 $0.58	$1.48 1.44 1.47 1.43	$1.21 $1.17 $1.21 $1.17

Note C.  Inventories

The Company values approximately 78% of its inventory at the lower of cost or market by the last-in, first-out (LIFO) method.

(In thousands)	Oct. 2, 2004 (Unaudited)	Jan. 3, 2004
Finished products	$ 55,848	$ 31,407
Materials and work in process	39,008	28,287
LIFO allowance	(13,205)	(9,864)
	$ 81,651	$ 49,830

Note D.  Comprehensive Income and Shareholders' Equity

The Company's comprehensive income for the first nine months of 2004 was $408,000 and consisted of changes in unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$ 36,744	$ 34,413	$84,981	$70,470
Denominators: Denominator for basic EPS weighted-average common shares outstanding	56,191,547	58,043,055	57,458,319	58,164,638
Potentially dilutive shares from stock option plans	443,527	404,899	434,895	306,021
Denominator for diluted EPS	56,635,074	58,447,954	57,893,214	58,470,659
Earnings per share - basic	$0.65	$0.59	$1.48	$1.21
Earnings per share - diluted	$0.65	$0.59	$1.47	$1.21

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 2, 2004 and October 4, 2003, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for both the three and nine months ended October 2, 2004, was 20,000 with a range of per share exercise prices of $42.49 - $42.98.  The number of stock options outstanding, which met this criterion for the three and nine months ended October 4, 2003, was zero and 30,000 with a range of per share exercise prices of $32.22 - $32.93, respectively.

Note F. Restructuring Reserve

During 2003 the Company closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations.  In connection with those shutdowns, the Company incurred $0.1 million of current period charges during the quarter ended October 2, 2004.  The Company reduced a previously recorded restructuring reserve for the shutdown of its Milan, Tennessee facility by approximately $0.3 million during the second quarter 2004.  The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.  The following is a summary of changes in restructuring accruals during the third quarter of 2004:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Accrual balance, July 3, 2004	$ 93	$ -	$ 93
Restructuring charges	-	166	166
Restructuring credit	(31)	-	(31)
Cash payments	(14)	(166)	(180)
Accrual balance, October 2, 2004	$ 48	$ -	$ 48

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

The aggregate purchase price was $81.1 million and was paid in cash.  The Company has completed the allocation of the purchase price.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets                                      $ 27,304
            Property, plant and equipment                 26,455
            Intangible assets                                      26,330
            Goodwill                                                   9,188
              Total assets acquired                             89,277
            Current liabilities                                        8,147
              Net assets acquired                            $ 81,130

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

The $9.2 million of goodwill was assigned to the office furniture segment and is all deductible for income tax purposes.

Assuming the acquisition of Paoli Inc. had occurred on December 29, 2002, the beginning of the Company's 2003 fiscal year, instead of the actual date reported above, the Company's pro forma consolidated net sales would have been $523 million for the third quarter of 2003 and $1.4 billion for the nine months ended October 4, 2003.  Pro forma consolidated net income for third quarter 2003 and for the nine months ended October 4, 2003 would have been $35.1 million or $0.60 per diluted share and $74.0 million or $1.27 per diluted share, respectively.

The Company also completed the acquisition of Hearth and Home Distributors of Delaware, Inc., a small hearth distributor, on January 5, 2004 for a purchase price of $4.5 million, which was paid in cash.  The Company has completed the allocation of the purchase price.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

On July 6, 2004, the Company acquired a controlling interest in Omni Remanufacturing, Inc.  The results of Omni's operations have been included in the consolidated financial statements since that date.  Omni is comprised of two division - IntraSpec Solutions, a panel systems re-manufacturer, and A&M Business Interior Services, an office furniture services company.

The Company acquired 80% of the common stock and the ability to call the remaining 20% of the shares on or after the fiscal year end 2009.  The Company must exercise its Call on or before the end of fiscal year end 2014.  SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  It also requires that mandatorily redeemable financial instruments be measured at fair value.  Therefore the Company has recorded a liability for the remaining 20% of the shares at fair value.

The aggregate purchase price of the 80% interest net of cash acquired was $18.6 million and was paid in cash.  The Company is in the process of finalizing the allocation of the purchase price.  Any modification is not expected to be significant.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets, other than cash                      $  5,414
            Property, plant and equipment                           1,881
            Other assets                                                             8
            Intangible assets                                              12,680
            Goodwill                                                         11,567
               Total assets acquired                                    31,550
            Current liabilities                                                4,492
            Deferred tax liability                                           3,636
            Liability for right to call remaining 20%               4,800
              Net assets acquired                                    $ 18,622

Of the $12.7 million of acquired intangible assets, $2.8 million was assigned to registered trademarks that are not subject to amortization.  The remaining $9.9 million of acquired intangible assets have a weighted-average useful life of approximately 9 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $6.9 million (10-year weighted-average useful life), computer software of $1.6 million (7-year weighted-average useful life), and other assets of $1.4 million (6-year weighted-average useful life).

The $11.6 million of goodwill was assigned to the office furniture segment and is not deductible for income tax purposes.

On July 19, 2004, the Company completed the acquisitions of Edward George Company, a distributor of fireplaces, stone products, barbecues, and other building materials throughout Illinois, Indiana, and Kentucky; and an affiliate, Wisconsin Fireplace Systems with locations in Wisconsin for a purchase price of $27.7 million, which was paid in cash.  The Company is in the process of finalizing the allocation of the purchase price.  Any modification is not expected to be significant.  The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets, other than cash            $ 12,534
            Property, plant and equipment                     831
            Intangible assets                                       9,270
            Goodwill                                                  9,079
               Total assets acquired                           31,714
            Current liabilities                                       4,036
               Net assets acquired                          $ 27,678

The acquired intangible assets of $9.3 million have a weighted-average useful life of approximately 13 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $8.8 million (14-year weighted-average useful life) and other assets of $0.5 million (2-year weighted-average useful life).

The $9.1 million of goodwill was assigned to the hearth products segment and is deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The following table summarizes amortizable definite-lived intangible assets as of October 2, 2004 and January 3, 2004, which are reflected in Other Assets in the Company's condensed consolidated balance sheets:

(In thousands)	Oct. 2, 2004	Jan. 3, 2004
Patents	$ 18,820	$ 16,450
Customer relationships and other	51,840	26,076
Less: accumulated amortization	(19,828)	(16,671)
	$ 50,832	$ 25,855

Aggregate amortization expense for the three and nine months ended October 2, 2004 and October 4, 2003 was $1.2 million and $3.2 million, and $0.7 million and $2.0 million, respectively.  Amortization expense is estimated to range between $3.6 and $5.7 million per year over the next five years.

The Company also owns trademarks with a net carrying amount of $29.2 million and $8.1 million as of October 2, 2004 and January 3, 2004, respectively.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2004, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill acquired during period	20,755	10,410	31,165
Balance as of October 2, 2004	$ 64,366	$ 158,885	$ 223,251

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill of $31.2 million relates to the acquisitions completed during the first and third quarters.  See Business Combination footnote for further information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                       Nine Months Ended

(In thousands)	Oct. 2, 2004	Oct. 4, 2003
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 8,926 688 7,959 753 (7,947)	$ 8,405 - 5,928 109 (6,017)
Balance at end of period	$ 10,379	$ 8,425

Note J.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Company's income statement for:

	Nine Months Ended
(In thousands)	Oct. 2, 2004	Oct. 4, 2003
Service cost	$ 213	$ 187
Interest cost	799	829
Expected return on plan assets	(218)	-
Amortization of transition obligation	436	436
Amortization of prior service cost	173	173
Net periodic benefit cost	$ 1,403	$1,625

Note K.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which has been extended.  The maximum financial exposure assumed by the Company as a result of this arrangement is currently $2.6 million of which over 89% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $19.5 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $6.1 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $1.2 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The lease term expires in the fourth quarter of 2004.  As of October 2, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $12,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 4, 2004.  The Company has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on percentage of the cost of the plan that the Company provides.  Therefore, the adoption of FSP 106-2 did not have an impact on the Company's financial statements during the current period.  The Company will continue to monitor the effect as regulations evolve regarding actuarial equivalency.

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

Reportable segment data reconciled to the consolidated financial statements for the three and nine month periods ended October 2, 2004, and October 4, 2003, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Net Sales: Office furniture Hearth products	$ 435,696 137,761	$ 378,356 121,735	$ 1,170,045 376,054	$ 977,182 321,673
	$ 573,457	$ 500,091	$1,546,099	$ 1,298,855

Operating Profit:
  Office furniture
    Operations before restructuring charges    Restructuring and impairment charges
       Office Furniture - net
  Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 48,130 (135) 47,995 17,499 65,494 (7,630) $ 57,864	$ 49,123 (3,881) 45,242 17,452 62,694 (9,751) $ 52,943	$ 117,713 (870) 116,843 43,702 160,545 (26,717) $ 133,828	$ 103,897 (6,146) 97,751 33,820 131,571 (23,156) $ 108,415

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 11,701 3,588 861 $ 16,150	$ 17,978 3,309 1,378 $ 22,665	$ 34,543 11,219 3,852 $ 49,614	$ 42,465 10,266 3,663 $ 56,394

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 4,572 3,421 628 $ 8,621	$ 4,555 1,629 1,587 $ 7,771	$ 12,111 9,964 2,315 $ 24,390	$ 14,481 11,303 6,340 $ 32,124

			As of Oct. 2, 2004	As of Oct. 4, 2003
Identifiable Assets: Office furniture Hearth products General corporate			$ 570,725 363,580 103,119 $1,037,424	$ 478,299 316,508 230,606 $1,025,413

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations

Overview

The Company has two reportable core operating segments: office furniture and hearth products.  The Company is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

During the third quarter, the Company continued to experience strong growth in both its office furniture and hearth products segment.  In July 2004 the Company completed the acquisition of Omni Remanufacturing, Inc., a panel systems re-manufacturer and office furniture services company and Edward George Company, a distributor of fireplaces and other building materials.  Sales from the Company's acquisition of Paoli, Inc. in January 2004, along with the acquisitions completed during third quarter 2004, accounted for approximately $40 million of third quarter sales.  The Company also benefited from increases in price of approximately $14 million during third quarter.

The Company's net income increased to $36.7 million for third quarter 2004 compared to $34.4 million for the same period last year.  Net income per share was $0.65 per diluted share compared to $0.59 per diluted share in the third quarter of 2003, an increase of 10.2 percent.  The third quarter 2003 represented a 14-week period rather than the normal 13-week period as a result of the Company's 52/53-week fiscal year.  Net income per share was positively impacted by the Company's share repurchase program.

The Company experienced increased steel costs of approximately $22 million and other material costs of approximately $4 million during the third quarter, which more than offset productivity improvements and other cost reductions from the Company's rapid continuous improvement initiatives, benefit of the price increases and leveraging of fixed costs over higher volume.

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our accounting policies and estimates.  We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's 10-K report for the year ended January 3, 2004.  During the first nine months of fiscal 2004, there was no material change in the accounting estimates and assumptions previously disclosed.

Results of Operations

The following table presents changes in the results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 2, 2004 & Oct. 4, 2003		Oct. 2 2004 & Oct. 4, 2003
Net Sales	$ 73,366	14.7%	$ 247,244	19.0%
Cost of products sold	51,423	16.3	157,474	19.0
Selling & administrative expenses	20,122	15.8	69,876	19.7
Restructuring & impairment charges	(3,746)	(96.5)	(5,276)	(85.8)
Interest Income	(1,017)	(88.6)	(1,352)	(53.4)
Interest Expense	(371)	(69.9)	(1,595)	(68.5)
Income Taxes	2,590	14.0	10,902	28.7
Net Income	2,331	6.8	14,511	20.6

Net sales for the third quarter increased 14.7 percent to $573.5 million, compared to $500.1 million for the same quarter last year.  The third quarter 2003 represented a 14-week period rather than the normal 13-week period as a result of the Company's 52/53-week fiscal year.  Excluding the extra week in third quarter 2003 net sales, on a comparative basis, increased approximately 23.5 percent.  In July 2004 the Company completed the acquisition of Omni Remanufacturing, Inc., a panel systems re-manufacturer and office furniture services company and Edward George Company, a distributor of fireplaces and other building materials.  Sales from the Company's acquisition of Paoli, Inc. in January 2004, along with the acquisitions completed during third quarter 2004, accounted for approximately $40 million of third quarter sales.  The Company also benefited from increases in price of approximately $14 million during third quarter.

Gross margins for the third quarter were 35.9 percent compared to 36.7 percent for the same quarter last year.  While the Company continued to experience productivity improvements and other cost reductions from its rapid continuous improvement initiatives, the impact of approximately $22 million in increased steel costs and $4 million of other material costs, more than offset the benefit of price increases and leveraging of fixed costs over higher volumes.  The increased steel and material costs, net of price increases, reduced gross margins approximately 2.0 percentage points for the quarter.  Included in gross margin for the third quarter 2003 was $5.1 million of accelerated depreciation of machinery and equipment related to the shutdown of two facilities reducing margins by 1.0 percentage points.

Total selling and administrative expenses, excluding restructuring charges, for the quarter were 25.7 percent of net sales compared to 25.5 percent for the same quarter last year.  Included in third quarter 2004 were incremental investments of approximately $3 million in brand building and selling initiatives, increased freight and distribution costs of $5 million due to volume, rate increases and fuel surcharges, and additional selling and administrative costs of $11 million associated with the new acquisitions.

During the third quarter of 2003, the Company closed two office furniture facilities and consolidated production into other U.S. manufacturing locations to increase efficiencies, streamline processes, and reduce overhead costs.  The two facilities were located in Hazleton, Pennsylvania, and Milan, Tennessee.  In connection with those shutdowns, the Company incurred $0.1 million of net restructuring charges during the third quarter of 2004 and $3.9 million of restructuring charges during the same quarter last year.

The Company's annual effective tax rate for 2004 increased to 36.5 percent during second quarter 2004 and remained at that level for the third quarter compared to 35.0 percent for 2003.  The increase in the effective tax rate was due to increased state taxes and a reduced benefit from federal and state tax credits.  Effective October 4, 2004, as part of the Working Families Tax Relief Act of 2004, the research tax credit that expired on June 30, 2004 was reinstated.  The Company does not anticipate that this will have a material impact.  The Company currently expects the effective tax rate to remain at 36.5 percent in 2004.

Net income was $36.7 million compared to $34.4 million in the same period in 2003, an increase of 6.8 percent.  Net income per share was $0.65 per diluted share compared to $0.59 per diluted share in third quarter 2003, an increase of 10.2 percent.  Net income per share was positively impacted $0.02 by the Company's share repurchase program.

For the first nine months of 2004, consolidated net sales increased 19.0 percent to $1.5 billion compared to $1.3 billion in 2003.  Sales from the Company's acquisitions during 2004 accounted for approximately $91 million of the sales increase.  Approximately $16 million was due to price increases.  Gross margins year-to-date increased to 36.2 percent compared to 36.1 percent last year.  Included in 2004 gross margins is approximately $36 million of increased steel costs and $7 million of additional other material costs.  Included in 2003 gross margins was $6.7 million of accelerated depreciation related to facility shutdowns, which reduced margins 0.5 percentage points.  Net income was $85.0 million or $1.47 per diluted share compared to $70.5 million or $1.21 per diluted share in 2003, an increase of 21.5 percent.

Office Furniture

For the quarter, net sales for the office furniture segment increased 15.2 percent to $435.7 million from $378.4 million for the same quarter last year. Adjusting for the extra week in third quarter 2003, net sales, on a comparative basis, increased approximately 24 percent. Sales from the Company's acquisition of Paoli and Omni Remanufacturing accounted for approximately $32 million of the increase while approximately $9.5 million was due to price increases. Operating profit prior to unallocated corporate expenses increased to $48.0 million compared to $45.2 million in 2003. Operating profit as a percent of net sales decreased to 11.0 percent compared to 12.0 percent in 2003 due to higher steel, other material and freight costs. Included in third quarter 2003 results were $5.1 million of accelerated depreciation and $3.9 million of restructuring charges related to plant shutdowns.  Net sales on a year-to-date basis increased 19.7 percent to $1.2 billion compared to $1.0 billion in 2003. Operating profit as a percent of sales was flat at 10.0 percent for both years.

Hearth Products

For the quarter, net sales for the hearth products segment increased 13.2 percent to $137.8 million from $121.7 million for the same quarter last year. Adjusting for the extra week in third quarter 2003, net sales, on a comparative basis, increased approximately 22 percent. Sales from the Company's acquisition of Edward George Company accounted for approximately $7.8 million of the increase while approximately $4.4 million was due to price increases. Operating profit prior to unallocated corporate expenses remained flat at $17.5 million. Operating profit as a percent of sales decreased to 12.7 percent compared to 14.3 percent for the same quarter last year due to increased steel and freight costs and realization of lower margin on the initial of inventory at Edward George which was acquired during the third quarter. Net sales on a year-to-date basis increased 16.9 percent to $376.1 million compared to $321.7 million. Operating profit as a percent of sales increased to 11.6 percent compared to 10.5 percent in 2003. Improved profitability on a year-to-date basis is a result of leveraging fixed costs over a higher sales volume, a stronger mix of sales through owned distribution, and price increases partially offset by higher steel and freight costs.

Liquidity and Capital Resources

As of October 2, 2004, cash and short-term investments were $9.4 million compared to $204.2 million at year-end 2003.  Cash flow from operations for the first nine months increased to $110.1 million compared to $94.7 million last year due to improved operating results.  Trade receivables and inventory levels have increased from year-end due to the Company's acquisitions and increased volume.  Inventory turns have also been negatively impacted by an increase in foreign sourcing which will reduce the Company's overall costs.  Cash flow and working capital management continue to be a major focus of management to ensure the Company is poised for growth.  The Company has sufficient liquidity to manage its operations and maintains borrowing capacity of $136 million, less amounts for designated letters of credit through a revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first nine months of 2004 were $24.4 million versus $32.1 million in 2003 and were primarily for tooling and equipment for new products.  The first nine months of 2003 included funding for the purchase of a previously leased hearth products plant.  Cash from operations funded these investments.

The Company completed the acquisitions of Paoli Inc., Omni Remanufacturing Inc., Edward George Company, and a small hearth distributor for a total of $131.9 million during 2004.  The Company paid off $26.1 million of convertible debentures related to a previous hearth acquisition during the first quarter of 2004.  The Company has received approximately $6.3 million of proceeds from issuance of its stock due to the exercise of previously vested stock options and the Company's member stock ownership plan.

The Board of Directors declared a regular quarterly cash divided of $0.14 per share on its common stock on August 2, 2004, to shareholders of record at the close of business on August 12, 2004.  It was paid on September 1, 2004.

For the nine months ended October 2, 2004, the Company repurchased 2,469,800 shares of its common stock at a cost of approximately $97.7 million.  As of October 2, 2004, $43.6 million of the Board's current repurchase authorization remained unspent.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended.  The maximum financial exposure assumed by the Company as a result of this arrangement totals $2.6 million of which over 89% is secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $19.5 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $6.1 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payments remaining are $1.2 million in 2004, and $4.9 million in 2005.

The Company has guaranteed a contractual lease obligation of an independent contract furniture dealership.  The lease term expires in the fourth quarter of 2004.  As of October 2, 2004, the remaining unpaid lease payments subject to this guarantee totaled approximately $12,000.  In accordance with the provisions of FIN 45 no liability has been recorded, as the Company entered into this agreement prior to December 31, 2002.

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

Looking Ahead

Management believes that moderate growth trends in the overall office furniture and hearth products markets will continue.  The Company's core businesses have been performing well but have been negatively impacted by increased steel costs and oil based material prices.  The Company continues to look at price increases driven by material costs, but due to the competitive environment and a timing lag of price effectivity, the Company anticipates it will continue to experience a lag between price increases and steel costs through the remainder of the year.

The Company continues its focus on creating long-term shareholder value by growing its businesses through aggressive investments in building brands, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement programs to build best total cost.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results.  These risks include, among others: the Company's ability to realize financial benefits (a) from its price increases, (b) from its cost containment and business simplification initiatives, (c) from its investments in strategic acquisitions, new products and brand building, (d) from its investments in distribution and rapid continuous improvement and (e) from its repurchases of common stock; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Company's products due to uncertain political and economic conditions; lower industry growth than expected; uncertainty related to disruptions of business by terrorism or military action; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); and other factors described in the Company's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 2, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                 (E) Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the third quarter ended October 2, 2004.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
7/4/04 - 7/31/04	439,700	$41.01	439,700	$79,526,566.29
8/1/04 - 8/28/04	415,800	$39.03	415,800	$63,299,274.49
8/29/04- 10/2/04	490,000	$40.11	490,000	$43,643,848.41
Total	1,345,500	$40.07	1,345,500	$43,643,848.41

(1)       No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under previously announced plans authorized by the Board of Directors as follows:

  Plan announced May 4, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the third quarter, nor do any plans exist under which the company does not intend to make further purchases.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

Reports on Form 8-K:

The Company filed a periodic report on Form 8-K dated July 19, 2004, to furnish the Company's press release relating to the acquisition of Edward George Company and its affiliate Wisconsin Fireplace Systems.

The Company filed a periodic report on Form 8-K dated July 22, 2004, to furnish the Company's earnings release for the second quarter ended July 3, 2004.

The Company filed a periodic report on Form 8-K dated August 3, 2004, to furnish the Company's press releases announcing the election of Larry B. Porcellato and Miguel M. Calado as members of the Company's Board of Directors.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 5, 2004	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(3ii)	By-laws of the Registrant, as amended
(10xv)	HNI Corporation Long-Term Performance Plan of the Registrant, as amended and restated on August 2, 2004, effective as of January 1, 2004
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99A)	Executive Bonus Plan of the Registrant as amended and restated on August 2, 2004, effective as of January 1, 2004

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

Date: November 5, 2004	/s/ Stan A. Askren
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

Date: November 5, 2004	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

(EXHIBIT 32.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Company") for the quarterly period ended October 2, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as President and Chief Executive Officer of the Company, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stan A. Askren
Name: Stan A. Askren Title: President and Chief Executive Officer Date: November 5, 2004
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: November 5, 2004

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.