Form 10-K
period 2005-01-01
HNI CORP
filed 2005-02-28
CIK 48287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2648

An Iowa Corporation	HNI Corporation	IRS Employer No. 42-0617510
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

                                                                                                                                                      Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                                                                                                                                      Yes  ☒   No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of

July 3, 2004, was: $1,816,771,372 assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant’s common stock, as of February 18, 2005, was: 55,098,891.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement dated March 18, 2005, for the May 3, 2005, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 66.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
			Page

Item	1.	Business	3

Item	2.	Properties	10

Item	3.	Legal Proceedings	12

Item	4.	Submission of Matters to a Vote of Security Holders	12

		Table I - Executive Officers of the Registrant	13

PART II

Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15

Item	6.	Selected Financial Data – Eleven-Year Summary	17

Item	7.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	19

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	28

Item	8.	Financial Statements and Supplementary Data	28

Item	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	28

Item	9A.	Controls and Procedures	28

Item	9B.	Other Information	29

PART III

Item	10.	Directors and Executive Officers of the Registrant	29

Item	11.	Executive Compensation	30

Item	12.	Securities Ownership of Certain Beneficial Owners and Management	30

Item	13.	Certain Relationships and Related Transactions	30

Item	14.	Principal Accountant Fees and Services	30

PART IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	31

Signatures			33

Financial Statements			35

Financial Statement Schedules			65

Index of Exhibits			66

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

HNI Corporation (the “Company”) is an Iowa corporation incorporated in 1944. The Company is a provider of office furniture and hearth products.  Approximately 75% of fiscal year 2004 net sales were in office furniture and 25% in hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, warehouse clubs, retail superstores, end-user customers, and federal and state governments.  Dealer, wholesaler, and retail superstores are the major channels based on sales.  Hearth products include electric, wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, gas logs, and accessories.  These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned distribution and retail outlets.  In fiscal 2004, the Company had net sales of $2.1 billion, of which approximately $1.6 billion was attributable to office furniture products and $0.5 billion was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Company is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, and Mexico. See Item 2. Properties, for additional related discussion. Seven operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include: The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Holga Inc., Paoli Inc., and Omni Remanufacturing, Inc.  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

During 2004, the Company completed three office furniture acquisitions: Paoli, Inc. (January 5); Omni Remanufacturing, Inc. (July 6); and Architectural Installations Atlanta, Inc. (December 9) for a combined total purchase price of approximately $101.8 million.  Paoli is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representative sales and dealer networks.  Omni Remanufacturing, Inc. is comprised of two divisions — IntraSpec Solutions, a panel systems re-manufacturer, and A&M Business Interior Services, an office furniture services company.  Architectural Installations Atlanta, Inc. is an office furniture service company that operates as part of Omni Remanufacturing, Inc.

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

During 2004, the Company completed two hearth acquisitions: Hearth and Home Distributors of Delaware, Inc. (January 5); and Edward George Company (July 19) for a combined total purchase price of approximately $32.2 million.  These acquisitions were both distributors of fireplaces and other building materials.

During 2004, the Company also acquired certain assets of Fullness International Corporation (Oct. 4), a strategic sourcing entity for approximately $1.9 million.

HNI International Inc. (“HNI International”) markets office furniture products manufactured by the Company’s operating units in select markets outside the United States and Canada.  With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

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

The Company distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Company is a supplier of office furniture to the largest nationwide distributors of office products, including Corporate Express Inc., A Buhrmann Company; Office Depot; Office Max Incorporated (Boise); and Staples.

The Company’s product development efforts are focused on developing and providing solutions that  deliver quality, aesthetics, style, and are focused on reducing manufacturing costs.

An important element of the Company’s success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced and efficient members. Each of the Company’s eligible members own stock in the Company through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Company’s success throughout the entire workforce. In addition, most production members are eligible for incentive bonuses.

For further financial-related information with respect to acquisitions,  restructuring, and the Company’s operations in general, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”), U.S. office furniture industry shipments are estimated to be $8,935,000,000 in 2004, an increase of  5.1% compared to 2003, which was a 4.3% decrease from 2002 levels. The Company believes that the increase was due to improving economic conditions and price increases due to higher material costs.

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

Employees/Members

As of January 1, 2005, the Company employed approximately 10,600 persons, 9,800 of who were members and 800 of who were temporary personnel. The Company employed approximately 300 members who were members of unions. The Company believes that its labor relations are good.

Products and Solutions

Office Furniture

The Company designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Company’s products are sold under the Company’s brands - HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, Whitehall®, basyxTM, IntraSpec SolutionsTM, and Holga®.

The following is a description of the Company’s major product categories and product lines:

Storage

The Company offers a variety of storage options designed either to be integrated into the Company’s office systems products or to function as freestanding furniture in office applications. The Company sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, warehouse clubs, and mail order distributors.

Seating

The Company’s seating line includes chairs designed for all types of office work. The chairs are available in a variety of frame colors, coverings, and a wide range of price points. Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort, and quality.

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

Hearth Products

The Company is the largest U.S. manufacturer and marketer of metal prefabricated fireplaces and related products, primarily for the home, which it sells under the widely recognized Heatilator®, Heat & GloTM, and Quadra-Fire® brand names.

The Company’s line of hearth products includes electric, wood-, pellet-, and gas-burning fireplaces and stoves, fireplace inserts, chimney systems, and related accessories.  Heatilator® and Heat & GloTM are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Company is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through an outer wall.  See  “Intellectual Property” for additional details.

Manufacturing

The Company manufactures office furniture in Alabama, California, Georgia, Indiana, Iowa, Kentucky, Minnesota, New York, North Carolina, Virginia, Washington, and Monterrey, Mexico.  The Company manufactures hearth products in Iowa, Maryland, Minnesota, and Washington.

The Company purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

Since its inception, the Company has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Company adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Company has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles. The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety. The Company’s RCI process involves production and administrative employees, management, customers and suppliers. The Company has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Company has organized a group that designs, fabricates, tests and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Company’s concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Company’s product development efforts are primarily focused on developing end-user solutions that are sensitive to quality, aesthetics, style, and on reducing manufacturing costs. The Company accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units. The Company conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Company’s Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability and materials usage. At the operating unit level, development efforts are focused on achieving improvements in product features and manufacturing processes. The Company invested approximately $29.8 million, $25.8 million and $25.8 million in product development during fiscal 2004, 2003, and 2002, respectively, and has budgeted in excess of $31 million for product development in fiscal 2005.

Intellectual Property

As of January 1, 2005, the Company owned 301 U.S. and 217 foreign patents and had applications pending for 116 U.S. and 207 foreign patents. In addition, the Company holds 172 U.S. and 228 foreign trademark registrations and have applications pending for 44 U.S. and 104 foreign trademarks.

The Company’s principal office furniture products do not require frequent technical changes. The majority of the Company’s office furniture patents are design patents which expire at various times depending on the patent’s date of issuance. The Company believes that neither any individual office furniture patent nor the Company’s office furniture patents in the aggregate are material to the Company’s business as a whole.

The Company’s patents covering its hearth and home products, protect various technical innovations and expire at various times, depending upon each patent’s date of filing.  While the acquisition of patents reflects Hearth & Home Technologies Inc.’s position in the market as an innovation leader, the Company believes that neither any individual hearth and home product’s patent nor the Company’s hearth and home patents in the aggregate are material to the Company’s business as a whole.

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

Sales and Distribution: Customers

In 2004, the Company’s ten largest customers represented approximately 36% of its consolidated net sales.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Company can successfully offer its products. In addition, there can be no assurance that the Company will be able to maintain its customer relationships as consolidation of its customers occur.

The Company today sells its products through five principal distribution channels. The first channel, independent, local office furniture and office products dealers, specialize in the sale of a broad range of office furniture and office furniture systems, mostly to small- and medium-sized businesses, branch offices of large corporations, and home office owners.  A portion of these dealers specialize in selling to federal, state and local government offices and school districts.

The second distribution channel comprises national office product distributors including Office Max Incorporated; Corporate Express Inc., A Buhrmann Company; Office Depot; and Staples. These distributors sell furniture along with office supplies through a national network of dealerships and sales offices which assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers. All except Corporate Express Inc. also sell through retail office products superstores.

The third distribution channel, corporate accounts, is where the Company has the direct selling relationship with the end-user.  Installation is normally provided through a dealer.

The fourth distribution channel, wholesalers, serve as distributors of the Company’s products to independent dealers, national supply dealers and superstores. The Company sells to the nation’s largest wholesalers, United Stationers and S.P. Richards, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various retailers. They also special order products from the Company in customer-selected models and colors. The Company’s wholesalers maintain warehouse locations throughout the United States, which enable the Company to make its products available for rapid delivery to retailers anywhere in the country.  One customer, United Stationers, accounted for approximately 13% of the Company’s consolidated net sales in 2004 and 2003, and 14% in 2002.

The fifth distribution channel consists of direct sales of the Company’s products to federal, state and local government offices.

The Company’s office furniture sales force consists of regional sales managers, salespersons, and firms of independent manufacturers’ representatives who collectively provide national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

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

The Company also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2004.

Limited quantities of select finished goods inventories built to order awaiting shipment are at the Company’s principal manufacturing plants and at its various distribution centers.

Hearth & Home Technologies Inc. sells its fireplace and stove products through dealers, distributors and Company-owned distribution and retail outlets.  The Company has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers’ representatives.

As of January 1, 2005, the Company had an order backlog of approximately $133.6 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year.  This compares with $94.1 million as of January 3, 2004, and $87.1 million as of December 28, 2002.  Backlog, in terms of percentage of net sales, was 6.4%, 5.4%, and 5.1%, for fiscal years 2004, 2003, and 2002, respectively. The Company’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Company’s order backlog is therefore not considered by management to be a leading indicator of the Company’s expected sales in any particular fiscal period.

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

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors. The Company competes primarily against other large manufacturers, including CFM Majestic Inc. (a Canadian company) and Lennox Industries Inc.

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

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. During 2004, the Company experienced an increase in steel prices in excess of 70 percent driven by global supply and demand.  The Company’s objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

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

Environmental

The Company is subject to a variety of environmental laws and regulations governing discharges of air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances.  Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur material costs to comply with such regulations.  The Company has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Company’s environmental professionals work with responsible personnel at each manufacturing facility, the Company’s environmental legal counsel, and consultants on the management of environmental, health and safety issues.  The Company’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Company to date.  The Company does not anticipate that financially material capital expenditures will be required during fiscal year 2005 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Company’s financial condition or results of operations.  However, the uncertainty of new environmental legislation and technology in this area makes it impossible to know with confidence.

Business Development

The development of the Company’s business during the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002, is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Company’s internet website at www.hnicorp.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.  The Company’s information is also available from the Securities and Exchange Commission’s Public Reference room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on their internet website at www.sec.gov.

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, and Mexico which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 9.5 million square feet.  Of this total, approximately 2.0 million square feet are leased, including approximately 0.3 million square feet under a capital lease.

Although the plants are of varying ages, the Company believes they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.  The Company has sufficient capacity to increase output at most locations by increasing the use of overtime and/or number of production shifts employed.

The Company’s principal manufacturing and distribution facilities (100,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	547,014	Owned	Manufacturing nonwood casegoods office furniture (1)

Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture (1)

Colville, Washington	125,000	Owned	Manufacturing stoves

Florence, Alabama	308,763	Owned	Manufacturing nonwood casegoods office furniture

Kent, Washington	189,062	Leased	Manufacturing systems office furniture

Lake City, Minnesota	235,000	Owned	Manufacturing metal prefabricated fireplaces (1)

Louisburg, North Carolina	176,354	Owned	Manufacturing wood casegoods office furniture

Minneapolis, Minnesota	140,631	Leased	Manufacturing systems office furniture

Monterrey, Mexico	105,000	Owned	Manufacturing nonwood seating and systems office furniture

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture (1)

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	630,000	Owned	Manufacturing nonwood casegoods and systems office furniture(1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood office seating

Muscatine, Iowa	127,400	Owned	Manufacturing nonwood casegoods office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture(1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood office seating

Salisbury, North Carolina	129,000	Owned	Manufacturing systems office furniture

South Gate, California	520,270	Owned	Manufacturing nonwood casegoods office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1) Also includes a regional warehouse/distribution center

(2) A capital lease

Other Company facilities, under 100,000 square feet in size, are located in various communities throughout the United States and Canada.  These facilities total approximately 2.0 million square feet with approximately 0.7 million square feet used for the manufacture and distribution of office furniture and approximately 1.3 million square feet for hearth products. Of this total, approximately 1.4 million square feet are leased. The Company also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT

January 1, 2005

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	44	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003	Executive Vice President (2001-03); President, (1999-03), Allsteel Inc.

David C. Burdakin	49	None	Executive Vice President President, The HON Company	2001 2000

Jerald K. Dittmer	47	None	Vice President and Chief Financial Officer	2001	Vice President, Finance (2000-01); Group Vice President, Seating and Wood (1999-00), The HON Company

Robert J. Driessnack	46	None	Vice President, Controller	2004	Chief Financial Officer, Retail Division (2002-2004), Corporate Controller (2000-2002), NCR Corporation

Melinda C. Ellsworth	46	None	Vice President, Treasurer and Investor Relations	2002	Vice President, International Finance & Treasury (1998-02), Sunbeam Corporation

Tamara S. Feldman	44	None	Vice President, Financial Reporting	2001	Assistant Controller, (1994-01)

Malcolm C. Fields	43	None	Vice President and Chief Information Officer	2000	Vice President, Information Technology (1998-00), The HON Company

Robert D. Hayes	61	None	Vice President, Business Analysis and General Auditor	2001	Vice President, Internal Audit (1999-01)

James I. Johnson	56	None	Vice President, General Counsel and Secretary	1997

Donald T. Mead	45	None	Vice President, Member and Community Relations	2004

President (2003-2004), The Gunlocke Company L.L.C; Vice President, Seating (2002-2003), Vice President and General Manager, Component Plant (2001-2002), and Vice President Marketing (2000-2001), Allsteel Inc.

Timothy R. Summers	40	None	Vice President, Lean Enterprise	2004	Vice President, Operations and Logistics (2000-2004), Allsteel Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI.  As of year-end 2004, the Company had 6,465 stockholders of record.

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

The Company expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Company paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 35% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Company’s financial condition.

The following table provides information as of January 1, 2005, about the Company’s securities which may be issued under the Company’s equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	1,308,450	$28.65	2,674,452
Equity Compensation Plans Not Approved by Security Holders	—	—	—

The total number of shares of Common Stock available for all grants of awards under the Plan on any calendar year shall be eighty-three hundredths of one percent of the outstanding and issued Common Stock as of January 1 of such year beginning January 1, 1997, plus the number of shares of Common Stock which shall have become available for grants of awards under the Plan in any and all prior calendar years, but which shall not have become subject to any award granted in any prior year.

The following is a summary of share repurchase activity during the fourth quarter ended January 1, 2005.

Period	(a)Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/3/04- 10/30/04	527,200	$39.91	527,200	$22,603,990.99
10/31/04- 11/27/04	644,400	$41.74	644,400	$145,703,634.42
11/28/04- 1/1/05	—	—	—	—
Total	1,171,600	$40.92	1,171,600	$145,703,634.42

(1)  No shares were purchased outside of a publicly announced plan or program.

The Company repurchases shares under previously announced plans authorized by the Board of Directors as follows:

•                  Plan announced May 4, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

•                  Plan announced November 12, 2004, providing share repurchase authorization of $150,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter, nor do any plans exist under which the Company does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — ELEVEN-YEAR SUMMARY

	2004	2003	2002(a)
Per Common Share Data (Basic and Dilutive)
Income before Cumulative Effect of Accounting Changes - basic	$1.99	$1.69	$1.55
Net Income - basic	1.99	1.69	1.55
Net Income - diluted	1.97	1.68	1.55
Cash Dividends	.56	.52	.50
Book Value - basic	12.10	12.19	11.08
Net Working Capital - basic	1.96	3.71	1.82
Operating Results (Thousands of Dollars)
Net Sales	$2,093,447	$1,755,728	$1,692,622
Cost of Products Sold	1,342,143	1,116,513	1,092,743
Gross Profit	751,304	639,215	599,879
Interest Expense	886	2,970	4,714
Income Before Income Taxes	178,869	150,931	140,554
Income Before Income Taxes as a % of Net Sales	8.54%	8.60%	8.30%
Federal and State Income Taxes	$65,287	$52,826	$49,194
Effective Tax Rate	36.5%	35.0%	35.0%
Income before Cumulative Effect of Accounting Changes	$113,582	$98,105	$91,360
Net Income	113,582	98,105	91,360
Net Income as a % of Net Sales	5.43%	5.59%	5.40%
Cash Dividends and Share Purchase Rights Redeemed	$32,023	$30,299	$29,386
Addition to (Reduction of) Retained Earnings	(35,100)	54,001	55,176
Net Income Applicable to Common Stock	113,582	98,105	91,360
% Return on Average Shareholders’ Equity	16.47%	14.46%	14.74%
Depreciation and Amortization	$66,703	$72,772	$68,755
Distribution of Net Income
% Paid to Shareholders	28.19%	30.88%	32.16%
% Reinvested in Business	71.81%	69.12%	67.84%
Financial Position (Thousands of Dollars)
Current Assets	$374,579	$462,122	$405,054
Current Liabilities	266,250	245,816	298,680
Working Capital	108,329	216,306	106,374
Net Property, Plant, and Equipment	311,344	312,368	353,270
Total Assets	1,021,657	1,021,826	1,020,552
% Return on Beginning Assets Employed	17.46%	14.69%	14.83%
Long-Term Debt and Capital Lease Obligations	$3,645	$4,126	$9,837
Shareholders’ Equity	669,163	709,889	646,893
Retained Earnings	606,632	641,732	587,731
Current Ratio	1.41	1.88	1.36
Current Share Data
Number of Shares Outstanding at Year-End	55,303,323	58,238,519	58,373,607
Weighted-Average Shares Outstanding During Year - basic	57,127,110	58,178,739	58,789,851
Number of Shareholders of Record at Year-End	6,465	6,416	6,777
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$32,417	$34,842	$25,885
Members (Employees) at Year-End	10,589 (b)	8,926	8,828

(a)   Per SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company has ceased recording of goodwill and indefinite-lived intangible amortization.

(b)   Includes acquisitions completed during the fiscal year.

2001	2000	1999	1998	1997	1996	1995	1994

$1.26	$1.77	$1.44	$1.72	$1.45	$1.13	$.67	$.87
1.26	1.77	1.44	1.72	1.45	1.13	.67	.87
1.26	1.77	1.44	1.72	1.45	1.13	.67	.87
.48	.44	.38	.32	.28	.25	.24	.22
10.10	9.59	8.33	7.54	6.19	4.25	3.56	3.17
1.52	1.09	1.52	1.19	1.53	.89	1.07	1.27

$1,792,438	$2,046,286	$1,800,931	$1,706,628	$1,362,713	$998,135	$893,119	$845,998
1,181,140	1,380,404	1,236,612	1,172,997	933,157	679,496	624,700	573,392
611,298	665,882	564,319	533,632	429,556	318,639	268,419	272,606
8,548	14,015	9,712	10,658	8,179	4,173	3,569	3,248
116,261	165,964	137,575	170,109	139,128	105,267	65,517	86,338

6.49%	8.11%	7.64%	9.97%	10.21%	10.55%	7.34%	10.21%
$41,854	$59,747	$50,215	$63,796	$52,173	$37,173	$24,419	$31,945
36.0%	36.0%	36.5%	37.50%	37.50%	35.31%	37.27%	37.00%

$74,407	$106,217	$87,360	$106,313	$86,955	$68,094	$41,098	$54,393
74,407	106,217	87,360	106,313	86,955	68,094	41,098	54,156
4.15%	5.19%	4.85%	6.23%	6.38%	6.82%	4.60%	6.43%

$28,373	$26,455	$23,112	$19,730	$16,736	$14,970	$14,536	$13,601
36,759	79,762	64,248	86,583	37,838	33,860	18,863	13,563
74,407	106,217	87,360	106,313	86,955	68,094	41,098	54,156
12.76%	19.77%	18.14%	25.20%	27.43%	29.06%	20.00%	28.95%
$81,385	$79,046	$65,453	$52,999	$35,610	$25,252	$21,416	$19,042

38.13%	24.91%	26.46%	18.56%	19.25%	21.98%	35.37%	25.11%
61.87%	75.09%	73.54%	81.44%	80.75%	78.02%	64.63%	74.89%

$319,657	$330,441	$316,556	$290,329	$295,150	$205,527	$194,183	$188,810
230,443	264,868	225,123	217,438	200,759	152,553	128,915	111,093
89,214	65,273	91,433	72,891	94,391	52,974	65,268	77,717
404,971	454,312	455,591	444,177	341,030	234,616	210,033	177,844
961,891	1,022,470	906,723	864,469	754,673	513,514	409,518	372,568
12.04%	19.63%	16.94%	23.74%	28.27%	25.93%	17.91%	24.72%
$80,830	$128,285	$124,173	$135,563	$134,511	$77,605	$42,581	$45,877
592,680	573,342	501,271	462,022	381,662	252,397	216,235	194,640
532,555	495,796	416,034	351,786	265,203	227,365	193,505	174,642
1.39	1.25	1.41	1.34	1.47	1.35	1.51	1.70

58,672,933	59,796,891	60,171,753	61,289,618	61,659,316	59,426,530	60,788,674	61,349,206

59,087,963	60,140,302	60,854,579	61,649,531	59,779,508	60,228,590	60,991,284	62,435,450
6,694	6,563	6,737	5,877	5,399	5,319	5,479	5,556

$36,851	$59,840	$71,474	$149,717	$85,491	$44,684	$53,879	$35,005
9,029 (b)	11,543 (b)	10,095	9,824 (b)	9,390 (b)	6,502 (b)	5,933	6,131

(a)   Per SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company has ceased recoding of goodwill and indefinite-lived intangible amortization.

(b)   Includes acquisitions completed during the fiscal year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related notes.

Overview

The Company has two reportable core operating segments: office furniture and hearth products.  The Company is the second largest office furniture manufacturer in the United States and the nation’s leading manufacturer and marketer of gas- and wood-burning fireplaces.

The Company changed its name, with the approval of its shareholders, from HON INDUSTRIES Inc. to HNI Corporation effective May 5, 2004.  The Company believes that changing its name will allow it to accomplish three important goals as it moves forward with its strategy of managing multiple distinct and independent brands: 1) create a corporate identity that clearly represents who it is today — the parent company for many of the leading brand name companies in the office furniture and hearth markets; 2) establish a corporate brand that better reflects the Company’s strategic growth program — product line extensions, market expansion, and strategic acquisitions; and 3) eliminate the confusion in the marketplace, resulting from the use of “HON” in both the corporate name and in the name of its largest operating company, and clarify the ownership of our other operating companies and their relationship with The HON Company.

During 2004, the office furniture industry experienced a slight rebound from its unprecedented three-year decline experienced from 2000 to 2003.  In 2004, this positively impacted the Company’s office furniture segment.  The housing market remained strong during 2004, which positively impacted the Company’s hearth segment.  The Company gained market share by providing strong brands, innovative products and services and greater value to its end-users.  During 2004, the Company experienced large material price increases, steel in particular, which negatively impacted its bottom line growth in both segments.

Net sales were $2.1 billion in 2004 as compared to $1.8 billion in 2003, an increase of over 19 percent.  Sales from the Company’s acquisitions during 2004 accounted for approximately $136 million of the sales increase and approximately $36 million was due to price increases.  Gross margins decreased to 35.9% in 2004 from 36.4% in 2003 due to increased steel and other material costs of approximately $73 million.  The Company also continued to invest aggressively in brand building and selling initiatives in 2004.  In 2003, the Company recorded restructuring charges and accelerated depreciation related to the shutdown and consolidation of office furniture facilities totaling $15.2 million.  During 2004 the Company recorded approximately $0.9 million of net current period charges related to those shutdowns.  Net income was $113.6 million or $1.97 per diluted share in 2004 as compared to $98.1 million or $1.68 per diluted share in 2003.

The Company completed three office furniture business acquisitions during fiscal year 2004: Paoli, Inc. (January 5); Omni Remanufacturing, Inc. (July 6); and Architectural Installations Atlanta, Inc. (December 9).  The Company completed two hearth products business acquisitions during fiscal year 2004: Hearth and Home Distributors of Delaware, Inc. (January 5); and Edward George Company and its affiliate, Wisconsin Fireplace Systems (July 19).  The Company also acquired certain assets of Fullness International Corporation, a strategic sourcing entity, on October 4, 2004.  The consideration for each of these transactions was paid in cash.

The Company generated $194.3 million in cash flow from operating activities during 2004, compared to $141.3 million in 2003.  The Company paid dividends of $32.0 million and repurchased $145.6 million of its common stock, while investing $134.8 million in strategic acquisitions and $32.8 million in net capital expenditures and repaying $26.8 million of debt in 2004.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors.  Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal year end – The Company follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2004 ended on January 1, 2005; 2003 ended on January 3, 2004; and 2002 ended on December 28, 2002.  The financial statements for fiscal year 2003 are based on a 53-week period and fiscal years 2004 and 2002 are on a 52-week basis.  A 53-week year occurs approximately every sixth year.

Revenue recognition – Revenue is normally recognized upon shipment of goods to customers.  In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement.  Revenue includes freight charged to customers; related costs are included in selling and administrative expense.  Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.  Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Allowance for doubtful accounts receivable – The allowance for doubtful accounts receivable is based on several factors including overall customer credit quality, historical write-off experience and specific account analysis that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased.  When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

As of January 1, 2005, there was approximately $246 million in outstanding accounts receivable and $11 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions deteriorate significantly or one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $11 million and $10 million at year end 2003 and 2002, respectively.

Inventory valuation – The Company values 80% of its inventory by the last-in, first-out (LIFO) method.  Additionally, the Company evaluates inventory reserves in terms of excess and obsolete exposure.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.  The reserves for excess and obsolete inventory were $7.7 million, $5.7 million, and $5.9 million at year-end 2004, 2003, and 2002, respectively.

Long-lived assets  – Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Asset impairment charges associated with the Company’s restructuring activities are discussed in the Restructuring Related Charges note to the Consolidated Financial Statements of the Company.

The Company’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.  Additionally, the Company recorded losses on the disposal of assets in the amount of $1 million and $5 million in 2003 and 2002, respectively, as a result of its rapid continuous improvement initiatives.

Goodwill and other intangibles – In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $225 million is shown on the consolidated balance sheet as of the end of fiscal 2004.

Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.  We believe our assumptions used in discounting future cash flows would have no impact on the reported carrying amount of goodwill.  The estimated future cash flow for any reporting unit could be reduced by 40% without decreasing the fair value to less than the carrying value.

The Company also determines the fair value of indefinite lived trademarks on an annual basis or whenever indication of impairment exist.  The Company has evaluated its trademarks for impairment and has determined that the fair market value of the trademarks exceeds carrying value, so no impairment was recognized.  The carrying value of the trademarks were approximately $29 million at the end of fiscal 2004.

Self-insured reserves – The Company is partially self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements.  The Company’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as number of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Company accounts for its stock option plan using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.  SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure” defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

In December 2004, the Financial Accounting Standards Board issued SFAS No. FAS123R, “Share-Based Payment,” effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company plans to adopt FAS123R beginning with its third fiscal quarter in 2005.  FAS123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS123 as originally issued.  In accordance with SFAS No. 148, the Company has been disclosing in the notes in the Consolidated Financial Statements the impact on net income and earnings per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for 2004, 2003, and 2002 would have been $5 million, $3 million, and $2 million lower than reported and earnings per share would have been reduced approximately $0.08, $0.06 and $0.04 per diluted share, respectively.

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

Fiscal	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	64.1	63.6	64.6
Gross profit	35.9	36.4	35.4
Selling and administrative expenses	27.3	27.4	26.8
Restructuring related charges	0.1	0.5	0.2
Operating income	8.5	8.5	8.4
Interest income (expense) net	0.0	0.1	(0.1)
Income before income taxes	8.5	8.6	8.3
Income taxes	3.1	3.0	2.9
Net income	5.4%	5.6%	5.4%

Net Sales

Net sales increased 19.2% in 2004 and 3.7% in 2003.  The increase in 2004 was due to $136 million of sales from the Company’s 2004 acquisitions, $36 million from price increases, and increased volume in both the office furniture and hearth products segments.  The increase in 2003 was due to the extra week in 2003 as a result of the Company’s 52/53-week fiscal year and strong performance in the hearth products segment.

Gross Profit

Gross profit as a percent of net sales decreased 0.5 percentage points in 2004 as compared to fiscal 2003 due to approximately $57 million of increased steel costs and $16 million of additional other material costs.  The increased steel and other material costs, net of price increases, reduced gross margins approximately 1.8 percentage points. Included in 2003 gross profit was $6.7 million of accelerated depreciation, which reduced gross profits 0.4 percentage points.  The Company’s gross margins improved 1.0 percentage points in 2003 compared to fiscal 2002 due to the continued net benefits of rapid continuous improvement, restructuring initiatives, business simplification, new products, and improved price realization.  The Company will be implementing additional price increases through April 1, 2005, along with its ongoing cost reduction initiatives, including alternative materials and suppliers and its rapid continuous improvement program, to mitigate the impact of higher material costs.

Selling and Administrative Expenses

Selling and administrative expenses, excluding restructuring charges, increased 19.0% and 5.8% in 2004 and 2003, respectively.  The increase in 2004 was due to additional investment of approximately $15 million in brand building and selling initiatives, increased freight and distribution costs of $26 million due to volume, rate increases, and fuel surcharges, and $39 million of additional selling and administrative costs associated with the new acquisitions.  The increase in 2003 was due to additional investment of approximately $14 million in brand building and selling initiatives, and increased freight costs of $7 million due to rate increases, fuel surcharges, and volume.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets.  The Selling and Administrative Expenses note included in the Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Restructuring Charges

During 2003, the Company closed two office furniture facilities and consolidated production into other U.S. manufacturing locations to increase efficiencies, streamline processes and reduce overhead costs.  The two facilities were located in Hazleton, Pennsylvania and Milan, Tennessee.  In connection with these closures, the Company recorded $15.7 million of pre-tax charges or $0.17 per diluted share.  These charges included $6.7 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.4 million of severance, and $5.6 million of facility exit, production relocation, and other costs that were recorded as restructuring costs.  A total of 316 members were terminated and received severance due to these shutdowns. In connection with the shutdowns, the Company incurred $1.2 million of current period charges during 2004.  The Company also reduced the restructuring charge recorded in 2003 by approximately $0.3 million related to its Milan, Tennessee facility during 2004.  The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated.  The closures are complete.

During 2002, the Company recorded a pretax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee.  A total of 125 members were terminated and received severance due to this shutdown.  During the second quarter of 2003, a restructuring credit of approximately $0.6 million or $0.01 per diluted share was taken back into income relating to this charge.  This was due to the fact that the Company was able to exit a lease with the lessor on more favorable terms than previously estimated.

During the second quarter of 2001, the Company recorded a pretax charge of $24 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce.  Included in the charge was the closedown of three of the Company’s office furniture facilities located in Williamsport, Pennsylvania; Tupelo, Mississippi; and Santa Ana, California.  Approximately 500 members were terminated and received severance due to the closedown of these facilities.  During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to this charge.  This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company’s ability to minimize the number of members terminated as compared to the original plan.

Operating Income

Operating income increased 19.0% in 2004 and 5.1% in 2003, respectively.  The increase in 2004 was due to increased sales volume in both segments, price increases, contributions from new acquisitions, and a $15 million restructuring charge in 2003, offset by increased steel and other material costs, increased investment in brand building and selling initiatives, and increased freight costs.  The increase in 2003 is due to the additional week, strong sales volume in the hearth segment, and improved gross margins in both segments, offset by increased restructuring charges due to additional plant closures and consolidations, increased investment in brand building and selling initiatives, and increased freight costs.

Net Income

Net income increased 15.8% in 2004 and 7.4% in 2003, respectively.  Net income in 2004 was unfavorably impacted by an increase in the effective tax rate to 36.5% in 2004 from 35% in 2003 due to increased state taxes and a reduced benefit from federal and state tax credits.  Net income in 2003 was favorably impacted by increased interest income due to increased investments and decreased interest expense due to reduction in debt.  The Company anticipates that its tax rate will decrease approximately one percentage point in 2005 due to benefits resulting from the implementation of the American Jobs Creation Act of 2004, but is still in the process of evaluating the impact.  Net income per diluted share increased by 17.3% to $1.97 in 2004, and by 8.4% to $1.68 in 2003, respectively.  Net income per share was positively impacted $0.03 per share in 2004 by the Company’s share repurchase program.

Office Furniture

Office furniture comprised 75%, 74%, and 76% of consolidated net sales for 2004, 2003 and 2002, respectively.  Net sales for office furniture increased 20% in 2004 and 2% in 2003, respectively.  The increase in 2004 was due to approximately $117 million of sales from the Company’s 2004 acquisitions, $22 million of price increases, and increased market share gain.  The increase in 2003 is due to the increased week from the Company’s 52/53-week fiscal year.  The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) reported 2004 shipments up more than 5% and 2003 shipments down more than 4%.  The Company believes it was able to outperform the market by providing strong brands, innovative products and services and greater value to end-users.

Operating profit as a percent of sales was 9.9% in 2004, 10.0% in 2003, and 10.2% in 2002.  Included in 2003 were $15.2 million of net pre-tax charges related to the closure of two office furniture facilities, which impacted operating margins by 1.1 percentage points.  Included in 2002 were $3.0 million of restructuring charges, which impacted operating margins by 0.2 percentage points.  The decrease in operating margins in 2004 is due to approximately $56 million of higher steel and other material costs, additional investments in brand building and selling initiatives, and increased freight expense partially offset by the benefits of restructuring initiatives, rapid continuous improvement program and increased price realization.

Hearth Products

Hearth products sales increased 16% in 2004 and 9% in 2003, respectively.  The growth in 2004 and 2003 was attributable to strong housing starts, strengthening alliances with key distributors and dealers, as well as focused new product introductions.  Contributions from new acquisitions of $18 million and price increases of $13 million also contributed to the increase in 2004.

Operating profit as a percent of sales in 2004 was 11.9% compared to 12.1% and 10.8% in 2003 and 2002, respectively.  The decrease in operating margins in 2004 is mainly due to increased steel and freight costs.  The improved profitability in 2003 was the result of leveraging fixed costs over a higher sales volume and increased sales through company-owned distribution offset by increased freight costs and higher labor costs from increased use of overtime and temporary labor to meet record level of demand.

Liquidity and Capital Resources

During 2004, cash flow from operations was $194.3 million, which along with available cash and short-term investments and funds from stock option exercises under employee stock plans, provided the funds necessary to meet working capital needs, pay for strategic acquisitions, invest in capital improvements, repay long-term debt, repurchase common stock, and pay increased dividends.

Cash, cash equivalents, and short-term investments totaled $36.5 million at the end of 2004 compared to $204.2 million at the end of 2003 and $155.5 million at the end of 2002.  These remaining funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements, and internal growth.  The Company is not aware of any known trends or demands, commitments, events, or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Company places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Trade receivables at year-end 2004 increased from the prior year due to the Company’s new acquisitions and increased sales volume.  Trade receivable days outstanding have averaged approximately 36 to 38 days over the past three years.  The Company’s inventory turns were 21, 23, and 23 for 2004, 2003, and 2002, respectively.  The Company’s new acquisitions had a negative impact on inventory turns that is expected to improve as the Company’s just-in-time philosophy is integrated into these acquisitions.  The Company also is beginning to increase its imports of raw materials and finished goods which while reducing inventory turns does have a favorable impact on the total cost.

Investments

The Company has investments in investment grade equity and debt securities.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  Debt securities are classified as held-to-maturity and are stated at amortized cost.  The Company also made an investment in 2004 which is excluded from the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” due to the fact that the investment’s per unit value in a Master Fund is not readily available.  Therefore this investment is recorded at cost.  The weighted average cost method is used to determine realized gains and losses on the trade date.  A table of holdings as of year-end 2004, 2003 and 2002 is included in the Cash, Cash Equivalents, and Investments note included in the Consolidated Financial Statements.

Capital Expenditure Investments

Capital expenditures were $32.4 million in 2004, $34.8 million in 2003, and $25.9 million in 2002, respectively.  Expenditures during 2004, 2003, and 2002 have been consistently focused on machinery and equipment needed to support new products, process improvements, and cost savings initiatives.  Expenditures in 2003 also included the purchase from a related party of a previously leased hearth products plant for $3.6 million.  The Company anticipates capital expenditures for 2005 to be approximately 25 percent higher than previous years.

Acquisitions

During 2004, the Company completed three office furniture business acquisitions, two hearth products business acquisitions as well as the acquisition of a strategic sourcing entity for a combined purchase price of approximately $135 million.  Each of the transactions was paid in cash and the results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

On January 5, 2004, the Company acquired certain assets of Paoli, Inc., a subsidiary of Klaussner Furniture Industries, Inc.  Paoli is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representative sales and dealer networks.  On July 6, 2004, the Company acquired a controlling interest in Omni Remanufacturing, Inc.  Omni is comprised of two divisions — IntraSpec Solutions, a panel systems remanufacturer, and A&M Business Interior Services, an office furniture services company.  On December 9, 2004, the Company acquired certain assets of Architectural Installations Atlanta, Inc., an office furniture services company that operates as part of the Company’s subsidiary, Omni Remanufacturing, Inc.

On January 5, 2004, the Company also completed the acquisition of Hearth and Home Distributors of Delaware, Inc. a small hearth distributor.  On July 19, 2004, the Company completed the acquisition of

Edward George Company, a distributor of fireplaces, stone products, barbecues and other building materials throughout Illinois, Indiana, and Kentucky, and its affiliate, Wisconsin Fireplace Systems with locations in Wisconsin.

On October 4, 2004, the Company also acquired certain assets of Fullness International Corporation, a strategic sourcing entity.

Long-Term Debt

Long-term debt, including capital lease obligations, was 1% of total capitalization as of  January 1, 2005, 1% at January 3, 2004, and 2% at December 28, 2002.  The reduction in long-term debt during 2004 was due to the payment of convertible debentures related to a previous hearth acquisition.  The reductions in long-term debt during 2003 and 2002 were due to the retirement of Industrial Revenue Bonds.  The Company does not expect future capital resources to be a constraint on planned growth.  Additional borrowing capacity of $150 million, less amounts used for designated letters of credit, is available through a revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs.  Certain of the Company’s credit agreements include covenants that limit the assumption of additional debt and lease obligations.  The Company has been, and currently is, in compliance with the covenants related to the debt agreements.

Contractual Obligations

The following table discloses the Company’s obligations and commitments to make future payments under contracts:

Payments Due by Period

(In thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$2,860	233	205	86	2,336
Capital lease obligations	1,810	510	499	422	379
Operating leases	61,733	16,257	22,923	13,180	9,373
Transportation service contract	4,856	4,856	—	—	—
Purchase obligations	40,206	40,206	—	—	—
Other long-term obligations	13,562	1,054	1,794	412	10,302
Total	$125,027	63,116	25,421	14,100	22,390

Other long-term obligations include $8,762,000 of payments included in long-term liabilities, due to members who are participants in the Company’s salary deferral program and $4,800,000 related to the mandatory purchase of the remaining 20 percent interest in Omni Remanufacturing, Inc.  The amount of the remaining 20 percent payout is based on the value at the time of the purchase.  The ultimate obligation under this agreement will vary, based on the agreed upon formula for such obligation upon mandatory redemption in 2014.

Cash Dividends

Cash dividends were $0.56 per common share for 2004, $0.52 for 2003, and $0.50 for 2002.  Further, the Board of Directors announced a 10.7% increase in the quarterly dividend from $0.14 to $0.155 per common share effective with the March 1, 2005, dividend payment for shareholders of record at the close of business February 25, 2005.  The previous quarterly dividend increase was from $0.13 to $0.14, effective with the March 1, 2004, dividend payment for shareholders of record at the close of business on February 20, 2004.  A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  The average dividend payout percentage for the most recent three-year period has been 35% of prior year earnings.

Common Share Repurchases

During 2004, the Company repurchased 3,641,400 shares of its common stock at a cost of approximately $145.6 million, or an average price of $39.99.  The Board of Directors authorized an additional $100 million on May 4, 2004 and an additional $150 million on November 12, 2004, for repurchases of the

Company’s common stock.  As of January 1, 2005, approximately $145.7 million of this authorized amount remained unspent.  During 2003, the Company repurchased 762,300 shares of its common stock at a cost of approximately $21.5 million, or an average price of $28.22 per share.  During 2002, the Company repurchased 614,580 shares of its common stock at a cost of approximately $15.7 million, or an average price of $25.60 per share.

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

Looking Ahead

The Company continues to see strong growth trends in the overall office furniture and hearth products markets.  The Company is optimistic that its volumes will reflect the positive trends in the market and believes it will continue to gain market share.  Global Insight, BIFMA’s forecasting consultant is estimating U. S. office furniture shipments to increase 8.1% in 2005.  The housing market, a key indicator for the hearth industry, is expected to experience a slight decline from its record levels, but is expected to remain at healthy levels.

The Company has announced additional price increases necessitated by higher material costs that will become effective through the first half of 2005.  The Company expects the rate of material cost increases to moderate as the year progresses but will continue to experience a gap between cost and price realization during the first part of the year.

The Company remains focused on creating long-term shareholder value by growing its business through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement program to continue to build best total cost and a lean enterprise.

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

Because of the following risks, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods:

•                                          competition within the office furniture and fireplace industries, including competition from imported products and competitive pricing;

•                                          increases in the cost of raw materials, including steel, which is the Company’s largest raw material category;

•                                          the ability of the Company to realize financial benefits through price realization from its price increases;

•                                          increases in the cost of health care benefits provided by the Company;

•                                          reduced demand for the Company’s storage products caused by changes in office technology, including the change from paper record storage to electronic record storage;

•                                          the effects of economic conditions on demand for office furniture, customer insolvencies and related bad debts and claims against the Company that it received preferential payments;

•                                          changes in demand and order patterns from the Company’s customers, particularly its top ten customers, which represented approximately 36% of net sales in 2004;

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

•                                          the ability of the Company’s distributors and dealers to successfully market and sell the Company’s products;

•                                          the availability and cost of capital to finance planned growth; and

•                                          other risks, uncertainties, and factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

We caution the reader that the above list of factors may not be exhaustive.  The Company does not assume any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We are subject to interest rate risk on our investment portfolio.  In 2004, an interest rate movement of 10% from our actual 2004 weighted-average interest rate would not have had a significant effect on the value of our interest sensitive investments, financial position, results of operations and cash flows as 52% of the investment portfolio are investments with maturities of 90 days or less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report.

The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 1, 2005, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.   There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act as recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Item 15 under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively.

ITEM 9B.  OTHER INFORMATION

The following disclosure would otherwise have been required to have been filed on Form 8-K under the heading “Item 1.01 Entering into a Material Definitive Agreement.”

On November 12, 2004, pursuant to the approval of the Board of Directors of the Company, the Company appointed Stan A. Askren, in addition to his position as Chief Executive Officer of the Company, as Chairman of the Board of Directors and increased his annual compensation from $600,000 to $675,000 for the fiscal year ending December 31, 2005.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.  For information with respect to executive officers of the Company, see Part I, Table I “Executive Officers of the Registrant.”

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, and is incorporated herein by reference.

Code of Conduct

The Company has adopted a code of business conduct and ethics for directors, officers, and members (the “Code of Conduct”).  The Code of Conduct is available on the Company’s website at www.hnicorp.com/governance_guidelines.htm.  Shareholders may request a free copy of the Code of Conduct from:

                                HNI Corporation

                                Attention: Investor Relations

                                414 East Third Street

                                Muscatine, IA   52761

                                (563)264-7400

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at www.hnicorp.com/governance/governance.htm.  Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “Code of Conduct.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Election of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions “Election of Directors” and “Beneficial Owners of Common Stock” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.

See Part II, Item 5 of the report for information regarding “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

            (a) (1)          Financial Statements

            The following consolidated financial statements of HNI Corporation and Subsidiaries included in the Company’s 2004 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

		Page

Management Report on Internal Control Over Financial Reporting		35

Report of Independent Registered Public Accounting Firm		36

Consolidated Statements of Income for the Years Ended January 1, 2005;January 3, 2004; and December 28, 2002		38

Consolidated Balance Sheets – January 1, 2005; January 3, 2004; and December 28, 2002		39

Consolidated Statements of Shareholders’ Equity for the Years Ended January 1, 2005; January 3, 2004; and December 28, 2002		40

Consolidated Statements of Cash Flows for the Years Ended January 1, 2005; January 3, 2004; and December 28, 2002		41

Notes to Consolidated Financial Statements		42

Investor Information		63

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 15(d):

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 1, 2005; January 3, 2004; and December 28, 2002	65

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

            (b)   Reports on Form 8-K

The Company filed a periodic report on Form 8-K dated October 21, 2004, to furnish the Company’s earnings release for the third fiscal quarter ended October 2, 2004.  The Company filed a periodic report on Form 8-K dated November 15, 2004, to furnish the Company’s news releases announcing the retirement of Jack D. Michaels as Chairman of the Company and Stan A. Askren has assumed the role of Chairman and announcing the Board of Directors authorized an additional $150 million for the Company’s share repurchase program.  The Company filed a periodic report on Form 8-K dated December 20, 2004, to furnish the Company’s news release reaffirming negative steel impact for fourth quarter 2004.

            (c)   Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 66.  The following exhibits are filed herewith:

Exhibit

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

HNI Corporation

Date: February 28, 2005	By:	/s/ Stan A. Askren
Stan A. Askren
Chairman, President and CEO

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each Director whose signature appears below authorizes and appoints Stan A. Askren as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments and post-effective amendments to this report.

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 28, 2005
Stan A. Askren	Principal Executive Officer, and Director

/s/ Jerald K. Dittmer	Vice President, Chief Financial	February 28, 2005
Jerald K. Dittmer	Officer and Principal Accounting Officer

/s/ Miguel M. Calado	Director	February 28, 2005
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 28, 2005
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 28, 2005
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 28, 2005
John A. Halbrook

/s/ Dennis J. Martin	Director	February 28, 2005
Dennis J. Martin

/s/ Jack D. Michaels	Director	February 28, 2005
Jack D. Michaels

/s/ Larry B. Porcellato	Director	February 28, 2005
Larry B. Porcellato

Signature	Title	Date

/s/ Joseph Scalzo	Director	February 28, 2005
Joseph Scalzo

/s/ Abbie J. Smith	Director	February 28, 2005
Abbie J. Smith

/s/ Richard H. Stanley	Director	February 28, 2005
Richard H. Stanley

/s/ Brian E. Stern	Director	February 28, 2005
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 28, 2005
Ronald V. Waters, III

Management Report on Internal Control Over Financial Reporting

Management of HNI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  HNI Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those written policies and procedures that:

•                    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HNI Corporation;

•                    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of HNI Corporation are being made only in accordance with authorizations of management and directors of HNI Corporation; and

•                    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 1, 2005.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of January 1, 2005, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HNI Corporation:

We have completed an integrated audit of HNI Corporation’s (formerly HON INDUSTRIES Inc.) fiscal year 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Company”) at January 1, 2005, January 3, 2004, and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2005

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)

For the Years	2004	2003	2002
Net sales	$2,093,447	$1,755,728	$1,692,622
Cost of products sold	1,342,143	1,116,513	1,092,743
Gross profit	751,304	639,215	599,879
Selling and administrative expenses	572,006	480,744	454,189
Restructuring related charges	886	8,510	3,000
Operating income	178,412	149,961	142,690
Interest income	1,343	3,940	2,578
Interest expense	886	2,970	4,714
Income before income taxes	178,869	150,931	140,554
Income taxes	65,287	52,826	49,194
Net income	$113,582	$98,105	$91,360
Net income per common share – basic	$1.99	$1.69	$1.55
Weighted average shares outstanding – basic	57,127,110	58,178,739	58,789,851
Net income per common share – diluted	$1.97	$1.68	$1.55
Weighted average shares outstanding – diluted	57,577,630	58,545,353	59,021,071

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars and shares except par value)

As of Year-End	2004	2003	2002
Assets
Current Assets
Cash and cash equivalents	$29,676	$138,982	$139,165
Short-term investments	6,836	65,208	16,378
Receivables	234,731	181,459	181,096
Inventories	77,590	49,830	46,823
Deferred income taxes	14,639	14,329	10,101
Prepaid expenses and other current assets	11,107	12,314	11,491
Total Current Assets	374,579	462,122	405,054
Property, Plant, and Equipment	311,344	312,368	353,270
Goodwill	224,554	192,086	192,395
Other Assets	111,180	55,250	69,833
Total Assets	$1,021,657	$1,021,826	$1,020,552
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$253,958	$211,236	$252,145
Income taxes	6,804	5,958	3,740
Note payable and current maturities of long-term debt	646	26,658	41,298
Current maturities of other long-term obligations	4,842	1,964	1,497
Total Current Liabilities	266,250	245,816	298,680
Long-Term Debt	2,627	2,690	8,553
Capital Lease Obligations	1,018	1,436	1,284
Other Long-Term Liabilities	40,045	24,262	28,028
Deferred Income Taxes	42,554	37,733	37,114
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value
Authorized: 2,000
Issued: None
Common stock - $1 par value	55,303	58,239	58,374
Authorized: 200,000
Issued and outstanding 2004-55,303;2003-58,239; 2002-58,374
Additional paid-in capital	6,879	10,324	549
Retained earnings	606,632	641,732	587,731
Accumulated other comprehensive income	349	(406)	239
Total Shareholders’ Equity	669,163	709,889	646,893
Total Liabilities and Shareholders’ Equity	$1,021,657	$1,021,826	$1,020,552

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance, December 29, 2001	$58,673	$891	$532,555	$561	$592,680

Comprehensive income:
Net income			91,360		91,360
Other comprehensive income(loss)				(322)	(322)
Comprehensive income					91,038

Cash dividends			(29,386)		(29,386)
Common shares — treasury:
Shares purchased	(614)	(8,324)	(6,798)		(15,736)
Shares issued under Members’ Stock
Purchase Plan and stock awards	315	7,982			8,297

Balance, December 28, 2002	58,374	549	587,731	239	646,893

Comprehensive income:
Net income			98,105		98,105
Other comprehensive income(loss)				(645)	(645)
Comprehensive income					97,460

Cash dividends			(30,299)		(30,299)
Common shares — treasury:
Shares purchased	(762)	(6,945)	(13,805)		(21,512)
Shares issued under Members’ Stock
Purchase Plan and stock awards	627	16,720			17,347

Balance, January 3, 2004	58,239	10,324	641,732	(406)	709,889

Comprehensive income:
Net income			113,582		113,582
Other comprehensive income(loss)				755	755
Comprehensive income					114,337

Cash dividends			(32,023)		(32,023)
Common shares — treasury:
Shares purchased	(3,642)	(25,303)	(116,659)		(145,604)
Shares issued under Members’ Stock
Purchase Plan and stock awards	706	21,858			22,564

Balance, January 1, 2005	$55,303	$6,879	$606,632	$349	$669,163

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years	2004	2003	2002
Net Cash Flows From (To) Operating Activities:
Net income	$113,582	$98,105	$91,360
Noncash items included in net income:
Depreciation and amortization	66,703	72,772	68,755
Other postretirement and post-employment benefits	1,874	2,166	2,246
Deferred income taxes	708	(3,314)	2,321
Loss on sales, retirements and impairments of property, plant and equipment	1,394	5,415	8,976
Stock issued to retirement plan	5,990	4,678	5,750
Other — net	1,947	391	2,613
Changes in working capital, excluding acquisition and disposition:
Receivables	(26,960)	1,006	(19,414)
Inventories	(9,409)	(3,004)	2,348
Prepaid expenses and other current assets	(145)	1,508	2,431
Accounts payable and accrued expenses	25,990	(35,288)	37,857
Income taxes	846	2,218	(2,370)
Increase (decrease) in other liabilities	11,736	(5,379)	(482)
Net cash flows from (to) operating activities	194,256	141,274	202,391
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(32,417)	(34,842)	(25,885)
Proceeds from sale of property, plant and equipment	2,968	1,808	—
Capitalized software	(3,383)	(2,666)	(65)
Acquisition spending, net of cash acquired	(134,848)	—	—
Additional purchase consideration	—	(5,710)
Short-term investments — net	60,949	(49,326)	(16,377)
Purchase of long-term investments	(24,496)	(5,742)	(22,493)
Sales or maturities of long-term investments	16,858	15,000	—
Other — net	(350)	—	924
Net cash flows from (to) investing activities	(114,719)	(81,478)	(63,896)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(145,604)	(21,512)	(15,736)
Proceeds from long-term debt	—	761	825
Payments of note and long-term debt	(26,795)	(20,992)	(35,967)
Proceeds from sale of HNI Corporation common stock	15,579	12,063	2,096
Dividends paid	(32,023)	(30,299)	(29,386)
Net cash flows from (to) financing activities	(188,843)	(59,979)	(78,168)
Net increase (decrease) in cash and cash equivalents	(109,306)	(183)	60,327
Cash and cash equivalents at beginning of year	138,982	139,165	78,838
Cash and cash equivalents at end of year	$29,676	$138,982	$139,165
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$883	$3,408	$5,062
Income taxes	$59,938	$53,855	$48,598

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nature of Operations

HNI Corporation (formerly HON INDUSTRIES Inc.) with its subsidiaries (the “Company”), is a provider of office furniture and hearth products. Both industries are reportable segments; however, the Company’s office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, warehouse clubs, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include electric, wood-, pellet-, and gas-burning factory-built fireplaces, fireplace inserts, stoves, and gas logs. These products are sold through a national system of dealers, wholesalers, large regional contractors, and Company-owned retail outlets. The Company’s products are marketed predominantly in the United States and Canada. The Company exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End

The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2004 ended on January 1, 2005; 2003 ended on January 3, 2004; and 2002 ended on December 28, 2002. The financial statements for fiscal year 2003 are based on a 53-week period, fiscal years 2004 and 2002 are on a 52-week basis.

Cash, Cash Equivalents and Investments

Cash and cash equivalents generally consist of cash, money market accounts, and debt securities.  These securities have original maturity dates not exceeding three months from date of purchase.  The Company has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  Debt securities are classified as held-to-maturity and are stated at amortized cost.  The specific identification method is used to determine realized gains and losses on the trade date.  Short-term investments include municipal bonds, money market preferred stock and U.S. treasury notes.  Long-term investments include U.S. government securities, municipal bonds, certificates of deposit and asset-and mortgage-backed securities.  During 2004, the Company sold all of its available-for-sale securities to fund acquisitions and to move its investments to a Master Fund.  The Company realized losses of approximately $0.8 million.  The Company has an investment which is excluded from the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” due to the fact that the investment’s per unit value in a Master Fund is not readily available.  Therefore, this investment is recorded at cost.  The weighted average cost method is used to determine realized gains and losses on the trade date.

At January 1, 2005, January 3, 2004, and December 28, 2002, cash, cash equivalents and investments consisted of the following (cost approximates market value):

Year-End 2004 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Municipal bonds	$—	$2,400	$—
Certificates of deposit	—	—	400
Investment in Master Fund	—	4,436	20,187
Cash and money market accounts	29,676	—	—
Total	$29,676	$6,836	$20,587

Year-end 2003 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Municipal bonds	$31,000	$—	$2,396
U.S. government securities	—	—	—
Certificates of deposit	—	—	400
Available-for-sale securities
U.S. treasury notes	—	4,259	—
Asset and mortgage- backed securities	—	60,949	12,835
Cash and money market accounts	107,982	—	—
Total	$138,982	$65,208	$15,631

Year-end 2002 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Municipal bonds	$82,300	$1,900	$5,396
U.S. government securities	—	—	11,995
Certificates of deposit	—	—	400
Available-for-sale securities
U.S. treasury notes	—	3,478	—
Money market preferred stock	—	11,000	—
Asset and mortgage- backed securities	—	—	7,098
Cash and money market accounts	56,865	—	—
Total	$139,165	$16,378	$24,889

Receivables

Accounts receivable are presented net of an allowance for doubtful accounts of $11,388,000, $10,859,000, and $9,570,000, for 2004, 2003, and 2002, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories

The Company values 80% of its inventory by the last-in, first-out (LIFO) method.  Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.  The reserves for excess and obsolete inventory were $7.7 million, $5.7 million, and $5.9 million at year-end 2004, 2003, and 2002, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Asset impairment charges recorded in connection with the Company’s restructuring activities are discussed in the Restructuring Related Charges note.  These assets included real estate, manufacturing equipment and certain other fixed assets .  The Company’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Company is constantly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.  The Company recorded losses on the disposal of assets in the amount of approximately $1 million and $5 million during 2003 and 2002, respectively, as a result of its RCI initiatives.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of reporting units exceeds their carrying value, so no impairment of goodwill was recognized.  Management’s assumptions about future cash flows for the reporting units requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

The Company also determines the fair value of indefinite lived trademarks on an annual basis or whenever indications of impairment exist.  The Company has evaluated its trademarks for impairment and has determined that the fair market value of the trademarks exceeds the carrying values, so no impairment was recognized.

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

(In thousands)	2004	2003	2002
Balance at the beginning of the period	$8,926	$8,405	$5,632
Accrual assumed from acquisition	688	—	—
Accruals for warranties issued during the period	10,486	7,907	6,542
Accrual related to pre-existing warranties	1,054	629	2,686
Settlements made during the period	(10,360)	(8,015)	(6,455)
Balance at the end of the period	$10,794	$8,926	$8,405

Revenue Recognition

Revenue is normally recognized upon shipment of goods to customers.  In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sales agreement.  Revenue includes freight charged to customers; related costs are in selling and administrative expense.  Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements that are subject to interpretation.  Customer sales that reach certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $29,809,000 in 2004, $25,791,000 in 2003, and $25,849,000 in 2002.

Stock-Based Compensation

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby stock-based employee compensation is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation.

(In thousands, except for per share data)	2004	2003	2002
Net income, as reported	$113.6	$98.1	$91.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.0)	(3.0)	(2.2)

Pro forma net income	$108.6	$95.1	$89.2

Earnings per share:
Basic-as reported	$1.99	$1.69	$1.55
Basic-pro forma	$1.90	$1.64	$1.52

Diluted-as reported	$1.97	$1.68	$1.55
Diluted-pro forma	$1.89	$1.62	$1.51

Increase in expense in 2004 and 2003 is due to accelerated vesting upon the retirement of plan participants.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowance for doubtful accounts, inventory reserves, marketing program accruals, warranty accruals, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Self-Insurance

The Company is partially self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  The Company’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes.  Also, in the period of adoption and after, companies record compensation based on the modified prospective method.  SFAS No. 123(R) is effective for periods beginning after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) on July 3, 2005, the beginning of its third fiscal quarter and to use the modified prospective method.  Based on adopting SFAS No. 123(R) on July 3, 2005 and using the modified prospective method, the Company estimates that total stock-based compensation expense net of related tax effects, will be approximately $0.9 million for the year-ending December 31, 2005.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 150, “Inventory Costs.”  SFAS No. 150 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 150 is effective for fiscal years beginning after June 15, 2005.  The Company intends to adopt SFAS No. 150 on January 1, 2006, the beginning of its 2006 fiscal year.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial statements.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”).  FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 4, 2004.  The Company has determined that the benefits provided by the Company’s plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on percentage of the cost of the plan that the Company provides.  Therefore, the adoption of FSP 106-2 did not have an impact on the Company’s financial statements during 2004.  The Company will continue to monitor the effect as regulations evolve regarding actuarial equivalency.

In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (“FIN 46R”), a revision to Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R was effective at the end of the first interim period ending after March 15, 2004.    The Company adopted FIN 46R on April 3, 2004 and it did not have an impact on the Company’s financial statements.

Restructuring Related Charges

During 2003, as a result of the Company’s business simplification and cost reduction strategies, the Company closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations.  Charges for the closures during 2003 totaled $15.7 million which consisted of $6.7 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.4 million of severance and $5.6 million of facility exit, production relocation, and other costs which were recorded as restructuring costs.  A total of 316 members were terminated and received severance due to these shutdowns.  In connection with those shutdowns, the Company incurred $1.2 million of current period charges during 2004.  The Company also reduced the restructuring charge recorded in 2003 by approximately $0.3 million related to its Milan,

Tennessee facility during 2004.  The reduction was due to the fact that the Company was able to exit a lease with the lessor at more favorable terms than previously estimated. The closures and consolidation are complete.

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

During the second quarter of 2001, the Company recorded a pretax charge of $24.0 million or $0.26 per diluted share for a restructuring plan that involved consolidating physical facilities, discontinuing low-volume product lines, and reductions of workforce.  Included in the charge was the closedown of three of its office furniture facilities located in Williamsport, Pennsylvania; Tupelo, Mississippi; and Santa Ana, California.  Approximately 500 members were terminated and received severance due to the closedown of these facilities.  During the second quarter of 2002, a restructuring credit of approximately $2.4 million was taken back into income relating to this charge.  This was mainly due to the fact that the Company was able to exit a lease with a lessor at more favorable terms than originally estimated and the Company’s ability to minimize the number of members terminated as compared to the original plan.

The following table details the change in restructuring reserve for the last three years:

		Facility	Asset
	Severance	Termination &	Impairment
(In thousands)	Costs	Other Costs	Write-downs	Total
Restructuring reserve
at December 29, 2001	$768	$1,949	$—	$2,717
Restructuring charge	737	3,328	1,300	5,365
Restructuring credit	(852)	(1,513)	—	(2,365)
Cash payments	(653)	(1,577)	—	(2,230)
Charge against assets	—	—	(1,300)	(1,300)
Restructuring reserve
at December 28, 2002	$—	$2,187	$—	$2,187
Restructuring charges	3,438	5,622	—	9,060
Restructuring credit	—	(550)	—	(550)
Cash payments	(3,104)	(6,159)	—	(9,263)
Restructuring reserve
at January 3, 2004	$334	$1,100	$—	$1,434
Restructuring charges	42	1,147	—	1,189
Restructuring credit	(31)	(272)	—	(303)
Cash payments	(345)	(1,975)	—	(2,320)
Restructuring reserve
at January 1, 2005	$—	$—	$—	$—

Business Combinations

On January 5, 2004, the Company acquired certain assets of Paoli, Inc., a subsidiary of Klaussner Furniture Industries, Inc.  Paoli Inc. is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representatives sales and dealer networks located in Orleans, Indiana.

On July 6, 2004, the Company acquired a controlling interest in Omni Remanufacturing, Inc.  Omni Remanufacturing, Inc. is comprised of two divisions — IntraSpec Solutions, a panel systems re-manufacturer, and A&M Business Interior Services, an office furniture services company.  The Company acquired 80 percent of the common stock of Omni Remanufacturing, Inc. and the ability to call the remaining 20 percent of the shares on or after the fiscal year end 2009.  The Company must exercise its call on or before the end of fiscal year end 2014.  SFAS No. 150 “Accounting for Certain

Financial Instruments with Characteristics of both Liabilities and Equity” requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  It also requires that mandatorily redeemable financial instruments be measured at fair value.  Therefore, the Company has recorded a liability for the remaining 20 percent of the shares at fair value.

On July 19, 2004, the Company completed the acquisition of Edward George Company, a distributor of fireplaces, stone products, barbecues, and other building materials throughout Illinois, Indiana, and Kentucky, and its affiliate, Wisconsin Fireplace Sysems with locations in Wisconsin.

The consideration for each of these transactions was paid in cash.  The results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

The purchase price and allocation for each of these acquisitions is shown below.

(In thousands)	Paoli	Omni	Edward George
Purchase price	$81,130	$18,654	$27,705
Preliminary allocation of
Purchase price:
Current assets	$27,304	$5,414	$12,422
Property, plant and equipment	26,455	1,649	831
Other assets		8
Intangible assets	26,330	12,680	9,270
Goodwill	9,188	11,831	9,218
Total assets acquired	89,277	31,582	31,741
Current liabilities	8,147	4,492	4,036
Deferred tax liability		3,636
Other liabilities		4,800
Net assets acquired	$81,130	$18,654	$27,705

Of the $26.3 million of acquired intangible assets from the Paoli acquisition, $18.3 million was assigned to registered trademarks that are not subject to amortization.  The remaining $8.0 million of acquired intangible assets have a weighted-average useful life of approximately 15 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $5.4 million (19-year weighted-average useful life), patents and proprietary technology of $2.4 million (8-year weighted-average useful life), and other assets of $0.2 million (3-year weighted-average useful life).  The $9.2 million of goodwill was assigned to the office furniture segment and is deductible for income tax purposes.

Assuming the acquisition of Paoli Inc. had occurred on December 29, 2002, the beginning of the Company’s 2003 fiscal year, instead of the actual date reported above, the Company’s unaudited pro forma consolidated net sales would have been approximately $1.9 billion.  Unaudited pro forma consolidated net income would have been $103.8 million or $1.77 per diluted share.  Pro forma results are not shown for the remaining acquisitions as they were deemed immaterial by management.

Of the $12.7 million of acquired intangible assets from the Omni acquisition, $2.8 million was assigned to registered trademarks that are not subject to amortization.  The remaining $9.9 million of acquired intangible assets have a weighted-average useful life of approximately 9 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $6.9 million (10-year weighted-average useful life), computer software of $1.6 million (7-year weighted-average useful life), and other assets of $1.4 million (6-year weighted-average useful life).  The $11.8 million of goodwill was assigned to the office furniture segment and is not deductible for income tax purposes.

The acquired intangible assets from the Edward George acquisition of $9.3 million have a weighted-average useful life of approximately 13 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  The intangible assets that make up that amount include customer relationships of $8.8 million (14-year weighted-average useful life) and other assets of $0.5 million (2-year weighted-average useful life).  The $9.2 million of goodwill was assigned to the hearth products segment and is deductible for income tax purposes.

The Company also completed the acquisition of a small office furniture services company, a small hearth distributor and a strategic sourcing entity during 2004.  The combined purchase price for these acquisitions totaled approximately $8.5 million.  There is approximately $5.4 million of intangibles associated with these acquisitions with estimated useful lives ranging from one to ten years.  There is approximately $2.2 million of goodwill associated with these acquisitions of which $0.9 million was assigned to the office furniture segment and $1.3 million was assigned to the hearth products segment.  All goodwill is deductible for income tax purposes.

Inventories

(In thousands)	2004	2003	2002
Finished products	$52,796	$31,407	$30,747
Materials and work in process	40,712	28,287	26,266
LIFO reserve	(15,918)	(9,864)	(10,190)
	$77,590	$49,830	$46,823

Property, Plant, and Equipment
(In thousands)	2004	2003	2002
Land and land improvements	$26,042	$23,065	$21,566
Buildings	234,421	211,005	208,124
Machinery and equipment	512,544	495,901	494,354
Construction and equipment
installation in progress	13,686	9,865	10,227
	786,693	739,836	734,271
Less: allowances for depreciation	475,349	427,468	381,001
	$311,344	$312,368	$353,270

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on December 30, 2001, the beginning of its 2002 fiscal year.  Pursuant to this standard, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded.  Also pursuant to the standard, the Company has ceased recording of goodwill and indefinite-lived intangibles amortization in 2002.

The Company also owns trademarks having a net value of $29.2 million as of January 1, 2005, and $8.1 million as of January 3, 2004 and December 28, 2002.  The fair value of the trademarks exceeds the carrying value of the trademarks and thus, no impairment was recorded.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Company ceased amortizing the trademarks in 2002.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Company’s consolidated balance sheets:

(In thousands)	2004	2003	2002
Patents	$18,820	$16,450	$16,450
Customer lists and other	54,702	26,076	26,076
Less: accumulated amortization	21,785	16,671	13,980
Net intangible assets	$51,737	$25,855	$28,546

Amortization expense for definite-lived intangibles for 2004, 2003, and 2002, was $5,114,500, $2,690,100, and $2,690,100, respectively.  Amortization expense is estimated to range between $3.8 and $6.2 million per year over the next five years.

The changes in the carrying amount of goodwill since December 29, 2001, are as follows by reporting segment:

	Office	Hearth
(In thousands)	Furniture	Products	Total
Balance as of December 29, 2001	$43,611	$143,083	$186,694
(after SFAS No. 142 reclassification)
Goodwill increase during period	—	5,710	5,710
Net goodwill disposed of
during period	—	(9)	(9)
Balance as of December 28, 2002	$43,611	$148,784	$192,395
Adjustment for a prior acquisition	—	(309)	(309)
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill increase during period	21,920	10,548	32,468
Balance as of January 1, 2005	$65,531	$159,023	$224,554

The goodwill increase in 2002 relates to additional purchase consideration associated with debentures issued in connection with a prior acquisition.  The decrease in goodwill in 2003 is due to an adjustment relating to a prior acquisition.  The goodwill increase in 2004 relates to acquisitions during the year.  See Business Combinations note.

Accounts Payable and Accrued Expenses

(In thousands)	2004	2003	2002
Trade accounts payable	$75,884	$44,295	$66,204
Compensation	25,722	22,803	20,686
Profit sharing and retirement expense	30,516	30,365	26,788
Vacation pay	13,095	13,745	14,095
Marketing expenses	50,939	44,795	59,224
Casualty self-insurance expense	6,802	9,385	10,973
Other accrued expenses	51,000	45,848	54,175
	$253,958	$211,236	$252,145

Long-Term Debt
(In thousands)	2004	2003	2002
Industrial development revenue
bonds, various issues, payable
through 2018 with interest
at 1.49-5.40% per annum	$2,300	$2,300	$7,938
Convertible debentures
payable to individuals,
with interest
at 5.5% per annum	—	26,130	40,443
Other notes and amounts	560	503	736
Total debt	2,860	28,933	49,117
Less: current portion	233	26,243	40,564
Long-term debt	$2,627	$2,690	$8,553

Aggregate maturities of long-term debt are as follows:

(In thousands)
2005	$233
2006	164
2007	41
2008	42
2009	44
Thereafter	$2,336

The convertible debentures were payable to the former owners of businesses that were acquired by the Company.  Following the acquisition some of these individuals continued as members of the Company.  The convertible debentures were convertible into cash.  The debentures contained certain conversion features that are recorded as earned.  During 2003, the Company recorded approximately $3 million of appreciation on these debentures.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Company has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Company’s outstanding long-term debt obligations at year-end 2004 approximates the recorded aggregate amount.

Selling and Administrative Expenses

(In thousands)	2004	2003	2002
Freight expense for shipments
to customers	$132,866	$105,933	$98,876
Amortization of
intangible and other assets	8,521	4,625	4,317
Product development costs	29,809	25,791	25,849
Other selling and
administrative expenses	400,810	344,395	325,147
	$572,006	$480,744	$454,189

Income Taxes

Significant components of the provision for income taxes are as follows:

(In thousands)	2004	2003	2002
Current:
Federal	$60,425	$49,721	$38,966
State	5,976	4,159	3,473
	66,401	53,880	42,439
Deferred	(1,114)	(1,054)	6,755
	$65,287	$52,826	$49,194

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal
tax effect	2.2	1.8	1.6
Credit for increasing research
activities	(0.6)	(2.0)	(1.6)
Extraterritorial income exclusion	(0.3)	(0.5)	(1.0)
Other — net	0.2	0.7	1.0
Effective tax rate	36.5%	35.0%	35.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2004	2003	2002
Net long-term
deferred tax liabilities:
Tax over book depreciation	$(25,549)	$(28,103)	$(34,398)
OPEB obligations	1,770	182	3,581
Compensation	5,697	4,912	3,821
Goodwill	(24,362)	(18,044)	(14,173)
Other — net	(110)	3,320	4,055
Total net long-term
deferred tax liabilities	(42,554)	(37,733)	(37,114)
Net current deferred tax assets:
Workers’ compensation,
general, and product
liability accruals	1,731	298	1,517
Vacation accrual	4,588	4,754	4,617
Inventory differences	4,304	4,343	5,101
Plant closing accruals	—	528	821
Deferred income	(6,238)	(5,462)	(3,820)
Warranty accruals	3,504	2,886	2,369
Other — net	6,750	6,982	(504)
Total net current
deferred tax assets	14,639	14,329	10,101
Net deferred tax
(liabilities) assets	$(27,915)	$(23,404)	$(27,013)

On October 2, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective rate for fiscal years 2005 and 2006 of approximately one percentage point.

Under the guidance in FASB Staff  Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in FASB Statement No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the tax return.

Shareholders’ Equity and Earnings Per Share

	2004	2003	2002
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	55,303,323	58,238,519	58,373,607
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Company purchased 3,641,400; 762,300; and 614,580 shares of its common stock during 2004, 2003, and 2002, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	2004	2003	2002
Numerators:
Numerators for both basic and diluted EPS net income	$113,582,000	$98,105,000	$91,360,000
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	57,127,110	58,178,739	58,789,851
Potentially dilutive shares from stock option plans	450,520	366,614	231,220

Denominator for diluted EPS	57,577,630	58,545,353	59,021,071

Earnings per share — basic	$1.99	$1.69	$1.55
Earnings per share — diluted	$1.97	$1.68	$1.55

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2004, 2003 and 2002, because the option prices were greater that the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for 2004 was 25,000 with a range of per share exercise prices of $42.15 -  $42.98; for 2003 was 20,000 with a range of per share exercise prices of $42.49 - $42.98 and for 2002 was 30,000 with a range of per share exercise prices of $28.25 - $32.22.

Components of other comprehensive income (loss) consist of the following:

(In thousands)	2004	2003	2002
Foreign currency translation
adjustments - net of tax	$348	$45	$—
Change in unrealized gains(losses)
on marketable securities -
net of tax	407	(690)	(322)
Other comprehensive
income (loss)	$755	$(645)	$(322)

In May 1997, the Company registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors.  This plan permits the Company to issue to its non-employee directors options to purchase shares of Company common stock, restricted stock of the Company, and awards of Company stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Company common stock. During 2004, 2003, and 2002; 10,738; 10,922; and 11,958; shares of Company common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

(In dollars)	2004	2003	2002
Common shares	$.56	$.52	$.50

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan.  Under the plan, 800,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours a week.  The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date.  No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his/her gross earnings or a maximum fair value of $25,000 in any calendar year.  During 2004, 73,921 shares of common stock were issued under the plan at an average price of $34.96.  During 2003, 79,237 shares of common stock were issued under the plan at an average price of $29.25.  During 2002, 47,419 shares of common stock were issued under the plan at an average price of $22.58.  An additional 599,423 shares were available for issuance under the plan at January 1, 2005.  This plan replaced the 1994 Members’ Stock Purchase Plan.  Under this plan, during 2002, 43,388 shares at an average price of $23.63 were issued.

The Company has a shareholders’ rights plan which will expire August 20, 2008. The plan becomes operative if certain events occur involving the acquisition of 20% or more of the Company’s common stock by any person or group in a transaction not approved by the Company’s Board of Directors. Upon the occurrence of such an event, each right entitles its holder to purchase an amount of common stock of the Company with a market value of $400 for $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Company. The Company has reserved preferred shares necessary for issuance should the rights be exercised.

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

Stock-Based Compensation

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

The weighted-average fair value of options granted during 2004, 2003, and 2002 estimated on the date of grant using the Black-Scholes option-pricing model was $17.70, $10.74, and $11.74, respectively.  The fair value of 2004, 2003, and 2002 options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.2% to 2.0%, expected volatility of 34.8% to 38.4%, risk-free interest rate of 4.2% to 5.3%, and an expected life of 10 years.

The status of the Company’s stock option plans is summarized below:

	Number of	Weighted-Average
	Shares	Exercise Price
Outstanding at
December 29, 2001	1,130,250	$22.32
Granted	290,000	25.77
Exercised	—	—
Forfeited	(17,000)	21.69
Outstanding at
December 28, 2002	1,403,250	$23.03
Granted	446,500	26.78
Exercised	(362,000)	23.10
Forfeited	(18,500)	23.57
Outstanding at
January 3, 2004	1,469,250	$24.15
Granted	340,900	39.59
Exercised	(448,500)	22.33
Forfeited	(53,200)	27.61
Outstanding at
January 1, 2005	1,308,450	$28.65
Options exercisable at:
January 1, 2005	604,750	$27.56
January 3, 2004	202,250	25.47
December 28, 2002	156,250	25.02

The following table summarizes information about fixed stock options outstanding at January 1, 2005:

				Options
Options Outstanding				Exercisable

				Number
		Weighted-Average	Weighted-	Exercisable
Range of	Number	Remaining	Average	at January 1,
Exercise Prices	Outstanding	Contractual Life	Exercise Price	2005
$24.50	7,000	2.4 years	$24.50	7,000
$32.22	20,000	3.1 years	$32.22	20,000
$23.47	58,750	4.1 years	$23.47	58,750
$18.31- $26.69	159,000	5.5 years	$19.63	134,000
$23.32	113,500	6.1 years	$23.32	—
$25.75- $25.77	232,000	7.1 years	$25.77	85,000
$25.50 - $42.98	385,500	8.2 years	$26.93	150,000
$37.57 - $42.15	332,700	9.2 years	$39.58	150,000

Retirement Benefits

The Company has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Company’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $27,256,000, $26,489,000, and $23,524,000 in 2004, 2003, and 2002, respectively.

The Company sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Company’s funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $0, $176,000, and $0 for 2004, 2003, and 2002, respectively. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Company also participates in a multi-employer plan, which provides defined benefits to certain of the Company’s union employees. Pension expense for this plan amounted to $322,000, $309,000, and $309,000, in 2004, 2003, 2002, respectively.

Postretirement Health Care

In accordance with the guidelines of revised SFAS No.132, “Disclosures about Pensions and other Postretirement Benefits,” the following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Company’s balance sheet at:

(In thousands)	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$18,331	$17,617	$17,351
Service cost	284	249	398
Interest cost	1,066	1,105	1,091
Benefits paid	(1,780)	(1,206)	(1,356)
Actuarial (gain) or loss	1,057	566	133
Benefit obligation at end of year	$18,958	$18,331	$17,617

Change in plan assets
Fair value at beginning of year	$10,250	$—	$—
Actual return on assets	112	—	—
Employer contributions	195	11,456	1,356
Benefits paid	(1,780)	(1,206)	(1,356)
Fair value at end of year	$8,777	$10,250	$—

Reconciliation of funded status
Funded status	$(10,181)	$(8,081)	$(17,617)
Unrecognized actuarial (gain) or loss	2,340	1,105	539
Unrecognized transition obligation or (asset)	4,780	5,361	5,942
Unrecognized prior service cost	892	1,122	1,352
Net amount recognized at year-end	$(2,169)	$(493)	$(9,784)

Amounts recognized in the statement of
financial position consist of:

Accrued benefit liability	$(2,169)	$(493)	$(9,784)

Net amount recognized at year-end,
included in other liabilities	$(2,169)	$(493)	$(9,784)

Estimated Future Benefit Payments (In thousands)
Fiscal 2005	$1,166
Fiscal 2006	1,174
Fiscal 2007	1,201
Fiscal 2008	1,251
Fiscal 2009	1,271
Fiscal 2010 — 2014	6,918

Expected Contributions During Fiscal 2005
Total	$0

Plan Assets — Percentage of Fair Value by Category

	2004	2003
Equity	0%	0%
Debt	0%	0%
Other	100%	100%
Total	100%	100%

The Company invests these funds in high-grade money market instruments.  Prior to 2003 the plan was not funded.

The discount rates at fiscal year-end 2004, 2003, and 2002, were 5.75%, 6.0%, and 6.5%, respectively. The Company payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on Company cost.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”).  The Company adopted FSP 106-2 on July 4, 2004.  The Company has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Company provides.  Therefore, the adoption of FSP 106-2 did not have an impact on the Company’s financial statements during 2004.  The Company will continue to monitor the effect as regulations evolve regarding actuarial equivalency.

Leases

The Company leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2004 are as follows:

	Capitalized	Operating
(In thousands)	Leases	Leases
2005	$510	$16,257
2006	284	13,104
2007	215	9,819
2008	211	7,281
2009	211	5,899
Thereafter	379	9,373
Total minimum lease payments	$1,810	$61,733
Less: amount representing interest	379
Present value of net minimum
lease payments, including
current maturities of $413	$1,431

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2004	2003	2002
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	196	196	196
Office equipment	761	761	—
	4,256	4,256	3,495
Less: allowances for
depreciation	3,307	2,879	2,514
	$949	$1,377	$981

Rent expense for the years 2004, 2003, and 2002, amounted to approximately $16,097,000, $13,592,000, and 13,683,000, respectively. The Company has an operating lease for a production facility with annual rentals totaling approximately $353,000 with a corporation in which the minority owner of one of the Company’s consolidated subsidiaries is an investor.  Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $241,000, $313,000, and $787,000, for the years 2004, 2003, and 2002, respectively.

Guarantees, Commitments and Contingencies

During the second quarter ended June 28, 2003, the Company entered into a one-year financial agreement for the benefit of one of its distribution chain partners which has been extended.  The maximum financial exposure assumed by the Company as a result of this arrangement is currently $2.3 million which is 100% secured by collateral.  In accordance with the provisions of FIN 45, the Company has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Company utilizes letters of credit in the amount of $20 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Company is contingently liable for future minimum payments totaling $4.9 million under a transportation service contract.  The transportation agreement is for a three-year period and is automatically renewable for periods of one year unless either party gives sixty-days written notice of its intent to terminate at the end of the original three-year term or any subsequent term.  The minimum payment is $4.9 million in 2005.

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

Significant Customer

One office furniture customer accounted for approximately 13%, 13% and 14% of consolidated net sales in 2004, 2003 and 2002, respectively.

Operating Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the Company as being in two operating segments: office furniture and hearth products, with the former being the principal segment.  The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured electric, gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

The Company’s hearth products segment is somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2004, 54% of consolidated net sales of hearth products were generated in the third and fourth quarters.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2004, 2003, and 2002, is as follows:

(In thousands)	2004	2003	2002
Net sales:
Office furniture	$1,570,777	$1,304,054	$1,279,059
Hearth products	522,670	451,674	413,563
	$2,093,447	$1,755,728	$1,692,622
Operating profit:
Office furniture(a)	$154,896	$130,080	$130,014
Hearth products	62,158	54,433	44,852
Total operating profit	217,054	184,513	174,866
Unallocated corporate expenses	(38,185)	(33,582)	(34,312)
Income before income taxes	$178,869	$150,931	$140,554
Depreciation and amortization expense:
Office furniture	$45,737	$54,121	$48,546
Hearth products	15,061	13,599	13,993
General corporate	5,905	5,052	6,216
	$66,703	$72,772	$68,755
Capital expenditures:
Office furniture	$18,635	$17,619	$17,183
Hearth products	13,878	12,577	6,132
General corporate	3,287	7,312	2,570
	$35,800	$37,508	$25,885
Identifiable assets:
Office furniture	$570,294	$452,350	$494,559
Hearth products	338,602	303,811	305,326
General corporate	112,761	265,665	220,667
	$1,021,657	$1,021,826	$1,020,552

(a)Included in operating profit for the office furniture segment are pretax charges of $0.9 million, $8.5 million, and $3.0 million for closing of facilities and impairment charges in 2004, 2003, and 2002, respectively.

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

Year-End 2004:	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net sales	$464,037	$508,605	$573,457	$547,348
Cost of products sold	294,275	324,984	367,835	355,049
Gross profit	169,762	183,621	205,622	192,299
Selling and administrative expenses	134,580	142,579	147,594	147,253
Restructuring related charges	520	215	135	16
Operating income	34,662	40,827	57,893	45,030
Interest income (expense) — net	355	120	(29)	11
Income before income taxes	35,017	40,947	57,864	45,041
Income taxes	12,606	15,121	21,120	16,440
Net income	$22,411	$25,826	$36,744	$28,601
Net income per common share — basic	$.38	$.45	$.65	$.52
Weighted-average common shares
outstanding — basic	58,240	57,943	56,192	55,511
Net income per common share — diluted	$.38	$.44	$.65	$.51
Weighted-average common shares
Outstanding — diluted	58,690	58,378	56,635	55,897
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.6	36.1	35.9	35.1
Selling and administrative expenses	29.0	28.0	25.7	26.9
Restructuring related charges	0.1	0.0	0.0	0.0
Operating income	7.5	8.0	10.1	8.2
Income taxes	2.7	3.0	3.7	3.0
Net income	4.8	5.1	6.4	5.2

Year-End 2003	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net sales	$391,971	$406,793	$500,091	$456,873
Cost of products sold	252,841	260,367	316,412	286,893
Gross profit	139,130	146,426	183,679	169,980
Selling and administrative expenses	114,426	112,979	127,472	125,867
Restructuring related charges(income)	—	2,265	3,881	2,364
Operating income	24,704	31,182	52,326	41,749
Interest income (expense) — net	(265)	(149)	617	767
Income before income taxes	24,439	31,033	52,943	42,516
Income taxes	8,554	10,861	18,530	14,881
Net income	$15,885	$20,172	$34,413	$27,635
Net income per common share — basic	$.27	$.35	$.59	$.47
Weighted-average common shares
outstanding — basic	58,317	58,143	58,043	58,222
Net income per common share - diluted	$.27	$.35	$.59	$.47
Weighted-average common shares
outstanding — diluted	58,582	58,468	58,448	58,731
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	36.0	36.7	37.2
Selling and administrative expenses	29.2	27.8	25.5	27.5
Restructuring related charges	—	0.6	0.8	0.5
Operating income	6.3	7.7	10.5	9.1
Income taxes	2.2	2.7	3.7	3.3
Net income	4.1	5.0	6.9	6.0

Year-End 2002:	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net sales	$399,139	$399,299	$446,274	$447,910
Cost of products sold	259,398	256,696	285,996	290,653
Gross profit	139,741	142,603	160,278	157,257
Selling and administrative expenses	110,425	111,320	117,274	115,170
Restructuring related charges(income)	3,900	(900)	—	—
Operating income	25,416	32,183	43,004	42,087
Interest income (expense) — net	(580)	(710)	(577)	(269)
Income before income taxes	24,836	31,473	42,427	41,818
Income taxes	8,941	11,330	15,274	13,649
Net income	$15,895	$20,143	$27,153	$28,169
Net income per common share —
basic and diluted	$.27	$.34	$.46	$.48
Weighted-average common shares
outstanding - basic	58,777	58,918	59,140	58,546
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.0	35.7	35.9	35.1
Selling and administrative expenses	27.7	27.9	26.3	25.7
Restructuring related charges	1.0	(.2)	—	—
Operating income	6.4	8.1	9.6	9.4
Income taxes	2.2	2.8	3.4	3.0
Net income	4.0	5.0	6.1	6.3

INVESTOR INFORMATION

Common Stock Market Prices and Dividends  (Unaudited)

Quarterly 2004 — 2003

2004 by			Dividends
Quarter	High	Low	per Share
1st	$45.71	$35.25	$.14
2nd	42.42	36.56	.14
3rd	42.13	36.97	.14
4th	43.65	38.52	.14
Total Dividends Paid			$.56

2003 by			Dividends
Quarter	High	Low	per Share
1st	$29.38	$24.65	$.13
2nd	31.67	27.27	.13
3rd	38.60	30.15	.13
4th	44.12	36.65	.13
Total Dividends Paid			$.52

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2004 — 1994

	Market Price*		Diluted Earnings	Price/Earnings Ratio
			per
Year	High	Low	Share*	High	Low
2004	$45.71	$35.25	$1.97	23	18
2003	44.12	24.65	1.68	26	15
2002	30.85	22.88	1.55	20	15
2001	28.85	19.96	1.26	23	16
2000	27.88	15.56	1.77	16	9
1999	29.88	18.75	1.44	21	13
1998	37.19	20.00	1.72	22	12
1997	32.13	15.88	1.45	22	11
1996	21.38	9.25	1.13	19	8
1995	15.63	11.50	.67	23	17
1994	17.00	12.00	.87	20	14
Eleven-Year Average				21	13

* Adjusted for the effect of stock splits

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of

HNI Corporation (formerly HON INDUSTRIES Inc.):

Our audits of the consolidated financial statements, of management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting referred to in our report dated February 23, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K (Schedule II).  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

January 1, 2005

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD

(In thousands)

Year ended January 1, 2005: Allowance for doubtful accounts	$10,859	$2,784	—	$2,255	(A)	$11,388

Year ended January 3, 2004: Allowance for doubtful accounts	$9,570	$3,771	—	$2,482	(A)	$10,859

Year ended December 28, 2002: Allowance for doubtful accounts	$16,576	$3,327	—	$10,333	(A)	$9,570

Note A:  Excess of accounts written off over recoveries

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003

(3ii)	By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2004

(4i)

Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998

(10i)

1995 Stock-Based Compensation Plan, as amended effective November 10, 2000, incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000*

(10ii)

1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant’s proxy statement dated March 28, 1997, related to the Registrant’s Annual Meeting of Shareholders held on May 13, 1997*

(10iii)	Form of Registrant’s Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994*

(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 1995*

(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 1995*

(10vi)

2002 Members Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B to the Registrant’s proxy statement dated March 22, 2002, related to the Registrant’s Annual Meeting of Shareholders held on May 6, 2002*

(10vii)

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

Form of Common Stock Grant Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996*

(10x)

Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement of the Registrant, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 1996*

(10xi)

Stock Purchase Agreement of the Registrant, dated September 18, 1985, as amended by amendment dated February 11, 1991, between the Registrant and Stanley M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 1998*

(10xii)

$136,000,000 Credit Agreement, dated May 10, 2002: Deutsche Bank Trust Company Americas, as Administrative Agent, The Northern Trust Company, as Syndication Agent, National City Bank of Michigan/Illinois as Documentation Agent, and various lending institutions, incorporated by reference to Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002

(10xiii)

HNI Corporation Profit-Sharing Retirement Plan of the Registrant as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant’s Annual Report on 10-K for the year ended December 29, 2001*

(10xiv)

HNI Corporation Long-Term Performance Plan of the Registrant, as amended and restated on August 2, 2004, incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004*

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

(99A)

Executive Bonus Plan of the Registrant as amended and restated on August 2, 2004, incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004*

(99B)

Executive Deferred Compensation Plan of the Registrant as amended and restated on November 7, 2002, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002*

* Indicates management contract or compensatory plan.