Form 10-Q
period 2005-05-06
HNI CORP
filed 2005-05-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 2, 2005 55,037,577

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets April 2, 2005, and January 1, 2005	3-4

Condensed Consolidated Statements of Income Three Months Ended April 2, 2005, and April 3, 2004	5

Condensed Consolidated Statements of Cash Flows Three Months Ended April 2, 2005, and April 3, 2004	6

Notes to Condensed Consolidated Financial Statements	7-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	21

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2005 (Unaudited)	January 1, 2005
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 26,307 8,647 259,308 80,456 15,441 12,852	$ 29,676 6,836 234,731 77,590 14,639 11,107
Total Current Assets	403,011	374,579

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	26,114 235,503 513,267 16,245	26,042 234,421 512,544 13,686
Less accumulated depreciation	791,129 486,956	786,693 475,349

Net Property, Plant, and Equipment	304,173	311,344

GOODWILL	228,016	224,554

OTHER ASSETS	111,920	111,180

Total Assets	$1,047,120	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2005 (Unaudited)	January 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 239,711 21,559 645 5,160	$ 253,958 6,804 646 4,842
Total Current Liabilities	267,075	266,250

LONG-TERM DEBT	25,769	2,627

CAPITAL LEASE OBLIGATIONS	924	1,018

OTHER LONG-TERM LIABILITIES	40,070	40,045

DEFERRED INCOME TAXES	38,470	42,554

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2005 - 55,037,577 shares 2004 - 55,303,323 shares	55,038	55,303

Paid-in capital Retained earnings Accumulated other comprehensive income	689 618,845 240	6,879 606,632 349

Total Shareholders' Equity	674,812	669,163

Total Liabilities and Shareholders' Equity	$ 1,047,120	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands, except share and per share data)

Net Sales
Cost of products sold
  Gross Profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Income Before Income Taxes
Income taxes
  Net Income

	$ 562,261 366,416 195,845 155,400 - 40,445 539 484 40,500 14,378 $ 26,122	$ 464,037 294,275 169,762 134,580 520 34,662 725 370 35,017 12,606 $ 22,411
Net income per common share (basic and diluted)	$0.47	$0.38
Average number of common shares outstanding - basic	55,175,803	58,240,221
Average number of common shares outstanding - diluted	55,551,134	58,690,281
Cash dividends per common share	$0.155	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended
	April 2, 2005	April 3, 2004
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
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 26,122 16,882 501 (4,828) 516 6,199 1,726 (26,447) (2,018) 18,653	$ 22,411 17,312 471 615 440 5,990 351 (31,769) 2,434 18,255

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and equipment
  Capitalized software
  Acquisition spending, net of cash acquired
  Short-term investments - net
  Purchase of long-term investments
  Sales or maturities of long-term investments
  Other - net
Net cash flows from (to) investing activities

	(7,871) 107 (1,576) (9,874) 2,400 (1,700) 2,250 (255) (16,519)	(3,580) 345 (2,510) (85,488) 61,702 (345) - - (29,876)

Net Cash Flows From (To) Financing Activities:
 Proceeds from sales of HNI Corporation
     common stock
Purchase of HNI Corporation common stock
Proceeds from long-term debt
Payments of note and long-term debt
    Dividends paid
    Net cash flows from (to) financing activities

	1,943 (21,724) 23,000 (152) (8,570) (5,503)	4,523 (16,481) - (26,358) (8,156) (46,472)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(3,369) 29,676	(58,093) 138,982
Cash and cash equivalents at end of period	$ 26,307	$ 80,889

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2005

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended January 1, 2005.

Note B. Summary of Significant Accounting Policies

Stock based compensation - HNI Corporation ("the Corporation") accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("Original SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation.

	Three Months Ended
(In thousands)	Apr. 2, 2005	Apr. 3, 2004
Net income, as reported	$ 26,122	$ 22,411
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(434)	(649)
Pro forma net income	$25,688	$ 21,762
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.47 $0.47 $0.47 $0.46	$ 0.38 $ 0.37 $ 0.38 $ 0.37

Note C.  Inventories

The Corporation values approximately 86% of its inventory at the lower of cost or market by the last-in, first-out ("LIFO") method.

(In thousands)	Apr. 2, 2005 (Unaudited)	Jan. 1, 2005
Finished products	$ 57,356	$ 52,796
Materials and work in process	39,030	40,712
LIFO allowance	(15,930)	(15,918)
	$ 80,456	$ 77,590

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income in 2005 consisted of unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," additional pension liability and foreign currency adjustments.

For the three months ended April 2, 2005, the Corporation repurchased 512,500 shares of its common stock at a cost of approximately $21.7 million.  As of April 2, 2005, $124.0 million of the Board's current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$ 26,122	$ 22,411
Denominators: Denominator for basic EPS weighted-average common shares outstanding	55,175,803	58,240,221
Potentially dilutive shares from stock option plans	375,331	450,060
Denominator for diluted EPS	55,551,134	58,690,281

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at April 2, 2005 and April 3, 2004, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for the three months ended April 2, 2005 was 15,000 with a per share exercise price of $42.98.  The number of stock options outstanding, which met this criterion for the three months ended April 3, 2004, was 20,000 with a range of per share exercise prices of $42.49 - $42.98.

Note F.  Business Combinations

The Corporation completed the acquisition of two small office furniture services companies, a small hearth distributor and an office furniture dealer during the first quarter ending April 2, 2005.  The combined purchase price for these acquisitions totaled approximately $10.3 million.  The Corporation is in the process of finalizing the allocation of the purchase price.  Any modification is not expected to be significant. There are approximately $5.2 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $1.4 million was assigned to a trade name that is not subject to amortization.  The remaining $3.8 million have estimated useful lives ranging from two to ten years.  There is approximately $3.3 million of goodwill associated with these acquisitions, of which all but $40,000 was assigned to the furniture segment.  All goodwill is deductible for income tax purposes.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 2, 2005 and January 1, 2005, which are reflected in Other Assets in the Corporation's condensed consolidated balance sheets:

(In thousands)	Apr. 2, 2005	Jan. 1, 2005
Patents	$ 18,820	$ 18,820
Customer relationships and other	58,383	54,702
Less: accumulated amortization	(23,279)	(21,785)
	$ 53,924	$ 51,737

Aggregate amortization expense for the three-months ended April 2, 2005 and April 3, 2004 was $1,494,000 and $971,000, respectively.  Amortization expense is estimated to decrease from  $6.9 million to $4.2 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $30.6 million.  These trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 1, 2005, are as follows by reporting segment:

	Office Furniture	Hearth Products	Total
Balance as of January 1, 2005	$65,531	$159,023	$224,554
Goodwill increase during period	3,422	40	3,462
Balance as of April 2, 2005	$68,953	$159,063	$228,016

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates to the acquisitions completed during the quarter as well as small purchase price adjustments related to prior acquisitions.  See Business Combination footnote for further information.

Note H.  Product Warranties

The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                        Three Months Ended

(In thousands)	Apr. 2, 2005	Apr. 3, 2004
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$10,794 - 2,148 949 (2,755)	$ 8,926 646 2,956 320 (2,956)
Balance at end of period	$11,136	$ 9,892

Note I.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Three Months Ended
(In thousands)	Apr. 2, 2005	Apr. 3, 2004
Service cost	$ 76	$ 71
Interest cost	264	266
Expected return on plan assets	(51)	(72)
Amortization of transition obligation	145	145
Amortization of prior service cost	58	58
Amortization of (gain)/loss	9	-
Net periodic benefit cost	$ 501	$ 468

In May 2004, The Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2").  The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Corporation provides.

Note J.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners which has been extended.  The maximum financial exposure assumed by the Corporation as a result of this arrangement is currently $2.0 million, which is secured by collateral.  In accordance with the provisions of FIN 45, the Corporation has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Corporation utilizes letters of credit in the amount of $23.1 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $5.3 million under a transportation service contract.  The transportation agreement is for a three-year period that ends May 1, 2005, and is automatically renewable for periods of one year. This contract was renewed.  Either party may terminate the agreement upon ninety days' written notice.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims.  The Corporation currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001.  The Corporation was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables.  The claim alleges that the Corporation received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought in February 2003.  The Corporation has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

Note K.  New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs."  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Corporation intends to adopt SFAS No. 151 on January 1, 2006, the beginning of its 2006 fiscal year.  The adoption of SFAS No. 151 is not expected to have a material impact on the Corporation's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces Original SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005.  Under the Original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.  The Corporation is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006, beginning January 1, 2006.  It will be effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date.  The expense that will be recognized with respect to such unvested awards will be based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under Original SFAS No. 123.  See Note B for the impact of the fair value recognition provisions of Original SFAS No. 123 on our net income and net income per share.

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff's interpretation regarding the accounting for operating leases under generally accepted accounting principles.  Issues covered in this clarification include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives.  The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant.  The Corporation has reevaluated its accounting for leases and determined that the impact of this clarification on its financial statements did not have a material impact on the Corporation's financial statements in the current quarter or prior periods.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" ("FIN 47").  Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value.  The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged.  As such, the Corporation is required to adopt FIN 47 by the end of fiscal 2005.  The Corporation is currently evaluating the impact of FIN 47 on its consolidated financial statements.

Note L.  Business Segment Information

Management views the Corporation as being in two business segments: office furniture and hearth products with the former being the principal business segment.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  Management views interest income and expense as corporate financing costs and not as a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed as the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three-month period ended April 2, 2005 and April 3, 2004, is as follows:

Three Months Ended
(In thousands)	Apr. 2, 2005	Apr. 3, 2004
Net Sales: Office furniture Hearth products	$ 427,547 134,714	$ 349,671 114,366
	$ 562,261	$ 464,037

Operating Profit:
  Office furniture
  Operations before restructuring charges
   Restructuring and impairment charges
   Office Furniture - net
Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 38,808 - 38,808 10,480 49,288 (8,788) $ 40,500	$ 32,181 (520) 31,661 10,639 42,300 (7,283) $ 35,017

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 10,968 4,322 1,592 $ 16,882	$ 11,676 4,184 1,452 $ 17,312

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 6,598 2,562 287 $ 9,447	$ 3,291 2,343 456 $ 6,090

	As of April 2, 2005	As of April 3, 2004
Identifiable Assets: Office furniture Hearth products General corporate	$ 594,732 351,229 101,159 $ 1,047,120	$ 499,005 307,588 169,843 $ 976,436

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations

Overview

The Corporation has two reportable core operating segments: office furniture and hearth products.  The Corporation is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

During the first quarter, the Corporation experienced strong growth in both its office furniture and hearth products segments driven by solid organic growth, contributions from acquisitions completed in the second half of 2004 and early 2005, pull ahead orders and sales in advance of price increases along with strong market dynamics.

The Corporation's net income increased to $26.1 million for first quarter 2005 compared to $22.4 million for the same period last year.  Net income per share was $0.47 per diluted share compared to $0.38 per diluted share in the first quarter of 2004, an increase of 23.7 percent.  The Corporation reduced its annualized effective tax rate for 2005 to 35.5 percent compared to 36.0 percent in first quarter 2004 due primarily to benefits resulting from the implementation of the American Jobs Creation Act of 2004.

The Corporation's gross margins continued to be negatively impacted by higher steel and petroleum based product costs during the quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's 10-K report for the year ended January 1, 2005.  During the first three months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated.

	Three Months Ended
(In thousands)	Apr. 2, 2005	Apr. 3 2004	Percent Change
Net sales	$562,261	$464,037	21.2%
Cost of products sold	366,416	294,275	24.5
Gross profit	195,845	169,762	15.4
Selling & administrative expenses	155,400	134,580	15.5
Restructuring & impairment charges	-	520	-
Operating income	40,445	34,662	16.7
Interest income	539	725	(25.7)
Interest expense	484	370	30.8
Income taxes	14,378	12,606	14.1
Net income	$ 26,122	$ 22,411	16.6%

Net sales for the first quarter increased 21.2 percent to $562.3 million, compared to $464.0 million for the same quarter last year.  The Corporation experienced strong growth in both its office furniture and hearth products segments driven by strong market dynamics.  During the first quarter of 2005, the Corporation completed the acquisitions of two small office furniture services companies, one office furniture dealer and a small hearth distributor.  Those acquisitions, along with the acquisition of Omni Remanufacturing Inc. and Edward George Company completed during the second half of 2004, accounted for approximately $22 million of the increase in sales.  Approximately $23 million resulted from sales price increases to offset higher material costs.  The Corporation also recorded approximately $20 million of sales in advance of price increases that will become effective during the second quarter.

Gross margins for the quarter decreased to 34.8 percent from 36.6 percent for the same quarter last year.  The Corporation continued to be negatively impacted by $27 million of higher steel and other material costs.  Price increases previously announced to offset higher material and fuel costs will be fully effective during the second quarter.

Total selling and administrative expenses for the quarter increased to $155.4 million compared to $135.1 million in first quarter 2004, however decreased as a percent of sales to 27.6 percent compared to 29.1 percent due to increased sales volume.  Included in first quarter 2005 were additional selling and administrative costs of $6 million associated with new acquisitions and increased freight and distribution costs of $8 million due to volume, rate increases and fuel surcharges.  The Corporation also continued to invest in brand building and selling initiatives.  First quarter 2004 included restructuring charges of $0.5 million related to the previous shutdown of two office furniture facilities.

Net income was $26.1 million compared to $22.4 million in the same period in 2004.  Net income per share was $0.47 per diluted share compared to $0.38 per diluted share in first quarter 2004, an increase of 23.7 percent.  Net income per share was positively impacted $0.02 per share as a result of the Corporation's share repurchase program.

The Corporation reduced its annualized effective tax rate for 2005 to 35.5 percent compared to 36.0 percent in first quarter 2004 due primarily to benefits resulting from the implementation of the American Jobs Creation Act of 2004.  The Corporation expects the effective tax rate to remain at this level in 2005.

Office Furniture

For the first quarter of 2005, office furniture comprised 76 percent of consolidated net sales.  Net sales for office furniture were up 22.3 percent to $427.5 million from $349.7 million for the same quarter last year.  The Corporation's acquisitions since first quarter 2004 accounted for $14 million of the increase; while $15 million resulted from sales price increases to partially offset higher material costs.  Approximately $20 million of the increase resulted from sales in advance of announced price increases.  Operating profit prior to unallocated corporate expense increased to $38.8 million compared to $31.7 million for the same quarter last year.  Operating profit as a percent of net sales remained flat at 9.1 percent due to increased steel and other material costs of $22 million and increased freight and distribution costs of $7 million.

Hearth Products

For the quarter, net sales for the hearth products segment increased 17.8 percent to $134.7 million from $114.4 million last year.  The Corporation's acquisitions of Edward George Company in July 2004, along with a small hearth distributor in first quarter 2005, accounted for approximately $8 million of the increase in sales.  Approximately $8 million resulted from sales price increases to offset higher material costs.  Operating profit prior to unallocated corporate expenses was $10.5 million compared to $10.6 million in 2004.  Operating profit as a percent of net sales decreased to 7.8 percent versus 9.3 percent in 2004.  The decrease in operating profit margin was due to retail softness in certain markets due to milder winter conditions and higher than normal operating expenses due to investments in selling, brand and new product initiatives as well as other operating costs.

Liquidity and Capital Resources

As of April 2, 2005, cash and short-term investments decreased to $35.0 million compared to a $36.5 million balance at year-end 2004.  Cash flow from operations for the first three months was $18.7 million compared to $18.3 million last year.  Trade receivables and inventory levels have increased from year-end due to seasonality, increased volume, and acquisitions completed during the quarter.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and maintains additional borrowing capacity of $104 million, net of amounts designated for letters of credit, through a revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first three months of 2005 were $9.4 million compared to $6.1 million in 2004 and were primarily for tooling and equipment for new products.  Cash from operations funded these investments.  For the full year 2005, capital expenditures are expected to be somewhat above 2004 levels and are also planned to be funded from the Corporation's cash flow from operations.

The Corporation completed the acquisition of two small office furniture services companies, one office furniture dealer, and a small hearth products distributor for a total of $9.9 million.  During the first quarter of 2005 the Corporation utilized $23 million under its revolving credit facility to fund acquisitions and meet cash requirements.

On February 16, 2005, the Board approved a 10.7 percent increase in the common stock quarterly cash dividend from $0.14 per share to $0.155 per share.  The dividend was paid on March 1, 2005, to shareholders of record on February 25, 2005.  This was the 200th consecutive quarterly dividend paid by the Corporation.

During the three months ended April 2, 2005, the Corporation repurchased 512,500 shares of its common stock at a cost of approximately $21.7 million.  As of April 2, 2005, $124.0 million of the Board's current repurchase authorization remained unspent.

On May 3, 2005, the Board of Directors declared a $0.155 per common share cash dividend to shareholders of record on May 13, 2005, to be paid on June 1, 2005.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners that has been extended.  The maximum financial exposure assumed by the Corporation as a result of this arrangement totals $2.0 million which is secured by collateral.  In accordance with the provisions of FIN 45, the Corporation has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Corporation utilizes letters of credit in the amount of $23.1 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $5.3 million under a transportation service contract.  The transportation agreement is for a three-year period that ends May 1, 2005 and is automatically renewable for periods of one year.  This contract was renewed.  Either party may terminate the agreement upon ninety days' written notice.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims.  The Corporation currently has a claim for approximately $7.6 million pending against it arising out of the bankruptcy of a customer filed in 2001.  The Corporation was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables.  The claim alleges that the Corporation received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought in February 2003.  The Corporation has recorded an accrual with respect to this contingency, in an amount substantially less than the full amount of the claim, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

Looking Ahead

Management believes that the office furniture and hearth products markets will continue to grow.  The Corporation's order trends are solid and management believes the Corporation is well positioned in each of its markets to continue to experience strong market performance.  However, there continues to be economic uncertainty and the market remains very competitive.

The Corporation will experience the negative impact of the $20 million sales in advance of price increases recognized in the first quarter during the second quarter.  The second quarter will also be impacted by fulfillment of orders during the second quarter that were placed prior to the price increase.

Steel costs appear to be moderating, however, they remain at high levels.  The Corporation is also experiencing cost pressures in freight and distribution costs, petroleum related products and other raw materials.  The Corporation remains focused on productivity improvements, cost reductions, elimination of non-value added activity throughout the total value stream, and aggressive strategic sourcing on a global basis.

The Corporation continues its focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement programs to build best total cost.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, among others: the Corporation's ability to realize financial benefits (a) from its price increases, (b) from its cost containment and business simplification initiatives, (c) from its investments in strategic acquisitions, new products and brand building, (d) from its investments in distribution and rapid continuous improvement, (e) from its repurchases of common stock, and (f) from its ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism or military action; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and other materials); changes in the mix of products sold and of customers purchasing; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of April 2, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of January 1, 2005 in item 7A of the Corporation's Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of April 2, 2005, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                 (E) Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the first quarter ended April 2, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
1/2/05 - 1/29/05	128,000	$40.42	128,000	$ 140,530,039
1/30/05 - 2/26/05	134,000	$41.04	134,000	$ 135,031,062
2/27/05-4/2/05	250,500	$44.12	250,500	$123,979,269
Total	512,500	$42.39	512,500	$123,979,269

(1)     No shares were purchased outside of a publicly announced plan or program.

(2)     The Corporation repurchases shares under a previously announced plan authorized by the Board of Directors.  The plan was announced on November 12, 2004, providing share repurchase authorization of $150,000,000 with no specified expiration date.

(3)     No repurchase plans expired or were terminated during the first quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits. See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2005	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302

I, Stan A. Askren, Chairman, President and Chief Executive Officer of HNI Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HNI Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) for the registrant and we have:
    a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
    b.  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external  purposes in accordance with generally accepted accounting principles;

    c.  evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    d.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
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

/s/ Stan A. Askren
Date: May 6, 2005	Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER Sarbanes-Oxley Act Section 302

I, Jerald K. Dittmer, Vice President and Chief Financial Officer of HNI Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HNI Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d- 15(f)) for the registrant and we have:
    a.  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly, during the period in which this quarterly report is being prepared;
   b.  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external  purposes in accordance with generally accepted accounting principles;

   c.  evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    d.  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
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

/s/ Jerald K. Dittmer
Date: May 6, 2005	Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

EXHIBIT 32.1

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended April 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report.

/s/ Stan A. Askren
Date: May 6, 2005	Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer
/s/ Jerald K. Dittmer
Date: May 6, 2005	Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.