Form 10-Q
period 2005-07-02
HNI CORP
filed 2005-08-10
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 2, 2005 55,251,077

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets July 2, 2005, and January 1, 2005	3

Condensed Consolidated Statements of Income Three Months Ended July 2, 2005, and July 3, 2004	5

Condensed Consolidated Statements of Income Six Months Ended July 2, 2005, and July 3, 2004	6

Condensed Consolidated Statements of Cash Flows Six Months Ended July 2, 2005, and July 3, 2004	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 2, 2005 (Unaudited)	Jan. 1, 2005
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 29,745 9,577 280,674 88,569 15,814 11,354	$ 29,676 6,836 234,731 77,590 14,639 11,107
Total Current Assets	435,733	374,579

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	26,143 235,915 514,169 18,346	26,042 234,421 512,544 13,686
Less accumulated depreciation	794,573 497,428	786,693 475,349
Net Property, Plant, and Equipment	297,145	311,344

GOODWILL	229,092	224,554

OTHER ASSETS	111,179	111,180

Total Assets	$ 1,073,149	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 2, 2005 (Unaudited)	Jan. 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 267,255 11,032 545 6,125	$ 253,958 6,804 646 4,842
Total Current Liabilities	284,957	266,250

LONG-TERM DEBT	2,712	2,627

CAPITAL LEASE OBLIGATIONS	892	1,018

OTHER LONG-TERM LIABILITIES	40,193	40,045

DEFERRED INCOME TAXES	36,119	42,554

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2005 - 55,251,077 shares; 2004 - 55,303,323 shares	55,251	55,303

Paid-in capital Retained earnings Accumulated other comprehensive income	9,964 642,809 252	6,879 606,632 349

Total Shareholders' Equity	708,276	669,163

Total Liabilities and Shareholders' Equity	$ 1,073,149	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Jul. 2, 2005	Jul. 3, 2004
	(In thousands, except share and per share data)

Net Sales
Cost of sales
  Gross Profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Income Before Income Taxes
Income taxes
  Net Income

	$ 594,168 379,880 214,288 160,146 - 54,142 441 343 54,240 19,255 $ 34,985	$ 508,605 324,984 183,621 142,579 215 40,827 324 204 40,947 15,121 $ 25,826
Net income per common share - basic	$0.63	$0.45
Average number of common shares outstanding - basic	55,130,985	57,943,191
Net income per common share - diluted	$0.63	$0.44
Average number of common shares outstanding - diluted	55,512,902	58,377,864
Cash dividends per common share	$0.155	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004
	(In thousands, except share and per share data)

Net Sales	$1,156,429	$ 972,642
Cost of sales	746,296	619,259
Gross Profit	410,133	353,383
Selling and administrative expenses	315,546	277,159
Restructuring and impairment charges	-	735
Operating Income	94,587	75,489
Interest income	980	1,049
Interest expense	827	574
Income Before Income Taxes	94,740	75,964
Income taxes	33,633	27,727
Net Income	$ 61,107	$ 48,237
Net income per common share - basic	$1.11	$0.83
Average number of common shares outstanding - basic	55,153,394	58,091,706
Net income per common share - diluted	$1.10	$0.82
Average number of common shares outstanding - diluted	55,502,312	58,535,640
Cash dividends per common share	$0.31	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004
	(In thousands)
Net Cash Flows From (To) Operating Activities: Net Income	$ 61,107	$ 48,237
    Non-cash items included in net income:
       Depreciation and amortization
       Other post-retirement and post-employment benefits
       Deferred income taxes
       Loss on sales, retirements and impairments of property,
          plant and equipment
       Stock issued to retirement plan
Other - net	33,385 1,001 (7,533) 982 6,199 706	33,464 939 929 550 5,990 1,641
Net increase (decrease) in non-cash operating assets and liabilities	(37,868)	(40,251)
Increase (decrease) in other liabilities	(1,687)	4,473
Net cash flows from (to) operating activities	56,272	5,972

Net Cash Flows From (To) Investing Activities:
    Capital expenditures
     Proceeds from sale of property, plant and equipment
     Capitalized software
     Acquisition spending, net of cash acquired
       Short-term investments - net
     Purchase of long-term investments
     Sales or maturities of long-term investments
Other - net	(15,333) 231 (2,162) (10,093) 2,400 (28,177) 27,655 (255)	(13,226) 465 (2,543) (85,488) 61,869 (11,896) 11,711 -
Net cash flows from (to) investing activities	(25,734)	(39,108)

Net Cash Flows (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	11,933	5, 337
Purchase of HNI Corporation common stock	(24,934)	(43,749)
Proceeds from long-term debt	29,000	-
Payments of note and long-term debt	(29,340)	(26,469)
Dividends paid	(17,128)	(16,298)
Net cash flows from (to) financing activities	(30,469)	(81,179)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	69 29,676 $ 29,745	(64,315) 138,982 $ 74,667

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2005

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the HNI Corporation's annual report on Form 10-K for the year ended January 1, 2005.

Note B. Summary of Significant Accounting Policies

Investments - HNI Corporation (the "Corporation") liquidated an investment in a Master Fund that was excluded from SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."  The Corporation subsequently invested in an investment fund that is also excluded from the scope of SFAS No. 115, however, the Corporation's ownership in this investment fund is such that the underlying investments are recorded at fair market value.

Stock based compensation - The Corporation accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation.

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
Net income, as reported	$ 34,985	$ 25,826	$ 61,107	$ 48,237
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(456)	(708)	(890)	(1,357)
Pro forma net income	$ 34,529	$ 25,118	$ 60,217	$ 46,880
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.63 $0.63 $0.63 $0.62	$0.45 $0.43 $0.44 $0.43	$1.11 $1.09 $1.10 $1.08	$0.83 $0.81 $0.82 $0.80

The Corporation used the nominal vesting approach for all options, including those that would have an accelerated vesting feature associated with employee retirement.  The utilization of the nominal vesting approach for the options subject to the accelerated retirement vesting does not have a material impact on the table presented above.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 89% valued by the last-in, first-out (LIFO) method.

(In thousands)	Jul. 2, 2005 (Unaudited)	Jan. 1, 2005
Finished products	$61,340	$52,796
Materials and work in process	43,174	40,712
LIFO allowance	(15,945)	(15,918)
	$88,569	$77,590

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the first six months of 2005 consisted of changes in unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," additional pension liability and foreign currency adjustments.

For the six months ended July 2, 2005, the Corporation repurchased 583,900 shares of its common stock at a cost of approximately $24.9 million.  As of July 2, 2005, $120.8 million of the Board's current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$34,985	$25,826	$61,107	$48,237
Denominators: Denominator for basic EPS weighted-average common shares outstanding	55,130,985	57,943,191	55,153,394	58,091,706
Potentially dilutive shares from stock option plans	381,917	434,673	348,918	443,934
Denominator for diluted EPS	55,512,902	58,377,864	55,502,312	58,535,640
Earnings per share - basic	$0.63	$0.45	$1.11	$0.83
Earnings per share - diluted	$0.63	$0.44	$1.10	$0.82

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at July 2, 2005 and July 3, 2004, because the option prices were greater than the average market prices for the applicable periods.   There were no stock options outstanding, which met this criterion for the three and six months ended July 2, 2005.  The number of stock options outstanding, which met this criterion for the three and six months ended July 3, 2004, was 328,900 with a range of per share exercise prices of $39.72 - $42.98 and 20,000 with a range of per share exercise prices of $42.49 - $42.98, respectively.

Note F.  Business Combinations

The Corporation completed the acquisition of two small office furniture services companies, a small hearth distributor and an office furniture dealer during the first quarter ending April 2, 2005.  The combined purchase price of these acquisitions totaled approximately $10.9 million.  The Corporation is in the process of finalizing the allocation of the purchase price.  Any modification is not expected to be significant.  There are approximately $5.2 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $1.4 million was assigned to a trade name that is not subject to amortization.  The remaining $3.8 million have estimated useful lives ranging from two to ten years.  There is approximately $4.2 million of goodwill associated with these acquisitions, of which all but $49,000 was assigned to the furniture segment.  All goodwill is deductible for income tax purposes.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 2, 2005 and January 1, 2005, which are reflected in Other Assets in the Corporation's condensed consolidated balance sheets:

(In thousands)	Jul. 2, 2005	Jan. 1, 2005
Patents	$ 18,820	$ 18,820
Customer relationships and other	58,383	54,702
Less: accumulated amortization	(25,146)	(21,785)
	$ 52,057	$ 51,737

Aggregate amortization expense for the three and six months ended July 2, 2005 and July 3, 2004 was $1.9 million and $3.4 million, and $1.0 million and $1.9 million, respectively.  Amortization expense is estimated to decrease from $6.9 to $4.2 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $30.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 1, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 1, 2005	$65,531	$159,023	$224,554
Goodwill increase during period	4,489	49	4,538
Balance as of July 2, 2005	$70,020	$159,072	$229,092

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates to the acquisitions completed during the first quarter as well as small purchase price adjustments related to prior acquisitions.  See Business Combination footnote for further information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                            Six Months Ended

(In thousands)	Jul. 2, 2005	Jul. 3, 2004
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$10,794 - 4,564 540 (5,383)	$ 8,926 646 5,417 650 (5,415)
Balance at end of period	$10,515	$10,224

Note I.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Six Months Ended
(In thousands)	Jul. 2, 2005	Jul. 3, 2004
Service cost	$ 152	$ 142
Interest cost	528	533
Expected return on plan assets	(102)	(145)
Amortization of transition obligation	290	290
Amortization of prior service cost	116	115
Amortization of (gain)/loss	18	-
Net periodic benefit cost	$ 1,002	$ 935

In May 2004, The Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" ("FSP106-2").  The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Corporation provides.

Note J.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended through August 31, 2005.  The maximum financial exposure assumed by the Corporation as a result of this arrangement is currently $1.8 million, which is secured by collateral.  In accordance with the provisions of FIN 45, the Corporation has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Corporation utilizes letters of credit in the amount of approximately $23 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $4.8 million under a transportation service contract.  The transportation agreement was for a three-year period ending May 1, 2005, with an automatic renewal provision for periods of one year.  This contract was renewed.  Either party may terminate the agreement upon 90 days' written notice.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims.  The Corporation currently has $10.2 million pending against it arising out of the bankruptcy filings of various customers.  The Corporation in one such claim was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables.  The claims allege that the Corporation received preferential payments from the customers during the ninety days that preceded the bankruptcy filings.  The Corporation has recorded accruals with respect to these contingencies, in an amount substantially less than the full amount of the claims, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claims.  Given the nature of these claims, it is possible that the ultimate outcome could differ from the recorded amount.

Note K. New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces Original SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005.  Under the Original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.  The Corporation is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006, beginning January 1, 2006.  It will be effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date.  The expense that will be recognized with respect to such unvested awards will be based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under Original SFAS No. 123.  See Note B for the impact of the fair value recognition provisions of Original SFAS No. 123 on our net income and net income per share.

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

Note L.  Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products with the former being the principal business segment.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The decrease in unallocated corporate expenses compared to prior year is due to timing of expenditures and a larger than normal gain on investments due to the movement of funds.  Management views interest income and expense as corporate financing costs and not as a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed as the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and six month periods ended July 2, 2005, and July 3, 2004, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
Net Sales: Office furniture Hearth products	$ 455,246 138,922	$ 384,678 123,927	$ 882,793 273,636	$ 734,349 238,293
	$ 594,168	$ 508,605	$1,156,429	$ 972,642

Operating Profit:
  Office furniture
    Operations before restructuring charges
    Restructuring and impairment charges
       Office Furniture - net
  Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 46,401 - 46,401 16,863 63,264 (9,024) $ 54,240	$ 37,402 (215) 37,187 15,564 52,751 (11,804) $ 40,947	$ 85,209 - 85,209 27,343 112,552 (17,812) $ 94,740	$ 69,583 (735) 68,848 26,203 95,051 (19,087) $ 75,964

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 10,960 3,731 1,812 $ 16,503	$ 11,166 3,447 1,539 $ 16,152	$ 21,928 8,053 3,404 $ 33,385	$ 22,842 7,631 2,991 $ 33,464

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 5,344 2,037 667 $ 8,048	$ 4,248 4,200 1,231 $ 9,679	$ 11,942 4,599 954 $ 17,495	$ 7,539 6,543 1,687 $ 15,769

			As of Jul. 2, 2005	As of Jul. 3, 2004
Identifiable Assets: Office furniture Hearth products General corporate			$ 610,399 359,236 103,514 $1,073,149	$ 536,533 319,758 163,135 $1,019,426

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation has two reportable core operating segments: office furniture and hearth products.  The Corporation is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

During the second quarter, the Corporation experienced strong top line growth and solid operating leverage.  Net sales were up 16.8 percent while net income increased 35.5 percent and earnings per diluted share increased 43.2 percent over the same quarter last year.  Organic growth continued to be solid across the Corporation's multiple brands and channels.  Gross margins for the quarter returned to prior year levels as ongoing cost reduction initiatives and price realization offset higher steel and other petroleum based product costs.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K report for the year ended January 1, 2005.  During the first six months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

Results of Operations

The following table presents certain key highlights from the results of operations for the quarterly periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	Jul. 2, 2005	Jul. 3, 2004	Percent Change	Jul. 2, 2005	Jul. 3, 2004	Percent Change
Net sales	$594,168	$508,605	16.8%	$1,156,429	$972,642	18.9%
Cost of products sold	379,880	324,984	16.9	746,296	619,259	20.5
Gross profit	214,288	183,621	16.7	410,133	353,383	16.1
Selling & Administrative expenses	160,146	142,579	12.3	315,546	277,159	13.9
Restructuring & impairment charges	-	215	(100.0)	-	735	(100.0)
Operating income	54,142	40,827	32.6	94,587	75,489	25.3
Interest income	441	324	36.1	980	1,049	(6.6)
Interest expense	343	204	68.1	827	574	44.1
Income taxes	19,255	15,121	27.3	33,633	27,727	21.3
Net income	$ 34,985	$ 25,826	35.5%	$ 61,107	$ 48,237	26.7%

The Corporation experienced solid sales growth in the quarter, up 16.8 percent or $85.6 million compared to the same quarter last year.  Acquisitions completed subsequent to the second quarter of 2004 accounted for $30 million of the increase in sales.  Approximately $34 million resulted from sales price increases to offset higher material and other costs.

Gross margins for the second quarter were consistent with the same quarter last year at 36.1 percent as a result of cost reduction initiatives and price realization.  The Corporation continues to experience high steel prices and increasing costs on other materials.

Total selling and administrative expenses for the quarter decreased as a percent of sales to 27.0 percent compared to 28.1 percent in second quarter 2004 as a result of strong operating leverage.  Included in second quarter 2005 were additional selling and administrative costs of $8 million associated with new acquisitions and increased freight and distribution costs of $6 million due to volume, rate increases, and fuel surcharges.  Second quarter 2004 included $0.2 million related to the previous shutdown of two office furniture facilities.

Net income increased 35.5 percent and net income per diluted share increased 43.2 percent compared to the same quarter in 2004.  Net income per share was positively impacted $0.03 per share as a result of the Corporation's share repurchase program.

The Corporation reduced its annualized effective tax rate at the beginning of the year to 35.5 percent compared to an annualized rate of 36.5 percent in 2004 due primarily to benefits related to the American Jobs Creation Act of 2004.  The Corporation expects the effective tax rate to remain at this level in 2005.

For the first six months of 2005, consolidated net sales increased 18.9 percent to $1.2 billion compared to $1.0 billion in 2004.  Acquisitions accounted for approximately $52 million or 5.4 percentage points of the increase.  Gross margin on a year-to-date basis continued to reflect a negative impact of higher steel and other material costs decreasing to 35.5 percent from 36.3 percent due to the timing of price realization.  Net income was $61.1 million compared to $48.2 million in 2004, an increase of 26.7 percent.  Net income was $1.10 per diluted share compared to $0.82 per diluted share in 2004, an increase of 34.1 percent.  Net income per share was positively impacted $0.06 per share on a year-to-date basis as a result of the Corporation's share repurchase program.

Office Furniture

Second quarter sales for the office furniture segment increased 18.3 percent or $70.5 million to $455.2 million from $384.7 million for the same quarter last year due largely to good organic growth across all brands.  The Corporation's acquisitions since second quarter 2004 accounted for $19 million of the increase; while $26 million resulted from sales price increases to offset higher material and freight costs.  Operating profit prior to unallocated corporate expenses as a percent of sales increased to 10.2 percent versus 9.7 percent in 2004 as a result of higher sales volume, price realization and strong operating leverage.

Net sales on a year-to-date basis increased 20.2 percent or $148.5 million to $882.8 million compared to $734.3 million in 2004.  The Corporation's acquisitions accounted for $33 million of the increase; while $41 million resulted from sales price increases to offset higher material and freight costs.  Operating profit as a percentage of sales increased to 9.7 percent compared to 9.4 percent in the prior year.

Hearth Products

Second quarter sales for the hearth products segment increased $15.0 million to $138.9 million compared to $123.9 million in 2004.  The Corporation's acquisitions completed since the second quarter of 2004 accounted for $11 million of the increase.  Operating profit prior to unallocated corporate expenses increased to $16.9 million from $15.6 million in the same quarter last year.  Operating profit as a percent of net sales decreased to 12.1 percent compared to 12.6 percent in 2004 due to continued investment in selling, brand and new product initiatives.

Net sales on a year-to-date basis increased 14.8 percent or $35.5 million to $273.6 million compared to $238.3 million in 2004.  The Corporation's acquisitions accounted for approximately $20 million of the increase.  Operating profit as a percentage of sales decreased to 10.0 percent compared to 11.0 percent in the prior year as a result of higher than normal operating expenses in the first quarter as well as continued investment in selling, brand building and new product initiatives.

Liquidity and Capital Resources

As of July 2, 2005, cash and short-term investments increased to $39.3 million compared to a $36.5 million balance at year-end 2004.  Cash flow from operations remained strong at $56.3 million.  Trade receivables and inventory levels have increased from year-end due to seasonality, increased volume, and acquisitions completed during 2005.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and maintains additional borrowing capacity of $127 million, net of amounts designated for letters of credit, through a revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first six months of 2005 were $17.5 million compared to $15.8 million in 2004 and were primarily for tooling and equipment for new products.  Cash from operations funded these investments.  For the full year 2005, capital expenditures are expected to be somewhat above 2004 levels and are also planned to be funded from the Corporation's cash flow from operations.

During the first quarter, the Corporation completed  the acquisition of two small office furniture services companies, one office furniture dealer, and a small hearth products distributor for a total of $10.1 million.  During the second quarter of 2005, the Corporation repaid $23 million that it had borrowed under its revolving credit facility during the first quarter of 2005.  The Corporation has received approximately $11.9 million of proceeds from issuance of its stock due to the exercise of previously vested stock options and from the Corporation's member stock ownership plan.

The Board of Directors declared a regular quarterly cash dividend of $0.155 per share on its common stock on May 3, 2005, to shareholders of record at the close of business on May 13, 2005.  It was paid on June 1, 2005.

For the six months ended July 2, 2005, the Corporation repurchased 583,900 shares of its common stock at a cost of approximately $24.9 million.  As of July 2, 2005, $120.8 million of the Board's current repurchase authorization remained unspent.

On August 1, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.155 per common share to shareholders of record on August 11, 2005 to be paid on September 1, 2005.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended through August 31, 2005.  The maximum financial exposure assumed by the Corporation as a result of this arrangement is currently $1.8 million, which is secured by collateral.  In accordance with the provisions of FIN 45, the Corporation has recorded the fair value of this guarantee, which is estimated to be less than $0.1 million.

The Corporation utilizes letters of credit in the amount of approximately $23 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $4.8 million under a transportation service contract.  The transportation agreement was for a three-year period ending May 1, 2005, with an automatic renewal provision for periods of one year.  This contract was renewed.  Either party may terminate the agreement upon 90 days' written notice.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims.  The Corporation currently has $10.2 million pending against it arising out of the bankruptcy filings of various customers.  The Corporation in one such claim was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables.  The claims allege that the Corporation received preferential payments from the customers during the ninety days that preceded the bankruptcy filings.  The Corporation has recorded accruals with respect to these contingencies, in an amount substantially less than the full amount of the claims, which represents the best estimate within the range of likely exposure and intends to vigorously defend against the claims.  Given the nature of these claims, it is possible that the ultimate outcome could differ from the recorded amount.

Looking Ahead

The Corporation's order trends are solid and management believes the Corporation is well positioned in each of its markets to continue to experience strong market performance.  Gross margins are expected to return to, or slightly exceed, prior year levels for the full year.  The Corporation remains focused on productivity improvements, cost reductions, elimination of non-value added activity throughout the total value stream, and aggressive strategic sourcing on a global basis.

The Corporation continues its focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its rapid continuous improvement programs to build best total cost.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, projections, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, among others: the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism or military action; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and other materials); changes in the mix of products sold and of customers purchasing; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of July 2, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of January 1, 2005 in item 7A of the Corporation's Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of July 2, 2005, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                  Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the second quarter ended July 2, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
4/3/05 - 4/30/05	71,400	$44.95	71,400	120,770,060
5/1/05 - 5/28/05	-	-	-	120,770,060
5/29/05-7/2/05	-	-	-	120,770,060
Total	71,400	$44.95	71,400	120,770,060

(1)  No shares were purchased outside of a publicly announced plan or program.
(2)  The Corporation repurchases shares under previously announced plans authorized by the Board of Directors.  The plan was announced on November 12, 2004, providing share repurchase authorization of $150,000,000 with no specified expiration date.
(3)  No repurchase plans expired or were terminated during the second quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 3, 2005, for purposes of electing four Directors to the Board of Directors, to re-approve the performance measures under the HNI Corporation Executive Bonus Plan, and to approve the HNI Corporation Long-Term Performance Plan. As of March 4, 2005, the record date for the meeting, there were 55,239,322 shares of common stock issued and outstanding and entitled to vote at the meeting.  The first proposal voted upon was the election of four Directors for a term of three years and until their successors are elected and shall qualify.  The four persons nominated by the Corporation's Board of Directors received the following votes and were elected:

	For	Withheld/ Abstained	Against
Three-Year Term: Miguel M. Calado Cheryl A. Francis Larry B. Porcellato Brian E. Stern	50,072,496 or 90.65% 50,337,024 or 91.13% 50,110,825 or 90.72% 50,326,826 or 91.11%	694,476 or 1.26% 429,947 or 0.78% 656,146 or 1.19% 440,145 or 0.80%	-0- or 0% -0- or 0% -0- or 0% -0- or 0%

Other Directors whose term of office as a Director continued after the meeting are:  Stan A. Askren, Gary M. Christensen, John A. Halbrook, Joseph Scalzo, Dennis J. Martin, Jack D. Michaels, Abbie J. Smith, and Ronald V. Waters, III.  Jack D. Michaels resigned after the regular meeting of the Board of Directors on May 4, 2005.  There were no disagreements with Mr. Michaels.

The second proposal voted upon was the re-approval of the performance measures under the HNI Corporation Executive Bonus Plan.  The proposal was approved with 41,649,835 votes, or 75.40% voting for; 7,872,820 votes, or 14.25% voting against; and 1,244,316 votes, or 2.25% abstaining.

The third proposal voted upon was approval of the HNI Corporation Long-Term Performance Plan.  The proposal was approved with 39,835,385 votes, or 72.11% voting for; 6,893,673 votes, or 12.48% voting against; and 1,164,625 votes or 2.11% abstaining.

As to the third proposal, there were 2,873,287 broker non-votes.

Item 6.     Exhibits

Exhibits.  See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2005	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT (31.1) CERTIFICATION OF CHIEF EXECUTIVE OFFICER Sarbanes-Oxley Act Section 302

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

Date: August 10, 2005	/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer

EXHIBIT (31.2)
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

Date: August 10, 2005	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

EXHIBIT (32.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended July 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report..

/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer Date: August 10, 2005
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: August 10, 2005

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.