Form 10-Q
period 2005-10-01
HNI CORP
filed 2005-11-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number 0-2648
HNI Corporation (Exact name of Registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

P.O. Box 1109, 414 East Third Street Muscatine, Iowa 52761-0071 (Address of principal executive offices)	52761-0071 (Zip Code)

Registrant's telephone number, including area code: 563/272-7400

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       X                     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 1, 2005 54,779,978

HNI Corporation and SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets October 1, 2005, and January 1, 2005	3
Condensed Consolidated Statements of Income Three Months Ended October 1, 2005, and October 2, 2004	5
Condensed Consolidated Statements of Income Nine Months Ended October 1, 2005, and October 2, 2004	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended October 1, 2005, and October 2, 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure about Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	23
Item 6. Exhibits	23
SIGNATURES	24
EXHIBIT INDEX	25

                                         PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 1, 2005 (Unaudited)	Jan. 1, 2005
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 36,526 9,430 294,048 93,051 16,302 14,723	$ 29,676 6,836 234,731 77,590 14,639 11,107
Total Current Assets	464,080	374,579
PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	26,259 237,037 517,313 21,811	26,042 234,421 512,544 13,686
Less accumulated depreciation	802,420 507,028	786,693 475,349

Net Property, Plant, and Equipment	295,392	311,344
GOODWILL	237,086	224,554
OTHER ASSETS	118,039	111,180

Total Assets	$ 1,114,597	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	Oct. 1, 2005 (Unaudited)	Jan. 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 273,255 8,410 27,740 8,349	$ 253,958 6,804 646 4,842
Total Current Liabilities	317,754	266,250

LONG-TERM DEBT	3,243	2,627

CAPITAL LEASE OBLIGATIONS	861	1,018

OTHER LONG-TERM LIABILITIES	46,141	40,045

DEFERRED INCOME TAXES	33,674	42,554

MINORITY INTEREST IN SUBSIDIARY	133	-

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2005 - 54,779,978 shares; 2004 - 55,303,323 shares	54,780	55,303

Paid-in capital Retained earnings Accumulated other comprehensive income	945 656,587 479	6,879 606,632 349

Total Shareholders' Equity	712,791	669,163

Total Liabilities and Shareholders' Equity	$ 1,114,597	$ 1,021,657

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Oct. 1, 2005	Oct. 2, 2004
	(In thousands, except share and per share data)

Net Sales
Cost of sales
  Gross Profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Earnings Before Income Taxes and Minority Interest
Income taxes
  Earnings Before Minority Interest
Minority interest in earnings of subsidiary, net of tax
  Net Income

	$ 632,280 396,042 236,238 171,802 1,071 63,365 195 693 62,867 22,317 40,550 (11) $ 40,561	$ 573,457 367,835 205,622 147,594 135 57,893 131 160 57,864 21,120 36,744 - $ 36,744
Net income per common share - basic	$0.74	$0.65
Average number of common shares outstanding - basic	55,011,758	56,191,547
Net income per common share - diluted	$0.73	$0.65
Average number of common shares outstanding - diluted	55,447,480	56,635,074
Cash dividends per common share	$0.155	$0.140

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     HNI Corporation and SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

	Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004
	(In thousands, except share and per share data)
Net Sales	$ 1,788,709	$ 1,546,099
Cost of sales	1,142,338	987,094
Gross Profit	646,371	559,005
Selling and administrative expenses	487,348	424,753
Restructuring and impairment charges	1,071	870
Operating Income	157,952	133,382
Interest income	1,175	1,180
Interest expense	1,520	734
Earnings Before Income Taxes and Minority Interest	157,607	133,828
Income taxes	55,950	48,847
Earnings Before Minority Interest, net of tax	101,657	-
Minority interest in earnings of subsidiary	(11)	-
Net Income	$ 101,668	$ 84,981
Net income per common share - basic	$1.84	$1.48
Average number of common shares outstanding - basic	55,106,182	57,458,319
Net income per common share - diluted	$1.83	$1.47
Average number of common shares outstanding - diluted	55,484,189	57,893,214
Cash dividends per common share	$0.465	$0.420

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004
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
  Increase (decrease) in other liabilities
    Net cash flows from (to) operating activities

	$ 101,668 49,565 1,502 (10,485) 924 6,199 1,213 (49,610) 1,618 102,594	$ 84,981 49,614 1,406 885 1,412 5,990 1,588 (41,965) 6,168 110,079

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and
      equipment
  Capitalized software
  Acquisition spending, net of cash acquired
    Short-term investments - net
  Purchase of long-term investments
  Sales or maturities of long-term investments
  Other-net
    Net cash flows from (to) investing activities

	(25,968) 286 (2,264) (25,678) 2,400 (31,495) 30,205 (68) (52,582)	(21,066) 465 (3,324) (131,931) 58,497 (6,416) - (350) (104,125)

Net Cash Flows From (To) Financing Activities:
  Proceeds from sales of HNI Corporation
     common stock
  Purchase of HNI Corporation common stock
  Proceeds from revolving credit facility
  Payments of note and revolving credit facility
  Dividends paid
    Net cash flows from (to) financing activities

	13,900 (54,800) 59,000 (35,601) (25,661) (43,162)	6,262 (97,664) - (26,593) (24,263) (142,258)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	6,850 29,676	(136,304) 138,982
Cash and cash equivalents at end of period	$ 36,526	$ 2,678

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2005

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's annual report on Form 10-K for the year ended January 1, 2005.

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

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net income, as reported	$ 40,561	$ 36,744	$101,668	$ 84,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(464)	(827)	(1,354)	(2,183)
Pro forma net income	$ 40,097	$ 35,917	$100,314	$ 82,798
Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.74 $0.73 $0.73 $0.72	$0.65 $0.64 $0.65 $0.63	$1.84 $1.82 $1.83 $1.81	$1.48 $1.44 $1.47 $1.43

The Corporation used the nominal vesting approach for all options, including those that would have an accelerated vesting feature associated with employee retirement.  The utilization of the nominal vesting approach for the options subject to the accelerated retirement vesting does not have a material impact on the table presented above.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 88% valued by the last-in, first-out (LIFO) method.

(In thousands)	Oct. 1, 2005 (Unaudited)	Jan. 1, 2005
Finished products	$ 66,299	$ 52,796
Materials and work in process	42,705	40,712
LIFO allowance	(15,953)	(15,918)
	$ 93,051	$ 77,590

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the first nine months of 2005 consisted of changes in unrealized holding gains or losses on equity securities available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," additional pension liability and foreign currency adjustments.

For the nine months ended October 1, 2005, the Corporation repurchased 1,104,673 shares of its common stock at a cost of approximately $54.8 million.  As of October 1, 2005, $90.9 million of the Board's current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$40,561	$36,744	$101,668	$84,981
Denominators: Denominator for basic EPS weighted-average common shares outstanding	55,011,758	56,191,547	55,106,182	57,458,319
Potentially dilutive shares from stock option plans	435,722	443,527	378,007	434,895
Denominator for diluted EPS	55,447,480	56,635,074	55,484,189	57,893,214
Earnings per share - basic	$0.74	$0.65	$1.84	$1.48
Earnings per share - diluted	$0.73	$0.65	$1.83	$1.47

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 2, 2004, because the option prices were greater than the average market prices for the applicable periods.  The number of stock options outstanding, which met this criterion for both the three and nine months ended October 2, 2004, was 20,000 with a range of per share exercise prices of $42.49 - $42.98.  There were no stock options outstanding, which met this criterion for the three and nine months ended October 1, 2005.

Note F. Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's business simplification and cost reduction strategies the Corporation began the shutdown of two office furniture facilities in third quarter 2005.  The Corporation will close plants in Kent, Washington and Van Nuys, California and consolidate production into other U. S. manufacturing locations.  In connection with the shutdowns, the Corporation recorded $1.3 million of pre-tax charges during the quarter.  These charges included $0.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.0 million of severance and $0.1 million of other exit costs recorded as restructuring costs.  The Corporation expects that the shutdowns and consolidation will be completed during the first half of 2006.  The Corporation expects to record an additional pre-tax charge of $2.2 million during the fourth quarter 2005.

The following is a summary of changes in restructuring accruals during the third quarter of 2005.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of July 2, 2005	$ -	$ -	$ -
Restructuring charges	933	138	1,071
Cash payments	-	(53)	(53)
Balance as of October 1, 2005	$ 933	$ 85	$ 1,018

Note G.  Business Combinations

The Corporation completed the acquisition of four small office furniture services companies, two small hearth distributors and three office furniture dealers during the first nine months ending October 1, 2005.  The combined purchase price of these acquisitions totaled approximately $27.1 million of which $25.7 million was paid in cash.  The Corporation is in the process of finalizing the allocation of the purchase price.  Any modification is not expected to be significant.  There are approximately $12.4 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $3.5 million was assigned to trade names that are not subject to amortization.  The remaining $8.9 million have estimated useful lives ranging from two to ten years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships.  There is approximately $11.9 million of goodwill associated with these acquisitions, of which $10.0 million was assigned to the furniture segment and $1.9 million was assigned to the hearth products segment.  All goodwill is deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 1, 2005 and January 1, 2005, which are reflected in Other Assets in the Corporation's condensed consolidated balance sheets:

(In thousands)	Oct. 1, 2005	Jan. 1, 2005
Patents	$ 18,480	$ 18,820
Customer relationships and other	63,454	54,702
Less: accumulated amortization	(26,895)	(21,785)
	$ 55,039	$ 51,737

Aggregate amortization expense for the three and nine months ended October 1, 2005 and October 2, 2004 was $1.8 million and $5.4 million, and $1.2 million and $3.2 million, respectively.  Amortization expense is estimated to decrease from $7.4 to $4.6 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $32.7 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 1, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 1, 2005	$ 65,531	$ 159,023	$ 224,554
Goodwill increase during period	10,283	2,249	12,532
Balance as of October 1, 2005	$ 75,814	$ 161,272	$ 237,086

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter based on values at the end of third quarter or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates to the acquisitions completed during the first nine months of the year as well as small purchase price adjustments related to prior acquisitions.  See Business Combination footnote for further information.

Note I.  Product Warranties

The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                           Nine Months Ended

(In thousands)	Oct. 1, 2005	Oct. 2, 2004
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 10,794 - 6,948 1,405 (9,003)	$ 8,926 688 7,959 753 (7,947)
Balance at end of period	$ 10,144	$ 10,379

Note J.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Nine Months Ended
(In thousands)	Oct. 1, 2005	Oct. 2, 2004
Service cost	$ 228	$ 213
Interest cost	792	799
Expected return on plan assets	(153)	(218)
Amortization of transition obligation	435	436
Amortization of prior service cost	173	173
Amortization of (gain)/loss	27	-
Net periodic benefit cost	$ 1,502	$ 1,403

In May 2004, The Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2. "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" ("FSP106-2").  The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Corporation provides.

Note K.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended through August 31, 2005.  During the third quarter of 2005 the Corporation paid $1.2 million associated with this guarantee.  The Corporation expects to recover this amount through liquidations of secured collateral.

The Corporation utilizes letters of credit in the amount of approximately $23.1 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $4.5 million under a transportation service contract.  The transportation agreement was for a three-year period ending May 1, 2005, with an automatic renewal provision for periods of one year.  This contract was renewed.  Either party may terminate the agreement upon 90 days' written notice.

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

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff's interpretation regarding the accounting for operating leases under generally accepted accounting principles.  Issues covered in this clarification include the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.  The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant.  The Corporation has reevaluated its accounting for leases and determined that the impact of this clarification on its financial statements did not have a material impact on the Corporation's financial statements in the current quarter or prior periods.

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

Note M.  Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth product segment manufactures and markets a broad line of manufactured gas-, pellet- and wood-burning fireplaces and stoves; fireplace inserts; and chimney systems principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

No geographic information for revenues from external customers or for long-lived assets is disclosed as the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and nine month periods ended October 1, 2005, and October 2, 2004, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net Sales: Office furniture Hearth products	$ 477,295 154,985	$ 435,696 137,761	$ 1,360,088 428,621	$ 1,170,045 376,054
	$ 632,280	$ 573,457	$ 1,788,709	$ 1,546,099

Operating Profit:
  Office furniture
    Operations before restructuring charges
    Restructuring and impairment charges
       Office Furniture - net
  Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 49,977 (1,071) 48,906 22,371 71,277 (8,393) $ 62,884	$ 48,130 (135) 47,995 17,499 65,494 (7,630) $ 57,864	$ 135,186 (1,071) 134,115 49,714 183,829 (26,205) $ 157,624	$ 117,713 (870) 116,843 43,702 160,545 (26,717) $ 133,828

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 10,814 3,799 1,567 $ 16,180	$ 11,701 3,588 861 $ 16,180	$ 32,742 11,852 4,971 $ 49,565	$ 34,543 11,219 3,852 $ 49,614

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 6,539 2,101 2,097 $ 10,737	$ 4,572 3,421 628 $ 8,621	$ 18,481 6,700 3,051 $ 28,232	$ 12,111 9,964 2,315 $ 24,390

			As of Oct. 1, 2005	As of Oct. 2, 2004
Identifiable Assets: Office furniture Hearth products General corporate			$ 631,672 370,620 112,305 $ 1,114,597	$ 570,725 363,580 103,119 $ 1,037,424

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations

Overview

The Corporation has two reportable core operating segments: office furniture and hearth products.  The Corporation is the second largest office furniture manufacturer in the United States and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.

During the third quarter, the Corporation recorded record sales and earnings.  Net sales were up 10.3 percent while net income increased 10.4 percent and earnings per diluted share increased 12.3 percent over the same quarter last year.  Organic growth continued to be solid across the Corporation's multiple brands and channels.  Gross margins for the quarter exceeded prior year levels as ongoing cost reduction initiatives and price realization offset higher steel and other petroleum based product costs.  Selling and administrative expenses increased due to the Corporation's continued investment in selling, product launches, and strategic distribution for hearth and office furniture as well as increased freight and distribution costs.

The Corporation began the shutdown of two office furniture facilities as a result of its ongoing business simplification and cost reduction strategies.  The Corporation recorded $1.3 million of pre-tax charges in connection with the facility shutdowns during the third quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2005.  During the first nine months of fiscal year 2005, there was no material change in the accounting policies and assumptions previously disclosed.

Results of Operations

The following table presents certain key highlights from the results of operations for the quarterly periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	Oct. 1, 2005	Oct. 2, 2004	Percent Change	Oct. 1, 2005	Oct. 2, 2004	Percent Change
Net sales	$632,280	$573,457	10.3%	$1,788,709	$1,546,099	15.7%
Cost of products sold	396,042	367,835	7.7	1,142,338	987,094	15.7
Gross profit	236,238	205,622	14.9	646,371	559,005	15.6
Selling & administrative expenses	171,802	147,594	16.4	487,348	424,753	14.7
Restructuring & impairment charges	1,071	135	693.3	1,071	870	23.1
Operating income	63,365	57,893	9.5	157,952	133,382	18.4
Interest income	195	131	48.9	1,175	1,180	(0.4)
Minority interest in earnings of subsidiary	(17)	-	100.0	(17)	-	100.0
Interest expense	693	160	333.1	1,520	734	107.1
Income taxes	22,323	21,120	5.7	55,956	48,847	14.6
Net income	$ 40,561	$ 36,744	10.4%	$ 101,668	$ 84,981	19.6%

The Corporation experienced solid sales growth in the quarter, up 10.3 percent or $58.8 million compared to the same quarter last year.  During the third quarter of 2005, the Corporation completed the acquisitions of two small office furniture services companies, two office furniture dealers, and a small hearth distributor.  Those acquisitions, along with previous acquisitions completed subsequent to the third quarter of 2004, accounted for $13 million of the increase in sales.

The Corporation continues to implement its business simplification and cost reduction strategies.  As a result, the Corporation began the shutdown of two office furniture facilities during third quarter 2005.  The plants located in Kent, Washington and Van Nuys, California will close and production will be consolidated into the Corporation's other U.S. manufacturing locations.  In connection with the shutdown, the Corporation recorded $1.3 million of pre-tax charges or $0.02 per diluted share during the third quarter of 2005.  These charges included $0.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales, and $1.1 million of severance and other exit costs recorded as restructuring costs.

Gross margins for the third quarter increased to 37.4 percent compared to 35.9 percent in the prior year as a result of cost reduction initiatives and price realization.

Total selling and administrative expenses for the quarter increased $25 million to 27.3 percent of net sales compared to 25.8 percent in third quarter 2004.  Included in third quarter 2005 were additional selling and administrative costs of $4 million associated with new acquisitions; increased freight and distribution costs of $7 million due to volume, rate increases, and fuel surcharges; $1.1 million of restructuring charges from the shutdown of two office furniture facilities; continued investment in brand building and selling initiatives and new product launches.  Third quarter 2004 included $0.1 million related to the previous shutdown of two office furniture facilities.

Net income increased 10.4 percent and net income per diluted share increased 12.3 percent compared to the same quarter in 2004.  Net income per share was positively impacted $0.01 per share as a result of the Corporation's share repurchase program.

The Corporation reduced its annualized effective tax rate at the beginning of the year to 35.5 percent compared to 36.5 percent in 2004 due primarily to benefits related to the American Jobs Creation Act of 2004.  The Corporation expects the effective tax rate to remain at this level in 2005.

For the first nine months of 2005, consolidated net sales increased 15.7 percent to $1.8 billion compared to $1.5 billion in 2004.  Acquisitions accounted for approximately $65 million or 4.2 percentage points of the increase.  Gross margins year-to-date decreased slightly to 36.1 percent compared to 36.2 percent last year as cost reduction initiatives and increased price realization largely offset higher steel and other material costs.  Net income was $101.7 million compared to $85.0 million in 2004, an increase of 19.6 percent.  Net income was $1.83 per diluted share compared to $1.47 per diluted share in 2004, an increase of 24.5 percent.  Net income per share was positively impacted $0.07 per share on a year-to-date basis as a result of the Corporation's share repurchase program.

Office Furniture

Third quarter sales for the office furniture segment increased 9.5 percent or $41.6 million to $477.3 million from $435.7 million for the same quarter last year.  The Corporation's acquisitions since third quarter 2004 accounted for $11 million of the increase.  Operating profit prior to unallocated corporate expenses as a percent of sales decreased to 10.2 percent versus 11.0 percent in 2004 as a result of continued investments in selling, product launches and strategic distribution as well as increased freight and distribution costs and costs related to facility shutdowns.

Net sales on a year-to-date basis increased 16.2 percent or $190.0 million to $1.4 billion compared to $1.2 billion in 2004.  The Corporation's acquisitions accounted for $43 million of the increase.  Operating profit as a percentage of sales decreased to 9.9 percent compared to 10.0 percent in the prior year.

Hearth Products

Third quarter sales for the hearth products segment increased 12.5 percent or $17.2 million to $155.0 million compared to $137.8 million in 2004 due to strong organic growth.  The Corporation's acquisitions completed since the third quarter of 2004 accounted for $2 million of the increase.  Operating profit prior to unallocated corporate expenses increased to $22.4 million from $17.5 million in the same quarter last year.  Operating profit as a percent of net sales increased to 14.4 percent compared to 12.7 percent in 2004 due to increased volume and price realization.

Net sales on a year-to-date basis increased 14.0 percent or $52.6 million to $428.6 million compared to $376.1 million in 2004.  The Corporation's acquisitions accounted for approximately $22 million of the increase.  Operating profit as a percentage of sales was consistent with prior year at 11.6 percent.

Liquidity and Capital Resources

As of October 1, 2005, cash and short-term investments increased to $46.0 million compared to a $36.5 million balance at year-end 2004.  Cash flow from operations remained strong at $102.6 million.  Trade receivables and inventory levels have increased from year-end due to seasonality, increased volume and acquisitions completed during 2005.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and maintains additional borrowing capacity of $102 million, net of amounts designated for letters of credit, through a revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first nine months of 2005 were $28.2 million compared to $24.4 million in 2004 and were primarily for tooling and equipment for new products.  Cash from operations funded these investments.  For the full year 2005, capital expenditures are expected to be slightly more than 2004 levels and are also planned to be funded from the Corporation's cash flow from operations.

During the first nine months, the Corporation completed the acquisitions of four small office furniture services companies, three office furniture dealers and two small hearth products distributors for a total of $25.7 million in cash.  During 2005 the Corporation utilized $59 million under its revolving credit facility to fund acquisitions and meet cash requirements.  Currently, $25 million remains outstanding and is classified as short-term as the Corporation expects to repay the borrowings prior to year end.

The Board of Directors declared a regular quarterly cash divided of $0.155 per share on its common stock on August 1, 2005, to shareholders of record at the close of business on August 11, 2005.  It was paid on September 1, 2005.

For the nine months ended October 1, 2005, the Corporation repurchased 1,104,673 shares of its common stock at a cost of approximately $54.8 million, or an average price of $49.61.  As of October 1, 2005, $90.9 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There are no material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 1, 2005.

Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was extended through August 31, 2005.  During the third quarter of 2005 the Corporation paid $1.2 million associated with this guarantee.  The Corporation expects to recover this amount through liquidations of secured collateral.

The Corporation utilizes letters of credit in the amount of approximately $23.1 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $4.5 million under a transportation service contract.  The transportation agreement was for a three-year period ending May 1, 2005, with an automatic renewal provision for periods of one year.  This contract was renewed.  Either party may terminate the agreement upon 90 days' written notice.

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

Looking Ahead

The Corporation's order trends are strong and management believes the Corporation is well positioned in each of its markets to continue to experience solid market performance.  Gross margins are expected to return to, or slightly exceed, prior year levels for the full year.  The Corporation remains focused on productivity improvements, cost reductions, elimination of non-value added activity throughout the total value stream and aggressive strategic sourcing on a global basis.

The Corporation continues its focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, among others: the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism or military action; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and other petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of October 1, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of January 1, 2005 in item 7A of the Corporation's Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of October 1, 2005, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                                               PART II.     OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

                 Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the third quarter ended October 1, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
7/3/05 - 7/30/05	17,673	$50.98	17,673	$119,869,039
7/31/05 - 8/27/05	376,800	$57.69	376,800	$ 98,129,997
8/28/05-10/1/05	126,300	$57.22	126,300	$ 90,903,305
Total	520,773	$57.35	520,773	$ 90,903,305

(1)  No shares were purchased outside of a publicly announced plan or program.
(2)  The Corporation repurchased shares under previously announced plans authorized by the Board of Directors.  The plan was announced on November 12, 2004, providing share repurchase authorization of $150,000,000 with no specified expiration date.
(3)  No repurchase plans expired or were terminated during the third quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

Exhibits.  See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 4, 2005	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:    November 4, 2005                                       /s/ Stan A. Askren
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

Date:    November 4, 2005                                       /s/ Jerald K. Dittmer
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
                                                                                Title:  Vice President and
                                                                                           Chief Financial Officer

                                                                                                                                                                            EXHIBIT (32.1)

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended October 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report.

/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer Date: November 4, 2005
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: November 4, 2005

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.