Form 10-K
period 2005-12-31
HNI CORP
filed 2006-02-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2648

HNI Corporation
An Iowa Corporation	414 East Third Street	IRS Employer No. 42-0617510
P. O. Box 1109
Muscatine, IA 52761-0071
563/272-7400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, with par value of $1.00 per share.

Preferred Share Purchase Rights to purchase shares of Series A Junior Participating.
Preferred Stock, with par value of $1.00 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.                                                                                                      Yes  ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act.                                                                                                   Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐        No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of

July 2, 2005, was $2,129,819,542, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant’s common stock, as of February 15, 2006 was:  51,828,745.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement dated March 17, 2006, for the May 2, 2006, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 71.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

HNI Corporation (the “Corporation”) is an Iowa corporation incorporated in 1944. The Corporation is a provider of office furniture and hearth products. Approximately 76% of fiscal year 2005 net sales was in office furniture and 24% in hearth products. A broad office furniture product offering is sold to dealers, wholesalers, retail superstores, end-user customers, and federal, state, and local governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood- and gas-burning factory-built fireplaces, pellet and electric hearth appliances, fireplace inserts, stoves, gas logs, and accessories. These products are sold through a national system of dealers, wholesalers, large regional contractors, as well as Corporation-owned distribution and retail outlets. In fiscal 2005, the Corporation had net sales of $2.5 billion, of which approximately $1.9 billion was attributable to office furniture products and $0.6 billion was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, Mexico, China, and Taiwan. See Item 2. Properties for additional related discussion.

Seven operating units, marketing under various brand names, participate in the office furniture industry. These operating units include:  The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Holga Inc., Paoli Inc., and Omni Workspace Company. Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies Inc. participates in the hearth industry. The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During 2005, the Corporation completed seven office furniture acquisitions and three hearth acquisitions for a combined total purchase price of $35.4 million. The office furniture acquisitions consisted of four office furniture service companies and three office furniture dealers. The hearth acquisitions were all distributors of fireplaces and other building materials.

HNI International Inc. (“HNI International”) markets office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada. With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since its inception, the Corporation has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”) which focuses on streamlining design, manufacturing, and administrative processes. The Corporation’s RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality, and workplace safety. In addition, the Corporation’s RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

The Corporation distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers. The Corporation is a supplier of office furniture to the largest nationwide distributors of office products, including Corporate Express Inc., A Buhrmann Company; Office Depot, Inc.; Office Max Incorporated (Boise); and Staples, Inc.

The Corporation’s product development efforts are focused on developing and providing solutions that are relevant and differentiated, deliver quality, aesthetics, and style, and are focused on reducing manufacturing costs.

An important element of the Corporation’s success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and efficient members. Each of the Corporation’s eligible members own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Corporation’s success throughout the entire workforce. In addition, most production members are eligible for incentive bonuses.

For further financial-related information with respect to acquisitions, restructuring, and the Corporation’s operations in general, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the following captions included in the Notes to Consolidated Financial Statements, which are filed as part of this report: Nature of Operations, Business Combinations, and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $10.1 billion in 2005, an increase of 13% compared to 2004, which was a 5% increase from 2003 levels. The Corporation believes that the increase was due to improving economic conditions and price increases due to higher material costs.

The U.S. office furniture market consists of two primary segments–the project or contract segment and the commercial segment. The project segment has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, or department or office redesigns, which are frequently customized to meet specific client and designer preferences. Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design. The selling process is often complex and lengthy and generally has several manufacturers competing for the same projects.

The commercial segment of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection, and quick delivery. Office products dealers, wholesalers, and retailers, such as office products superstores, are the primary distribution channels in this market segment. Office furniture and products dealers publish periodic catalogs that display office furniture and products from various manufacturers.

The Corporation also competes in the domestic hearth industry, where it is a market leader. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with retrofit activity being concentrated in the September to December time-frame. Distribution is primarily accomplished through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor. The Corporation sells approximately 70% of its products to the new construction/builder channel.

Growth Strategy

The Corporation’s strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue global markets where opportunities are strong. The components of this growth strategy are to introduce new products, build brand equity, continually reduce costs, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, and enter markets not currently served.

Employees/Members

As of December 31, 2005, the Corporation employed approximately 12,500 persons, 11,300 of who were members and 1,200 of who were temporary personnel. The Corporation employed approximately 500 members who were members of unions. The Corporation believes that its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. The Corporation’s products are sold under the Corporation’s brands - HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®,Whitehall®, basyxTM, IntraSpec SolutionsTM, and Holga® in order to meet the demands of various markets.

The following is a description of the Corporation’s major product categories and product lines:

Storage

The Corporation offers a variety of storage options designed either to be integrated into the Corporation’s office systems products or to function as freestanding furniture in office applications. The Corporation sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, and mail order distributors.

Seating

The Corporation’s seating line includes chairs designed for all types of office work. The chairs are available in a variety of frame colors, coverings, and a wide range of price points. Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort, and quality.

Office Panel Systems

The Corporation offers a complete line of office panel system products in order to meet the needs of a wide spectrum of organizations. Office panel systems may be used for team work settings, private offices, and open floor plans. They are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office. Office panel systems offer a cost-effective and flexible alternative to traditional drywall office construction. A typical installation of office panels often includes related sales of seating, storage, and accessories.

The Corporation offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations. The Corporation also offers consultative selling and design services for its office system products.

Desks and Related Products

The Corporation’s collection of desks and related products includes stand-alone steel, laminate, and wood furniture items, such as desks, bookshelves, credenzas, and mobile desking. These products are available in a range of designs and price points. The Corporation’s desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers. The Corporation offers a variety of tables designed for use in conference rooms, private offices, training areas, team work settings, and open floor plans.

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of metal prefabricated fireplaces and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & GloTM, and Quadra-Fire® brand names.

The Corporation’s line of hearth products includes wood- and gas-burning factory-built fireplaces, pellet and electric hearth appliances, fireplace inserts, stoves, gas logs, and accessories. Heatilator® and Heat & GloTM are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. See “Intellectual Property” for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, California, Georgia, Indiana, Iowa, Kentucky, Minnesota, New York, North Carolina, Virginia, Washington, and Monterrey, Mexico. The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, and Washington.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources. Major raw materials and components include coil steel, bar stock, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Corporation adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles. The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation’s RCI process involves production and administrative employees, management, customers, and suppliers. The Corporation has facilitators, coaches, and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Corporation has organized a group that designs, fabricates, tests, and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Corporation’s concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Corporation’s product development efforts are primarily focused on developing end-user solutions that are relevant and differentiated and focused on quality, aesthetics, style, and on reducing manufacturing costs. The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials, and providing engineering support and training to its operating units. The Corporation conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Corporation’s Stanley M. Howe Technical Center, working in conjunction with operating staff, seeks breakthrough developments in product design, manufacturability, and materials usage. At the operating unit level, development efforts are focused on achieving improvements in product features and manufacturing processes. The Corporation invested approximately $27.3 million, $27.4 million, and $24.0 million in product development during fiscal years 2005, 2004, and 2003, respectively, and has budgeted in excess of $27.0 million for product development in fiscal year 2006.

Intellectual Property

As of December 31, 2005, the Corporation owned 350 U.S. and 281 foreign patents and had applications pending for 136 U.S. and 222 foreign patents. In addition, the Corporation holds 148 U.S. and 257 foreign trademark registrations and has applications pending for 69 U.S. and 136 foreign trademarks.

The Corporation’s principal office furniture products do not require frequent technical changes. The majority of the Corporation’s office furniture patents are design patents which expire at various times depending on the patent’s date of issuance. The Corporation believes that neither any individual office furniture patent nor the Corporation’s office furniture patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation’s patents covering its hearth products protect various technical innovations and expire at various times, depending upon each patent’s date of filing. While the acquisition of patents reflects Hearth & Home Technologies Inc.’s position in the market as an innovation leader, the Corporation believes that neither any individual hearth product’s patent nor the Corporation’s hearth patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation applies for patent protection when it believes the expense of doing so is justified, and the Corporation believes that the duration of its registered patents is adequate to protect these rights. The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation actively protects its trademarks that it believes have significant value.

Sales and Distribution: Customers

In 2005, the Corporation’s ten largest customers represented approximately 36% of its consolidated net sales. One customer, United Stationers Inc., accounted for approximately 12% of the Corporation’s consolidated net sales in 2005, and 13% in 2004 and 2003. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products. In addition, there can be no assurance that the Corporation will be able to maintain its customer relationships as consolidation of its customers occur.

The Corporation today sells its office furniture products through five principal distribution channels. The first channel, which consists of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to commercial, government, education, health care entities, and home office owners.

The second distribution channel comprises national office product distributors including Office Max Incorporated; Corporate Express Inc., A Buhrmann Company; Office Depot, Inc.; and Staples, Inc. These distributors sell furniture along with office supplies through a national network of dealerships and sales offices which assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers. All of these distributors, except for Corporate Express Inc., also sell through retail office products superstores.

The third distribution channel, comprising corporate accounts, is where the Corporation has the direct selling relationship with the end-user. Installation is normally provided through a dealer.

The fourth distribution channel comprises wholesalers that serve as distributors of the Corporation’s products to independent dealers, national supply dealers, and superstores. The Corporation sells to the nation’s largest wholesalers, United Stationers Inc. and S.P. Richards Company, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various retailers. They also special order products from the Corporation in customer-selected models and colors. The Corporation’s wholesalers maintain warehouse locations throughout the United States, which enable the Corporation to make its products available for rapid delivery to retailers anywhere in the country.

The fifth distribution channel comprises direct sales of the Corporation’s products to federal, state, and local government offices.

The Corporation’s office furniture sales force consists of regional sales managers, salespersons, and firms of independent manufacturers’ representatives who collectively provide national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

Office products dealers, national wholesalers, and retailers market their products over the Internet and through catalogs published periodically. These catalogs are distributed to existing and potential customers. The Corporation believes that the inclusion of the Corporation’s product lines in customer catalogs and e-business offers strong potential for increased sales of the listed product items due to the exposure provided.

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. Sales outside of the United States and Canada represented approximately 1% of net sales in fiscal 2005.

Limited quantities of select finished goods inventories built to order awaiting shipment are at the Corporation’s principal manufacturing plants and at its various distribution centers.

Hearth & Home Technologies Inc. sells its fireplace and stove products through dealers, distributors, and Corporation-owned distribution and retail outlets. The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers’ representatives.

As of December 31, 2005, the Corporation had an order backlog of approximately $185.4 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year. This compares with $133.6 million as of January 1, 2005, and $94.1 million as of January 3, 2004. Backlog, in terms of percentage of net sales, was 7.6%, 6.4%, and 5.4%, for fiscal years 2005, 2004, and 2003, respectively. The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Corporation’s order backlog is therefore not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

For a discussion of the seasonal nature of the Corporation’s sales, see Operating Segment Information in the Notes to Consolidated Financial Statements.

Competition

The Corporation is one of the largest office furniture manufacturers in the world, and believes that it is the largest provider of furniture to small- and medium-sized workplaces. The Corporation is the largest manufacturer and marketer of fireplaces in North America.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Corporation competes by emphasizing its ability to deliver compelling value products and unsurpassed customer service. The Corporation competes with the large office furniture manufacturers, which control a substantial portion of the market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc. The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company); Kimball International, Inc.; KI; and Teknion Corporation (a Canadian company), as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Corporation will be able to compete successfully in its markets in the future.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors. The Corporation competes primarily against other large manufacturers, including CFM Corporation Inc. (a Canadian company) and Lennox International Inc.

Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer, and customer service and support. The Corporation believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Corporation’s significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

For further discussion of the Corporation’s competitive situation, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. The Corporation’s objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, support systems, and RCI programs. These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs. Ongoing cost control disciplines are also routinely employed. In addition, the last-in, first-out (LIFO) valuation method is used for most of the Corporation’s inventories, which ensures that changing material and labor costs are recognized in reported income, and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing discharges of air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Corporation will not incur material costs to comply with such regulations. The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Corporation’s environmental professionals work with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel, and consultants on the management of environmental, health and safety issues. The Corporation’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date. The Corporation does not anticipate that financially material capital expenditures will be required during fiscal year 2006 for environmental control facilities. It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations. However, there can be no assurance that new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation’s business during the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s Internet website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (“SEC”). The Corporation’s information is also available from the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC website at www.sec.gov.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words, such as “anticipate,” “believe,” “could,” “confident,”

“estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and variations of such words, and similar expressions identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position or future financial performance are described later in this report under the heading entitled “Item 1A. Risk Factors.”  The Corporation cautions readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including under the heading entitled “Item 1A. Risk Factors,”as well as others that the Corporation may consider immaterial or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading entitled “Item 1A. Risk Factors,” are not exclusive and further information concerning the Corporation, including factors that potentially could materially affect the Corporation’s financial results or condition, may emerge from time to time.

The Corporation assumes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The Corporation does advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows, and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

We operate in a highly competitive environment and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products. While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers. Our principal competitors in the office furniture industry include The Global Group (a Canadian company), Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation (a Canadian company), KI and Knoll, Inc. Our principal competitors in the hearth products industry include Lennox International Inc. and CFM Corporation (a Canadian company). In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders. These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

Our continued success will depend on many things, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to adapt our business model to effectively compete in the highly competitive environments of both the office furniture and hearth products industries. Our success is also subject to our ability to sustain and grow our positive brand reputation and recognition among existing and potential customers and use our brands and trademarks effectively in entering new markets.

In both the office furniture and hearth products industries, we also face significant price competition from our competitors and from new market entrants primarily from lower-cost countries. Such price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins. In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures. Increased competition from low-cost Asian imports represents one of the most significant threats to our current market share in the office furniture industry. In the hearth products industry, big box retailers, such as Lowe’s and Home Depot, with whom we currently do not do business, are increasing their penetration into the market. If such market penetration continues, it could adversely affect our business, operating results, or financial condition.

There can be no assurance that we will be able to compete successfully in our various markets in the future.

The concentration of our customer base, changes in demand and order patterns from our customers, particularly the top ten customers, as well as the increased purchasing power of such customers, could adversely affect our business, operating results, or financial condition.

We sell our products through multiple distribution channels. These distribution channels have been consolidating in the past several years and may continue to consolidate in the future. Such consolidation may result in a greater proportion of our sales being concentrated in fewer customers. In 2005, our ten largest customers represented approximately 36% of consolidated net sales. The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results, or financial condition than such events would have had prior to such consolidation. There can be no assurance that we will be able to maintain our relationships with customers if this consolidation continues.

The growth in sales of private label products by some of our largest office furniture customers may reduce our revenue and adversely affect our business, operating results, or financial condition.

Private label products are products sold under the name of the distributor or retailer, but manufactured by another party. Some of our largest customers have begun an aggressive private label initiative to increase sales of office furniture. If these initiatives are successful, they may reduce our revenue and inhibit our ability to raise prices and may, in some cases, even force us to lower prices, which could result in an adverse effect on our business, operating results, or financial condition.

Increases in basic commodity and raw material costs as well as disruptions to the supply of such basic commodities and raw materials could adversely affect our profitability.

Fluctuations in the price, availability, and quality of the raw materials used by us in manufacturing could have an adverse effect on our costs of sales and our ability to meet the demand of customers. The cost of steel, our largest raw material category, and other commodities have significantly increased in recent years due to, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, terrorism, and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. Our profit margins could be adversely affected if raw material and commodity costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We are affected by the cost of energy, and increases in energy prices could adversely affect our gross margins and profitability.

Our gross margins and the profitability of our business operations are sensitive to the cost of energy because the cost of energy is reflected in our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. If the price of petroleum-based products, the cost of operating our manufacturing facilities and our transportation costs continue to increase it could adversely affect our gross margins and profitability.

We may not be successful in implementing and managing the risks inherent in our growth strategy.

As a part of our growth strategy, we seek to increase sales and market share by introducing new products, further enhancing our existing line of products, and continuing to pursue complementary acquisitions. This strategy depends on our ability to increase sales through our existing customer network, principally dealers, wholesalers and retailers. Furthermore, the ability to effectuate and manage profitable growth will depend on our ability to contain costs, including costs associated with increased manufacturing, sales and marketing efforts, freight utilization, warehouse capacity, product development, and acquisition efforts.

Our efforts to introduce new products that meet customer and workplace/home requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To keep pace with market trends in both the office furniture and hearth products industries, such as changes in workplace and home design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance, we must periodically introduce new products. The introduction of new products in both industries requires the coordination of the design, manufacturing, and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance. In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image. Accordingly, the launch of any particular product may be later or less successful than originally anticipated by us. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline, and may result in an adverse effect on our business, operating results, or financial condition.

We intend to grow our business through additional acquisitions, alliances, and joint venture arrangements, which could adversely affect our business, operating results, or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions, alliances, and joint venture arrangements of businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business. In January 2006, we announced the signing of an agreement to purchase Lamex, a privately held Chinese manufacturer and marketer of office furniture. The benefits of an acquisition, alliance, or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee that our Lamex acquisition or any future acquisitions, alliances or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, and joint ventures involve a number of risks, including:

•                  diversion of management’s attention;

•                  difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and revenue synergies;

•                  potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•                  adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

•                  reallocation of amounts of capital from other operating initiatives or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•                  inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition; and

•                  incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our operating results.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates, and the availability of capital to complete such acquisitions. These risks could be heightened if we complete several acquisitions within a relatively short period of time. In addition, there can be no assurance that we will be able to continue to identify attractive opportunities or enter into any such transactions with acceptable terms in the future. If an acquisition is completed, there can be no assurance that we will be able to successfully integrate the acquired entity into our operations or that we will achieve sales and profitability that justify our investment in such businesses. Any potential acquisition may not be successful and could adversely affect our business, operating results, or financial condition.

We are subject to extensive environmental regulation and have exposure to potential environmental liabilities.

The past and present operation and ownership by us of manufacturing facilities and real property are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste and the remediation of contamination associated with releases of hazardous substances. Compliance with environmental regulations has not had a material affect on our capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws, or discoveries of contamination at our real property sites which occurred prior to our ownership or the advent of environmental regulation may require us to make additional expenditures in the future, some of which may be material.

The existence of various unfavorable macroeconomic and industry factors for a prolonged period could adversely affect our business, operating results, or financial condition.

Office furniture industry revenues are impacted by a variety of macroeconomic factors such as service-sector employment levels, corporate profits, non-residential fixed investment, and commercial construction. Industry factors, such as corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies, also influence office furniture industry revenues.

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, disposable income, changing demographics, and hearth industry revenues. Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.

There can be no assurance that current or future economic or industry trends will not adversely affect our business, operating results, or financial condition.

Increasing healthcare costs could adversely affect our business, operating results, or financial condition.

We provide healthcare benefits to the majority of our members. Healthcare costs have continued to rise over time and could adversely affect our business, operating results, or financial condition.

Our inability to improve the quality/capability of our network of independent dealers or the loss of a significant number of such dealers could adversely affect our business, operating results, or financial condition.

In both the officer furniture and hearth products industries, we rely in large part on a network of independent dealers to market our products to customers. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our customers. Our dealers may terminate their relationships with us at any time and for any reason. The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results, or financial condition.

Our increasing international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

We primarily sell our products and report our financial results in U.S. Dollars; however we have increasingly been conducting business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. Dollars, which may affect our profits. In the future, any foreign currency appreciation relative to the U.S. Dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. Dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. Dollar.

We review our foreign currency exposure and evaluate whether we should enter into hedging transactions. We may be vulnerable to the effects of currency exchange rate fluctuations.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•                  social and political turmoil, official corruption and civil unrest;

•                  restrictive government actions, such as the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•                  changes in labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•                  the need to comply with multiple and potentially conflicting laws and regulations, including environmental laws and regulations;

•                  preference for locally branded products and laws and business practices favoring local competition;

•                  less effective protection of intellectual property;

•                  unfavorable business conditions or economic instability in any particular country or region; and

•                  difficulty in obtaining distribution and support.

There can be no assurance that these and other factors will not have an adverse affect on our business, operating results, or financial condition.

We may not be able to maintain our effective tax rate.

We may not be able to maintain our effective tax rate because (1) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (3) there are differences between foreign and U.S. income tax rates, and (4) many tax years are subject to audit by different tax jurisdictions, which audits may result in additional taxes payable.

Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.

Our existing credit facility limits our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. Our credit facility also requires us to maintain certain financial covenants.

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including capital improvements, tooling, new product development, and acquisitions. To the extent that our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our ability to generate cash depends on economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Future borrowings or financings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our debt or meet our liquidity needs.

Any equity or debt financing, if available at all, could have terms that are not favorable to us. In addition, financings could result in dilution to our shareholders or the securities may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our business is subject to a number of other miscellaneous risks that may adversely affect our business, operating results, or financial condition.

Other miscellaneous risks include, among others:

•                  uncertainty related to disruptions of business by accidents, third-party labor disputes, terrorism, military action, natural disasters, epidemic, acts of God, or other force majeure events;

•                  reduced demand for our storage products caused by changes in office technology, including the change from paper record storage to electronic record storage;

•                  the effects of economic conditions on demand for office furniture and hearth products, customer insolvencies, bankruptcies and related bad debts and claims against us that we received preferential payments;

•                  our ability to realize cost savings and productivity improvements from our cost containment and business simplification initiatives;

•                  our ability to realize financial benefits from our repurchases of common stock;

•                  volatility in the market price and trading volume of equity securities may adversely affect the market price for our common stock;

•                  our ability to protect our intellectual property;

•                  potential claims by third-parties that we infringed upon their intellectual property rights;

•                  our insurance may not adequately insulate us from expenses for product defects; and

•                  our ability to retain our experienced management team and recruit other key personnel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, Mexico, China, and Taiwan, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 10.3 million square feet. Of this total, approximately 2.8 million square feet are leased, including approximately .3 million square feet under a capital lease.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used. The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or number of production shifts employed.

The Corporation’s principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	547,014	Owned	Manufacturing nonwood casegoods office furniture (1)

Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture (1)

Dallas, Texas	200,000	Leased	Warehousing office furniture

Florence, Alabama	308,763	Owned	Manufacturing nonwood casegoods office furniture

Lake City, Minnesota	235,000	Owned	Manufacturing metal prefabricated fireplaces (1)

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture (1)

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	630,000	Owned	Manufacturing nonwood casegoods and systems office furniture (1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture (1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood seating office furniture

South Gate, California	520,270	Owned	Manufacturing nonwood casegoods office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1) Also includes a regional warehouse/distribution center

(2) A capital lease

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Mexico, Canada, China, and Taiwan. These facilities total approximately 3.5 million square feet with approximately 2.0 million square feet used for the manufacture and distribution of office furniture and approximately 1.5 million square feet for hearth products. Of this total, approximately 2.3 million square feet are leased. The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

There are no major encumbrances on Corporation-owned properties. Refer to the Property, Plant, and Equipment note in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. It is the Corporation’s opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

On December 9, 2005, the Corporation settled a lawsuit which sought approximately $7.6 million and arose out of the 2001 bankruptcy of a customer, US Office Products Company. The lawsuit alleged that the Corporation received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The Corporation was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables. The lawsuit was brought in February, 2003 by USOP Liquidating LLC in the United States Bankruptcy Court for the District of Delaware. The Corporation settled all claims arising out of this lawsuit for a cash payment in the amount of $585,000. As a consequence of the settlement, the lawsuit was dismissed with prejudice on December 14, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART I, TABLE I

EXECUTIVE OFFICERS OF THE REGISTRANT

December 31, 2005

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	45	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003	Executive Vice President (2001-03); President, (1999-03), Allsteel Inc.

David C. Burdakin	50	None	Executive Vice President President, The HON Company	2001 2000

Bradley D. Determan	44	None	Executive Vice President President, Hearth & Home Technologies Inc.	2005 2003	Senior Vice President, Operations (1995-2003), Hearth & Home Technologies Inc.

Jerald K. Dittmer	48	None	Vice President and Chief Financial Officer	2001	Vice President, Finance (2000-01);

Robert J. Driessnack	47	None	Vice President, Controller	2004	Chief Financial Officer, Retail Division (2002-04), Corporate Controller (2000-02), NCR Corporation

Melinda C. Ellsworth	47	None	Vice President, Treasurer and Investor Relations	2002	Vice President, International Finance & Treasury (1998-02), Sunbeam Corporation

Tamara S. Feldman	45	None	Vice President, Financial Reporting	2001	Assistant Controller, (1994-01)

Robert D. Hayes	62	None	Vice President, Business Analysis and General Auditor	2001	Vice President, Internal Audit (1999-01)

Eric K. Jungbluth	45	None	Executive Vice President President, Allsteel Inc.	2005 2003	Vice President, Sales and Marketing (2003), Allsteel Inc.; Vice President and General Manager, Creative Specialties (2000-03), Fortune Brands/Moen

Jeffrey D. Lorenger	40	None	Vice President, General Counsel and Secretary	2005	Vice President, Seating (2003-05), Vice President, Marketing (2001-03), Allsteel Inc.

Donald T. Mead	46	None	Vice President, Member and Community Relations	2004	President (2003-04), The Gunlocke Company L.L.C; Vice President, Seating (2002-03), Vice President and General Manager, Component Plant (2001-02), and Vice President Marketing (2000-01), Allsteel Inc.

Timothy R. Summers	41	None	Vice President, Lean Enterprise	2004	Vice President, Operations and Logistics (2000-04), Allsteel Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”), trading symbol HNI. As of year-end 2005, the Corporation had 6,702 stockholders of record.

Computershare Investor Services, L.L.C., Chicago, Illinois, serves as the Corporation’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: Computershare Investor Services, L.L.C., P.O. Box 1689, Chicago, IL 60690-1689 or telephone 312/588-4991.

Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 32% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition.

The following table provides information as of December 31, 2005, about the Corporation’s securities which may be issued under the Corporation’s equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	1,128,650	$31.84	2,702,014
Equity Compensation Plans Not Approved by Security Holders	—	—	—

The total number of shares of common stock available for all grants of awards under the amended and restated 1995 Stock-Based Compensation Plan (the “Plan”) on any calendar year shall be eighty-three hundredths of one percent of the outstanding and issued common stock as of January 1 of such year beginning January 1, 1997, plus the number of shares of common stock which shall have become available for grants of awards under the Plan in any and all prior calendar years, but which shall not have become subject to any award granted in any prior year.

The following is a summary of share repurchase activity during the fourth quarter ended December 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/02/05- 10/29/05	207,530	$48.83	207,530	$80,769,786
10/30/05- 11/26/05	1,971,184	$48.91	1,971,184	$184,358,674
11/27/05- 12/31/05	775,681	$52.69	775,681	$143,486,665
Total	2,954,395	$49.90	2,954,395	$143,486,665

(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors as follows:

•                  Plan announced November 12, 2004, providing share repurchase authorization of $150,000,000 with no specified expiration date.

•                  Plan announced November 11, 2005, providing share repurchase authorization of $200,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6. SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2005	2004	2003	2002(a)	2001
Per Common Share Data (Basic and Dilutive)
Net Income – basic	$2.51	$1.99	$1.69	$1.55	$1.26
Net Income – diluted	2.50	1.97	1.68	1.55	1.26
Cash Dividends	.62	.56	.52	.50	.48
Book Value – basic	11.46	12.10	12.19	11.08	10.10
Net Working Capital – basic	2.48	1.96	3.71	1.82	1.52
Operating Results (Thousands of Dollars)
Net Sales	$2,450,572	$2,093,447	$1,755,728	$1,692,622	$1,792,438
Cost of Products Sold	1,562,654	1,342,143	1,116,513	1,092,743	1,181,140
Gross Profit	887,918	751,304	639,215	599,879	611,298
Interest Expense	2,355	886	2,970	4,714	8,548
Income Before Income Taxes	214,709	178,869	150,931	140,554	116,261
Income Before Income Taxes as a % of Net Sales	8.76%	8.54%	8.60%	8.30%	6.49%
Effective Tax Rate	36.0%	36.5%	35.0%	35.0%	36.0%
Net Income	$137,420	$113,582	$98,105	$91,360	$74,407
Net Income as a % of Net Sales	5.61%	5.43%	5.59%	5.40%	4.15%
Cash Dividends and Share Purchase Rights Redeemed	$33,841	$32,023	$30,299	$29,386	$28,373
Addition to (Reduction of) Retained Earnings	(65,810)	(35,100)	54,001	55,176	36,759
Net Income Applicable to Common Stock	137,420	113,582	98,105	91,360	74,407
% Return on Average Shareholders’ Equity	21.76%	16.47%	14.46%	14.74%	12.76%
Depreciation and Amortization	$65,514	$66,703	$72,772	$68,755	$82,385
Distribution of Net Income
% Paid to Shareholders	24.63%	28.19%	30.88%	32.17%	38.13%
% Reinvested in Business	75.37%	71.81%	69.12%	67.84%	61.87%
Financial Position (Thousands of Dollars)
Current Assets	$486,598	$374,579	$462,122	$405,054	$319,657
Current Liabilities	358,174	266,250	245,816	298,680	230,443
Working Capital	128,424	108,329	216,306	106,374	89,214
Net Property, Plant, and Equipment	294,660	311,344	312,368	353,270	204,971
Total Assets	1,140,271	1,021,657	1,021,826	1,020,552	961,891
% Return on Beginning Assets Employed	21.10%	17.46%	14.69%	14.83%	12.04%
Long-Term Debt and Capital Lease Obligations	$103,869	$3,645	$4,126	$9,837	$80,830
Shareholders’ Equity	593,944	669,163	709,889	646,893	592,680
Retained Earnings	540,822	606,632	641,732	587,731	532,555
Current Ratio	1.36	1.41	1.88	1.36	1.39
Current Share Data
Number of Shares Outstanding at Year-End	51,848,591	55,303,323	58,238,519	58,373,607	58,672,933
Weighted-Average Shares Outstanding During Year – basic	54,649,199	57,127,110	58,178,739	58,789,851	59,087,963
Weighted-Average Shares Outstanding During Year – diluted	55,033,741	57,577,630	58,545,353	59,021,071	59,210,049
Number of Shareholders of Record at Year-End	6,702	6,465	6,416	6,777	6,694
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$38,912	$32,417	$34,842	$25,885	$36,851
Members (Employees) at Year-End	12,504 (b)	10,589 (b)	8,926	8,828	9,029 (b)

(a)     Per SFAS No. 142 “Goodwill and Other Intangible Assets,” the Corporation has ceased recording of goodwill and indefinite-lived intangible amortization.

(b)     Includes acquisitions completed during the fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

Overview

The Corporation has two reportable core operating segments: office furniture and hearth products. The Corporation is the second largest office furniture manufacturer in the world and the nation’s leading manufacturer and marketer of gas- and wood-burning fireplaces. The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with its various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

During 2005 and 2004, the office furniture industry experienced a rebound from the unprecedented three-year decline it faced from 2000 to 2003 that positively impacted the Corporation’s office furniture segment. The housing market remained strong during 2005, which positively impacted the Corporation’s hearth segment. During this rebound in the office furniture industry and strong housing market, the Corporation continued its focus on business simplification and cost reduction as well as investing in growth initiatives to provide long-term shareholder value.

In 2005, the Corporation experienced strong growth across its multiple brands and product lines. Sales benefited from price increases that were implemented in 2004 and early 2005 as well as acquisitions completed over the past two years. While steel prices moderated slightly during 2005, they remained at high levels. The Corporation also experienced increases in other material costs as well as increased freight costs as a result of fuel surcharges. The Corporation completed a number of small acquisitions during 2005 to support specific company strategies in both segments of its business. The Corporation began the shutdown of two office furniture facilities in 2005 and recorded charges of $4.1 million for restructuring costs and accelerated depreciation.

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

Fiscal year end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2005 ended on December 31, 2005; 2004 ended on January 1, 2005; and 2003 ended on January 3, 2004. The financial statements for fiscal year 2003 are based on a 53-week period and fiscal years 2005 and 2004 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Revenue recognition – The Corporation normally recognizes revenue upon shipment of goods to customers. In certain circumstances, the Corporation does not recognize revenue until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. Revenue includes freight charged to customers; related costs are included in selling and administrative expense. Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to net sales. Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates. Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Allowance for doubtful accounts receivable – The allowance for doubtful accounts receivable is based on several factors, including overall customer credit quality, historical write-off experience, and specific account analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.

When the Corporation determines that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When the Corporation is certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

As of December 31, 2005, there was approximately $290 million in outstanding accounts receivable and $12 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. However, if economic conditions deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $11 million at year end 2004 and 2003.

Inventory valuation – The Corporation valued 90% of its inventory by the last-in, first-out (LIFO) method at December 31, 2005. Additionally, the Corporation evaluates inventory reserves in terms of excess and obsolete exposure. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly. The Corporation’s reserves for excess and obsolete inventory were $8 million, $8 million, and $6 million at year-end 2005, 2004, and 2003, respectively.

Long-lived assets - The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable. The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges associated with the Corporation’s restructuring activities are discussed in the Restructuring Related Charges note to the Consolidated Financial Statements of the Corporation.

The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is constantly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.

Goodwill and other intangibles – In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized for the period ending December 31, 2005. Goodwill of approximately $242 million is shown on the consolidated balance sheet as of the end of fiscal 2005.

Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The Corporation believes that its assumptions used in discounting future cash flows have no impact on the reported carrying amount of goodwill. The estimated future cash flow for any reporting unit could be reduced by 40% without decreasing the fair value to less than the carrying value.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indication of impairment exist. The Corporation has evaluated its trademarks for impairment and recorded an impairment charge of $0.5 million in 2005 related to two trademarks where the carrying value exceeded the current fair market value. The carrying value of the trademarks was approximately $30 million at the end of fiscal 2005.

Self-insured reserves – The Corporation is partially self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements. The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as number of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation accounts for its stock option plan using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25 and amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure” defines a fair value-based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value-based method described in APB No. 25.

In December 2004, the Financial Accounting Standards Board issued SFAS No. FAS123(R), “Share-Based Payment,” effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Corporation plans to adopt FAS123(R) on January 1, 2006, the beginning of its fiscal year. FAS123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS123 as originally issued. In accordance with SFAS No. 148, the Corporation has been disclosing in the notes in the Consolidated Financial Statements the impact on net income and earnings per share had the fair value- based method been adopted. If the fair value method had been adopted, the Corporation’s net income for 2005, 2004, and 2003 would have been reduced by approximatey $2 million, $5 million, and $3 million, respectively, and earnings per share would have been reduced approximately $0.03, $0.08 and $0.06 per diluted share, respectively.

Recent Accounting Pronouncements

See the notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial conditions.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s statements of income for the periods indicated.

Fiscal	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	63.8	64.1	63.6
Gross profit	36.2	35.9	36.4
Selling and administrative expenses	27.3	27.3	27.4
Restructuring related charges	0.1	0.1	0.5
Operating income	8.8	8.5	8.5
Interest income (expense) net	0.0	0.0	0.1
Income before income taxes and minority interest	8.8	8.5	8.6
Income taxes	3.2	3.1	3.0
Minority interest in earnings of subsidiary	0.0	0.0	0.0
Net income	5.6%	5.4%	5.6%

Net Sales

Net sales during 2005 were $2.5 billion, an increase of 17.1 percent, compared to net sales of $2.0 billion in 2004. The increase in 2005 was due to $92 million of incremental sales from acquisitions, $112 million in price increases implemented in 2004 and early 2005, and strong volume across all brands in both the office furniture and hearth products segments. Net sales during 2004 were $2.0 billion, an increase of 19.2 percent, compared to net sales of $1.8 billion in 2003. The increase in 2004 was due to $136 million of sales from the Corporation’s 2004 acquisitions, $36 million in price increases, and increased volume in both segments.

Gross Profit

Gross profit as a percent of net sales increased 0.3 percentage points in 2005 as compared to fiscal 2004 but is still 0.2 percentage points below 2003 levels due to ongoing cost reduction initiatives in addition to the benefit of price realization partially offsetting the significant steel and other material price increases experienced over the past two years. The Corporation’s gross margins decreased 0.5 percentage points in 2004 compared to fiscal 2003 due to increased steel and other material costs.

Selling and Administrative Expenses

Selling and administrative expenses, excluding restructuring charges, increased 16.9 percent and 19.0 percent in 2005 and 2004, respectively. The increase in 2005 was due to $26 million of additional costs from acquisitions; increased freight and distribution costs of $34 million due to volume, rate increases and fuel surcharges; investments in selling and marketing initiatives and product launches; and increased profit-sharing and incentive compensation expense due to strong results. The increase in 2004 was due to $39 million of additional costs from acquisitions; $26 million of increased freight and distribution costs due to volume, rate increases, and fuel surcharges; and investments in brand building and selling initiatives.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets. The Selling and Administrative Expenses note included in the Consolidated Financial Statements provides further information regarding the comparative expense levels for these major expense items.

Restructuring Charges

During 2005, the Corporation began the shutdown of two office furniture facilities and is consolidating production into other U. S. manufacturing locations to increase efficiencies, streamline processes, and reduce overhead costs. The two facilities are located in Kent, Washington and Van Nuys, California. In connection with these closures, the Corporation recorded $4.1 million of pre-tax charges or $0.04 per diluted share. These charges included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.2 million of severance, $0.4 million of pension related expenses, and $1.9 million of facility exit, production relocation, and other costs which were recorded as restructuring costs. The closures and consolidation will be completed during the first quarter of 2006.

During 2003, the Corporation closed two office furniture facilities and consolidated production into other U. S. manufacturing locations. The two facilities were located in Hazleton, Pennsylvania, and Milan, Tennessee. In connection with these closures, the Corporation recorded $15.7 million of pre-tax charges or $0.17 per diluted share. These charges included $6.7 million of accelerated depreciation of machinery and equipment that was recorded in cost of sales, $3.4 million of severance and $5.6 million of facility exit, production relocation, and other costs that were recorded as restructuring costs. A total of 316 members were terminated and received severance due to these shutdowns. In connection with the shutdowns, the Corporation incurred $1.2 million of current period charges during 2004. The Corporation also reduced the restructuring charge recorded in 2003 by approximately $0.3 million related to its Milan, Tennessee, facility during 2004. The reduction was due to the fact that the Corporation was able to exit a lease with the lessor on more favorable terms than previously estimated. These closures were completed in 2004.

Operating Income

Operating income was $216 million in 2005, an increase of 20.8 percent compared to $178 million in 2004. The increase in 2005 was due to increased sales volume in both segments, and price increases, offset by increased material costs, investments in selling and marketing initiatives and product launches, increased freight costs, and restructuring costs due to plant closures and consolidations. Operating income increased 19.0 percent to $178 million in 2004 compared to $150 million in 2003. The increase in 2004 was due to increased sales volume in both segments, price increases, contributions from new acquisitions, and a $15 million restructuring charge in 2003, offset by increased steel and other material costs, increased investment in brand building and selling initiatives, and increased freight costs.

Net Income

Net income increased 21.0 percent to $137 million in 2005 compared to $114 million in 2004. Net income in 2005 was favorably impacted by a decrease in the effective tax rate to 36.0 percent in 2005 from 36.5 percent in 2004 due to benefits resulting from the implementation of the American Jobs Creation Act of 2004. Net income in 2005 was negatively impacted by increased interest expense due to a planned increase in debt. Net income increased 15.8 percent to $114 million in 2004 compared to $98 million in 2003. Net income in 2004 was unfavorably impacted by an increase in the effective tax rate to 36.5 percent from 35 percent in 2003 due to increased state taxes and a reduced benefit from federal and state tax credits. Net income per diluted share increased by 26.9 percent to $2.50 in 2005 and by 17.3 percent to $1.97 in 2004. Net income per share was positively impacted $0.11 per share in 2005 and $0.03 per share in 2004 by the Corporation’s share repurchase program.

Office Furniture

Office furniture comprised 76 percent, 75 percent and 74 percent of consolidated net sales for 2005, 2004, and 2003, respectively. Net sales for office furniture increased 18 percent in 2005 to $1.9 billion compared to $1.6 billion in 2004. The increase in 2005 was due to approximately $66 million of incremental sales from the Corporation’s acquisitions and organic growth of $219 million or 13.9 percent, including increased price realization of $91 million. Net sales increased 20 percent in 2004 to $1.6 billion compared to $1.3 billion in 2003. The increase in 2004 was due to approximately $117 million of sales from the Corporation’s 2004 acquisitions, $22 million of price increases, and increased market share gain. The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) reported 2005 shipments up 13 percent and 2004 shipments up more than 5 percent. The Corporation believes it was once again able to outperform the market by providing strong brands, innovative products and services, and greater value to end-users.

Operating profit as a percent of sales was 9.5 percent in 2005, 9.9 percent in 2004 and 10.0 percent in 2003. Included in 2005 were $4.1 million of net pre-tax charges related to the closure of two office furniture facilities, which impacted operating margins by 0.2 percentage points. In addition the Corporation continued to make investments in the areas of selling, product launches and strategic distribution acquisitions that had an expected negative impact on profitability. The decrease in operating margins in 2004 was due to approximately $56 million of higher steel and other material costs, additional investments in brand building and selling initiatives, and increased freight expense partially offset by the benefits of restructuring initiatives, rapid continuous improvement program, and increased price realization. Included in 2003 were $15.2 million of restructuring charges, which impacted operating margins by 1.1 percentage points.

Hearth Products

Hearth products sales increased 14 percent in 2005 to $594 million compared to $523 million in 2004, and 16 percent in 2004 compared to $452 million in 2003. The growth in 2005 and 2004 was attributable to strong housing starts, focused new product introductions, contributions from new acquisitions as well as price increases. Acquisitions accounted for $26 million, or 5 percentage points, of the increase in 2005, and $18 million, or 4 percentage points, of the increase in 2004.

Operating profit as a percent of sales in 2005 was 12.6 percent compared to 11.9 percent and 12.1 percent in 2004 and 2003, respectively. The increase in operating margins in 2005 was due to volume and increased price realization as well as continued focus on cost improvements. The decrease in operating margins in 2004 was mainly due to increased steel and freight costs.

Liquidity and Capital Resources

During 2005, cash flow from operations was $201.0 million, which along with available cash and short-term investments, funds from stock option exercises under employee stock plans, and proceeds from the Corporation’s revolving credit agreement, provided the funds necessary to meet working capital needs, pay for strategic acquisitions, invest in capital improvements, repurchase common stock, and pay increased dividends.

Cash, cash equivalents, and short-term investments totaled $84.7 million at the end of 2005 compared to $36.5 million at the end of 2004 and $204.2 million at the end of 2003. These remaining funds, coupled with cash from future operations and additional long-term debt, if needed, are expected to be adequate to finance operations, planned improvements, and internal growth. The Corporation is not aware of any known trends or demands, commitments, events, or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Corporation places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them. Trade receivables at year-end 2005 increased from the prior year due to the Corporation’s new acquisitions and increased sales volume. Trade receivables days outstanding have averaged approximately 36 to 38 days over the past three years. The Corporation’s inventory turns were 19, 21, and 23, for 2005, 2004, and 2003, respectively. The Corporation is increasing its foreign-sourced raw materials and finished goods, which while reducing inventory turns does have a favorable impact on the overall total cost.

Investments

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. In 2004 the Corporation made an investment, which was excluded from the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” due to the fact that the investment’s per unit value in a Master Fund is not readily available. Therefore, this investment was recorded at cost. The weighted average cost method was used to determine realized gains and losses on the trade date. In 2005, the Corporation liquidated this investment and subsequently invested in an investment fund that is also excluded from the scope of SFAS No. 115, however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value. A table of holdings as of year-end 2005, 2004, and 2003 is included in the Cash, Cash Equivalents, and Investments note included in the Consolidated Financial Statements.

Capital Expenditure Investments

Capital expenditures were $38.9 million in 2005, $32.4 million in 2004, and $34.8 million in 2003, respectively. These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives. Expenditures in 2003 also included the purchase from a related party of a previously leased hearth products plant for $3.6 million. The Corporation anticipates capital expenditures for 2006 to be approximately 30 to 40 percent higher than previous years due to increased focus on new products and process improvement, and increased investment in distribution.

Acquisitions

During 2005, the Corporation completed the acquisition of four small office furniture services companies, three office furniture dealers and three small hearth distributors for a total combined purchase price of approximately $35 million. During 2004, the Corporation completed three office furniture business acquisitions, the acquisitions of two hearth products distributors, as well as the acquisitions of a strategic sourcing entity for a combined purchase price of approximately $135 million. Each of the transactions was paid in cash and the results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

Long-Term Debt

Long-term debt, including capital lease obligations, was 15% of total capitalization as of December 31, 2005, 1% as of January 1, 2005, and 1% as of January 3, 2004. The increase in long-term debt was due to the Corporation utilizing its revolving credit facility to fund acquisitions and share repurchases in accordance with its strategy of operating with a more efficient capital structure. The reduction in long-term debt during 2004 was due to the payment of convertible debentures related to a previous hearth acquisition. The reduction in 2003 was due to the retirement of Industrial Revenue Bonds. On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement. On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million. Additional borrowing capacity of $160 million, less amounts used for designated letters of credit, is available through this revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs. The Corporation does not expect future capital resources to be a constraint on planned growth. Certain of the Corporation’s credit agreements include covenants that limit the assumption of additional debt and lease obligations. The Corporation has been, and currently is, in compliance with the covenants related to the debt agreements.

Contractual Obligations

The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

Payments Due by Period

(In thousands)	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 years
Long-term debt, including estimated interest (1)	$177,914	$6,893	$14,197	$13,411	$143,413
Capital lease obligations	1,300	284	426	422	168
Operating leases	71,479	18,231	25,329	16,480	11,439
Transportation service contract	4,276	4,276	—	—	—
Purchase obligations (2)	51,846	51,846	—	—	—
Other long-term obligations (3)	38,972	7,246	6,576	414	24,736
Total	$345,787	$88,776	$46,528	$30,727	$179,756

(1)          The $140 million in borrowings outstanding under the revolving credit facility at December 31, 2005 are due in 2011, however, $40 million is included in current liabilities in the consolidated financial statements based on management’s intent to repay the $40 million during fiscal 2006. Assuming the amount is repaid in 2006, interest obligation amounts included in this table would be reduced by approximately $3.8 million in the 1-3 year and 4-5 year categories and $0.1 million in the after 5 year category. Interest has been included for all debt at either the fixed rate or variable rate in effect as of December 31, 2005, as applicable.

(2)          Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)          Other long-term liabilities represent payments due to members who are participants in the Corporation’s salary deferral and long-term incentive plan programs, mandatory purchases of the remaining interest in Omni Workspace Company and two of the 2005 office furniture dealer acquisitions, and contribution and benefit payments expected to be made for our post-retirement benefit plans. It should be noted that our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation. We limited our disclosure of contributions and benefit payments to 10 years, as information beyond this time period was not available.

Cash Dividends

Cash dividends were $0.62 per common share for 2005, $0.56 for 2004, and $0.52 for 2003. Further, the Board of Directors announced a 16.1 percent increase in the quarterly dividend from $0.155 to $0.18 per common share effective with the March 1, 2006, dividend payment for shareholders of record at the close of business February 24, 2006. The previous quarterly dividend increase was from $0.14 to $0.155, effective with the March 1, 2005 dividend payment for shareholders of record at the close of business on February 25, 2005. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 32 percent of prior year earnings.

Common Share Repurchases

During 2005, the Corporation repurchased 4,059,068 shares of its common stock at a cost of approximately $202.2 million, or an average price of $49.82. The Board of Directors authorized $100 million on May 4, 2004, an additional $150 million on November 12, 2004, and an additional $200 million on November 11, 2005, for repurchases of the Corporation’s common stock. As of December 31, 2005, approximately $143.5 million of this authorized amount remained unspent. During 2004, the Corporation repurchased 3,641,400 shares of its common stock at a cost of approximately $145.6 million, or an average price of $39.99. During 2003, the Corporation repurchased 762,300 shares of its common stock at a cost of approximately $21.5 million, or an average price of $28.22 per share.

Litigation and Uncertainties

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. It is the Corporation’s opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

On December 9, 2005, the Corporation settled a lawsuit which sought approximately $7.6 million and arose out of the 2001 bankruptcy of a customer, US Office Products Company. The lawsuit alleged that the Corporation received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The Corporation was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables. The lawsuit was brought in February, 2003 by USOP Liquidating LLC in the United States Bankruptcy Court for the District of Delaware. The Corporation settled all claims arising out of this lawsuit for a cash payment in the amount of $585,000. As a consequence of the settlement, the lawsuit was dismissed with prejudice on December 14, 2005.

Looking Ahead

Global Insight, BIFMA’s forecasting consultant is estimating U.S. office furniture shipments to increase 7 percent in 2006 compared to 13 percent in 2005. The housing market, a key indicator for the hearth industry, is expected to soften from its record levels but remain at healthy levels.

Management anticipates 2006 will be another good year. The Corporation will continue to execute its strategy for aggressive profitable growth, continuously investing in core markets and strategic acquisitions, which will generate returns to enhance shareholder value. Management expects to continue to outperform the industry.

The Corporation anticipates that its tax rate will increase to 36.5 percent in 2006; however, if the credit for increasing research activities is renewed, the Corporation anticipates that the effective tax rate would remain at 36 percent.

On January 12, 2006, the Corporation signed an agreement to purchase Lamex, a privately held Chinese manufacturer and marketer of office furniture. Lamex operates primarily in China and Hong Kong, where as a market leader, it generates sales in excess of $70 million annually. The acquisition is expected to close in early 2006, subject to satisfactory completion of closing conditions. The Corporation intends to make the purchase with cash and debt. The acquisition is expected to initially have minimal impact on earnings. Lamex’ strong brand, significant customer base, and manufacturing capability offers the Corporation the opportunity to drive aggressive growth in China, one of the largest and fastest growing office furniture markets in the world.

The Corporation remains focused on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture, and remaining focused on its long-standing rapid continuous improvement programs to build best total cost and a lean enterprise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation has no material financial exposure to the various financial instrument market risks covered under this rule. Currently, the Corporation has no derivative financial instruments or off-balance sheet financing arrangements. For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.

We are subject to interest rate risk on our investment portfolio. In 2005, an interest rate movement of 10% from our actual 2005 weighted-average interest rate would not have had a significant effect on the value of our interest sensitive investments, financial position, results of operations and cash flows as 73% of the investment portfolio are investments with maturities of 90 days or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report.

The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934. As of December 31, 2005, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15 under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Election of Directors” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference. For information with respect to executive officers of the Corporation, see Part I, Table I “Executive Officers of the Registrant.”

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, and is incorporated herein by reference.

Code of Conduct

The Corporation has adopted a code of business conduct and ethics for directors, officers, and members (the “Code of Conduct”). The Code of Conduct is available on the Corporation’s website at www.hnicorp.com/governance/conduct/index.htm. Shareholders may request a free copy of the Code of Conduct from:

HNI Corporation

Attention: Investor Relations

414 East Third Street

Muscatine, IA   52761

(563) 272-7400

Corporate Governance Guidelines

The Corporation has adopted Corporate Governance Guidelines, which are available on the Corporation’s website at www.hnicorp.com/governance/governance_guidelines.htm. Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “Code of Conduct.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Election of Directors” and “Executive Compensation” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Election of Directors” and “Beneficial Owners of Common Stock” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference.

See Part II, Item 5 of the report for information regarding “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Transactions” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)      Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation’s 2005 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

		Page

	Management Report on Internal Control Over Financial Reporting	38

	Report of Independent Registered Public Accounting Firm	39

	Consolidated Statements of Income for the Years Ended
	December 31, 2005, January 1, 2005; and January 3, 2004	41

	Consolidated Balance Sheets – December 31, 2005; January 1, 2005;
	and January 3, 2004	42

	Consolidated Statements of Shareholders’ Equity for the Years Ended
	December 31, 2005, January 1, 2005, and January 3, 2004	43

	Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2005, January 1, 2005; and January 3, 2004	44

	Notes to Consolidated Financial Statements	45

	Investor Information	68

	(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached pursuant to Item 15(d):

Schedule II	Valuation and Qualifying Accounts for the Years Ended
	December 31, 2005; January 1, 2005; and January 3, 2004	70

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 71. The following exhibits are filed herewith:

Exhibit

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(10i)	1995 Stock-Based Compensation Plan

(10v)	ERISA Supplemental Retirement Plan of the Registrant

(31.1)	Certification of the CEO Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(99A)	Executive Bonus Plan of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 27, 2006	By:	/s/ Stan A. Askren
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

Signature

Title

Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 27, 2006
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Jerald K. Dittmer	Vice President, Chief Financial	February 27, 2006
Jerald K. Dittmer	Officer and Principal Accounting
Officer

/s/ Miguel M. Calado	Director	February 27, 2006
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 27, 2006
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 27, 2006
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 27, 2006
John A. Halbrook

/s/ James R. Jenkins	Director	February 27, 2006
James R. Jenkins

/s/ Dennis J. Martin	Director	February 27, 2006
Dennis J. Martin

/s/ Larry B. Porcellato	Director	February 27, 2006
Larry B. Porcellato

Signature	Title	Date

/s/ Joseph Scalzo	Director	February 27, 2006
Joseph Scalzo

/s/ Abbie J. Smith	Director	February 27, 2006
Abbie J. Smith

/s/ Brian E. Stern	Director	February 27, 2006
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 27, 2006
Ronald V. Waters, III

Management Report on Internal Control Over Financial Reporting

Management of HNI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. HNI Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Corporation’s internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of the Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HNI Corporation:

We have completed integrated audits of HNI Corporation’s fiscal year 2005 and fiscal year 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related statements of income, shareholder’s equity and cash flows, present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 31, 2005, January 1, 2005, and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15, that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2006

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)

For the Years	2005	2004	2003
Net sales	$2,450,572	$2,093,447	$1,755,728
Cost of products sold	1,562,654	1,342,143	1,116,513
Gross profit	887,918	751,304	639,215
Selling and administrative expenses	668,910	572,006	480,744
Restructuring related charges	3,462	886	8,510
Operating income	215,546	178,412	149,961
Interest income	1,518	1,343	3,940
Interest expense	2,355	886	2,970
Earnings before income taxes and minority interest	214,709	178,869	150,931
Income taxes	77,295	65,287	52,826
Earnings before minority interest	137,414	113,582	98,105
Minority interest in earnings of subsidiary	(6)	—	—
Net income	$137,420	$113,582	$98,105
Net income per common share — basic	$2.51	$1.99	$1.69
Weighted average shares outstanding — basic	54,649,199	57,127,110	58,178,739
Net income per common share — diluted	$2.50	$1.97	$1.68
Weighted average shares outstanding — diluted	55,033,741	57,577,630	58,545,353

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars and shares except par value)

As of Year-end	2005	2004	2003
Assets
Current Assets
Cash and cash equivalents	$75,707	$29,676	$138,982
Short-term investments	9,035	6,836	65,208
Receivables	278,515	234,731	181,459
Inventories	91,110	77,590	49,830
Deferred income taxes	15,831	14,639	14,329
Prepaid expenses and other current assets	16,400	11,107	12,314
Total Current Assets	486,598	374,579	462,122
Property, Plant, and Equipment	294,660	311,344	312,368
Goodwill	242,244	224,554	192,086
Other Assets	116,769	111,180	55,250
Total Assets	$1,140,271	$1,021,657	$1,021,826
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$307,952	$253,958	$211,236
Income taxes	1,270	6,804	5,958
Note payable and current maturities of long-term debt	40,350	646	26,658
Current maturities of Other long-term obligations	8,602	4,842	1,964
Total Current Liabilities	358,174	266,250	245,816
Long-Term Debt	103,050	2,627	2,690
Capital Lease Obligations	819	1,018	1,436
Other Long-Term Liabilities	48,671	40,045	24,262
Deferred Income Taxes	35,473	42,554	37,733
Minority Interest in Subsidiary	140	—	—
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value
Authorized: 2,000
Issued: None
Common stock - $1 par value	51,849	55,303	58,239
Authorized: 200,000
Issued and outstanding: 2005-51,849; 2004-55,303; 2003-58,239
Additional paid-in capital	941	6,879	10,324
Retained earnings	540,822	606,632	641,732
Accumulated other comprehensive income	332	349	(406)
Total Shareholders’ Equity	593,944	669,163	709,889
Total Liabilities and Shareholders’ Equity	$1,140,271	$1,021,657	$1,021,826

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance, December 28, 2002	$58,374	$549	$587,731	$239	$646,893

Comprehensive income:
Net income			98,105		98,105
Other comprehensive income(loss)				(645)	(645)
Comprehensive income					97,460

Cash dividends			(30,299)		(30,299)
Common shares — treasury:
Shares purchased	(762)	(6,945)	(13,805)		(21,512)
Shares issued under Members’ Stock Purchase Plan and stock awards	627	16,720			17,347
Balance, January 3, 2004	58,239	10,324	641,732	(406)	709,889

Comprehensive income:
Net income			113,582		113,582
Other comprehensive income(loss)				755	755
Comprehensive income					114,337

Cash dividends			(32,023)		(32,023)
Common shares — treasury:
Shares purchased	(3,642)	(25,303)	(116,659)		(145,604)
Shares issued under Members’ Stock Purchase Plan and stock awards	706	21,858			22,564
Balance, January 1, 2005	55,303	6,879	606,632	349	669,163

Comprehensive income:
Net income			137,420		137,420
Other comprehensive income(loss)				(17)	(17)

Comprehensive income					137,403

Cash dividends			(33,841)		(33,841)
Common shares — treasury:
Shares purchased	(4,059)	(28,769)	(169,389)		(202,217)
Shares issued under Members’ Stock Purchase Plan and stock awards	605	22,831			23,436
Balance, December 31, 2005	$51,849	$941	$540,822	$332	$593,944

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years	2005	2004	2003
Net Cash Flows From (To) Operating Activities:
Net income	$137,420	$113,582	$98,105
Noncash items included in net income:
Depreciation and amortization	65,514	66,703	72,772
Other postretirement and post-employment benefits	2,002	1,874	2,166
Deferred income taxes	(8,933)	708	(3,314)
Loss on sales, retirements and impairments of property, plant and equipment	1,029	1,394	5,415
Stock issued to retirement plan	6,199	5,990	4,678
Other — net	1,664	1,947	391
Changes in working capital, excluding acquisition and disposition:
Receivables	(25,654)	(26,960)	1,006
Inventories	(10,488)	(9,409)	(3,004)
Prepaid expenses and other current assets	(4,207)	(145)	1,508
Accounts payable and accrued expenses	36,809	25,990	(35,288)
Income taxes	(5,534)	846	2,218
Increase (decrease) in other liabilities	5,188	11,736	(5,379)
Net cash flows from (to) operating activities	201,009	194,256	141,274
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(38,912)	(32,417)	(34,842)
Proceeds from sale of property, plant and equipment	317	2,968	1,808
Capitalized software	(2,890)	(3,383)	(2,666)
Acquisition spending, net of cash acquired	(33,804)	(134,848)	—
Additional purchase consideration	—	—	(5,710)
Short-term investments — net	2,400	60,949	(49,326)
Purchase of long-term investments	(34,495)	(24,496)	(5,742)
Sales or maturities of long-term investments	32,505	16,858	15,000
Other — net	(68)	(350)	—
Net cash flows from (to) investing activities	(74,947)	(114,719)	(81,478)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(202,217)	(145,604)	(21,512)
Proceeds from long-term debt	199,000	—	761
Payments of note and long-term debt and other financing	(57,970)	(26,795)	(20,992)
Proceeds from sale of HNI Corporation common stock	14,997	15,579	12,063
Dividends paid	(33,841)	(32,023)	(30,299)
Net cash flows from (to) financing activities	(80,031)	(188,843)	(59,979)
Net increase (decrease) in cash and cash equivalents	46,031	(109,306)	(183)
Cash and cash equivalents at beginning of year	29,676	138,982	139,165
Cash and cash equivalents at end of year	$75,707	$29,676	$138,982
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,961	$883	$3,408
Income taxes	$88,133	$59,938	$53,855

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nature of Operations

HNI Corporation (formerly HON INDUSTRIES Inc.) with its subsidiaries (the “Corporation”), is a provider of office furniture and hearth products. Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business. Refer to the Operating Segment Information note for further information. Office furniture products are sold through a national system of dealers, wholesalers, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include wood- and gas-burning, factory-built fireplaces, pellet and electric hearth appliances, fireplace inserts, stoves, gas logs, and accessories. These products are sold through a national system of dealers, wholesalers, large regional contractors, as well as Corporation-owned distribution and retail outlets. The Corporation’s products are marketed predominantly in the United States and Canada. The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year-End

The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2005 ended on December 31, 2005; 2004 ended on January 1, 2005; and 2003 ended on January 3, 2004. The financial statements for fiscal year 2003 are based on a 53-week period, and fiscal years 2005 and 2004 are on a 52-week basis.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents generally consist of cash, money market accounts, and debt securities. These securities have original maturity dates not exceeding three months from date of purchase. The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. The specific identification method is used to determine realized gains and losses on the trade date. Short-term investments include municipal bonds, money market preferred stock, and U.S. treasury notes. Long-term investments include U.S. government securities, municipal bonds, certificates of deposit, and asset-and mortgage-backed securities. During 2004, the Corporation sold all of its available-for-sale securities to fund acquisitions and to move its investments to a Master Fund. The Corporation realized losses of approximately $0.8 million. This investment was excluded from the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” due to the fact that the investment’s per unit value in a Master Fund was not readily available. Therefore, this investment was recorded at cost. The weighted average cost method was used to determine realized gains and losses on the trade date. During 2005, the Corporation liquidated this Master Fund investment and subsequently invested in an investment fund that is also excluded from the scope of SFAS No. 115; however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value.

At December 31, 2005, January 1, 2005, and January 3, 2004, cash, cash equivalents and investments consisted of the following (cost approximates market value):

Year-End 2005 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturitysecurities
Certificates of deposit	$—	$—	$400
Investment in Master Fund	—	9,035	19,085
Cash and money market accounts	75,707	—	—
Total	$75,707	$9,035	$19,485

Year-End 2004 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturitysecurities
Municipal bonds	$—	$2,400	$—
Certificates of deposit	—	—	400
Investment in Master Fund	—	4,436	20,187
Cash and money market accounts	29,676	—	—
Total	$29,676	$6,836	$20,587

Year-end 2003 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturitysecurities
Municipal bonds	$31,000	$—	$2,396
U.S. governmentsecurities	—	—	—
Certificates of deposit	—	—	400
Available-for-sale securities
U.S. treasury notes	—	4,259	—
Asset and mortgage-backed securities	—	60,949	12,835
Cash and money market accounts	107,982	—	—
Total	$138,982	$65,208	$15,631

Receivables

Accounts receivable are presented net of an allowance for doubtful accounts of $12.0 million, $11.4 million, and $10.9 million, for 2005, 2004, and 2003, respectively. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories

The Corporation valued 90%, 80%, and 96% of its inventory by the last-in, first-out (LIFO) method at December 31, 2005, January 1, 2005, and January 3, 2004, respectively. Additionally, the Corporation evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly. The reserves for excess and obsolete inventory were $8.2 million, $7.7 million, and $5.7 million, at year-end 2005, 2004, and 2003, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges recorded in connection with the Corporation’s restructuring activities are discussed in the Restructuring Related Charges note. These assets included real estate, manufacturing equipment and certain other fixed assets . The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is constantly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of reporting units exceeds their carrying value, so no impairment of goodwill was recognized. Management’s assumptions about future cash flows for the reporting units requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indications of impairment exist. The Corporation has evaluated its trademarks for impairment and recognized an impairment charge of $0.5 million in 2005 related to two trademarks where the carrying value exceeded the fair market value.

Product Warranties

The Corporation issues certain warranty policies on its furniture and hearth products that provides for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows:

(In thousands)	2005	2004	2003

Balance at the beginning of the period	$10,794	$8,926	$8,405
Accrual assumed from acquisition	—	688	—
Accruals for warranties issued during the period	9,809	10,486	7,907
Accrual related to pre-existing warranties	1,449	1,054	629
Settlements made during the period	(11,895)	(10,360)	(8,015)
Balance at the end of the period	$10,157	$10,794	$8,926

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

Product Development Costs

Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, building costs, utilities and administrative fees. The amounts charged against income were $27.3 million in 2005, $27.4 million in 2004, and $24.0 million in 2003.

Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation.

(In thousands, except for per share data)	2005	2004	2003
Net income, as reported	$137.4	$113.6	$98.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	(5.0)	(3.0)

Pro forma net income	$135.6	$108.6	$95.1

Earnings per share:
Basic-as reported	$2.51	$1.99	$1.69
Basic-pro forma	$2.48	$1.90	$1.64

Diluted-as reported	$2.50	$1.97	$1.68
Diluted-pro forma	$2.47	$1.89	$1.62

Increase in expense in 2004 and 2003 is due to accelerated vesting upon the retirement of plan participants.

Income Taxes

The Corporation accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

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

Self-Insurance

The Corporation is partially self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Foreign Currency Translations

Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component of Stockholders’ Equity. Gains and losses on foreign currency transactions are included in the “Selling and administrative expenses” caption of the Consolidated Statements of Income.

Reclassifications

Certain reclassifications have been made within the footnotes to conform to the current year presentation. There have been no reclassifications on the primary financial statements.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 142” (“FIN 47”). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The Corporation adopted FIN 47 during the fourth quarter of 2005 and it did not have an impact on the Corporation’s financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS
No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective beginning with the first annual fiscal period after June 15, 2005. The Corporation plans to adopt SFAS No. 123(R) on January 1, 2006, the beginning of its fiscal year and to use the modified prospective method. Based on adopting SFAS No. 123(R) on January 1, 2006, and using the modified prospective method, the Corporation estimates that total stock-based compensation expense will be approximately $3.5 million for the year-ending December 30, 2006.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Corporation intends to adopt SFAS No. 151 on January 1, 2006, the beginning of its 2006 fiscal year. The adoption of SFAS No. 151 is not expected to have a material impact on the Corporation’s financial statements.

Restructuring Related Charges

As a result of the Corporation’s ongoing business simplification and cost reduction strategies, the Corporation began the shutdown of two office furniture facilities in third quarter 2005. The Corporation will close plants in Kent, Washington and Van Nuys, California and consolidate production into other U.S. manufacturing locations. In connection with the shutdowns, the Corporation recorded $4.1 million of pre-tax charges during 2005. These charges included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.2 million of severance, $0.4 million of pension related expenses and $1.9 million of factory exit, production relocation, and other costs which were recorded as restructuring costs. The closures and consolidation will be completed during the first quarter of 2006.

During 2003, the Corporation closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other U.S. manufacturing locations. Charges for the closures during 2003 totaled $15.7 million which consisted of $6.7 million of accelerated depreciation of machinery and equipment which was recorded in cost of sales, $3.4 million of severance and $5.6 million of facility exit, production relocation, and other costs which were recorded as restructuring costs. A total of 316 members were terminated and received severance due to these shutdowns. In connection with those shutdowns, the Corporation incurred $1.2 million of current period charges during 2004. The Corporation also reduced the restructuring charge recorded in 2003 by approximately $0.3 million related to its Milan, Tennessee facility during 2004. The reduction was due to the fact that the Corporation was able to exit a lease with the lessor at more favorable terms than previously estimated. The closures and consolidation are complete.

During 2002, the Corporation recorded a pretax charge of approximately $5.4 million due to the shutdown of an office furniture facility in Jackson, Tennessee. A total of 125 members were terminated and received severance due to this shutdown. During the second quarter of 2003, a restructuring credit of approximately $0.6 million was taken back into income relating to this charge. This was due to the fact that the Corporation was able to exit a lease with the lessor at more favorable terms than previously estimated.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2003. This summary does not include the effect of the Corporation’s employee retirement plans in 2005, as this item is was not accounted for through the restructuring accrual on the Consolidated Balance Sheets but is included as a component of “Restructuring Related Charges” in the Consolidated Statements of Operations.

		Facility
	Severance	Termination &
(In thousands)	Costs	Other Costs	Total
Restructuring reserve at December 28, 2002	$—	$2,187	$2,187
Restructuring charges	3,438	5,622	9,060
Restructuring credit	—	(550)	(550)
Cash payments	(3,104)	(6,159)	(9,263)
Restructuring reserve at January 3, 2004	$334	$1,100	$1,434
Restructuring charges	42	1,147	1,189
Restructuring credit	(31)	(272)	(303)
Cash payments	(345)	(1,975)	(2,320)
Restructuring reserve at January 1, 2005	$—	$—	$—
Restructuring charges	1,142	1,876	3,018
Cash payments	(325)	(632)	(957)
Restructuring reserve at December 31, 2005	$817	$1,244	$2,061

Business Combinations

The Corporation completed the acquisition of four small office furniture services companies, three office furniture dealers, and three small hearth distributors during 2005. The combined purchase price of these acquisitions totaled $35.4 million, of which $33.4 million was paid in cash and the remaining is due to the sellers over the next several years. The Corporation acquired controlling interests in the three office furniture dealers and the ability to call the remaining interests on or after fiscal year-end 2008 and 2010.

The Corporation must exercise its calls on or before the end of fiscal 2014 and 2015. SFAS No.150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability for the remaining interest at fair value at the acquisition date.

The Corporation has finalized the allocation of the purchase price for all acquisitions other than those completed in the final quarter of the year. Any modification is not expected to be significant. There are approximately $14.1 million of intangibles associated with these acquisitions. Of these acquired intangible assets, $1.5 million was assigned to indefinite-lived trademarks that are not subject to amortization. The remaining $12.6 million have estimated useful lives ranging from two to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships. There is approximately $17.0 million of goodwill associated with these acquisitions, of which $11.8 million was assigned to the furniture segment and $5.2 million was assigned to the hearth products segment. Approximately $1.8 million of the goodwill assigned to the furniture segment is not deductible for tax purposes.

On January 5, 2004, the Corporation acquired certain assets of Paoli, Inc., a subsidiary of Klaussner Furniture Industries, Inc. for $81.1 million. Paoli Inc. is a leading provider of wood case goods and seating with well-known brands, broad product offering, and strong independent representatives sales and dealer networks located in Orleans, Indiana.

The Corporation acquired $26.3 million of intangible assets from the Paoli acquisition, of which $18.3 million was assigned to registered trademarks that are not subject to amortization. The remaining $8.0 million of acquired intangible assets have a weighted-average useful life of approximately 15 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships. The $9.2 million of goodwill was assigned to the office furniture segment and is deductible for income tax purposes.

Assuming the acquisition of Paoli Inc. had occurred on December 29, 2002, the beginning of the Corporation’s 2003 fiscal year, instead of the actual date reported above, the Corporation’s unaudited pro forma consolidated net sales would have been approximately $1.9 billion. Unaudited pro forma consolidated net income would have been $103.8 million or $1.77 per diluted share. Pro forma results are not shown for the remaining acquisitions as they were deemed immaterial by management.

On July 6, 2004, the Corporation acquired a controlling interest in Omni Workspace Company (formerly Omni Remanufacturing, Inc.). Omni Workspace Company is comprised of two divisions — IntraSpec Solutions, a panel systems re-manufacturer, and A&M Business Interior Services, an office furniture services company. The Corporation acquired 80 percent of the common stock of Omni Workspace Company and the ability to call the remaining 20 percent of the shares on or after the fiscal year end 2009. The Corporation must exercise its call on or before the end of fiscal year end 2014. SFAS No. 150 requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability at the acquisition date for the remaining 20 percent of the shares at fair value.  The Corporation continues to monitor and adjust the recorded amount to accrete the obligation to the estimated redemption amount in 2014 through a charge to earnings as required.

The Corporation acquired $12.7 million of intangible assets from the Omni acquisition, of which $2.8 million was assigned to registered trademarks that are not subject to amortization. The Corporation did recognize an impairment charge of $0.5 million in 2005 on two of the trademarks due to the carrying value exceeding the current fair market value. The remaining $9.9 million of acquired intangible assets have a weighted-average useful life of approximately 9 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships. The $12.0 million of goodwill was assigned to the office furniture segment and is not deductible for income tax purposes.

On July 19, 2004, the Corporation acquired Edward George Company, a distributor of fireplaces, stone products, barbecues, and other building materials throughout Illinois, Indiana, and Kentucky, and its affiliate, Wisconsin Fireplace Systems with locations in Wisconsin for $27.7 million.

The acquired intangible assets from the Edward George acquisition of $9.3 million have a weighted-average useful life of approximately 13 years with amortization recorded based on the projected cash flow associated with the respective intangible assets existing relationships. The $9.6 million of goodwill was assigned to the hearth products segment and is deductible for income tax purposes.

The consideration for each of these transactions was paid in cash. The results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

The Corporation also completed the acquisition of a small office furniture services company, a small hearth distributor and a strategic sourcing entity during 2004. The combined purchase price for these acquisitions totaled approximately $8.5 million. There is approximately $5.4 million of intangibles associated with these acquisitions with estimated useful lives ranging from one to ten years. There is approximately $2.2 million of goodwill associated with these acquisitions of which $0.9 million was assigned to the office furniture segment and $1.3 million was assigned to the hearth products segment. All goodwill is deductible for income tax purposes.

Inventories

(In thousands)	2005	2004	2003
Finished products	$61,027	$52,796	$31,407
Materials and work in process	46,398	40,712	28,287
LIFO reserve	(16,315)	(15,918)	(9,864)
	$91,110	$77,590	$49,830

Property, Plant, and Equipment

(In thousands)	2005	2004	2003
Land and land improvements	$26,361	$26,042	$23,065
Buildings	240,174	234,421	211,005
Machinery and equipment	523,240	512,544	495,901
Construction and equipment installation in progress	23,976	13,686	9,865
	813,751	786,693	739,836
Less: allowances for depreciation	519,091	475,349	427,468
	$294,660	$311,344	$312,368

Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill was recorded.

The Corporation also owns trademarks having a net value of $30.2 million as of December 31, 2005, $29.2 million as of January 1, 2005, and $8.1 million as of January 3, 2004. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely. The Corporation recorded an impairment charge of $0.5 million in 2005 related to two office furniture trademarks where the carrying amount exceeded the current fair market value. The charge was included in selling and administrative expenses on the Consolidated Statements of Income.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s consolidated balance sheets:

(In thousands)	2005	2004	2003
Patents	$18,480	$18,820	$16,450
Customer lists and other	67,211	54,702	26,076
Less: accumulated amortization	28,758	21,785	16,671
Net intangible assets	$56,933	$51,737	$25,855

Amortization expense for definite-lived intangibles for 2005, 2004, and 2003, was $7.3 million, $5.1 million, and $2.7 million, respectively. Amortization expense is estimated to range between $4.5 and $7.5 million per year over the next five years.

The changes in the carrying amount of goodwill since December 28, 2002, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 28, 2002	$43,611	$148,784	$192,395
Adjustment for a prior acquisition	—	(309)	(309)
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill increase during period	21,920	10,548	32,468
Balance as of January 1, 2005	$65,531	$159,023	$224,554
Goodwill increase during period	12,128	5,562	17,690
Balance as of December 31, 2005	$77,659	$164,585	$242,244

The decrease in goodwill in 2003 is due to an adjustment relating to a prior acquisition. The goodwill increases in 2004 and 2005 relate to acquisitions completed. See Business Combinations note.

Accounts Payable and Accrued Expenses

(In thousands)	2005	2004	2003
Trade accounts payable	$86,945	$64,319	$42,048
Compensation	34,272	25,722	22,803
Profit sharing and
retirement expense	32,461	30,516	30,365
Vacation pay	14,230	13,095	13,745
Marketing expenses	54,797	50,939	44,795
Other accrued expenses	85,247	69,367	57,480
	$307,952	$253,958	$211,236

Long-Term Debt

(In thousands)	2005	2004	2003
Note payable to bank, revolving credit agreement with interest at a variable rate	$140,000	$—	$—
Industrial development revenue bonds, various issues, payable through 2018 with interest at 1.40-3.62% per annum	2,300	2,300	2,300
Convertible debentures payable to individuals, with interest at 5.5% per annum	—	—	26,130
Other notes and amounts	900	560	503
Total debt	143,200	2,860	28,933
Less: current portion	40,150	233	26,243
Long-term debt	$103,050	$2,627	$2,690

Aggregate maturities of long-term debt are as follows:

(In thousands)
2006	$40,150
2007	500
2008	250
2009	—
2010	—
Thereafter	$102,300

On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement. On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million. Amounts borrowed under the Credit Agreement may be borrowed, repaid, and reborrowed from time to time until January 28, 2011.

The convertible debentures were payable to the former owners of businesses that were acquired by the Corporation. Following the acquisition, some of these individuals continued as members of the Corporation. The convertible debentures were convertible into cash. The debentures contained certain conversion features that are recorded as earned. During 2003, the Corporation recorded approximately $3 million of appreciation on these debentures.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Corporation has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Corporation’s outstanding long-term debt obligations at year-end 2005 approximates the recorded aggregate amount.

Selling and Administrative Expenses

(In thousands)	2005	2004	2003
Freight expense for shipments to customers	$159,189	$132,866	$105,933
Amortization of intangible and other assets	10,642	8,521	4,625
Product development costs	27,338	27,401	24,021
Other selling and administrative expenses	471,741	403,218	346,165
	$668,910	$572,006	$480,744

Income Taxes

Significant components of the provision for income taxes excluding tax allocated to minority interest are as follows:

(In thousands)	2005	2004	2003
Current:
Federal	$77,474	$60,425	$49,721
State	8,954	5,976	4,159
Current provision	86,428	66,401	53,880
Deferred:
Federal	(8,048)	(1,008)	(973)
State	(1,081)	(106)	(81)
Deferred provision	(9,129)	(1,114)	(1,054)
	$77,299	$65,287	$52,826

A reconciliation of the statutory federal income tax rate to the Corporation’s effective income tax rate is as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.4	2.2	1.8
Deduction related to domestic production activities	(0.9)	—	—
Credit for increasing research activities	(0.4)	(0.6)	(2.0)
Extraterritorial income exclusion	(0.3)	(0.3)	(0.5)
Other — net	0.2	0.2	0.7
Effective tax rate	36.0%	36.5%	35.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2005	2004	2003
Net long-term deferred tax liabilities:
Tax over book depreciation	$(16,458)	$(25,549)	$(28,103)
Compensation	5,907	5,697	4,912
Goodwill	(30,499)	(24,362)	(18,044)
Other — net	5,577	(1,660)	3,502
Total net long-term deferred tax liabilities	(35,473)	(42,554)	(37,733)
Net current deferred tax assets:
Allowance for doubtful accounts	3,858	3,512	1,913
Vacation accrual	4,924	4,588	4,754
Inventory differences	5,720	4,304	4,343
Deferred income	(6,596)	(6,238)	(5,462)
Warranty accruals	3,847	3,504	2,886
Other — net	4,078	4,969	5,895
Total net current deferred tax assets	15,831	14,639	14,329
Net deferred tax (liabilities) assets	$(19,642)	$(27,915)	$(23,404)

Shareholders’ Equity and Earnings Per Share

	2005	2004	2003
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	51,848,591	55,303,323	58,238,519
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Corporation purchased 4,059,068; 3,641,400; and 762,300 shares of its common stock during 2005, 2004, and 2003, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	2005	2004	2003
Numerators:
Numerators for both basic and diluted EPS net income	$137,420,000	$113,582,000	$98,105,000

Denominators:
Denominator for basic EPS weighted- average common shares outstanding	54,649,199	57,127,110	58,178,739
Potentially dilutive shares from stock option plans	384,542	450,520	366,614

Denominator for diluted EPS	55,033,741	57,577,630	58,545,353

Earnings per share — basic	$2.51	$1.99	$1.69
Earnings per share — diluted	$2.50	$1.97	$1.68

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2005, 2004, and 2003, because the option prices were greater that the average market prices for the applicable periods. The number of stock options outstanding, which met this criterion for 2005 was 2,500 with a per share exercise price of $52.91; for 2004 was 25,000 with a range of per share exercise prices of $42.15 to $42.98; and for 2003 was 20,000 with a range of per share exercise prices of $42.49 to $42.98.

Components of other comprehensive income (loss) consist of the following:

(In thousands)	2005	2004	2003
Foreign currency translation adjustments - net of tax	$293	$348	$45
Change in unrealized gains(losses) on marketable securities - net of tax	—	407	(463)
Change in minimum pension liability — net of tax	(310)	—	(227)
Other comprehensive income (loss)	$(17)	$755	$(645)

In May 1997, the Corporation registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors. This plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock of the Corporation, and awards of Corporation common stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2005, 2004, and 2003, 13,621; 10,738; and 10,922 shares of Corporation common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

(In dollars)	2005	2004	2003
Common shares	$.62	$.56	$.52

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan. Under the plan, 800,000 shares of common stock were registered for issuance to participating members. Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours a week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his/her gross earnings or a maximum fair value of $25,000 in any calendar year. During 2005, 77,410 shares of common stock were issued under the plan at an average price of $45.48. During 2004, 73,921 shares of common stock were issued under the plan at an average price of $34.96. During 2003, 79,237 shares of common stock were issued under the plan at an average price of $29.25. An additional 522,013 shares were available for issuance under the plan at December 31, 2005.

The Corporation has a shareholders’ rights plan which will expire August 20, 2008. The plan becomes operative if certain events occur involving the acquisition of 20% or more of the Corporation’s common stock by any person or group in a transaction not approved by the Corporation’s Board of Directors. Upon the occurrence of such an event, each right entitles its holder to purchase an amount of common stock of the Corporation with a market value of $400 for $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Corporation. The Corporation has reserved preferred shares necessary for issuance should the rights be exercised.

The Corporation has entered into change in control employment agreements with corporate officers and certain other key employees. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock or when more than one-third of the Corporation’s Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors. Upon a change in control, a key employee is deemed to have a two-year employment with the Corporation, and all his or her benefits are vested under the Corporation plans. If, at any time within two years of the change in control, his or her position, salary, bonus, place of work, or Corporation-provided benefits are modified, or employment is terminated by the Corporation for any reason other than cause or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive a severance payment equal to two times annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation

Under the Corporation’s 1995 Stock-Based Compensation Plan, as amended and restated effective November 10, 2000, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Restricted stock awarded under the plan is expensed ratably over the vesting period of the awards. Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The weighted-average fair value of options granted during 2005, 2004, and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $15.74, $17.70, and $10.74, respectively. The fair value of 2005, 2004, and 2003, options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.2% to 2.0%, expected volatility of 31.8% to 35.1%, risk-free interest rate of 4.2% to 4.8%, and an expected life of 7 to 10 years.

The status of the Corporation’s stock option plans is summarized below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at
December 28, 2002	1,403,250	$23.03
Granted	446,500	26.78
Exercised	(362,000)	23.10
Forfeited	(18,500)	23.57
Outstanding at
January 3, 2004	1,469,250	$24.15
Granted	340,900	39.59
Exercised	(448,500)	22.33
Forfeited	(53,200)	27.61
Outstanding at
January 1, 2005	1,308,450	$28.65
Granted	175,800	42.81
Exercised	(331,500)	25.14
Forfeited	(24,100)	30.95
Outstanding at
December 31, 2005	1,128,650	$31.84
Options exercisable at:
December 31, 2005	433,250	$23.00
January 1, 2005	604,750	27.56
January 3, 2004	202,250	25.47

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005
$24.50	7,000	1.4 years	$24.50	7,000
$32.22	3,000	2.1 years	$32.22	3,000
$23.47	49,750	3.1 years	$23.47	49,750
$18.31 - $26.69	132,500	4.6 years	$19.89	132,500
$23.32	69,500	5.1 years	$23.32	69,500
$25.75 - $25.77	139,000	6.1 years	$25.77	11,000
$25.50 - $42.98	227,500	7.2 years	$27.70	7,000
$37.57 - $42.15	328,500	8.2 years	$39.58	153,500
$42.66 - $52.91	171,900	9.2 years	$42.81	—

Retirement Benefits

The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $27.4 million, $27.3 million, and $26.5 million, in 2005, 2004, and 2003, respectively.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $653,000, $0, and $176,000 in 2005, 2004, and 2003, respectively. The increase in 2005 is due to a plan curtailment resulting from the shutdown of an office furniture facility in Van Nuys, California. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees. Pension expense for this plan amounted to $353,000, $322,000, and $309,000, in 2005, 2004, and 2003, respectively.

Postretirement Health Care

In accordance with the guidelines of revised SFAS No.132, “Disclosures about Pensions and other Postretirement Benefits,” the following table sets forth the funded status of the plan, reconciled to the accrued postretirement benefits cost recognized in the Corporation’s balance sheet at:

(In thousands)	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$18,958	$18,331	$17,617
Service cost	303	284	249
Interest cost	1,057	1,066	1,105
Benefits paid	(1,503)	(1,780)	(1,206)
Actuarial (gain) or loss	923	1,057	566
Benefit obligation at end of year	$19,738	$18,958	$18,331

Change in plan assets
Fair value at beginning of year	$8,777	$10,250	$—
Actual return on assets	300	112	—
Employer contributions	8	195	11,456
Benefits paid	(1,503)	(1,780)	(1,206)
Fair value at end of year	$7,582	$8,777	$10,250

Reconciliation of funded status
Funded status	$(12,156)	$(10,181)	$(8,081)
Unrecognized actuarial (gain) or loss	3,132	2,340	1,105
Unrecognized transition obligation or (asset)	4,199	4,780	5,361
Unrecognized prior service cost	661	892	1,122
Net amount recognized at year-end	$(4,164)	$(2,169)	$(493)

Amounts recognized in the statement of Financial position consist of:

Accrued benefit liability	$(4,164)	$(2,169)	$(493)

Net amount recognized at year-end, included in other liabilities	$(4,164)	$(2,169)	$(493)

Estimated Future Benefit Payments (In thousands)
Fiscal 2006	$1,199
Fiscal 2007	1,236
Fiscal 2008	1,278
Fiscal 2009	1,301
Fiscal 2010	1,310
Fiscal 2011 — 2015	7,077

Expected Contributions During Fiscal 2006
Total	$0

Plan Assets — Percentage of Fair Value by Category

	2005	2004
Equity	0%	0%
Debt	0%	0%
Other	100%	100%
Total	100%	100%

The Corporation invests these funds in high-grade money market instruments. Prior to 2003, the plan was not funded.

The discount rates at fiscal year-end 2005, 2004, and 2003, were 5.5%, 5.75%, and 6.0%, respectively. The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Moderization Act”). The Modernization Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). The Corporation adopted FSP 106-2 on July 4, 2004. The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Modernization Act based on the percentage of the cost of the plan that the Corporation provides. Therefore, the adoption of FSP 106-2 did not have an impact on the Corporation’s financial statements during 2004. The Corporation will continue to monitor the effect as regulations evolve regarding actuarial equivalency.

Leases

The Corporation leases certain warehouse, plant facilities and equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2005 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2006	$284	$18,231
2007	215	13,957
2008	211	11,372
2009	211	9,235
2010	211	7,245
Thereafter	168	11,439
Total minimum lease payments	$1,300	$71,479
Less: amount representing interest	281

Present value of net minimum lease payments, including current maturities of $200	$1,019

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2005	2004	2003
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	38	196	196
Office equipment	761	761	761
	4,098	4,256	4,256

Less: allowances for depreciation	3,564	3,307	2,879
	$534	$949	$1,377

Rent expense for the years 2005, 2004, and 2003, amounted to approximately $19.5 million, $16.1 million, and $13.6 million, respectively. The Corporation has an operating lease for a production facility with annual rentals totaling approximately $362,000 with a corporation in which the minority owner of one of the Corporation’s consolidated subsidiaries is an investor. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $169,000, $241,000, and $313,000, for the years 2005, 2004, and 2003, respectively.

Guarantees, Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distribution chain partners which was extended through August 31, 2005. During the third quarter of 2005, the Corporation paid $1.2 million associated with this guarantee. The Corporation expects to recover this amount through liquidations of secured collateral and settlements. As of December 31, 2005, the Corporation has recovered $0.9 million.

The Corporation utilizes letters of credit in the amount of $23 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is contingently liable for future minimum payments totaling $4.3 million under a transportation service contract. The transportation agreement was for a three-year period ending May 1, 2005, with an automatic renewal provision for periods of one year. This contract was renewed. Either party may terminate the agreement upon 90 days’ written notice.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. On December 9, 2005, the Corporation settled a lawsuit, which sought approximately $7.6 million and arose out of the 2001 bankruptcy of a customer. The lawsuit alleged that the Corporation received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The Corporation was named a critical vendor by the bankruptcy court and, accordingly, was paid in full for all outstanding receivables. The lawsuit was brought in

February, 2003 in the United States Bankruptcy Court for the District of Delaware. The Corporation settled all claims arising out of this lawsuit for a cash payment in the amount of $585,000. As a consequence of the settlement, the lawsuit was dismissed with prejudice on December 14, 2005.

Significant Customer

One office furniture customer accounted for approximately 12%, 13%, and 13% of consolidated net sales in 2005, 2004, and 2003, respectively.

Operating Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the Corporation as being in two operating segments: office furniture and hearth products, with the former being the principal segment. The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of manufactured electric, gas-, pellet-, and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

The Corporation’s hearth products segment is somewhat seasonal with the third (July-September) and fourth (October-December) fiscal quarters historically having higher sales than the prior quarters. In fiscal 2005, 54% of consolidated net sales of hearth products were generated in the third and fourth quarters.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net costs of the Corporation’s corporate operations, interest income, and interest expense. Management views interest income and expense as corporate financing costs and not as an operating segment cost. In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2005, 2004, and 2003, is as follows:

(In thousands)	2005	2004	2003
Net sales:
Office furniture	$1,855,642	$1,570,777	$1,304,054
Hearth products	594,930	522,670	451,674
	$2,450,572	$2,093,447	$1,755,728
Operating profit:
Office furniture(a)	$176,321	$154,896	$130,080
Hearth products	74,822	62,158	54,433
Total operating profit	251,143	217,054	184,513
Unallocated corporate expenses	(36,424)	(38,185)	(33,582)
Income before income taxes	$214,719	$178,869	$150,931
Depreciation and amortization expense:
Office furniture	$43,967	$45,737	$54,121
Hearth products	15,275	15,061	13,599
General corporate	6,272	5,905	5,052
	$65,514	$66,703	$72,772
Capital expenditures:
Office furniture	$27,760	$18,635	$17,619
Hearth products	8,498	13,878	12,577
General corporate	5,544	3,287	7,312
	$41,802	$35,800	$37,508
Identifiable assets:
Office furniture	$617,591	$570,294	$452,350
Hearth products	361,568	338,602	303,811
General corporate	161,112	112,761	265,665
	$1,140,271	$1,021,657	$1,021,826

(a)Included in operating profit for the office furniture segment are pretax charges of $3.5 million, $0.9 million, and $8.5 million, for closing of facilities and impairment charges in 2005, 2004, and 2003, respectively.

Subsequent Event

On January 13, 2006, the Corporation signed an agreement to purchase Lamex, a privately held Chinese manufacturer and marketer of office furniture. Lamex operates primarily in China and Hong Kong, where as a market leader, it generates sales in excess of $70 million annually. The acquisition is expected to close in early 2006. The Corporation intends to make the purchase with cash and debt. Further details of the transaction will be included in the Corporation’s SEC Quarterly Report on Form 10-Q for the first quarter ended April 1, 2006.

Summary of Quarterly Results of Operations (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the past 12 quarters. In the opinion of the Corporation’s management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.

Year-End 2005: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$562,261	$594,168	$632,280	$661,863
Cost of products sold	366,416	379,880	396,042	420,316
Gross profit	195,845	214,288	236,238	241,547
Selling and administrative expenses	155,400	160,146	171,802	181,562
Restructuring related charges	—	—	1,071	2,391
Operating income	40,445	54,142	63,365	57,594
Interest income (expense) — net	55	98	(498)	(492)
Income before income taxes	40,500	54,240	62,867	57,102
Income taxes	14,378	19,255	22,317	21,345
Minority interest in earnings of subsidiary	—	—	(11)	5
Net income	$26,122	$34,985	$40,561	$35,752

Net income per common share — basic	$.47	$.63	$.74	$.67
Weighted-average common shares outstanding — basic	55,176	55,131	55,012	53,278
Net income per common share — diluted	$.47	$.63	$.73	$.67
Weighted-average common shares outstanding — diluted	55,551	55,513	55,447	53,693
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.8	36.1	37.4	36.5
Selling and administrative expenses	27.6	27.0	27.2	27.4
Restructuring related charges	—	—	0.2	0.4
Operating income	7.2	9.1	10.0	8.7
Income taxes	2.6	3.2	3.5	3.2
Net income	4.6	5.9	6.4	5.4

Year-End 2004: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$464,037	$508,605	$573,457	$547,348
Cost of products sold	294,275	324,984	367,835	355,049
Gross profit	169,762	183,621	205,622	192,299
Selling and administrative expenses	134,580	142,579	147,594	147,253
Restructuring related charges(income)	520	215	135	16
Operating income	34,662	40,827	57,893	45,030
Interest income (expense) — net	355	120	(29)	11
Income before income taxes	35,017	40,947	57,864	45,041
Income taxes	12,606	15,121	21,120	16,440
Net income	$22,411	$25,826	$36,744	$28,601

Net income per common share — basic	$.38	$.45	$.65	$.52
Weighted-average common shares outstanding — basic	58,240	57,943	56,192	55,511
Net income per common share - diluted	$.38	$.44	$.65	$.51
Weighted-average common shares outstanding — diluted	58,690	58,378	56,635	55,897
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.6	36.1	35.9	35.1
Selling and administrative expenses	29.0	28.0	25.7	26.9
Restructuring related charges	0.1	0.0	0.0	0.0
Operating income	7.5	8.0	10.1	8.2
Income taxes	2.7	3.0	3.7	3.0
Net income	4.8	5.1	6.4	5.2

Year-End 2003: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$391,971	$406,793	$500,091	$456,873
Cost of products sold	252,841	260,367	316,412	286,893
Gross profit	139,130	146,426	183,679	169,980
Selling and administrative expenses	114,426	112,979	127,472	125,867
Restructuring related charges(income)	—	2,265	3,881	2,364
Operating income	24,704	31,182	52,326	41,749
Interest income (expense) — net	(265)	(149)	617	767
Income before income taxes	24,439	31,033	52,943	42,516
Income taxes	8,554	10,861	18,530	14,881
Net income	$15,885	$20,172	$34,413	$27,635

Net income per common share — basic	$.27	$.35	$.59	$.47
Weighted-average common shares outstanding — basic	58,317	58,143	58,043	58,222
Net income per common share — diluted	$.27	$.35	$.59	$.47
Weighted-average common shares Outstanding — diluted	58,582	58,468	58,448	58,731
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	36.0	36.7	37.2
Selling and administrative expenses	29.2	27.8	25.5	27.5
Restructuring related charges	—	0.6	0.8	0.5
Operating income	6.3	7.7	10.5	9.1
Income taxes	2.2	2.7	3.7	3.3
Net income	4.1	5.0	6.9	6.0

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2005 — 2004

2005 by Quarter	High	Low	Dividends per Share
1st	$45.70	$38.80	$.155
2nd	54.23	44.65	.155
3rd	60.23	50.92	.155
4th	62.41	46.94	.155
Total Dividends Paid			$.62

2004 by Quarter	High	Low	Dividends per Share
1st	$45.71	$35.25	$.14
2nd	42.42	36.56	.14
3rd	42.13	36.97	.14
4th	43.65	38.52	.14
Total Dividends Paid			$.56

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2005 — 1995

	Market Price*		Diluted	Price/Earnings Ratio
			Earnings
			per
Year	High	Low	Share*	High	Low
2005	$62.41	$38.80	$2.50	25	16
2004	45.71	35.25	1.97	23	18
2003	44.12	24.65	1.68	26	15
2002	30.85	22.88	1.55	20	15
2001	28.85	19.96	1.26	23	16
2000	27.88	15.56	1.77	16	9
1999	29.88	18.75	1.44	21	13
1998	37.19	20.00	1.72	22	12
1997	32.13	15.88	1.45	22	11
1996	21.38	9.25	1.13	19	8
1995	15.63	11.50	.67	23	17
Eleven-Year Average				22	13

*      Adjusted for the effect of stock splits

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of

HNI Corporation (formerly HON INDUSTRIES Inc.):

Our audits of the consolidated financial statements, of management’s assessment of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting referred to in our report dated February 27, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K (Schedule II). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 31, 2005

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD

(In thousands)

Year ended December 31, 2005: Allowance for doubtful accounts	$11,388	$3,738	—	$3,149 (A	)	$11,977

Year ended January 1, 2005: Allowance for doubtful accounts	$10,859	$2,784	—	$2,255 (A	)	$11,388

Year ended January 3, 2004: Allowance for doubtful accounts	$9,570	$3,771	—	$2,482 (A	)	$10,859

Note A: Excess of accounts written off over recoveries

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated May 4, 2004

(3ii)	By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005

(4i)

Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998

(10i)

1995 Stock-Based Compensation Plan, as amended effective December 31, 2005, incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005*

(10ii)

1997 Equity Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Registrant’s proxy statement dated March 28, 1997, related to the Registrant’s Annual Meeting of Shareholders held on May 13, 1997*

(10iii)	Form of Registrant’s Change in Control Agreement, incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994*

(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 1995*

(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005*

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

Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement of the Registrant, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 18, 2005

(10xi)

Stock Purchase Agreement of the Registrant, dated September 18, 1985, as amended by amendment dated February 11, 1991, between the Registrant and Stanley M. Howe, incorporated by reference to Exhibit 10(xi) to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 1998*

(10xii)

Credit Agreement dated as of January 28, 2005, among HNI Corporation, as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2005

(10xiii)

HNI Corporation Profit-Sharing Retirement Plan of the Registrant as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant’s Annual Report on 10-K for the year ended December 29, 2001*

(10xiv)

HNI Corporation Long-Term Performance Plan of the Registrant, as amended and restated on August 2, 2004, incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004*

(10xv)

First Amendment to Credit Agreement dated as of December 22, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2006

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

(99A)

Executive Bonus Plan of the Registrant as amended and restated on August 2, 2004, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005*

(99B)

Executive Deferred Compensation Plan of the Registrant as amended and restated on November 7, 2002, incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002*

* Indicates management contract or compensatory plan.