Form 10-Q
period 2006-04-01
HNI CORP
filed 2006-05-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2006 OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to _____________________
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

YES       X                     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X        Accelerated filer _____    Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 1, 2006 51,810,658

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets April 1, 2006, and December 31, 2005	3

Condensed Consolidated Statements of Income Three Months Ended April 1, 2006, and April 2, 2005	5

Condensed Consolidated Statements of Cash Flows Three Months Ended April 1, 2006, and April 2, 2005	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information - None	-

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

                                                                          PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2006 (Unaudited)	December 31, 2005
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 52,898 8,833 284,528 100,282 16,250 16,752	$ 75,707 9,035 278,515 91,110 15,831 16,400
Total Current Assets	479,543	486,598

Land and land improvements Buildings Machinery and equipment Construction in progress	25,874 250,294 521,727 32,649	26,361 240,174 523,240 23,976
Less accumulated depreciation	830,544 522,835	813,751 519,091

Net Property, Plant, and Equipment	307,709	294,660

GOODWILL	254,378	242,244

OTHER ASSETS	166,356	116,769

Total Assets	$ 1,207,986	$ 1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 280,697 24,303 26,167 3,580	$ 307,952 1,270 40,350 8,602
Total Current Liabilities	334,747	358,174

LONG-TERM DEBT	187,050	103,050

CAPITAL LEASE OBLIGATIONS	786	819

OTHER LONG-TERM LIABILITIES	49,283	48,671

DEFERRED INCOME TAXES	26,013	35,473

MINORITY INTEREST IN SUBSIDIARY	451	140

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2006 - 51,810,658 shares 2005 - 51,848,591 shares	51,811	51,849

Paid-in capital Retained earnings Accumulated other comprehensive income	3,459 554,967 (581)	941 540,822 332

Total Shareholders' Equity	609,656	593,944

Total Liabilities and Shareholders' Equity	$ 1,207,986	$ 1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands, except share and per share data)

Net sales
Cost of products sold
  Gross Profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating Income
Interest income
Interest expense
  Earnings before income taxes and minority interest
Income taxes
  Earnings before minority interest
Minority interest in earnings of subsidiary
  Net Income

	$ 648,677 419,067 229,610 182,010 1,719 45,881 279 1,387 44,773 16,342 28,431 (39) $ 28,470	$ 562,261 366,416 195,845 155,400 - 40,445 539 484 40,500 14,378 26,122 - $ 26,122
Net income per common share (basic and diluted)	$0.55	$0.47
Average number of common shares outstanding - basic	51,836,006	55,175,803
Average number of common shares outstanding - diluted	52,229,322	55,551,134
Cash dividends per common share	$0.18	$0.155

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended
	April 1, 2006	April 2, 2005
(In thousands)

Net Cash Flows From (To) Operating Activities:
  Net income
  Noncash items included in net income:
    Depreciation and amortization
    Other postretirement and post employment benefits
    Excess tax benefits from stock compensation
    Deferred income taxes
    Loss on sales, retirements and impairments of property, plant and equipment
    Stock issued to retirement plan
    Other - net
Net increase (decrease) in non-cash operating assets and liabilities
Increase (decrease) in other liabilities
  Net cash flows from (to) operating activities

	$ 28,470 16,828 527 (597) (8,771) 645 7,948 2,948 (34,682) (4,592) 8,724	$ 26,122 16,882 501 - 4,828) 516 6,199 1,726 (26,447) (2,018) 18,653

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and equipment
  Capitalized software
  Acquisition spending, net of cash acquired
  Short-term investments - net
  Purchase of long-term investments
  Sales or maturities of long-term investments
  Other - net
Net cash flows from (to) investing activities

	(14,243) 174 (5) (63,641) 926 (3,300) 2,250 - (77,839)	(7,871) 107 (1,576) (9,874) 2,400 (1,700) 2,250 (255) (16,519)

Net Cash Flows From (To) Financing Activities:
  Proceeds from sales of HNI Corporation common stock
  Purchase of HNI Corporation common stock
  Excess tax benefits from stock compensation
  Proceeds from long-term debt
  Payments of note and long-term debt
  Dividends paid
    Net cash flows from (to) financing activities

	1,491 (16,634) 597 162,000 (91,810) (9,338) 46,306	1,943 (21,724) - 23,000 (152) (8,570) (5,503)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(22,809) 75,707	(3,369) 29,676

Cash and cash equivalents at end of period	$ 52,898	$ 26,307

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 2006

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2005 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2005.

Note B. Stock Based Compensation

Under the Corporation's 1995 Stock-Based Compensation Plan (the "Plan"), as amended and restated effective November 10, 2000, the Corporation may award options to purchase shares of the Corporation's common stock and grant other stock awards to executives, managers, and key personnel.  As of April 1, 2006 there are approximately 2.5 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation's common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation also has a shareholder approved Members' Stock Purchase Plan (the "MSP Plan").  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During the three months ended April 1, 2006, 23,363 shares of common stock were issued under the MSP Plan at an average price of $59.00.

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)), beginning January 1, 2006, using the modified prospective transition method.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, the Corporation used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore did not recognize compensation expense in association with options granted at or above the market price of common stock at the date of grant.

As a result of adopting the new standard, earnings before income taxes for the three months ended April 1, 2006 decreased by $0.8 million, and net earnings decreased by $0.5 million, or $0.009 per basic share and $0.004 per diluted share.  These results reflect stock compensation expense of $0.8 million and tax benefits of $0.3 million for the period.

Adoption of the new standard also affected the presentation of cash flows.  The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements.  For the three months ended April 1, 2006, cash flow from operating activities was reduced by $0.6 million and cash flow from financing activities was increased by $0.6 million from amounts that would have been reported if the Corporation had not adopted the new accounting standard.

Concurrent with the adoption of the new statement, the Corporation began to use the non-substantive vesting period approach for attributing stock compensation to individual periods.  The nominal vesting period approach was used in determining the stock compensation expense for the Corporation's pro forma net earnings disclosure for the three months ended April 2, 2005, as presented in the table that follows.  The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions.  Under both approaches, the Corporation elected to recognize stock compensation on a straight-line basis.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

Three Months Ended
(in thousands)	April 2, 2005
Net income, as reported	$ 26,122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(434)
Pro forma net income	$ 25,688
Earnings per share:
Basic - as reported	$0.47
Basic - pro forma	$0.47
Diluted - as reported	$0.47
Diluted - pro forma	$0.46

The stock compensation expense for the three months ended April 1, 2006 and the stock compensation expense used in the preceding disclosure of pro forma net earnings for the three months ended April 2, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Three Months Ended	Year Ended
	Apr. 1, 2006	Dec. 31, 2005
Expected term	7 years	7 years
Expected volatility:
Range used	31.23%	33.49% - 31.77%
Weighted-average		33.46%
Expected dividend yield:
Range used	1.24%	1.17% - 1.45%
Weighted-average		1.45%
Risk-free interest rate
Range used	4.62%	4.21% - 4.57%

Expected volatilities are based on historical volatility due to the fact that the Corporation did not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation elected to use the simplified method as allowed by Staff Accounting Bulletin (the "SAB") No. 107 "Share Based Payment" to determine the expected term since the awards qualified as "plain vanilla" options as defined in the SAB.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

Changes in outstanding stock options for the three months ended April 1, 2006 were as follows:

	Number	Weighted-Average Exercise Price
Balance at December 31, 2005	1,128,650	$31.84
Options granted	134,328	58.06
Options exercised	(25,000)	25.08
Balance at April 1, 2006	1,237,978	$34.82

A summary of the Corporation's nonvested shares as of April 1, 2006 and changes during the quarter are presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	695,400	$14.07
Granted	134,328	21.46
Vested	(142,900)	11.91
Forfeited	-	-
Nonvested at April 1, 2006	686,828	$15.97

At April 1, 2006, there was $6.0 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.  Information about stock options that are vested or expected to vest and that are exercisable at April 1, 2006, follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,180,178	$34.49	6.0	$ 28,926
Exercisable	551,150	$27.98	3.4	$ 17,097

The weighted-average grant-date fair value of options granted was $21.46 for the three months ended April 1, 2006.  Other information for the three-month period follows:

	Three months ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Total fair value of shares vested	$1,702	$875
Total intrinsic value of options exercised	842	890
Cash received from exercise of stock options	627	873
Tax benefit realized from exercise of stock options	307	316

Note C.  Inventories

The Corporation values approximately 81.2% of its inventory at the lower of cost or market by the last-in, first-out ("LIFO") method.

(In thousands)	Apr. 1, 2006 (Unaudited)	Dec. 31, 2005
Finished products	$ 67,700	$ 61,027
Materials and work in process	48,492	46,398
LIFO allowance	(15,910)	(16,315)
	$ 100,282	$ 91,110

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income in 2006 consisted of additional minimum pension liability and foreign currency adjustments.

For the three months ended April 1, 2006, the Corporation repurchased 290,875 shares of its common stock at a cost of approximately $16.6 million.  As of April 1, 2006, $126.9 million of the Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$ 28,470	$ 26,122
Denominators: Denominator for basic EPS weighted-average common shares outstanding	51,836,006	55,175,803
Potentially dilutive shares from stock option plans	393,316	375,331
Denominator for diluted EPS	52,229,322	55,551,134

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at April 1, 2006 and April 2, 2005, because their inclusion would have been anti-dilutive.  The number of stock options outstanding which met this criterion for the three months ended April 1, 2006 was 136,828.  The number of stock options outstanding which met this criterion for the three months ended April 2, 2005 was 15,000.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's business simplification and cost reduction strategies, the Corporation began the shutdown of two office furniture facilities in the third quarter of 2005.  In connection with those shutdowns, the Corporation incurred $1.8 million of current period charges, including $0.1 million of accelerated depreciation recorded as cost of sales, during the quarter ended April 1, 2006.  The closures and consolidations are virtually complete.  The following is a summary of changes in restructuring accruals during the first quarter of 2006:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2005	$ 817	$ 1,244	$ 2,061
Restructuring charges	24	1,695	1,719
Cash payments	(841)	(2,402)	(3,243)
Balance as of April 1, 2006	$ -	$ 537	$ 537

Note G.  Business Combinations

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings during the first quarter ending April 1, 2006.  The combined purchase price for these acquisitions totaled approximately $77.8 million, of which $63.6 million was paid in cash and the remaining is due over the next few months.  The Corporation did increase its borrowings under its revolving credit facility to help fund the acquisitions.  The Corporation is in the process of finalizing the allocation of the purchase price, with valuations and determination of working capital adjustments to finalize.  There are approximately $51.2 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization.  The remaining $37.2 million have estimated useful lives ranging from two to fifteen years.  There is approximately $10.8 million of goodwill associated with these acquisitions, of which $8.1 million was assigned to the furniture segment and $2.7 was assigned to the hearth segment.  Approximately $7.8 million of the goodwill is not deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 1, 2006 and December 31, 2005, which are reflected in Other Assets in the Corporation's condensed consolidated balance sheets:

(In thousands)	Apr. 1, 2006	Dec. 31, 2005
Patents	$ 18,754	$ 18,480
Customer relationships and other	104,171	67,211
Less: accumulated amortization	(31,048)	(28,758)
	$ 91,877	$ 56,933

Aggregate amortization expense for the three-months ended April 1, 2006 and April 2, 2005 was $2.3 million and $1.5 million, respectively.  Amortization expense is estimated to range between $6.8 million and $10.4 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $44.2 million.  These trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2005, are as follows by reporting segment:

	Office Furniture	Hearth Products	Total
Balance as of December 31, 2005	$ 77,659	$ 164,585	$ 242,244
Goodwill increase during period	9,364	2,770	12,134
Balance as of April 1, 2006	$ 87,023	$ 167,355	$ 254,378

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds its carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates primarily to the acquisitions completed during the quarter and final purchase price adjustments related to prior acquisitions.  See Note G, Business Combinations for further information.

Note I.  Product Warranties

The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations during the three-month periods ended April 1, 2006 and April 2, 2006 was as follows:

                                                                                                             Three Months Ended

(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Balance at beginning of period Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 10,157 1,736 482 (1,729)	$ 10,794 2,148 949 (2,755)
Balance at end of period	$ 10,646	$ 11,136

Note J.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Service cost	$ 82	$ 76
Interest cost	263	264
Expected return on plan assets	(44)	(51)
Amortization of transition obligation	145	145
Amortization of prior service cost	58	58
Amortization of (gain)/loss	23	9
Net periodic benefit cost	$ 527	$ 501

In May 2004, The Financial Accounting Standards Board (the "FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2").  The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Corporation provides.

Note K.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was subsequently extended through August 31, 2005.  During the third quarter of 2005, the Corporation paid $1.2 million associated with this guarantee.  As of April 1, 2006, the Corporation has recovered substantially all of this amount through liquidations of secured collateral and settlements.

The Corporation utilizes letters of credit in the amount of $24 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation replaced a previously existing transportation service contract during the first quarter of 2006 with a new six-year contract.  The contract provides for minimum payments of approximately $10 million a year of which $3.3 million are related to the equipment portion of the contract which has been determined to be an operating lease.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims.

Note L.  New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) which replaces Original SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005.  Under the Original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.  The Corporation adopted SFAS No. 123(R) in the first quarter of fiscal 2006, beginning January 1, 2006.  See Note B, Stock Based Compensation for the impact of the adoption of SFAS No. 123(R) on net income and net income per share.

Note M.  Business Segment Information

Management views the Corporation as being in two business segments:  office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture, which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth product segment manufactures and markets a broad line of manufactured electric, gas-, pellet- and wood-burning fireplaces and stoves, fireplace inserts, gas logs, and chimney systems principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three-month periods ended April 1, 2006 and April 2, 2005, is as follows:

Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Net Sales: Office furniture Hearth products	$ 490,719 157,958	$ 427,547 134,714
	$ 648,677	$ 562,261

Operating Profit:
  Office furniture (1)
  Operations before restructuring charges
   Restructuring and impairment charges
   Office Furniture - net
Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes (1)

	$ 42,179 (1,719) 40,460 11,733 52,193 (7,359) $ 44,834	$ 38,808 - 38,808 10,480 49,288 (8,788) $ 40,500

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 11,155 4,533 1,140 $ 16,828	$ 10,968 4,322 1,592 $ 16,882

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 9,471 2,770 2,007 $ 14,248	$ 6,598 2,562 287 $ 9,447

	As of Apr. 1, 2006	As of Apr. 2, 2005
Identifiable Assets: Office furniture Hearth products General corporate	$ 708,767 374,963 124,256 $ 1,207,986	$ 594,732 351,229 101,159 $ 1,047,120

(1)  Includes minority interest.

Note N.  Subsequent Event

On April 6, 2006 the Corporation issued $150 million of senior unsecured notes through the private placement debt market.  The Notes were sold at par and have a maturity date of April 6, 2016 and bear interest at a rate of 5.54% per annum.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations

Overview

The Corporation has two reportable core operating segments:  office furniture and hearth products.  The Corporation is the second largest office furniture manufacturer in the world and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.  The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with its various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

The first quarter of 2006 was another record quarter for the Corporation.  Net sales were up 15.4 percent while net income increased 9.0 percent and earnings per diluted share increased 17.0 percent over the same quarter last year.  The Corporation experienced solid growth in both the office furniture and hearth products businesses driven by solid organic growth and contributions from acquisitions completed in the second half of 2005 and early 2006.  Gross margins for the quarter exceeded prior year levels as the Corporation recognized the full effect of the price increases implemented last year.  However, gross margins were negatively impacted by increases in material costs from first quarter 2005 levels.  Selling and administrative expenses increased driven by significantly higher transportation costs, the effect of acquisitions and investments in market initiatives.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  As of January 1, 2006, the Corporation adopted FAS123(R) "Share-Based Payment" which requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost of the requisite service period.  During the first three months of 2006, there was no material change in the accounting policies and assumptions previously disclosed except for the adoption of FAS123(R).

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005	Percent Change
Net sales	$648,677	$562,261	15.4%
Cost of products sold	419,067	366,416	14.4
Gross profit	229,610	195,845	17.2
Selling & administrative expenses	182,010	155,400	17.1
Restructuring & impairment charges	1,719	-	-
Operating income	45,881	40,445	13.4
Interest income(expense) net	(1,108)	55	-
Income before income taxes and minority interest	44,773	40,500	10.6
Minority interest in earnings of subsidiary	(39)	-	-
Income taxes	16,342	14,378	13.7
Net income	$ 28,470	$ 26,122	9.0%

The Corporation experienced solid sales growth in the quarter, up 15.4 percent or $86.4 million compared to the same quarter last year.  During the first quarter of 2006, the Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings.  Those acquisitions, along with previous acquisitions completed subsequent to the first quarter of 2005, accounted for $21 million of the increase in sales.

Gross margins for the first quarter increased to 35.4 percent compared to 34.8 percent in the prior year as a result of increased price realization partially offset by increases in material costs.

Total selling and administrative expenses for the quarter increased $28.3 million to 28.3 percent of net sales compared to 27.6 percent in first quarter 2005.  Included in first quarter 2006 were increased freight and distribution costs of $12 million due to volume, rate increases, and fuel surcharges; additional selling and administrative costs of $9 million associated with new acquisitions; $1.7 million of restructuring charges from the shutdown of two office furniture facilities that began in the third quarter of 2005; $0.8 million of stock-based compensation expense due to the adoption of SFAS 123(R); and investments in selling and marketing initiatives.

Net income increased 9.0 percent and net income per diluted share increased 17.0 percent compared to the same quarter in 2005.  Net income per share was positively impacted $0.04 per share as a result of the Corporation's share repurchase program.

The Corporation increased its annualized effective tax rate at the beginning of the year to 36.5 percent compared to 35.5 percent in 2005 due primarily to increased state taxes and the expiration of the research investment tax credit.

Office Furniture

First quarter sales for the office furniture segment increased 14.8 percent or $63.2 million to $490.7 million from $427.5 million for the same quarter last year.  The Corporation's acquisitions since first quarter 2005 accounted for $17 million of the increase.  Operating profit prior to unallocated corporate expenses as a percent of sales decreased to 8.2 percent versus 9.1 percent in 2005.  Operating profit was negatively impacted by $1.8 million of costs related to facility shutdowns, of which a portion were classified as cost of goods sold.  The acquisition of Lamex, as well as recent distribution acquisitions completed in 2005, had an expected negative impact on profitability.  These investments in the front-end of the business are consistent with the Corporation's strategy of creating long-term economic profit; however, as planned, these investments negatively impact profitability in the short-term.

Hearth Products

First quarter net sales for the hearth products segment increased 17.3 percent or $23.2 million to $158.0 million compared to $134.7 million for the same quarter last year due to strong organic growth.  The Corporation's acquisitions completed since the first quarter of 2005 accounted for $4 million of the increase.  Operating profit prior to unallocated corporate expenses increased to $11.7 million from $10.5 million in the same quarter last year.  Operating profit as a percent of net sales decreased to 7.4 percent compared to 7.8 percent in 2005 due to increased freight and distribution costs, higher volume of lower margin products and brand building initiatives.

Liquidity and Capital Resources

As of April 1, 2006, cash and short-term investments decreased to $61.7 million compared to $84.7 million at year-end 2005.  Cash flow from operations for the first three months was $8.7 million compared to $18.7 million at year-end 2005.  The decline in operating cash flow was primarily due to higher marketing program and incentive compensation payouts in the first quarter 2006 driven by strong 2005 results.  Trade receivables and inventory have increased from year-end due to seasonality, increased volume and acquisitions completed during the quarter.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and as of April 1, 2006 maintained additional borrowing capacity of $66 million, net of amounts designated for letters of credit, through a revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first three months of 2006 were $14.2 million compared to $9.4 million in 2005 and were primarily for tooling and equipment for new products and efficiency initiatives.  For the full year 2006, capital expenditures are expected to be approximately 30 to 40 percent higher than 2005 due to increased focus on new products and process improvement, and increased investment in distribution.

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings, for a total of $63.6 million in cash.  During the first quarter of 2006, net borrowings under the Corporation's revolving credit facility increased $70 million to fund acquisitions, share repurchases, and seasonal cash requirements.  As of April 1, 2006, $210 million was outstanding with $26 million classified as short-term as the Corporation expects to repay that portion of the borrowings prior to year end.  In early April, the Corporation refinanced $150 million of the revolver borrowings with 5.54 percent ten-year Senior Notes due in 2016 issued through the private placement debt market.

On February 15, 2006, the Board approved a 16.1 percent increase in the common stock quarterly cash dividend from $0.155 per share to $0.18 per share.  The dividend was paid on March 1, 2006, to shareholders of record on February 24, 2006.  This was the 204th consecutive quarterly dividend paid by the Corporation.

During the three months ended April 1, 2006, the Corporation repurchased 290,875 shares of its common stock at a cost of approximately $16.6 million, or an average price of $57.18.  As of April 1, 2006, $126.9 million of the Board of Directors' current repurchase authorization remained unspent.

On May 2, 2006, the Board of Directors declared a $0.18 per common share cash dividend to shareholders of record on May 12, 2006, to be paid on June 1, 2006.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  During the first three months of fiscal 2006, with the exception of a new transportation service contract (as described in Note K), there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Global Insight, BIFMA's forecasting consultant, estimates U.S. office furniture shipments to increase 7 percent in 2006 compared to 13 percent in 2005.  The housing market, a key indicator for the hearth industry, has begun to slow from its record levels.

Management expects to continue to outperform the industry for the full year.  However, profitability will be challenged in the second quarter.  The Corporation's planned expenditures and investments to support growth initiatives, as well as negative trends in input costs, freight and distribution will negatively impact profitability in the short-term.  However, management believes these investments will continue to drive growth and create positive economic profit in the mid- to long-term.

The Corporation continues its focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b)  cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of April 1, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On March 1, 2006, the Corporation completed the acquisition of Lamex as discussed in Note G to the Corporation's condensed consolidated financial statements.  As of December 30, 2006, the Corporation's management will exclude Lamex from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year.  The Corporation is in the process of assessing Lamex's internal control over financial reporting and will be implementing changes to better align its reporting and controls with those of the Corporation.  Lamex's results of operations and financial position for the fiscal quarter ended April 1, 2006, were insignificant to the Corporation's consolidated financial statements.  There have not been any changes in the Corporation's internal control over financial reporting, due to the Lamex acquisition or otherwise, during the fiscal quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of April 1, 2006, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

There are no new legal proceedings or material developments to report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 except for the item below.

Restrictions imposed by the terms of our existing credit facility and note purchase agreement may limit our operating and financial flexibility.

Our existing credit facility and note purchase agreement, dated as of April 7, 2006, pursuant to which we issued $150 million of senior, unsecured notes designated as Series 2006-A Senior Notes, limit our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  Our note purchase agreement contains customary restrictive covenants that, among other things, place limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons or enter into material transactions with affiliates.  Both our credit facility and note purchase agreement also require us to maintain certain financial covenants.

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility and result in a cross default under our note purchase agreement.  We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                 (E) Issuer Purchases of Equity Securities

                  The following is a summary of share repurchase activity during the first quarter ended April 1, 2006.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
1/1/06 - 1/28/06	62,500	$54.91	62,500	$ 140,054,521
1/29/06 - 2/25/06	69,244	$57.42	69,244	$ 136,078,227
2/26/06 - 4/1/06	159,131	$57.97	159,131	$ 126,853,054
Total	290,875	$57.18	290,875	$ 126,853,054

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
Date: May 5, 2006	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)

Second Amendment to Credit Agreement dated as of April 6, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 10, 2006

(10.2)

Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 10, 2006

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

/s/ Stan A. Askren
Date: May 5, 2006	Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer
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

/s/ Jerald K. Dittmer
Date: May 5, 2006	Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

EXHIBIT 32.1

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended April 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report.

/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer Date: May 5, 2006
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: May 5, 2006

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.