Form 10-Q
period 2006-07-01
HNI CORP
filed 2006-08-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-2648

HNI Corporation (Exact name of Registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

P. O. Box 1109, 408 East Second Street Muscatine, Iowa 52761-0071 (Address of principal executive offices)	52761-0071 (Zip Code)

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
YES       X                     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      X          Accelerated filer                Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 1, 2006 50,091,315

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets July 1, 2006, and December 31, 2005	3
Condensed Consolidated Statements of Income Three Months Ended July 1, 2006, and July 2, 2005	5
Condensed Consolidated Statements of Income Six Months Ended July 1, 2006, and July 2, 2005	6
Condensed Consolidated Statements of Cash Flows Six Months Ended July 1, 2006, and July 2, 2005	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information - None	-

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 1, 2006 (Unaudited)	Dec. 31, 2005
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$ 26,934 8,820 314,471 112,487 16,413 17,232	$ 75,707 9,035 278,515 91,110 15,831 16,400
Total Current Assets	496,357	486,598

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	27,165 258,730 535,693 21,131	26,361 240,174 523,240 23,976
Less accumulated depreciation	842,719 529,175	813,751 519,091

Net Property, Plant, and Equipment	313,544	294,660

GOODWILL	253,723	242,244

OTHER ASSETS	165,326	116,769

Total Assets	$ 1,228,950	$ 1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 1, 2006 (Unaudited)	Dec. 31, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$ 312,682 8,297 80,306 3,605	$ 307,952 1,270 40,350 8,602
Total Current Liabilities	404,890	358,174

LONG-TERM DEBT	205,550	103,050

CAPITAL LEASE OBLIGATIONS	757	819

OTHER LONG-TERM LIABILITIES	49,845	48,671

DEFERRED INCOME TAXES	26,870	35,473

MINORITY INTEREST IN SUBSIDIARY	576	140

SHAREHOLDERS' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2006 - 50,091,315 shares; 2005 - 51,848,591 shares	50,091	51,849

Paid-in capital Retained earnings Accumulated other comprehensive income	2,296 488,689 (614)	941 540,822 332

Total Shareholders' Equity	540,462	593,944

Total Liabilities and Shareholders' Equity	$ 1,228,950	$ 1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Jul. 1, 2006	Jul. 2, 2005
	(In thousands, except share and per share data)

Net sales
Cost of sales
  Gross profit
Selling and administrative expenses
Restructuring and impairment charges
  Operating income
Interest income
Interest expense
  Earnings before income taxes and minority interest
Income taxes
  Earnings before minority interest
Minority interest in earnings of subsidiary
  Net income

	$ 671,271 436,758 234,513 185,774 228 48,511 192 3,617 45,086 16,457 28,629 (23) $ 28,652	$ 594,168 379,880 214,288 160,146 - 54,142 441 343 54,240 19,255 34,985 - $ 34,985
Net income per common share - basic	$0.56	$0.63
Average number of common shares outstanding - basic	51,009,288	55,130,985
Net income per common share - diluted	$0.56	$0.63
Average number of common shares outstanding - diluted	51,339,367	55,512,902
Cash dividends per common share	$0.18	$0.155

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005
	(In thousands, except share and per share data)

Net sales	$1,319,948	$1,156,429
Cost of sales	855,825	746,296
Gross profit	464,123	410,133
Selling and administrative expenses	367,784	315,546
Restructuring and impairment charges	1,947	-
Operating income	94,392	94,587
Interest income	471	980
Interest expense	5,004	827
Earnings before income taxes and minority interest	89,859	94,740
Income taxes	32,799	33,633
Earnings before minority interest	$ 57,060	$ 61,107
Minority interest in earnings of subsidiary	(62)	-
Net income	$ 57,122	$ 61,107
Net income per common share - basic	$1.11	$1.11
Average number of common shares outstanding - basic	51,422,647	55,153,394
Net income per common share - diluted	$1.10	$1.10
Average number of common shares outstanding - diluted	51,781,098	55,502,312
Cash dividends per common share	$0.36	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005
(In thousands)

Net Cash Flows From (To) Operating Activities:
  Net income
  Noncash items included in net income:
    Depreciation and amortization
    Other postretirement and post employment benefits
    Excess tax benefits from stock compensation
    Deferred income taxes
    Loss on sale, retirement and impairment of property, plant and equipment
    Stock issued to retirement plan
    Other - net
  Net increase (decrease) in non-cash operating assets and liabilities
  Increase (decrease) in other liabilities
    Net cash flows from (to) operating activities

	$ 57,122 34,857 1,055 (720) (9,090) 344 7,948 3,934 (60,053) (4,531) 30,866	$ 61,107 33,385 1,001 - (7,553) 982 6,199 706 (37,868) (1,687) 56,272

Net Cash Flows From (To) Investing Activities:
  Capital expenditures
  Proceeds from sale of property, plant and equip.
  Capitalized software
  Acquisition spending, net of cash acquired
  Short-term investments - net
  Purchase of long-term investments
  Sales or maturities of long-term investments
  Other-net
    Net cash flows from (to) investing activities

	(32,683) 965 (490) (64,120) 926 (6,300) 3,900 - (97,802)	(15,333) 231 (2,162) (10,093) 2,400 (28,177) 27,655 (255) (25,734)

Net Cash Flows From (To) Financing Activities:
  Proceeds from sales of HNI Corporation common stock
  Purchase of HNI Corporation common stock
  Excess tax benefits from stock compensation
  Proceeds from long-term debt
  Payments of note and long-term debt and other financing
  Dividends paid
    Net cash flows from (to) financing activities

	2,908 (107,858) 720 411,675 (270,728) (18,554) 18,163	11,933 (24,934) - 29,000 (29,340) (17,128) (30,469)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	(48,773) 75,707	69 29,676
Cash and cash equivalents at end of period	$ 26,934	$ 29,745

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 1, 2006

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2005 consolidated balance sheet included in this From 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended December 31, 2005.

Note B. Stock-Based Compensation

Under the Corporation's 1995 Stock-Based Compensation Plan (the "Plan"), as amended and restated effective November 10, 2000, the Corporation may award options to purchase shares of the Corporation's common stock and grant other stock awards to executives, managers, and key personnel.  As of July 1, 2006 there are approximately 2.5 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation's common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation also has a shareholder approved Members' Stock Purchase Plan (the "MSP Plan").  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During the six months ended July 1, 2006, 53,194 shares of common stock were issued under the MSP Plan at an average price of $43.64.

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), beginning January 1, 2006, using the modified prospective transition method.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, the Corporation used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore did not recognize compensation expense in association with options granted at or above the market price of common stock at the date of grant.

As a result of adopting the new standard, earnings before income taxes for the three months ended July 1, 2006 decreased by $0.8 million, and net earnings decreased by $0.5 million, or $.01 per basic share and $.01 per diluted share.  These results reflect stock compensation expense of $0.8 million and tax benefits of $0.3 million for the period.  Earnings before income taxes for the six months ended July 1, 2006 decreased by $1.6 million, and net earnings decreased by $1.0 million, or $.02 per basic share and $.02 per diluted share.  These results reflect stock compensation expense of $1.6 million and tax benefits of $0.6 million for the period.

Adoption of the new standard also affected the presentation of cash flows.  The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements.  For the six months ended July 1, 2006, cash flow from operating activities was reduced by $0.7 million and cash flow from financing activities was increased by $0.7 million as a result of the new standard.

Concurrent with the adoption of the new statement, the Corporation began to use the non-substantive vesting period approach for attributing stock compensation to individual periods.  The nominal vesting period approach was used in determining the stock compensation expense for the Corporation's pro forma net earnings disclosure for the three and six months ended July 2, 2005, as presented in the table that follows.  The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions.  Under both approaches, the Corporation elected to recognize stock compensation on a straight-line basis.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

	Three Months Ended	Six Months Ended
(in thousands)	July 2, 2005	July 2, 2005
Net income, as reported	$ 34,985	$ 61,107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(456)	(890)
Pro forma net income	$ 34,529	$ 60,217
Earnings per share:
Basic - as reported	$0.63	$1.11
Basic - pro forma	$0.63	$1.09
Diluted - as reported	$0.63	$1.10
Diluted - pro forma	$0.62	$1.08

The stock compensation expense for the six months ended July 1, 2006 and the stock compensation expense used in the preceding disclosure of pro forma net earnings for the six months ended July 2, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Six Months Ended	Year Ended
	Jul. 1, 2006	Dec. 31, 2005
Expected term	7 years	7 years
Expected volatility:
Range used	29.75% - 31.23%	33.49% - 31.77%
Weighted-average	31.21%	33.46%
Expected dividend yield:
Range used	1.24% - 1.43%	1.17% - 1.45%
Weighted-average	1.24%	1.45%
Risk-free interest rate
Range used	4.62% - 5.08%	4.21% - 4.57%

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

Changes in outstanding stock options for the six months ended July 1, 2006 were as follows:

	Number	Weighted-Average Exercise Price
Balance at December 31, 2005	1,128,650	$31.84
Options granted	135,946	58.06
Options exercised	(39,000)	22.91
Options forfeited	(22,480)	39.91
Balance at July 1, 2006	1,203,116	$35.61

A summary of the Corporation's nonvested shares as of July 1, 2006 and changes during the six-month period are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	695,400	$14.07
Granted	135,946	21.39
Vested	(142,900)	11.91
Forfeited	(22,480)	15.90
Nonvested at July 1, 2006	665,966	$15.97

At July 1, 2006, there was $5.4 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.5 years.

Information about stock options that are vested or expected to vest and that are exercisable at July 1, 2006, follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,167,796	$34.62	5.8	$12,530
Exercisable	537,150	$28.21	3.1	$ 9,207

The weighted-average grant-date fair value of options granted was $21.39 for the six months ended July 1, 2006.  Other information for the three and six-month periods follows:

	Three months ended		Six months ended
(In thousands)	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Total fair value of shares vested	$ -	$ -	$1,702	$ 875
Total intrinsic value of options exercised	459	6,705	1,301	7,595
Cash received from exercise of stock options	266	6,660	893	7,533
Tax benefit realized from exercise of stock options	168	2,380	475	2,696

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out (LIFO) method.

(In thousands)	Jul. 1, 2006 (Unaudited)	Dec. 31, 2005
Finished products	$ 75,941	$ 61,027
Materials and work in process	52,456	46,398
LIFO allowance	(15,910)	(16,315)
	$ 112,487	$ 91,110

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the first six months of 2006 consisted of additional minimum pension liability and foreign currency adjustments.

For the six months ended July 1, 2006, the Corporation repurchased 2,058,176 shares of its common stock at a cost of approximately $107.9 million.  As of July 1, 2006, $35.6 million of the Board of Director's current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul.1, 2006	Jul. 2, 2005
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$28,652	$34,985	$57,122	$61,107
Denominators: Denominator for basic EPS weighted-average common shares outstanding	51,009,288	55,130,985	51,422,647	55,153,394
Potentially dilutive shares from stock option plans	330,079	381,917	358,451	348,918
Denominator for diluted EPS	51,339,367	55,512,902	51,781,098	55,502,312
Earnings per share - basic	$0.56	$0.63	$1.11	$1.11
Earnings per share - diluted	$0.56	$0.63	$1.10	$1.10

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at July 1, 2006, because their inclusion would have been anti-dilutive.  There were no stock options outstanding, which met this criterion for the three and six months ended July 2, 2005.  The number of stock options outstanding, which met this criterion for the three and six months ended July 1, 2006, was 135,566.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's business simplification and cost reduction strategies, the Corporation began the shutdown of two office furniture manufacturing facilities in the third quarter of 2005.  In connection with those shutdowns, the Corporation incurred $0.2 million of current period charges during the quarter ended July 1, 2006.  The closures and consolidations are virtually complete with the exception of the sale of the facility.  The following is a summary of changes in restructuring accruals during the second quarter of 2006:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of April 1, 2006	$ -	$ 537	$ 537
Restructuring charges	-	191	191
Cash payments	-	(635)	(635)
Balance as of July 1, 2006	$ -	$ 93	$ 93

Note G.  Business Combinations

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings during the first quarter ending April 1, 2006.  The combined purchase price for these acquisitions less cash acquired totaled approximately $77.8 million, of which $64.1 million was paid in cash and the remaining is due over the remainder of the year.  The Corporation did increase its borrowings under its revolving credit facility to help fund the acquisitions.  The Corporation is in the process of finalizing the allocation of the purchase price, primarily with respect to deferred taxes and pension plans.  There are approximately $51.7 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization.  The remaining $37.7 million have estimated useful lives ranging from two to fifteen years.  There is approximately $10.1 million of goodwill associated with these acquisitions, of which $7.3 million was assigned to the furniture segment and $2.8 was assigned to the hearth segment.  Approximately $7.1 million of the goodwill is not deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 1, 2006 and December 31, 2005, which are reflected in Other Assets in the Corporation's condensed consolidated balance sheets:

(In thousands)	Jul. 1, 2006	Dec. 31, 2005
Patents	$ 18,780	$ 18,480
Customer relationships and other	106,171	67,211
Less: accumulated amortization	(34,310)	(28,758)
	$ 90,641	$ 56,933

Aggregate amortization expense for the three and six months ended July 1, 2006 and July 2, 2005 was $2.9 million and $5.2 million, and $1.9 million and $3.4 million, respectively.  Amortization expense is estimated to range between $5.9 to $9.2 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $44.2 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2005	$ 77,659	$164,585	$242,244
Goodwill increase during period	8,689	2,790	11,479
Balance as of July 1, 2006	$ 86,348	$167,375	$253,723

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates to the acquisitions completed during the first quarter and final purchase price adjustments related to prior acquisitions.  See Note G for further information.

Note I.  Long-Term Debt

On April 6, 2006, the Corporation refinanced $150 million of a revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due biannually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.  The Corporation maintained the revolving credit facility with a maximum borrowing of $300 million.  Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until January 28, 2011.  As of July 1, 2006, $132.5 million of the revolver was outstanding with $80 million classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

Certain of the Corporation's borrowing arrangements include covenants, which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.

Note J.  Product Warranties

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

                                                                                          Six Months Ended

(In thousands)	Jul. 1, 2006	Jul. 2, 2005
Balance at beginning of period Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$ 10,157 4,972 445 (5,139)	$ 10,794 4,564 540 (5,383)
Balance at end of period	$ 10,435	$ 10,515

Note K.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Six Months Ended
(In thousands)	Jul. 1, 2006	Jul. 2, 2005
Service cost	$ 163	$ 152
Interest cost	526	528
Expected return on plan assets	(87)	(102)
Amortization of transition obligation	291	290
Amortization of prior service cost	115	116
Amortization of (gain)/loss	47	18
Net periodic benefit cost	$1,055	$ 1,002

In May 2004, The Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2. "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (the "Act").  The Corporation has determined that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D benefit under the Act based on the percentage of the cost of the plan that the Corporation provides.

Note L.  Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was subsequently extended through August 31, 2005.  During the third quarter of 2005, the Corporation paid $1.2 million associated with this guarantee.  As of July 1, 2006, the Corporation has recovered substantially all of this amount through liquidations of secured collateral and settlements.

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

Note M.  New Accounting Standards

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently reviewing the impact, if any, that FIN 48 will have on its consolidated financial statements.

Note N.  Business Segment Information

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The increase in unallocated corporate expenses compared to prior year is due to increased interest expense and stock-based compensation expense.  Management views interest income and expense as corporate financing costs and not as a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and six month periods ended July 1, 2006, and July 2, 2005, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Net Sales: Office furniture Hearth products	$ 514,305 156,966	$ 455,246 138,922	$1,005,024 314,924	$ 882,793 273,636
	$ 671,271	$ 594,168	$1,319,948	$1,156,429

Operating Profit:
  Office furniture
    Operations before restructuring charges
    Restructuring and impairment charges
       Office Furniture - net
       Hearth products
    Total operating profit
  Unallocated corporate expense
    Income before income taxes

	$ 38,500 (228) 38,272 18,206 56,478 (11,358) $ 45,120	$ 46,401 - 46,401 16,863 63,264 (9,024) $ 54,240	$ 80,679 (1,947) 78,732 29,939 108,671 (18,717) $ 89,954	$ 85,209 - 85,209 27,343 112,552 (17,812) $ 94,740

Depreciation & Amortization Expense: Office furniture Hearth products General corporate	$ 12,972 4,164 894 $ 18,030	$ 10,960 3,731 1,812 $ 16,503	$ 24,127 8,697 2,034 $ 34,858	$ 21,928 8,053 3,404 $ 33,385

Capital Expenditures (including capitalized software): Office furniture Hearth products General corporate	$ 12,388 2,674 3,863 $ 18,925	$ 5,344 2,037 667 $ 8,048	$ 21,859 5,444 5,870 $ 33,173	$ 11,942 4,599 954 $ 17,495

			As of Jul. 1, 2006	As of Jul. 2, 2005
Identifiable Assets: Office furniture Hearth products General corporate			$ 737,297 387,641 104,012 $1,228,950	$ 610,399 359,236 103,514 $1,073,149

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

Net sales for the second quarter of 2006 increased 13.0 percent.  The Corporation continued to experience solid growth in both the office furniture and hearth segments driven by solid organic growth and from acquisitions completed in the second half of 2005 and early 2006.  Gross margins for the quarter decreased from prior year levels due to broad based increases in material costs.  Selling and administrative expenses increased driven by significantly higher transportation costs, the effect of acquisitions and investments in market initiatives.  As a result of the higher material and transportation costs and interest expense, net income decreased 18.1 percent for the quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  As of January 1, 2006, the Corporation adopted FAS123(R) "Share-Based Payment" which requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost of the requisite service period.  During the first six months of 2006, there were no material changes in the accounting policies and assumptions previously disclosed except for the adoption of FAS123(R).

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	Jul. 1, 2006	Jul. 2, 2005	Percent Change	Jul. 1, 2006	Jul. 2, 2005	Percent Change
Net sales	$671,271	$594,168	13.0%	$1,319,948	$1,156,429	14.1%
Cost of sales	436,758	379,880	15.0	855,825	746,296	14.7
Gross profit	234,513	214,288	9.4	464,123	410,133	13.2
Selling & administrative expenses	185,774	160,146	16.0	367,784	315,546	16.6
Restructuring & impairment charges	228	-	-	1,947	-	-
Operating income	48,511	54,142	-10.4	94,392	94,587	- 0.2
Interest income (expense) net	(3,425)	98	NM	(4,533)	153	NM
Earnings before income taxes and minority interest	45,086	54,240	-16.9	89,859	94,740	- 5.2
Income taxes	16,457	19,255	-14.5	32,799	33,633	- 2.5
Minority interest in earnings of a subsidiary	(23)	-	-	(62)	-	-
Net income	$ 28,652	$ 34,985	-18.1%	$ 57,122	$ 61,107	- 6.5%

Results of Operations

The Corporation experienced solid sales growth in the quarter, up 13.0 percent or $77.1 million compared to the same quarter last year.  Acquisitions completed during the first quarter, along with acquisitions completed during 2005 accounted for $35 million of the increase in sales.

Gross margins for the second quarter decreased to 34.9 percent compared to 36.1 percent for the same quarter last year.  The decrease was primarily due to broad based increases in material costs.

Total selling and administrative expenses for the quarter increased by $25.9 million to 27.7 percent of sales compared to 27.0 percent in second quarter 2005.  Included in second quarter 2006 were increased freight and distribution costs of $10 million due to volume, rate increases, and fuel surcharges; additional selling and administrative costs of $12 million associated with new acquisitions, $0.2 million of restructuring charges from two office furniture facilities that began in the third quarter of 2005; $0.8 million of stock-based compensation expense due to the adoption of SFAS 123(R); and investments in selling and marketing initiatives.

Net income decreased 18.1 percent and net income per diluted share decreased 11.1 percent compared to the same quarter in 2005.  Interest expense increased $3.3 million during the quarter on moderate debt levels, consistent with the Corporation's strategy of maintaining a more efficient capital structure.  Net income per share was positively impacted $0.04 per share as a result of the Corporation's share repurchase program.

The Corporation increased its annualized effective tax rate at the beginning of the year to 36.5 percent compared to 35.5 percent in 2005 due primarily to increased state taxes and the expiration of the research investment tax credit.

For the first six months of 2006, consolidated net sales increased 14.1 percent to $1.3 billion compared to $1.2 billion in 2005.  Acquisitions accounted for approximately $56 million or 4.9 percentage points of the increase.  Gross margins year-to-date decreased to 35.2 percent compared to 35.5 percent last year due to increased material costs.  Net income was $57.1 million compared to $61.1 million in 2005, a decrease of 6.5 percent.  Net income per share remained constant at $1.10 per diluted share due to a $0.07 per share positive impact from the Corporation's share repurchase program.

Office Furniture

Second quarter sales for the office furniture segment increased 13.0 percent or $59.1 million to $514.3 million from $455.2 million for the same quarter last year.  Sales from the Corporation's acquisitions since second quarter 2005 accounted for $30 million of the increase.  Operating profit prior to unallocated corporate expenses as a percent of sales decreased to 7.4 percent versus 10.2 percent in the same quarter last year.  Operating profit was negatively impacted by higher material, transportation and other input costs, and $0.2 million of costs related to facility shutdowns.  Transition costs related to the acquisition of Lamex and Allsteel distribution acquisitions negatively impacted profitability during the quarter as anticipated.

Net sales for the first six months of 2006 increased 13.8 percent to $1.0 billion compared to $0.9 billion in 2005.  Operating profit as a percentage of sales decreased to 7.8 percent compared to 9.7 percent in the prior year.

Hearth Products

Second quarter net sales for the hearth products segment increased 13.0 percent or $18.0 million to $157.0 million from $138.9 million for the same quarter last year.  The Corporation's acquisitions completed since the second quarter of 2005 accounted for $5 million of the increase.  Operating profit prior to unallocated corporate expenses increased to $18.2 million from $16.9 million in the same quarter last year.  Operating profit as a percent of net sales decreased to 11.6 percent compared to 12.1 percent in 2005 due to increased freight and distribution costs, a higher mix of lower margin remodel/retrofit business, and continued investment in brand building initiatives.

Net sales for the first six months of 2006 increased 15.1 percent to $314.9 million compared to $273.6 million in 2005.  Operating profit as a percentage of sales decreased to 9.5 percent compared to 10.0 percent in the prior year.

Liquidity and Capital Resources

As of July 1, 2006, cash and short-term investments decreased to $35.8 million compared to $84.7 million at year-end 2005.  Cash flow from operations for the first six months was $30.9 million compared to $56.3 million in 2005.  The decline in operating cash flow was primarily due to the amount of marketing program and incentive compensation payouts driven by strong 2005 results as well as the timing of marketing program payments due to customer agreements.  Trade receivables increased from year-end due to seasonality, increased volume and acquisitions completed during the year.  Inventory increased from year-end due to seasonality, increased volume, acquisitions completed during the year, and additional imported inventory with longer lead times.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and as of July 1, 2006 maintained additional borrowing capacity of $144 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Net capital expenditures, including capitalized software, for the first six months of 2006 were $33.2 million compared to $17.5 million in 2005 and were primarily for tooling and equipment for new products and efficiency initiatives.  For the full year 2006, capital expenditures are expected to be approximately 30 to 40 percent higher than 2005 due to increased focus on new products and process improvement, and increased investment in distribution.

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings, for a total of $64.1 million in cash.  The Corporation accrued for an additional payment due to the seller of over $10 million in the quarter with the actual cash payment occurring after quarter end.  During the first six months of 2006, net borrowings under the Corporation's revolving credit facility increased $142.5 million to fund acquisitions, share repurchases, and seasonal cash requirements.  In early April, the Corporation refinanced $150 million of the revolver borrowings with 5.54 percent ten-year Senior Notes due in 2016 issued through the private placement debt market.  As of July 1, 2006, $132.5 million of the revolver was outstanding with $80 million classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

The Board of Directors declared a regular quarterly cash dividend of $0.18 per share on its common stock on May 2, 2006, to shareholders of record at the close of business on May 12, 2006.  It was paid on June 1, 2006.  This was the 205th consecutive quarterly dividend paid by the Corporation.

For the six months ended July 1, 2006, the Corporation repurchased 2,058,176 shares of its common stock at a cost of approximately $107.9 million, or an average price of $52.40.  As of July 1, 2006, $35.6 million of the Board of Director's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  During the first six months of fiscal 2006, with the exception of Senior Notes issued through the private placement debt market (as described in Note I), and a new transportation service contract (as described in Note L), there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Global Insight, the Business and Institutional Furniture Manufacturer's Association's forecasting consultant, estimates U.S. office furniture shipments to increase 11 percent in 2006 compared to 13 percent in 2005.  The housing market, a key indicator for the hearth industry, has slowed significantly.

Management believes that its core businesses are well positioned in their markets, are competing well and the Corporation's strategic growth initiatives are on track for solid performance.  However, profitability will be challenged due to increased input costs.  The Corporation has taken steps to adjust to a higher cost environment, implementing price increases where able, tightening up spending and continuing to aggressively go after reductions in material and other input costs.

The Corporation continues to focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of July 1, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

On March 1, 2006, the Corporation completed the acquisition of Lamex as discussed in Note G to the Corporation's condensed consolidated financial statements.  As of December 30, 2006, the Corporation's management will exclude Lamex from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year.  The Corporation is in the process of assessing Lamex's internal control over financial reporting and will be implementing changes to better align its reporting and controls with those of the Corporation.  Lamex's results of operations and financial position for the fiscal quarter ended July 1, 2006, were insignificant to the Corporation's consolidated financial statements.  There have not been any changes in the Corporation's internal control over financial reporting, due to the Lamex acquisition or otherwise, during the fiscal quarter ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of July 1, 2006, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

There are no new legal proceedings or material developments to report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended July 1, 2006.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
4/2/06 - 4/29/06	202,117	$54.89	202,117	$115,758,685
4/30/06 - 5/27/06	997,364	$52.28	997,364	$ 63,617,803
5/28/06- 7/1/06	567,820	$49.29	567,820	$ 35,629,064
Total	1,767,301	$51.62	1,767,301	$35,629,064

(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors as follows:

         -   Plan announced November 11, 2005, providing share repurchase authorization of $200,000,000 with no specified expiration date.

         -   No repurchase plans expired or were terminated during the second quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 2, 2006, for purposes of electing five Directors to the Board of Directors, and to ratify the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended December 30, 2006.  As of March 3, 2006, the record date for the meeting, there were 51,941,426 shares of common stock issued and outstanding and entitled to vote at the meeting.  The first proposal voted upon was the election of one Director for a term of one year and four Directors for a term of three years and until their successors are elected and shall qualify.  The five persons nominated by the Corporation's Board of Directors received the following votes and were elected:

	For	Withheld/ Abstained	Against
One-Year Term: James R. Jenkins Three-Year Term: Stan A. Askren Gary M. Christensen Joseph Scalzo Ronald V. Waters, III	46,663,801 or 89.83% 46,158,373 or 88.87% 46,650,826 or 89.81% 46,582,896 or 89.68% 46,603,330 or 89.72%	356,070 or 0.69% 861,497 or 1.66% 369,045 or 0.71% 436,975 or 0.84% 416,541 or 0.80%	-0- or 0% -0- or 0% -0- or 0% -0- or 0% -0- or 0%

Other Directors whose term of office as a Director continued after the meeting are:  Miguel M. Calado, Cheryl A. Francis, John A. Halbrook, Dennis J. Martin, Larry B. Porcellato, Abbie J. Smith, and Brian E. Stern.

The second proposal voted upon was the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended December 30, 2006.  The proposal was approved with 46,645,955 votes, or 89.80% voting for; 69,247 votes, or 0.13% voting against; and 304,668 votes, or 0.59% abstaining.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 3, 2006	HNI Corporation By: /s/ Jerald K. Dittmer Jerald K. Dittmer Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Directors Deferred Compensation Plan of the Registrant dated August 9, 1999
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 3, 2006	/s/ Stan A. Askren
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

Date: August 3, 2006	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

EXHIBIT (32.1) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended July 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report.

/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer Date: August 3, 2006
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: August 3, 2006

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.