Form 10-Q
period 2006-09-30
HNI CORP
filed 2006-11-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant’'s telephone number, including area code: 563/272-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X             NO   ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer       X         Accelerated filer   ____      Non-accelerated filer   ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 30, 2006 48,617,261

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 30, 2006, and December 31, 2005	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2006, and October 1, 2005	5

Condensed Consolidated Statements of Income Nine Months Ended September 30, 2006, and October 1, 2005	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006, and October 1, 2005	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information - None	-

Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 30, 2006 (Unaudited)	Dec. 31, 2005
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents Short-term investments Receivables Inventories (Note C) Deferred income taxes Prepaid expenses and other current assets	$34,151 8,716 324,472 123,900 16,745 17,168	$75,707 9,035 278,515 91,110 15,831 16,400
Total Current Assets	525,152	486,598

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements Buildings Machinery and equipment Construction in progress	27,536 262,218 544,467 20,425	26,361 240,174 523,240 23,976
Less accumulated depreciation	854,646 540,820	813,751 519,091

Net Property, Plant, and Equipment	313,826	294,660

GOODWILL	253,892	242,244

OTHER ASSETS	164,742	116,769

Total Assets	$1,257,612	$1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 30, 2006 (Unaudited)	Dec. 31, 2005
LIABILITIES AND SHAREHOLDERS'' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses Income taxes Note payable and current maturities of long-term debt Current maturities of other long-term obligations	$303,207 6,642 51,660 3,505	$307,952 1,270 40,350 8,602
Total Current Liabilities	365,014	358,174

LONG-TERM DEBT	299,740	103,050

CAPITAL LEASE OBLIGATIONS	728	819

OTHER LONG-TERM LIABILITIES	52,135	48,671

DEFERRED INCOME TAXES	31,545	35,473

MINORITY INTEREST IN SUBSIDIARY	538	140

SHAREHOLDERS'' EQUITY
Capital Stock: Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding - 2006 - 48,617,261 shares; 2005 - 51,848,591 shares	48,617	51,849

Paid-in capital Retained earnings Accumulated other comprehensive income	2,323 456,901 71	941 540,822 332

Total Shareholders' Equity	507,912	593,944

Total Liabilities and Shareholders' Equity	$1,257,612	$1,140,271

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Sep. 30, 2006	Oct. 1, 2005
	(In thousands, except share and per share data)

Net sales	$687,732	$632,280
Cost of sales	450,309	396,042
Gross profit	237,423	236,238
Selling and administrative expenses	177,059	171,802
Restructuring and impairment charges	(27)	1,071
Operating income	60,391	63,365
Interest income	339	195
Interest expense	4,450	693
Earnings before income taxes and minority interest	56,280	62,867
Income taxes	20,542	22,317
Earnings before minority interest	35,738	40,550
Minority interest in earnings of subsidiary	(24)	(11)
Net income	$35,762	$40,561
Net income per common share - basic	$0.73	$0.74
Average number of common shares outstanding - basic	49,323,698	55,011,758
Net income per common share - diluted	$0.72	$0.73
Average number of common shares outstanding - diluted	49,591,889	55,447,480
Cash dividends per common share	$0.18	$0.155
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005
	(In thousands, except share and per share data)

Net sales	$2,007,680	$1,788,709
Cost of sales	1,306,134	1,142,338
Gross profit	701,546	646,371
Selling and administrative expenses	544,843	487,348
Restructuring and impairment charges	1,920	1,071
Operating income	154,783	157,952
Interest income	810	1,175
Interest expense	9,454	1,520
Earnings before income taxes and minority interest	146,139	157,607
Income taxes	53,341	55,950
Earnings before minority interest	92,798	101,657
Minority interest in earnings of subsidiary	(86)	(11)
Net income	$92,884	$101,668
Net income per common share - basic	$1.83	$1.84
Average number of common shares outstanding - basic	50,722,997	55,106,182
Net income per common share - diluted	$1.82	$1.83
Average number of common shares outstanding - diluted	51,051,237	55,484,189
Cash dividends per common share	$0.54	$0.465

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$92,884	$101,668
Noncash items included in net income:
Depreciation and amortization	52,044	49,565
Other postretirement and post employment benefits	1,582	1,502
Excess tax benefits from stock compensation	(742)	-
Deferred income taxes	(4,725)	(10,485)
(Gain)/Loss on sale, retirement and impairment of property, plant and equipment	(2,878)	924
Stock issued to retirement plan	7,948	6,199
Other - net	4,660	1,213
Net increase (decrease) in non-cash operating assets and liabilities	(76,530)	(49,610)
Increase (decrease) in other liabilities	(3,094)	1,618
Net cash flows from (to) operating activities	71,149	102,594

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(47,443)	(25,968)
Proceeds from sale of property, plant and equip.	5,266	286
Capitalized software	(903)	(2,264)
Acquisition spending, net of cash acquired	(78,292)	(25,678)
Short-term investments - net	926	2,400
Purchase of long-term investments	(9,600)	(31,495)
Sales or maturities of long-term investments	6,100	30,205
Other - net	-	(68)
Net cash flows from (to) investing activities	(123,946)	(52,582)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	4,291	13,900
Purchase of HNI Corporation common stock	(170,309)	(54,800)
Excess tax benefits from stock compensation	742	-
Proceeds from long-term debt	497,531	59,000
Payments of note and long-term debt and other financing	(293,605)	(35,601)
Dividends paid	(27,409)	(25,661)
Net cash flows from (to) financing activities	11,241	(43,162)

Net increase (decrease) in cash and cash equivalents	(41,556)	6,850
Cash and cash equivalents at beginning of period	75,707	29,676
Cash and cash equivalents at end of period	$34,151	$36,526
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2005 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended December 31, 2005.

Note B. Stock-Based Compensation

Under the Corporation's 1995 Stock-Based Compensation Plan (the "Plan"), as amended and restated effective November 10, 2000, the Corporation may award options to purchase shares of the Corporation's common stock and grant other stock awards to executives, managers, and key personnel.  As of September 30, 2006 there are approximately 2.5 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation's common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation also has a shareholder approved Members' Stock Purchase Plan (the "MSP Plan").  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During the nine months ended September 30, 2006, 86,503 shares of the Corporation's common stock were issued under the MSP Plan at an average price of $40.45.

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

As a result of adopting the new standard, earnings before income taxes for the three months ended September 30, 2006 decreased by $0.8 million, and net earnings decreased by $0.5 million, or $.01 per basic share and $.01 per diluted share.  These results reflect stock compensation expense of $0.8 million and tax benefits of $0.3 million for the period.  Earnings before income taxes for the nine months ended September 30, 2006 decreased by $2.4 million, and net earnings decreased by $1.5 million, or $.03 per basic share and $.03 per diluted share. These results reflect stock compensation expense of $2.4 million and tax benefits of $0.9 million for the period.

Adoption of the new standard also affected the presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements.  For the nine months ended September 30, 2006, cash flow from operating activities was reduced by $0.7 million and cash flow from financing activities was increased by $0.7 million as a result of the new standard.

Concurrent with the adoption of the new statement, the Corporation began to use the non-substantive vesting period approach for attributing stock compensation to individual periods.  The nominal vesting period approach was used in determining the stock compensation expense for the Corporation's pro forma net earnings disclosure for the three and nine months ended October 1, 2005, as presented in the table below.  The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions.  Under both approaches, the Corporation elected to recognize stock compensation on a straight-line basis.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

	Three Months Ended	Nine Months Ended
(in thousands)	Oct. 1, 2005	Oct. 1, 2005
Net income, as reported	$40,561	$101,668
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(464)	(1,354)
Pro forma net income	$40,097	$100,314
Earnings per share:
Basic - as reported	$0.74	$1.84
Basic - pro forma	$0.73	$1.82
Diluted - as reported	$0.73	$1.83
Diluted - pro forma	$0.72	$1.81

The stock compensation expense for the nine months ended September 30, 2006 and the stock compensation expense used in the preceding disclosure of pro forma net earnings for the nine months ended October 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Nine Months Ended	Year Ended
	Sep. 30, 2006	Dec. 31, 2005
Expected term	7 years	7 years
Expected volatility:
Range used	29.75% - 31.23%	31.77% - 33.49%
Weighted-average	31.21%	33.46%
Expected dividend yield:
Range used	1.24% - 1.43%	1.17% - 1.45%
Weighted-average	1.24%	1.45%
Risk-free interest rate:
Range used	4.62% - 5.08%	4.21% - 4.57%

Expected volatilities are based on historical volatility due to the fact that the Corporation did not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends. The Corporation elected to use the simplified method as allowed by Staff Accounting Bulletin No. 107 "Share Based Payment" ("SAB No. 107") to determine the expected term since the awards qualified as "plain vanilla" options as defined in SAB No. 107.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

Changes in outstanding stock options for the nine months ended September 30, 2006 were as follows:

	Number	Weighted-Average Exercise Price
Balance at December 31, 2005	1,128,650	$31.84
Options granted	135,946	58.06
Options exercised	(47,000)	23.40
Options forfeited	(22,480)	39.91
Balance at September 30, 2006	1,195,116	$35.67

A summary of the Corporation's nonvested shares as of September 30, 2006 and changes during the nine-month period are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	695,400	$14.07
Granted	135,946	21.39
Vested	(142,900)	11.91
Forfeited	(22,480)	15.90
Nonvested at September 30, 2006	665,966	$15.97

At September 30, 2006, there was $4.8 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.4 years.  Information about stock options that are vested or expected to vest and that are exercisable at September 30, 2006, follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,159,796	$34.68	5.5	$8,003
Exercisable	529,150	$28.24	2.9	$7,059

The weighted-average grant-date fair value of options granted was $21.39 for the nine months ended September 30, 2006.  Other information for the three and nine-month periods follows:

	Three months ended		Nine months ended
(In thousands)	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005
Total fair value of shares vested	$-	$-	$1,702	$875
Total intrinsic value of options exercised	145	776	1,446	8,447
Cash received from exercise of stock options	207	801	1,100	8,334
Tax benefit realized from exercise of stock options	53	276	528	2,999

Note C. Inventories

The Corporation values its inventory at the lower of cost or market with approximately 87% valued by the last-in, first-out (LIFO) method.

(In thousands)	Sep. 30, 2006 (Unaudited)	Dec. 31, 2005
Finished products	$78,220	$61,027
Materials and work in process	63,490	46,398
LIFO allowance	(17,810)	(16,315)
	$123,900	$91,110

Note D. Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the first nine months of 2006 consisted of additional minimum pension liability and foreign currency adjustments.

For the nine months ended September 30, 2006, the Corporation repurchased 3,574,803 shares of its common stock at a cost of approximately $170.3 million.  As of September 30, 2006, $173.2 million of the Board of Director's current repurchase authorization remained unspent.

Note E. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005
Numerators: Numerator for both basic and diluted EPS net income (in thousands)	$35,762	$40,561	$92,884	$101,668
Denominators: Denominator for basic EPS weighted-average common shares outstanding	49,323,698	55,011,758	50,722,997	55,106,182
Potentially dilutive shares from stock option plans	268,191	435,722	328,240	378,007
Denominator for diluted EPS	49,591,889	55,447,480	51,051,237	55,484,189
Earnings per share - basic	$0.73	$0.74	$1.83	$1.84
Earnings per share - diluted	$0.72	$0.73	$1.82	$1.83

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at September 30, 2006 because their inclusion would have been anti-dilutive. There were no stock options outstanding, which met this criterion for the three and nine months ended October 1, 2005.  The number of stock options outstanding, which met this criterion for the three and nine months ended September 30, 2006, was 300,466 and 290,366, respectively.

Note F. Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's business simplification and cost reduction strategies, the Corporation began the shutdown of two office furniture manufacturing facilities in the third quarter of 2005.  The shutdowns are now complete.  The following is a summary of changes in restructuring accruals during the third quarter of 2006:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of July 1, 2006	$-	$93	$93
Restructuring charges	-	(27)	(27)
Cash payments	-	(66)	(66)
Balance as of September 30, 2006	$-	$-	$-

Note G. Business Combinations

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings during the first quarter ending April 1, 2006. The combined purchase price for these acquisitions less cash acquired totaled approximately $77.9 million.  The Corporation did increase its borrowings under its revolving credit facility to fund the acquisitions.  The Corporation is in the process of finalizing the allocation of the purchase price, primarily with respect to deferred taxes and pension plans.  There are approximately $51.7 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization.  The remaining $37.7 million have estimated useful lives ranging from two to fifteen years. There is approximately $10.2 million of goodwill associated with these acquisitions, of which $7.4 million was assigned to the furniture segment and $2.8 million was assigned to the hearth segment.  Approximately $7.2 million of the goodwill is not deductible for income tax purposes.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 30, 2006 and December 31, 2005, which are reflected in the "Other Assets" line item in the Corporation's condensed consolidated balance sheets:

(In thousands)	Sep. 30, 2006	Dec. 31, 2005
Patents	$18,780	$18,480
Customer relationships and other	106,171	67,211
Less: accumulated amortization	(37,182)	(28,758)
	$87,769	$56,933

Aggregate amortization expense for the three and nine months ended September 30, 2006 and October 1, 2005 was $2.9 million and $8.1 million, and $1.8 million and $5.4 million, respectively.  Amortization expense is estimated to range between $5.9 to $9.2 million per year over the next five years.

The Corporation also owns trademarks and trade names with a net carrying amount of $44.2 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2005	$77,659	$164,585	$242,244
Goodwill increase during period	8,858	2,790	11,648
Balance as of September 30, 2006	$86,517	$167,375	$253,892

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter, or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized.  The increase in goodwill relates to the acquisitions completed during the first quarter and final purchase price adjustments related to prior acquisitions.  See Note G for further information.

Note I. Long-Term Debt

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under its revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due biannually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.  The Corporation maintained the revolving credit facility with a maximum borrowing of $300 million.  Amounts borrowed under the revolving credit facility may be borrowed, repaid and reborrowed from time to time until January 28, 2011.  As of September 30, 2006, $184 million of the revolving credit facility was outstanding with $37 million classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

Certain of the Corporation's borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Nine Months Ended
(In thousands)	Sep. 30, 2006	Oct. 1, 2005
Balance at beginning of period Accrual assumed from acquisition Accruals for warranties issued during the period Accrual related to pre-existing warranties Settlements made during the period	$10,157 125 8,642 366 (9,242)	$10,794 - 6,948 1,405 (9,003)
Balance at end of period	$10,048	$10,144

Note K. Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Nine Months Ended
(In thousands)	Sep. 30, 2006	Oct. 1, 2005
Service cost	$245	$228
Interest cost	789	792
Expected return on plan assets	(131)	(153)
Amortization of transition obligation	436	435
Amortization of prior service cost	173	173
Amortization of (gain)/loss	70	27
Net periodic benefit cost	$1,582	$1,502

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

Note L. Commitments and Contingencies

During the second quarter ended June 28, 2003, the Corporation entered into a one-year financial agreement for the benefit of one of its distributor chain partners, which was subsequently extended through August 31, 2005.  During the third quarter of 2005, the Corporation paid $1.2 million associated with this guarantee.  As of September 30, 2006, the Corporation has recovered substantially all of this amount through liquidation of secured collateral and settlements.

The Corporation utilizes letters of credit in the amount of $25 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Note M. New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) which replaces original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005.  Under the original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.  The Corporation adopted SFAS No. 123(R) in the first quarter of fiscal 2006, beginning January 1, 2006.  See Note B, Stock Based Compensation for the impact of the adoption of SFAS No. 123(R) on net income and net income per share.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation is currently reviewing the impact, if any, that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Corporation is currently reviewing the impact, if any, that SFAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158")."  This statement requires an employer that is a business entity to recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity.  SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement.  This statement is effective for fiscal years ending after December 15, 2006.  The Corporation will be required to apply the new standard for its 2006 year-end financial statements and recognize on the 2006 balance sheet the funded status of pension and other postretirement benefit plans.  The Corporation estimates that adoption of this statement will increase the Corporation's recorded liabilities by approximately $8 million with no impact to the income statement.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense. The increase in unallocated corporate expenses compared to prior year is due to increased interest expense and stock-based compensation expense.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and nine month periods ended September 30, 2006, and October 1, 2005, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005
Net Sales:
Office Furniture	$539,460	$477,295	$1,544,484	$1,360,088
Hearth Products	148,272	154,985	463,196	428,621
	$687,732	$632,280	$2,007,680	$1,788,709

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$50,169	$49,977	$130,848	$135,186
Restructuring and impairment charges	27	(1,071)	(1,920)	(1,071)
Office Furniture - net	50,196	48,906	128,928	134,115
Hearth products	18,524	22,371	48,463	49,714
Total operating profit	68,720	71,277	177,391	183,829
Unallocated corporate expense	(12,402)	(8,393)	(31,119)	(26,205)
Income before income taxes	$56,318	$62,884	$146,272	$157,624

Depreciation & Amortization Expense:
Office furniture	$12,149	$10,814	$36,276	$32,742
Hearth products	3,992	3,799	12,689	11,852
General corporate	1,045	1,567	3,079	4,971
	$17,186	$16,180	$52,044	$49,565

Capital Expenditures (including capitalized software):
Office furniture	$11,478	$6,539	$33,337	$18,481
Hearth products	3,047	2,101	8,491	6,700
General corporate	648	2,097	6,518	3,051
	$15,173	$10,737	$48,346	$28,232

			As of Sept. 30, 2006	As of Oct. 1, 2005
Identifiable Assets:
Office furniture			$746,007	$631,672
Hearth products			396,733	370,620
General corporate			114,872	112,305
			$1,257,612	$1,114,597
(1) Includes minority interest.

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

Net sales for the third quarter of 2006 increased 8.8 percent over third quarter 2005.  The Corporation continued to experience solid growth in its office furniture business including acquisitions offset by a decline in its hearth business.  Gross margins for the quarter decreased from prior year levels due to broad based increases in material costs.  Selling and administrative expenses increased driven by higher transportation costs and the effect of acquisitions offset by a gain on the sale of a vacated facility and cost reduction initiatives.  As a result of the higher material and transportation costs and interest expense, net income decreased 11.8 percent for the quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  As of January 1, 2006, the Corporation adopted FAS123(R) "Share-Based Payment" which requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost of the requisite service period.  During the first nine months of 2006, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation's adoption of FAS123(R).

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	Sep. 30, 2006	Oct.1, 2005	Percent Change	Sep. 30, 2006	Oct. 1, 2005	Percent Change
Net sales	$687,732	$632,280	8.8	$2,007,680	$1,788,709	12.2
Cost of sales	450,309	396,042	13.7	1,306,134	1,142,338	14.3
Gross profit	237,423	236,238	0.5	701,546	646,371	8.5
Selling & administrative expenses	177,059	171,802	3.1	544,843	487,348	11.8
Restructuring & impairment charges	(27)	1,071	NM	1,920	1,071	79.3
Operating income	60,391	63,365	(4.7)	154.783	157,952	(2.0)
Interest income(expense) net	(4,111)	(498)	(725.5)	(8,644)	(345)	NM
Earnings before income taxes and minority interest	56,280	62,867	(10.5)	146,139	157,607	(7.3)
Income taxes	20,542	22,317	(8.0)	53,341	55,950	(4.7)
Minority interest in earnings of a subsidiary	(24)	(11)	NM	(86)	(11)	NM
Net income	$35,762	$40,561	(11.8)	$92,884	$101,668	(8.6)

Results of Operations

The Corporation experienced solid sales growth in the quarter, up 8.8 percent or $55.5 million compared to the same quarter last year.  Acquisitions completed during the first quarter, along with acquisitions completed during the fourth quarter of 2005, accounted for $33 million, or 5.2 percentage points, of the increase in sales.

Gross margins for the third quarter decreased to 34.5 percent compared to 37.4 percent for the same quarter last year.  The decrease was primarily due to broad based increases in material costs.

Total selling and administrative expenses for the quarter increased by $4.2 million compared to the same quarter last year.  However, total selling and administrative expenses decreased as a percent of sales to 25.7 percent compared to 27.3 percent in third quarter 2005.  Included in third quarter 2006 were increased freight and distribution costs of $9 million due to volume, rate increases, and fuel surcharges; additional selling and administrative costs of $11 million associated with new acquisitions; and $0.8 million of stock-based compensation expense due to the adoption of SFAS 123(R).  These increases were offset by a $3.4 million gain on the sale of a facility vacated due to the consolidation of production, which began in third quarter 2005.  The Corporation continued to implement cost reduction initiatives to adjust to a higher material cost environment and a declining housing market.  Third quarter 2005 included $1.1 million of restructuring costs.

Net income decreased 11.8 percent and net income per diluted share decreased 1.4 percent compared to the same quarter in 2005.  Interest expense increased $3.8 million during the quarter on moderate debt levels, consistent with the Corporation's capital structure strategy.  Net income per share was positively impacted $0.08 per share as a result of the Corporation's share repurchase program.

The Corporation increased its annualized effective tax rate at the beginning of the year to 36.5 percent compared to 35.5 percent in 2005 due primarily to increased state taxes and the expiration of the research investment tax credit.

For the first nine months of 2006 consolidated net sales increased $219.0 million, or 12.2 percent, to $2.0 billion compared to $1.8 billion in 2005. Acquisitions accounted for approximately $89 million or 5.0 percentage points of the increase. Gross margins year-to-date decreased to 34.9 percent compared to 36.1 percent last year due to increased material costs.  Net income was $92.9 million compared to $101.7 million in 2005, a decrease of 8.6 percent.  Net income per share was $1.82 per diluted share compared to $1.83 per diluted share in 2005.  Net income per share was positively impacted $0.15 per share due to the Corporation's share repurchase program that reduced average shares outstanding by 4.4 million shares, or 8.0 percent, compared to 2005.

Office Furniture

Third quarter sales for the office furniture segment increased 13.0 percent or $62.2 million to $539.5 million from $477.3 million for the same quarter last year.  Sales from the Corporation's acquisitions since third quarter 2005 accounted for $27 million, or 5.7 percentage points, of the increase.  Operating profit prior to unallocated corporate expenses as a percent of sales decreased to 9.3 percent versus 10.2 percent in the same quarter last year.  Operating profit was negatively impacted by higher material, transportation and other input costs.  In addition, acquisitions negatively impacted profitability during the quarter as anticipated.  Operating profit was positively impacted by a $3.4 million gain on the sale of a vacated plant facility.

Net sales for the first nine months of 2006 increased $184.4 million, or 13.6 percent, to $1.5 billion compared to $1.4 billion in 2005.  Acquisitions accounted for $74 million, or 5.4 percentage points, of the increase in sales.  Operating profit as a percentage of sales decreased to 8.3 percent compared to 9.9 percent in the prior year.

Hearth Products

Third quarter net sales for the hearth products segment decreased 4.3 percent or $6.7 million to $148.3 million from $155.0 million for the same quarter last year.  The Corporation's acquisitions completed since the third quarter of 2005 contributed approximately $6 million of new sales.  The Corporation experienced a rapid and pronounced decline in the new construction related business in conjunction with a dramatic decline in housing starts.  The decline was partially offset by continued strong demand in its remodel/retrofit business. Operating profit prior to unallocated corporate expenses decreased to $18.5 million from $22.4 million in the same quarter last year.  Operating profit as a percent of net sales decreased to 12.5 percent compared to 14.4 percent in 2005 due to lower volume, increased freight and distribution costs, and a higher mix of lower margin remodel/retrofit business.

Net sales for the first nine months of 2006 increased 8.1 percent to $463.2 million compared to $428.6 million in 2005.  Acquisitions accounted for $15 million, or 3.6 percentage points, of the increase. Operating profit as a percentage of sales decreased to 10.5 percent compared to 11.6 percent in the prior year.

Liquidity and Capital Resources

As of September 30, 2006, cash and short-term investments were $42.9 million compared to $84.7 million at year-end 2005.  Cash flow from operations for the first nine months was $71.1 million compared to $102.6 million in 2005.  The decline in operating cash flow was primarily due to lower profits, increased inventory levels to achieve best total cost and seasonal build in the hearth stove business, and lower accruals for incentive costs and compensation.  Trade receivables increased from year-end due to seasonality particularly in the hearth segment, increased volume and acquisitions completed during the year. Inventory increased from year-end due to seasonality particularly in the hearth segment, increased volume, acquisitions completed during the year, and additional imported inventory with longer lead times.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and as of September 30, 2006 maintained additional borrowing capacity of $91 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Capital expenditures, including capitalized software, for the first nine months of 2006 were $48.3 million compared to $28.2 million in 2005 and were primarily for tooling and equipment for new products and efficiency initiatives.  For the full year 2006, capital expenditures are expected to be approximately 35 to 45 percent higher than 2005 due to new product introductions, process improvement, and increased investment in distribution.

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company and a small manufacturer of fireplace facings, for a total of $78.3 million in cash.  During the first nine months of 2006, net borrowings under the Corporation's revolving credit facility increased $194 million to fund acquisitions, share repurchases, and seasonal cash requirements.  In early April, the Corporation refinanced $150 million of borrowings outstanding under its revolving credit facility, with 5.54 percent ten-year Senior Notes due in 2016 issued through the private placement debt market.  As of September 30, 2006, $184 million of the revolving credit facility was outstanding with $37 million classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

The Board of Directors declared a regular quarterly cash dividend of $0.18 per share on its common stock on August 8, 2006, to shareholders of record at the close of business on August 18, 2006.  It was paid on September 1, 2006.  This was the 206th consecutive quarterly dividend paid by the Corporation.

For the nine months ended September 30, 2006, the Corporation repurchased 3,574,803 shares of its common stock at a cost of approximately $170.3 million, or an average price of $47.64. The Board of Directors authorized an additional $200 million on August 8, 2006 for repurchases of the Corporation's common stock.  As of September 30, 2006, $173.2 million of the Board of Directors' current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.  During the first nine months of fiscal 2006, with the exception of Senior Notes issued through the private placement debt market (as described in Note I), and a new transportation service contract (as described in Note L), there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Global Insight, the Business and Institutional Furniture Manufacturer's Association's forecasting consultant, estimates U.S. office furniture shipments to increase 9 percent in 2006 compared to 13 percent in 2005.  The outlook for the office furniture business continues to remain positive as core fundamentals are solid.  Management believes that its office furniture businesses are well positioned in their markets, are competing well and the strategic growth initiatives are on track for solid performance.  The Corporation expects to close the material cost gap and experience positive profit momentum as it begins to realize the benefit of price increases.

Housing starts, a key indicator for the hearth industry, have declined dramatically and market conditions remain uncertain. The Corporation's new construction business in its hearth segment will remain under stress in the mid-term.  The Corporation maintains a market leadership position and is aggressively resizing its cost structure to adjust to lower demand levels.

The Corporation continues to focus on creating long-term shareholder value by growing its business through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect,"  "forecast," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

On March 1, 2006, the Corporation completed the acquisition of Lamex as discussed in Note G to the Corporation's condensed consolidated financial statements.  As of December 30, 2006, the Corporation's management will exclude Lamex from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year.  The Corporation is in the process of assessing Lamex's internal control over financial reporting and will be implementing changes to better align its reporting and controls with those of the Corporation.  Lamex's results of operations and financial position for the fiscal quarter ended September 30, 2006, were insignificant to the Corporation's consolidated financial statements.  There have not been any changes in the Corporation's internal control over financial reporting, due to the Lamex acquisition or otherwise, during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 30, 2006, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended September 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
7/2/06 - 7/29/06	240,000	$45.11	240,000	$ 24,801,590
7/30/06 - 8/26/06	796,627	$40.72	796,627	$192,360,337
8/27/06 - 9/30/06	480,000	$39.96	480,000	$173,178,131
Total	1,516,627	$41.18	1,516,627	$173,178,131
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors as follows:
▪     Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
▪     Plan announced November 11, 2005, providing share repurchase authorization of $200,000,000 with no specified expiration date.
▪     No repurchase plans expired or were terminated during the third quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI CORPORATION

Dated: November 2, 2006	By:	/s/ Jerald K. Dittmer
Jerald K. Dittmer
Vice President and Chief Financial Officer

EXHIBIT INDEX
10.1	1995 Stock-Based Compensation Plan, as amended August 8, 2006
10.2	1997 Equity Plan for Non-Employee Directors, as amended August 8, 2006
10.3	HNI Corporation Long-Term Performance Plan, as amended August 8, 2006
10.4	HNI Corporation Executive Bonus Plan, as amended August 8, 2006
10.5	Executive Deferred Compensation Plan, as amended August 8, 2006
10.6	Directors Deferred Compensation Plan, as amended August 8, 2006
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
c. evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
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

Date: November 2, 2006	By:	/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
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
c. evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
b.  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 2, 2006	By:	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer

EXHIBIT 32.1

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report on Form 10-Q of HNI Corporation (the "Corporation") for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stan A. Askren, as Chairman, President and Chief Executive Officer of the Corporation, and Jerald K. Dittmer, as Vice President and Chief Financial Officer of the Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods expressed in the Report.

/s/ Stan A. Askren
Name: Stan A. Askren Title: Chairman, President and Chief Executive Officer Date: November 2, 2006
/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer Title: Vice President and Chief Financial Officer Date: November 2, 2006

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.