Form 10-K
period 2006-12-30
HNI CORP
filed 2007-02-26
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14225

HNI Corporation
An Iowa Corporation	408 East Second Street	IRS Employer No. 42-0617510
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of July 1, 2006, was $1,641,673,764, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of February 13, 2007 was: 47,915,040.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement dated March 16, 2007, for the May 8, 2007, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 76.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

HNI Corporation (the “Corporation”) is an Iowa corporation incorporated in 1944. The Corporation is a provider of office furniture and hearth products. A broad office furniture product offering is sold to dealers, wholesalers, retail superstores, end-user customers, and federal, state, and local governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories. These products are sold through a national system of dealers, wholesalers, large regional contractors, as well as Corporation-owned distribution and retail outlets. In fiscal 2006, the Corporation had net sales of $2.7 billion, of which approximately $2.1 billion or 78% was attributable to office furniture products and $0.6 billion or 22% was attributable to hearth products. Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, Mexico, China, Hong Kong, and Taiwan. See Item 2. Properties for additional related discussion.

Seven operating units, marketing under various brand names, participate in the office furniture industry. These operating units include: The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli Inc., HNI Hong Kong Limited, and Omni Workspace Company. Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies Inc. participates in the hearth industry. The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2006, the Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture and established the HNI Hong Kong Limited operating unit. The Corporation also completed the acquisition of a small office furniture services company, a small office furniture dealer and a small manufacturer of fireplace facings during fiscal 2006. The combined purchase price of these acquisitions less cash acquired was $78.2 million.

HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada. With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since its inception, the Corporation has been committed to improvement in manufacturing and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”) which focuses on streamlining design, manufacturing, and administrative processes. The Corporation's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality, and workplace safety. In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

The Corporation distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers, and retailers. The Corporation is a supplier of office furniture to the largest nationwide distributors of office products, including Corporate Express Inc., A Buhrmann Company; Office Depot, Inc.; Office Max Incorporated; and Staples, Inc.

The Corporation's product development efforts are focused on developing and providing solutions that are relevant and differentiated, deliver quality, aesthetics, and style, and are focused on reducing manufacturing costs.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and efficient members (i.e., employees). Each of the Corporation's eligible members own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Corporation’s success throughout the entire workforce.

For further financial-related information with respect to acquisitions, restructuring, and the Corporation’s operations in general, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the following sections in the Notes to Consolidated Financial Statements: Nature of Operations, Business Combinations, and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $10.8 billion in 2006, an increase of 7% compared to 2005, which was a 13% increase from 2004 levels. The Corporation believes that the increase was due to improving economic conditions and price increases due to higher material costs.

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

The commercial segment of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection, and speed and reliability of delivery. Office products dealers, wholesalers, and retailers, such as office products superstores, are the primary distribution channels in this market segment. Office furniture and products dealers publish periodic catalogs that display office furniture and products from various manufacturers.

The Corporation also competes in the domestic hearth industry, where it is a market leader. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame. Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor. The Corporation sells approximately 70% of its products to the new construction/builder channel.

Growth Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities are strong. The components of this growth strategy are to introduce new products, build brand equity, continually reduce costs, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, and enter markets not currently served.

Employees/Members

As of December 30, 2006, the Corporation employed approximately 14,200 persons, 13,400 of who were full-time and 800 of who were temporary personnel. The Corporation employed approximately 400 persons who were members of unions. The Corporation believes that its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, pedestals, and high density filing; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas. In order to meet the demands of various markets, the Corporation's products are sold under the Corporation's brands - HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, Whitehall®, basyxTM, Lamex®, IntraSpec SolutionsTM, and Smartspace® as well as private labels.

The following is a description of the Corporation's major product categories and product lines:

Storage
The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores, and mail order distributors.

Seating
The Corporation's seating line includes chairs designed for all types of office work. The chairs are available in a variety of frame colors, coverings, and a wide range of price points. Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort, and quality.

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

Desks and Related Products
The Corporation's collection of desks and related products includes stand-alone steel, laminate, and wood furniture items, such as desks, bookshelves, credenzas, and mobile desking. These products are available in a range of designs and price points. The Corporation's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers. The Corporation offers a variety of tables designed for use in conference rooms, private offices, training areas, team work settings, and open floor plans.

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & GloTM, and Quadra-Fire® brand names.

The Corporation’s line of hearth products includes a full array of gas, electric and wood burning fireplaces, inserts, stoves, facings and accessories. Heatilator® and Heat & GloTM are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces. The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, California, Georgia, Indiana, Iowa, Kentucky, Minnesota, New York, North Carolina, Virginia, Mexico, and China. The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington, California, and Virginia.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources. Major raw materials and components include coil steel, aluminum, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing costs and improving product quality. In 1992, the Corporation adopted the principles of RCI, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost. To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles. The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation's RCI process involves production and administrative employees, management, customers, and suppliers. The Corporation has facilitators, coaches, and consultants dedicated to the RCI process and strives to involve all members in the RCI process. In addition, the Corporation has organized a group that designs, fabricates, tests, and installs proprietary manufacturing equipment. Manufacturing also plays a key role in the Corporation's concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant and differentiated and focused on quality, aesthetics, style, and on reducing manufacturing costs. The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials, and providing engineering support and training to its operating units. The Corporation conducts its product development efforts at both the corporate and operating unit level. At the corporate level, the staff at the Corporation's Stanley M. Howe Technical Center, working in conjunction with operating unit staff, seeks breakthrough developments in product design, manufacturability, and materials usage. At the operating unit level, development efforts are focused on achieving improvements in product features and manufacturing processes. The Corporation invested approximately $27.6 million, $27.3 million, and $27.4 million in product development during fiscal 2006, 2005, and 2004, respectively, and has budgeted in excess of $26 million for product development in fiscal 2007.

Intellectual Property

As of December 30, 2006, the Corporation owned 352 U.S. and 278 foreign patents and had applications pending for 70 U.S. and 212 foreign patents. In addition, the Corporation holds 158 U.S. and 271 foreign trademark registrations and has applications pending for 51 U.S. and 107 foreign trademarks.

The Corporation's principal office furniture products do not require frequent technical changes. The majority of the Corporation's office furniture patents are design patents which expire at various times depending on the patent's date of issuance. The Corporation believes that neither any individual office furniture patent nor the Corporation's office furniture patents in the aggregate are material to the Corporation's business as a whole.

The Corporation’s patents covering its hearth products protect various technical innovations and expire at various times depending upon each patent’s date of issuance. While the acquisition of patents reflects Hearth & Home Technologies Inc.’s position in the market as an innovation leader, the Corporation believes that neither any individual hearth product’s patent nor the Corporation’s hearth products’ patents in the aggregate are material to the Corporation’s business as a whole.

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

Sales and Distribution: Customers

In fiscal 2006, the Corporation’s ten largest customers represented approximately 34% of its consolidated net sales. One customer, United Stationers Inc., accounted for approximately 12% of the Corporation’s consolidated net sales in fiscal 2006, 12% in fiscal 2005 and 13% in fiscal 2004. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products. In addition, there can be no assurance that the Corporation will be able to maintain its customer relationships as consolidation of its customers occurs.

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

The third distribution channel, comprising corporate accounts, is where the Corporation has the lead selling relationship with the end-user. Installation and service are normally provided through a dealer.

The fourth distribution channel comprises wholesalers that serve as distributors of the Corporation's products to independent dealers, national supply dealers, and superstores. The Corporation sells to the nation's largest wholesalers, United Stationers Inc. and S.P. Richards Company, as well as to regional wholesalers. Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers. They also special order products from the Corporation in customer-selected models and colors. The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to retailers anywhere in the country.

The fifth distribution channel comprises direct sales of the Corporation's products to federal, state, and local government offices.

The Corporation's office furniture sales force consists of regional sales managers, salespersons, and firms of independent manufacturers' representatives who collectively provide national sales coverage. Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

Office products dealers, national wholesalers, and retailers market their products over the Internet and through catalogs published periodically. These catalogs are distributed to existing and potential customers. The Corporation believes that the inclusion of the Corporation's product lines in customer catalogs and e-business listings offers strong potential for increased sales of the listed product lines due to the exposure provided.

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in Latin America and the Caribbean. With the acquisition of Lamex in 2006 the Corporation manufactures and distributes office furniture through owned and independent dealers in Asia.

Limited quantities of select finished goods inventories built to order awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers.

Hearth & Home Technologies Inc. sells its fireplace and stove products through dealers, distributors, and Corporation-owned distribution and retail outlets. The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

As of December 30, 2006, the Corporation had an order backlog of approximately $182.7 million which will be filled in the ordinary course of business within the first few weeks of the current fiscal year. This compares with $185.4 million as of December 31, 2005, and $133.6 million as of January 1, 2005. Backlog, in terms of percentage of net sales, was 6.8%, 7.6%, and 6.4%, for fiscal 2006, 2005, and 2004, respectively. The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order. The dollar amount of the Corporation’s order backlog is therefore not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

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

Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer, and customer service and support. The Corporation believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times. This is made possible, in part, by the Corporation's significant on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

For further discussion of the Corporation's competitive situation, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation. The Corporation’s objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, support systems, and RCI programs. These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs. Ongoing cost control disciplines are also routinely employed. In addition, the last-in, first-out (LIFO) valuation method is used for most of the Corporation's inventories, which ensures that changing material and labor costs are recognized in reported income, and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing discharges of air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances. Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Corporation will not incur material costs to comply with such regulations. The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel, and consultants on the management of environmental, health and safety issues. The Corporation’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date. The Corporation does not anticipate that financially material capital expenditures will be required during fiscal 2007 for environmental control facilities. It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations. However, there can be no assurance that new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s Internet website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”). The Corporation’s information is also available from the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC website at www.sec.gov.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words, such as “anticipate,” “believe,” “could,” “confident,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and variations of such words, and similar expressions identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position or future financial performance are described later in this report under the heading entitled “Item 1A. Risk Factors.” The Corporation cautions readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including under the heading entitled “Item 1A. Risk Factors,” as well as others that the Corporation may consider immaterial or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading entitled “Item 1A. Risk Factors,” are not exclusive and further information concerning the Corporation, including factors that potentially could materially affect the Corporation’s financial results or condition, may emerge from time to time.

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

In both the office furniture and hearth products industries, we also face significant price competition from our competitors and from new market entrants primarily from lower-cost countries. Such price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins. In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures. Increased competition from low-cost Asian imports represents one of the most significant threats to our current market share in the office furniture industry. In the hearth products industry, big box retailers, such as Lowe’s and Home Depot, with whom we currently do not do business, have increased their penetration into the market. If such market penetration continues, it could adversely affect our business, operating results, or financial condition.

There can be no assurance that we will be able to compete successfully in our various markets in the future.

The concentration of our customer base, changes in demand and order patterns from our customers, particularly the top ten customers, as well as the increased purchasing power of such customers, could adversely affect our business, operating results, or financial condition.

We sell our products through multiple distribution channels. These distribution channels have been consolidating in the past several years and may continue to consolidate in the future. Such consolidation may result in a greater proportion of our sales being concentrated in fewer customers. In fiscal 2006, our ten largest customers represented approximately 34% of consolidated net sales. The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products. As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results, or financial condition than such events would have had prior to such consolidation. There can be no assurance that we will be able to maintain our relationships with customers if this consolidation continues.

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

Increases in basic commodity, raw material, and component costs as well as disruptions to the supply of such basic commodities, raw materials, and components could adversely affect our profitability.

Fluctuations in the price, availability, and quality of the commodities, raw materials, and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability, and our ability to meet the demand of customers. We are increasingly sourcing commodities, raw materials, and components from low-cost, international suppliers for both our office furniture and hearth products. From both domestic and international suppliers, the cost, quality, and availability of commodities, raw materials, and components, including steel, our largest raw material category, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism, and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. Our profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We are affected by the cost of energy, and increases in energy prices could adversely affect our gross margins and profitability.

Our gross margins and the profitability of our business operations are sensitive to the cost of energy because the cost of energy is reflected in our transportation costs, the cost of petroleum-based materials like plastics, and the cost of operating our manufacturing facilities. If the price of petroleum-based products, the cost of operating our manufacturing facilities, and our transportation costs continue to increase, it could adversely affect our gross margins and profitability.

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

To keep pace with market trends in both the office furniture and hearth products industries, such as changes in workplace and home design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and home and for product performance, we must periodically introduce new products. The introduction of new products in both industries requires the coordination of the design, manufacturing, and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance. In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image. Accordingly, the launch of any particular product may be later or less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline, and may result in an adverse effect on our business, operating results, or financial condition.

We intend to grow our business through additional acquisitions, alliances, and joint venture arrangements, which could adversely affect our business, operating results, or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions of and alliances and joint venture arrangements with, businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business. The benefits of an acquisition, alliance, or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any completed or future acquisitions, alliances, or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, and joint ventures involve a number of risks, including, without limitation:

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

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition; and
•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our operating results.

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

The past and present operation and ownership by us of manufacturing facilities and real property are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste and the remediation of contamination associated with releases of hazardous substances. Compliance with environmental regulations has not had a material affect on our capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws, or discoveries of contamination at our real property sites which occurred prior to our ownership or the advent of environmental regulation may require us to make additional expenditures in the future, some of which may be material.

The existence of various unfavorable macroeconomic and industry factors for a prolonged period could adversely affect our business, operating results, or financial condition.

Office furniture industry revenues are impacted by a variety of macroeconomic factors such as service-sector employment levels, corporate profits, non-residential fixed investment, and commercial construction. Industry factors, such as corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues.

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income, and changing demographics. Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.

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

In both the office furniture and hearth products industries, we rely in large part on a network of independent dealers to market our products to customers. We also rely upon these dealers to provide a variety of important specification, installation, and after-market services to our customers. Our dealers may terminate their relationships with us at any time and for any reason. The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results, or financial condition.

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

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•	social and political turmoil, official corruption, and civil unrest;
•	restrictive government actions, such as the imposition of trade quotas and tariffs and restrictions on transfers of funds;
•	changes in labor laws and regulations affecting our ability to hire, retain, or dismiss employees;
•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental laws and regulations;
•	preference for locally branded products and laws and business practices favoring local competition;
•	less effective protection of intellectual property;
•	unfavorable business conditions or economic instability in any particular country or region; and
•	difficulty in obtaining distribution and support.

There can be no assurance that these and other factors will not have an adverse affect on our business, operating results, or financial condition.

We may not be able to maintain our effective tax rate.

We may not be able to maintain our effective tax rate because (1) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (3) there are differences between foreign and U.S. income tax rates, and (4) many tax years are subject to audit by different tax jurisdictions, which may result in additional taxes payable.

Restrictions imposed by the terms of our existing credit facility and note purchase agreement may limit our operating and financial flexibility.

Our existing credit facility and note purchase agreement, dated as of April 6, 2006, pursuant to which we issued $150 million of senior, unsecured notes designated as Series 2006-A Senior Notes, limit our ability to finance operations, service debt, or engage in other business activities that may be in our interest. Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. Our note purchase agreement contains customary restrictive covenants that, among other things, place limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons, or enter into material transactions with affiliates. Both our credit facility and note purchase agreement also require us to maintain certain financial covenants.

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

Any equity or debt financing, if available at all, could have terms that are not favorable to us. In addition, financings could result in dilution to our shareholders or the securities may have rights, preferences, and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our business is subject to a number of other miscellaneous risks that may adversely affect our business, operating results, or financial condition.

Other miscellaneous risks include, without limitation:

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

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, Mexico, China, and Taiwan, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 11.3 million square feet. Of this total, approximately 2.9 million square feet are leased, including approximately .3 million square feet under a capital lease.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used. The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	547,014	Owned	Manufacturing nonwood casegoods office furniture (1)

Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture (1)

Dongguan, China	1,007,716	Owned	Manufacturing wood casegoods office furniture

Florence, Alabama	308,763	Owned	Manufacturing nonwood casegoods office furniture

Lake City, Minnesota	235,000	Owned	Manufacturing metal prefabricated fireplaces (1)

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	286,000	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture (1)

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	630,000	Owned	Manufacturing nonwood casegoods and systems office furniture(1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture(1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood seating office furniture

South Gate, California	520,270	Owned	Manufacturing nonwood casegoods office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)
____
(1)	Also includes a regional warehouse/distribution center
(2)	A capital lease

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Mexico, Canada, China, and Taiwan. These facilities total approximately 3.8 million square feet with approximately 2.6 million square feet used for the manufacture and distribution of office furniture and approximately 1.2 million square feet for hearth products. Of this total, approximately 2.6 million square feet are leased. The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.  There are no major encumbrances on Corporation-owned properties. Refer to Property, Plant, and Equipment in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

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

None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
December 30, 2006

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	46	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003	Executive Vice President (2001-03); President, (1999-03), Allsteel Inc.

David C. Burdakin	51	None	Executive Vice President	2001	President, The HON Company (2000-2006)

Bradley D. Determan	45	None	Executive Vice President President, Hearth & Home Technologies Inc.	2005 2003	Senior Vice President, Operations (1995-2003), Hearth & Home Technologies Inc.

Jerald K. Dittmer	49	None	Vice President and Chief Financial Officer	2001

Robert J. Driessnack	48	None	Vice President, Controller	2004	Chief Financial Officer, Retail Division (2002-04), Corporate Controller (2000-02), NCR Corporation

Melinda C. Ellsworth	48	None	Vice President, Treasurer and Investor Relations	2002	Vice President, International Finance & Treasury (1998-02), Sunbeam Corporation

Tamara S. Feldman	46	None	Vice President, Financial Reporting	2001

David W. Gardner	47	None	Vice President, Lean Enterprise	2006	Vice President, Lean Operations Improvement (2005-2006); Vice President, Operations, The Gunlocke Company LLC (2003-2005)

Robert D. Hayes	63	None	Vice President, Business Analysis and General Auditor	2001

Douglas L. Jones	48	None	Vice President and Chief Information Officer	2005	Vice President, Business Systems (2001-2005)

Eric K. Jungbluth	46	None	President, The HON Company Executive Vice President	2006 2005	President, Allsteel Inc. (2003-2006); Vice President, Sales and Marketing (2003), Allsteel Inc.; Vice President and General Manager, Creative Specialties (2000-03), Fortune Brands/Moen

Jeffrey D. Lorenger	41	None	Vice President, General Counsel and Secretary	2005	Vice President, Seating (2003-05), Vice President, Marketing (2001-03), Allsteel Inc.

Marco V. Molinari	47	None	Executive Vice President President, HNI International Inc.	2006 2003	President, International and Business Development (2003-2004); Vice President, HON Products, The HON Company (2004-2006); and Chairman and Group MD, Goodyear-Dunlap, UK (2002)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”), trading symbol HNI. As of year-end 2006, the Corporation had 7,475 stockholders of record.

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

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 29% of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition.

The following is a summary of share repurchase activity during the fourth quarter ended December 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/01/06- 10/28/06	413,726	$42.72	413,726	$155,504,919
10/29/06- 11/25/06	348,458	$44.95	348,458	$139,840,212
11/26/06- 12/30/06	-	-	-	$139,840,212
Total	762,184	$43.74	762,184	$139,840,212

(1)	No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Corporation’s Board of Directors as follows:

•	Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the fourth quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.	SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2006	2005	2004	2003	2002
Per Common Share Data (Basic and Dilutive)
Income from Continuing Operations - basic	$2.59	$2.53	$1.99	$1.69	$1.55
Income from Continuing Operations - diluted	2.57	2.51	1.97	1.68	1.55
Net Income - basic	2.46	2.51	1.99	1.69	1.55
Net Income - diluted	2.45	2.50	1.97	1.68	1.55
Cash Dividends	.72	.62	.56	.52	.50
Book Value - basic	10.35	11.46	12.10	12.19	11.08
Net Working Capital - basic	3.04	2.48	1.96	3.71	1.82
Operating Results (Thousands of Dollars)
Net Sales	$2,679,803	$2,433,316	$2,084,435	$1,755,728	$1,692,622
Gross Profit as a % of Net Sales	34.6%	36.3%	36.0%	36.4%	35.4%
Interest Expense	$14,323	$2,355	$886	$2,970	$4,714
Income from Continuing Operations	129,672	138,166	113,660	98,105	91,360
Income from Continuing Operations as a % of Net Sales	4.8%	5.7%	5.5%	5.6%	5.4%
Loss from Discontinued Operations(a)	$(6,297)	$(746)	$(78)	-	-
Net Income	123,375	137,420	113,582	98,105	91,360
Net Income as a % of Net Sales	4.6%	5.6%	5.4%	5.6%	5.4%
Cash Dividends	$36,028	$33,841	$32,023	$30,299	$29,386
% Return on Average Shareholders’ Equity	22.6%	21.8%	16.5%	14.5%	14.7%
Depreciation and Amortization	$69,503	$65,514	$66,703	$72,772	$68,755
Distribution of Net Income
% Paid to Shareholders	29.2%	24.6%	28.2%	30.9%	32.2%
% Reinvested in Business	70.8%	75.4%	71.8%	69.1%	67.8%
Financial Position (Thousands of Dollars)
Current Assets	$504,174	$486,598	$374,579	$462,122	$405,054
Current Liabilities	358,542	358,174	266,250	245,816	298,680
Working Capital	145,632	128,424	108,329	216,306	106,374
Current Ratio	1.41	1.36	1.41	1.88	1.36
Total Assets	$1,226,359	$1,140,271	$1,021,657	$1,021,826	$1,020,552
% Return on Beginning Assets Employed	18.1%	21.2%	17.5%	14.7%	14.8%
Long-Term Debt and Capital Lease Obligations	$285,974	$103,869	$3,645	$4,126	$9,837
Shareholders’ Equity	495,919	593,944	669,163	709,889	646,893
Current Share Data
Number of Shares Outstanding at Year-End	47,905,351	51,848,591	55,303,323	58,238,519	58,373,607
Weighted-Average Shares Outstanding During Year - basic	50,059,443	54,649,199	57,127,110	58,178,739	58,789,851
Weighted-Average Shares Outstanding During Year - diluted	50,374,758	55,033,741	57,577,630	58,545,353	59,021,071
Number of Shareholders of Record at Year-End	7,475	6,702	6,465	6,416	6,777
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$58,921	$38,912	$32,417	$34,842	$25,885
Members (Employees) at Year-End	14,170 (b)	12,504 (b)	10,589 (b)	8,926	8,828

(a)	Component reported as discontinued operations acquired in 2004.
(b)	Includes acquisitions completed during the fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Corporation has two reportable core operating segments: office furniture and hearth products. The Corporation is the second largest office furniture manufacturer in the world and the nation’s leading manufacturer and marketer of gas and wood burning fireplaces. The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

During 2006, the office furniture industry experienced solid growth across all sectors that positively impacted the Corporation’s office furniture segment. The housing market experienced its largest annual decline since the recession in 1991, which negatively impacted the Corporation’s hearth products segment during the second half of the year.

In 2006, the Corporation experienced strong growth across its multiple brands and product lines in the office furniture segment. Sales benefited from price increases that were implemented in 2005 and 2006 as well as acquisitions completed over the past two years. Despite the decline in housing starts, the Corporation increased market share in the new construction and remodel/retrofit business. The Corporation experienced a significant rise in the cost of materials during 2006. The Corporation completed the acquisition of Lamex, a Chinese manufacturer and marketer of office furniture as well as other small acquisitions to support specific company strategies in both segments of its business. The Corporation made the decision to shut down one office furniture facility and completed the shutdown of two office furniture facilities which began in 2005. The Corporation also made the decision to sell a small non-core component of its office furniture segment. Revenues and expenses associated with this component are presented as discontinued operations for all periods presented. The Corporation increased its debt levels during 2006, consistent with its strategy of maintaining a leaner, more efficient capital structure.

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

Fiscal year end - The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2006 ended on December 30, 2006; fiscal 2005 ended on December 31, 2005; and fiscal 2004 ended on January 1, 2005. The financial statements for fiscal years 2006, 2005, and 2004 are all on a 52-week basis. A 53-week year occurs approximately every sixth year.

Revenue recognition - The Corporation normally recognizes revenue upon shipment of goods to customers. In certain circumstances, the Corporation does not recognize revenue until the goods are received by the customer or upon installation or customer acceptance based on the terms of the sale agreement. Revenue includes freight charged to customers; related costs are included in selling and administrative expense. Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to sales. Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates. Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Allowance for doubtful accounts receivable - The allowance for doubtful accounts receivable is based on several factors, including overall customer credit quality, historical write-off experience, and specific account analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.

When the Corporation determines that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When the Corporation is certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

As of December 30, 2006, there was approximately $329 million in outstanding accounts receivable and $13 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. However, if economic conditions deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $12 million at year end 2005 and $11 million at year end 2004.

Inventory valuation - The Corporation valued 86% of its inventory by the last-in, first-out (LIFO) method at December 30, 2006. Additionally, the Corporation evaluates inventory reserves in terms of excess and obsolete exposure. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value. As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly. The Corporation’s reserves for excess and obsolete inventory were approximately $8 million at year-end 2006, 2005, and 2004.

Long-lived assets - The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable. The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges associated with the Corporation’s restructuring activities are discussed in Restructuring Related Charges in the Notes to Consolidated Financial Statements.

The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is constantly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.

Goodwill and other intangibles - In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of the reporting units included in continuing operations exceeded their carrying value, so no impairment of goodwill was recognized in continuing operations for the period ending December 30, 2006. The Corporation did record an impairment charge of $5.7 million related to its discontinued operations. Goodwill of approximately $252 million is shown on the consolidated balance sheet as of the end of fiscal 2006.

Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The estimated future cash flow for any reporting unit could be reduced by 35% without decreasing the fair value to less than the carrying value.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indication of impairment exist. The Corporation has evaluated its trademarks for impairment and recorded an impairment charge of $1.0 million in 2006 and $0.5 million in 2005 related to two trademarks associated with its discontinued operations where the carrying value exceeded the current fair market value. The carrying value of the trademarks was approximately $43.2 million at the end of fiscal 2006.

Self-insured reserves - The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements. The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as number of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation - The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. This resulted in a cost of approximately $3 million in 2006. In 2005 and 2004 the Corporation accounted for its stock option plan using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which resulted in no charge to earnings when options are issued at fair market value. If the fair value method had been adopted previously the Corporation’s net income for 2005 and 2004 would have been reduced by approximately $2 million and $5 million respectively.

Income taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.

Recent Accounting Pronouncements

See the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial conditions.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s statements of income for the periods indicated.

Fiscal	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.4	63.7	64.0
Gross profit	34.6	36.3	36.0
Selling and administrative expenses	26.8	27.3	27.4
Restructuring related charges	0.1	0.1	0.0
Operating income	7.7	8.9	8.6
Interest income (expense) net	(0.5)	0.0	0.0
Earnings from continuing operations before income taxes and minority interest	7.2	8.9	8.6
Income taxes	2.4	3.2	3.1
Minority interest in earnings of subsidiary	0.0	0.0	0.0
Income from continuing operations	4.8%	5.7%	5.5%

Net Sales

Net sales during 2006 were $2.7 billion, an increase of 10.1 percent, compared to net sales of $2.4 billion in 2005. The increase in 2006 was due to $113 million of incremental sales from acquisitions, $43 million in price increases implemented in 2005 and 2006, solid growth across all brands in the office furniture segment offset by lower volume in the hearth products segment. Net sales during 2005 were $2.4 billion, an increase of 16.7 percent, compared to net sales of $2.1 billion in 2004. The increase in 2005 was due to $84 million of incremental sales from acquisitions, $112 million in price increases implemented in 2004 and early 2005, and strong volume across all brands in both the office furniture and hearth products segments.

Gross Profit

Gross profit as a percent of net sales decreased 1.7 percentage points in 2006 as compared to 2005 due to broad based material price increases in both segments and lower volume in the hearth products segment. Gross profit as a percent of net sales increased 0.3 percentage points in 2005 as compared to fiscal 2004 due to ongoing cost reduction initiatives in addition to the benefit of price realization partially offsetting the significant steel and other material price increases experienced over the previous two years.

Selling and Administrative Expenses

Selling and administrative expenses, excluding restructuring charges, increased 8.1 percent and 16.4 percent in 2006 and 2005, respectively. The increase in 2006 was due to $40 million of additional costs from acquisitions; increased freight and distribution costs of $33 million due to volume, rate increases and fuel surcharges; $3.2 million of stock based compensation expense due to the adoption of SFAS 123(R) and $1.6 million of costs to resize the hearth business. These increases were partially offset by a gain on the sale of a vacated facility, lower incentive compensation expense and cost containment measures. The increase in 2005 was due to $26 million of additional costs from acquisitions; increased freight and distribution costs of $34 million due to volume, rate increases and fuel surcharges; investments in selling and marketing initiatives and product launches; and increased profit-sharing and incentive compensation expense due to strong results.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets. Refer to Selling and Administrative Expenses in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these major expense items.

Restructuring Charges

As a result of the Corporation’s ongoing business simplification and cost reduction initiatives, management made the decision in fourth quarter 2006 to close an office furniture facility in Monterrey, Mexico and consolidate production into other locations. In connection with the shutdown of the Monterrey facility, the Corporation recorded $0.8 million of severance costs for approximately 200 members. The closure and consolidation will be completed during the first half of 2007. The Corporation will incur additional charges of approximately $3 million in connection with the closure.

During 2006, the Corporation completed the shutdown of two office furniture facilities which began in the third quarter of 2005. The facilities were located in Kent, Washington and Van Nuys, California and production from these facilities was consolidated into other locations. Pre-tax charges for these closures in 2005 totaled $4.1 million which included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.2 million of severance, $0.4 million of pension related expenses, and $1.9 million of facility exit, production relocation, and other costs which were recorded as restructuring costs. In connection with those shutdowns, the Corporation incurred $2.0 million of current period charges during 2006.

During 2003, the Corporation closed two office furniture facilities located in Hazleton, Pennsylvania, and Milan, Tennessee and consolidated production into other manufacturing locations. In connection with these closures, the Corporation incurred $1.2 million of current period charges during 2004.

Operating Income

Operating income was $206 million in 2006, a decrease of 4.8 percent compared to $216 million in 2005. The decrease in 2006 is due to lower volume in the hearth products segment, broad based material cost increases, increased freight costs, and stock compensation expense due to the adoption of SFAS 123(R) offset by higher volume and price increases in the office furniture segment. Operating income was $216 million in 2005, an increase of 20.8 percent compared to $178 million in 2004. The increase in 2005 was due to increased sales volume in both segments, and price increases, offset by increased material costs, investments in selling and marketing initiatives and product launches, increased freight costs, and restructuring costs due to plant closures and consolidations.

Income From Continuing Operations

Income from continuing operations in 2006, which excludes the Corporation’s discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements), was $130 million compared with $138 million in 2005, a 6.1 percent decrease. Income from continuing operations was negatively impacted by increased interest expense of $12 million on moderate debt levels, consistent with the Corporation’s strategy of maintaining a leaner, more efficient capital structure. The Corporation completed a detailed analysis of all deferred tax accounts, and determined that net deferred income tax liabilities were overstated. The overstatement primarily related to a deferred tax liability associated with property, plant and equipment, partially offset by an overstated deferred tax asset associated with inventory. In analyzing the difference, the Corporation determined that the items originated in fiscal years prior to 2002. To correct this difference, the Corporation reduced income tax expense in the fourth quarter of 2006 by $4.1 million. The effect of this adjustment is to reduce the effective income tax rate related to continuing operations by 2.1 percentage points for the year and increase earnings per share from continuing operations by $0.08. Income from continuing operations increased 21.6 percent to $138 million in 2005 compared to $114 million in 2004. Income from continuing operations in 2005 was favorably impacted by a decrease in the effective tax rate to 36.0 percent in 2005 from 36.5 percent in 2004 due to benefits resulting from the implementation of the American Jobs Creation Act of 2004. Income from continuing operations in 2005 was negatively impacted by increased interest expense due to a planned increase in debt. Income from continuing operations per diluted share increased by 2.4 percent to $2.57 in 2006 including a positive tax adjustment of $0.08 per share and by 27.4 percent to $2.51 in 2005.

Discontinued Operations

During December 2006, the Corporation committed to a plan to sell a small non-core component of its office furniture segment. The Corporation reduced the assets to the fair market value and has classified them as held for sale. Revenues and expenses associated with this component are presented as discontinued operations for all periods presented. This operation was formerly reported within the Office Furniture segment. Refer to Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Net Income

Net income decreased 10.2 percent to $123 million in 2006 compared to $137 million in 2005 which was an increase of 21.0 percent compared to 2004. Net income per diluted share decreased by 2.0 percent to $2.45 in 2006 and increased 26.9 percent to $2.50 in 2005 Net income per diluted share was positively impacted $0.21 per share in 2006 and $0.11 per share in 2005 by the Corporation’s share repurchase program.

Office Furniture

Office furniture comprised 78 percent, 76 percent, and 75 percent of consolidated net sales for 2006, 2005, and 2004, respectively. Net sales for office furniture increased 13 percent in 2006 to $2.1 billion compared to $1.8 billion in 2005. The increase in 2006 was due to approximately $95 million from the Corporation’s acquisitions and organic growth of $144 million or 7.8 percent, including increased price realization of $41 million. Net sales for office furniture increased 18 percent in 2005 to $1.8 billion compared to $1.6 billion in 2004. The increase in 2005 was due to approximately $58 million of incremental sales from the Corporation’s acquisitions and organic growth of $219 million or 14.0 percent, including increased price realization of $91 million. The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) reported 2006 shipments up 7 percent and 2005 shipments up 13 percent. The Corporation believes it was able to continue to outperform the industry by providing strong brands, innovative products and services, and value to end-users.

Operating profit as a percent of net sales was 8.8 percent in 2006, 9.7 percent in 2005, and 9.9 percent in 2004. The decrease in operating margins in 2006 was due to higher material, transportation and other input costs offset partially by price realization, lower restructuring charges, and a gain on the sale of a vacant facility. Acquisitions also negatively impacted profitability as anticipated. Included in 2005 were $4.1 million of net pre-tax charges related to the closure of two office furniture facilities, which impacted operating margins by 0.2 percentage points. In addition the Corporation continued to make investments in the areas of selling, product launches, and strategic distribution acquisitions that had an expected negative impact on profitability in 2005.

Hearth Products

Hearth products sales increased 1 percent in 2006 to $603 million compared to $595 million in 2005 due to the contribution from new acquisitions of $18 million. The decrease in organic sales was due to a dramatic decline in the second half of 2006 as a result of the largest annual decline in the housing market since the 1991 recession. Hearth products sales increased 14 percent in 2005 to $595 million compared to $523 million in 2004. The growth in 2005 was attributable to strong housing starts, new product introductions, contributions from new acquisitions as well as price increases. Acquisitions accounted for $26 million, or approximately 5 percentage points, of the increase in 2005.

Operating profit as a percent of sales in 2006 was 9.7 percent compared to 12.6 percent in 2005, and 11.9 percent in 2004, respectively. The decrease in operating margins in 2006 was due to lower overall volume, higher mix of lower margin remodel/retrofit business and increased material and transportation costs. The increase in operating margins in 2005 was due to volume and increased price realization as well as continued focus on cost improvements.

Liquidity and Capital Resources

During 2006, cash flow from operations was $159.6 million, which along with available cash and short-term investments, funds from stock option exercises under employee stock plans, and proceeds from senior unsecured notes and the Corporation’s revolving credit agreement, provided the funds necessary to meet working capital needs, pay for strategic acquisitions, invest in capital improvements, repurchase common stock, and pay increased dividends.

Cash, cash equivalents, and short-term investments totaled $37.3 million at the end of 2006 compared to $84.7 million at the end of 2005 and $36.5 million at the end of 2004. These funds, coupled with cash from future operations and additional debt, if needed, are expected to be adequate to finance operations, planned improvements, and internal growth. The Corporation is not presently aware of any known trends or demands, commitments, events, or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Corporation places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels. The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them. Trade receivables at year-end 2006 increased from the prior year due to the Corporation’s new acquisitions and increased sales. The Corporation’s inventory turns were 18, 18, and 21, for 2006, 2005, and 2004, respectively. The Corporation is increasing its foreign-sourced raw materials and finished goods, which while reducing inventory turns does have a favorable impact on the overall total cost.

Investments
Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. In 2004 the Corporation made an investment, which was excluded from the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) due to the fact that the investment’s per unit value in a master fund was not readily available. Therefore, this investment was recorded at cost. The weighted average cost method was used to determine realized gains and losses on the trade date. In 2005, the Corporation liquidated this investment and subsequently invested in an investment fund that is also excluded from the scope of SFAS No. 115, however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value. A table of holdings as of year-end 2006, 2005, and 2004 is included in the Cash, Cash Equivalents, and Investments note included in the Consolidated Financial Statements.

Capital Expenditure Investments
Capital expenditures were $58.9 million in 2006, $38.9 million in 2005, and $32.4 million in 2004, respectively. These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives. The Corporation anticipates capital expenditures for 2007 to be approximately 10 to 20 percent higher than the previous year due to increased focus on new products and operational process improvement.

Acquisitions
During 2006, the Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer and a small manufacturer of fireplace facings for a total combined purchase price of approximately $78 million. During 2005, the Corporation completed the acquisition of four small office furniture services companies, three office furniture dealers and three small hearth distributors for a total combined purchase price of approximately $35 million. During 2004, the Corporation completed three office furniture business acquisitions, the acquisitions of two hearth products distributors, as well as the acquisitions of a strategic sourcing entity for a combined purchase price of approximately $135 million. Each of the transactions was paid in cash and the results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition. The Corporation did increase its borrowings under the revolving credit facility to fund the 2006 acquisitions.

Long-Term Debt
Long-term debt, including capital lease obligations, was 37% of total capitalization as of December 30, 2006, 15% as of December 31, 2005, and 1% as of January 1, 2005. The increase in long-term debt during 2006 and 2005 was due to the Corporation issuing $150 million of senior unsecured notes through the private placement debt market and utilizing its revolving credit facility to fund acquisitions and share repurchases in accordance with its strategy of operating with a more efficient capital structure. On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement. On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million. On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under its revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market. Additional borrowing capacity of $156 million, less amounts used for designated letters of credit, is available through this revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs. The Corporation does not expect future capital resources to be a constraint on planned growth. Certain of the Corporation’s credit agreements include covenants that limit the assumption of additional debt and lease obligations. The Corporation has been, and currently is, in compliance with the covenants related to the debt agreements.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$422,838	$31,669	$33,221	$25,644	$332,304
Capital lease obligations	1,012	211	422	379	-
Operating lease obligations	141,293	31,001	52,210	38,680	19,402
Purchase obligations (2)	89,518	89,518	-	-	-
Other long-term obligations (3)	38,385	4,445	2,982	586	30,372
Total	$693,046	$156,844	$88,835	$65,289	$382,078

(1)
The $144 million in borrowings outstanding under the revolving credit facility at December 30, 2006 are due in 2011; however, $11 million is included in current liabilities in the consolidated financial statements based on management’s intent to repay the $11 million during fiscal 2007. Assuming the amount is repaid in 2007, interest obligation amounts included in this table would be reduced by approximately $1.3 million in the 1-3 year category and $0.7 million in the 3-5 year category. Interest has been included for all debt at either the fixed rate or variable rate in effect as of December 30, 2006, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term liabilities represent payments due to members who are participants in the Corporation’s salary deferral and long-term incentive compensation programs, mandatory purchases of the remaining unowned interest in four acquisitions, and contribution and benefit payments expected to be made for our post-retirement benefit plans. It should be noted that the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation. The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

Cash Dividends
Cash dividends were $0.72 per common share for 2006, $0.62 for 2005, and $0.56 for 2004. Further, the Board of Directors announced an 8.3 percent increase in the quarterly dividend from $0.18 to $0.195 per common share effective with the March 1, 2007, dividend payment for shareholders of record at the close of business February 23, 2007. The previous quarterly dividend increase was from $0.155 to $0.18, effective with the March 1, 2006 dividend payment for shareholders of record at the close of business on February 24, 2006. A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue. The average dividend payout percentage for the most recent three-year period has been 29 percent of prior year earnings.

Common Share Repurchases
During 2006, the Corporation repurchased 4,336,987 shares of its common stock at a cost of approximately $203.6 million, or an average price of $46.96. The Board of Directors authorized $100 million on May 4, 2004, an additional $150 million on November 12, 2004, an additional $200 million on November 11, 2005, and an additional $200 million on August 8, 2006, for repurchases of the Corporation’s common stock. As of December 30, 2006, approximately $139.8 million of this authorized amount remained unspent. During 2005, the Corporation repurchased 4,059,068 shares of its common stock at a cost of approximately $202.2 million, or an average price of $49.82. During 2004, the Corporation repurchased 3,641,400 shares of its common stock at a cost of approximately $145.6 million, or an average price of $39.99.

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

Looking Ahead

Management believes its growth in the office furniture segment will be consistent with the industry and anticipates increasing profit momentum as the full benefit of price increases and cost reduction initiatives are realized.

Declining industry trends in the hearth product segment will make 2007 very challenging. Management believes that profitability will be challenged through the first half of 2007 as its hearth product business continues to adjust to lower demand levels and cost reduction initiatives become effective. The Corporation will continue to implement structural and operating cost reduction initiatives to ensure that its cost structure is appropriately aligned with market conditions.

The Corporation anticipates that its tax rate on average will be 35.5 percent in 2007 due to increased benefit from the U.S. manufacturing deduction partially offset by the elimination of the extra-territorial income exclusion.

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

During the normal course of business the Corporation is subjected to market risk associated with interest rate movements. Interest rate risk arises from our variable interest debt obligations. For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report. The Corporation does not currently have any significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning. Steel is the most significant raw material used in the manufacturing of products. The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas. Oil and natural gas prices have increased sharply in the last several years and as a result the cost of plastics and textiles have increased. The cost of wood particleboard has been impacted by continued downsizing of production capacity in the wood market as well as increased cost in transportation related to oil increases. The Corporation works to offset these increased costs through global sourcing initiatives and price increases on its products, however, margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices. The Corporation believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934. As of December 30, 2006, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15 of this report under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information under the caption "Election of Directors" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference. For information with respect to executive officers of the Corporation, see Part I, Table I "Executive Officers of the Registrant."

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” “Compensation Committee Report,” and “Director Compensation” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Director Independence,” “Certain Relationships and Related Transactions,” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2006 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached pursuant to Item 15(d):

Schedule II	Valuation and Qualifying Accounts for the Years Ended December 30, 2006, December 31, 2005; and January 1, 2005	74

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Form 10-K appears on Page 75. The following exhibits are filed herewith:

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

HNI Corporation

Date:	February 26, 2007	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 26, 2007
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Jerald K. Dittmer	Vice President, Chief Financial	February 26, 2007
Jerald K. Dittmer	Officer and Principal Accounting Officer

/s/ Mary H. Bell	Director	February 26, 2007
Mary H. Bell

/s/ Miguel M. Calado	Director	February 26, 2007
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 26, 2007
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 26, 2007
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 26, 2007
John A. Halbrook

/s/ James R. Jenkins	Director	February 26, 2007
James R. Jenkins

/s/ Dennis J. Martin	Director	February 26, 2007
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 26, 2007
Larry B. Porcellato

/s/ Joseph Scalzo	Director	February 26, 2007
Joseph Scalzo

/s/ Abbie J. Smith	Director	February 26, 2007
Abbie J. Smith

/s/ Brian E. Stern	Director	February 26, 2007
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 26, 2007
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

On March 1, 2006, the Corporation completed the acquisition of Lamex as discussed in the Business Combination footnote to the Corporation’s consolidated financial statements. Management excluded Lamex from it’s assessment of the Corporation’s internal control over financial reporting as it was acquired during the fiscal year. Lamex is a wholly-owned subsidiary, whose total assets and total revenues represent 3% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended December 30, 2006.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 30, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of the Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 30, 2006, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 22, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
HNI Corporation:

We have completed an integrated audit of HNI Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 30, 2006, December 31, 2005, and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 and the manner in which obligations associated with defined benefit pension and other postretirement plans are presented effective December 30, 2006

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15, that the Corporation maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control Over Financial Reporting, management has excluded Lamex from its assessment of internal control over financial reporting as of December 30, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Lamex from our audit of internal control over financial reporting. Lamex is a wholly-owned subsidiary, whose total assets and total revenues represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2006.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2007

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except for per share data)

For the Years	2006	2005	2004

Net sales	$2,679,803	$2,433,316	$2,084,435

Cost of products sold	1,752,882	1,549,475	1,334,777

Gross profit	926,921	883,841	749,658

Selling and administrative expenses	717,676	663,667	570,237

Restructuring related charges	2,829	3,462	886

Operating income	206,416	216,712	178,535

Interest income	1,139	1,518	1,343

Interest expense	14,323	2,355	886

Earnings from continuing operations before income taxes and minority interest	193,232	215,875	178,992

Income taxes	63,670	77,715	65,332

Earnings from continuing operations before minority interest	129,562	138,160	113,660

Minority interest in earnings of subsidiary	(110)	(6)	-

Income from continuing operations	129,672	138,166	113,660

Loss from discontinued operations, net of income tax benefit	(6,297)	(746)	(78)

Net income	$123,375	$137,420	$113,582

Net income from continuing operations - basic	$2.59	$2.53	$1.99

Net loss from discontinued operations - basic	(0.13)	(0.02)	(0.00)

Net income per common share - basic	$2.46	$2.51	$1.99

Weighted average shares outstanding - basic	50,059,443	54,649,199	57,127,110

Net income from continuing operations - diluted	$2.57	$2.51	$1.97

Net loss from discontinued operations - diluted	(0.12)	(0.01)	(0.00)

Net income per common share - diluted	$2.45	$2.50	$1.97

Weighted average shares outstanding - diluted	50,374,758	55,033,741	57,577,630

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2006	2005	2004
Assets
Current Assets
Cash and cash equivalents	$28,077	$75,707	$29,676
Short-term investments	9,174	9,035	6,836
Receivables	316,568	278,515	234,731
Inventories	105,765	91,110	77,590
Deferred income taxes	15,440	15,831	14,639
Prepaid expenses and other current assets	29,150	16,400	11,107
Total Current Assets	504,174	486,598	374,579
Property, Plant, and Equipment	309,952	294,660	311,344
Goodwill	251,761	242,244	224,554
Other Assets	160,472	116,769	111,180
Total Assets	$1,226,359	$1,140,271	$1,021,657
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$328,882	$309,222	$260,762
Note payable and current maturities of long-term debt and capital lease obligations	26,135	40,350	646
Current maturities of other long-term obligations	3,525	8,602	4,842
Total Current Liabilities	358,542	358,174	266,250
Long-Term Debt	285,300	103,050	2,627
Capital Lease Obligations	674	819	1,018
Other Long-Term Liabilities	56,103	48,671	40,045
Deferred Income Taxes	29,321	35,473	42,554
Minority Interest in Subsidiaries	500	140	-
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	-	-	-
Authorized: 2,000
Issued: None
Common stock - $1 par value	47,906	51,849	55,303
Authorized: 200,000
Issued and outstanding: 2006-47,906; 2005-51,849; 2004-55,303
Additional paid-in capital	2,807	941	6,879
Retained earnings	448,268	540,822	606,632
Accumulated other comprehensive (loss) income	(3,062)	332	349
Total Shareholders’ Equity	495,919	593,944	669,163
Total Liabilities and Shareholders’ Equity	$1,226,359	$1,140,271	$1,021,657

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity
Balance, January 3, 2004	$58,239	$10,324	$641,732	$(406)	$709,889

Comprehensive income:
Net income			113,582		113,582
Other comprehensive income				755	755
Comprehensive income					114,337

Cash dividends			(32,023)		(32,023)
Common shares - treasury:
Shares purchased	(3,642)	(25,303)	(116,659)		(145,604)
Shares issued under Members’ Stock Purchase Plan and stock awards	706	21,858			22,564

Balance, January 1, 2005	55,303	6,879	606,632	349	669,163
Comprehensive income:
Net income			137,420		137,420
Other comprehensive loss				(17)	(17)
Comprehensive income					137,403

Cash dividends			(33,841)		(33,841)
Common shares - treasury:
Shares purchased	(4,059)	(28,769)	(169,389)		(202,217)
Shares issued under Members’ Stock Purchase Plan and stock awards	605	22,831			23,436

Balance, December 31, 2005	51,849	941	540,822	332	593,944
Comprehensive income:
Net income			123,375		123,375
Other comprehensive income				1,168	1,168
Comprehensive income					124,543
Adoption of FAS158 impact				(4,562)	(4,562)

Cash dividends			(36,028)		(36,028)
Common shares - treasury:
Shares purchased	(4,337)	(19,408)	(179,901)		(203,646)
Shares issued under Member’s Stock Purchase Plan and stock awards	394	21,274			21,668

Balance, December 30, 2006	$47,906	$2,807	$448,268	$(3,062)	$495,919

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2006	2005	2004
Net Cash Flows From (To) Operating Activities:
Net income	$123,375	$137,420	$113,582
Noncash items included in net income:
Depreciation and amortization	69,503	65,514	66,703
Other postretirement and post-employment benefits	2,109	2,002	1,874
Stock-based compensation	3,219	-	-
Excess tax benefits from stock compensation	(865)	-	-
Deferred income taxes	(3,712)	(8,933)	708
Loss on sales, retirements and impairments of long-lived assets and intangibles	4,639	1,529	1,394
Stock issued to retirement plan	7,948	6,199	5,990
Other - net	1,733	1,164	1,947
Changes in working capital, excluding acquisition and disposition:
Receivables	(24,059)	(25,654)	(26,960)
Inventories	(7,123)	(10,488)	(9,409)
Prepaid expenses and other current assets	(9,541)	(4,207)	(145)
Accounts payable and accrued expenses	(2,794)	36,809	25,990
Income taxes	(2,088)	(5,534)	846
Increase (decrease) in other liabilities	(2,742)	5,188	11,736
Net cash flows from (to) operating activities	159,602	201,009	194,256
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(58,921)	(38,912)	(32,417)
Proceeds from sale of property, plant and equipment	5,952	317	2,968
Capitalized software	(1,003)	(2,890)	(3,383)
Acquisition spending, net of cash acquired	(78,569)	(33,804)	(134,848)
Short-term investments - net	926	2,400	60,949
Purchase of long-term investments	(13,600)	(34,495)	(24,496)
Sales or maturities of long-term investments	8,250	32,505	16,858
Other - net	-	(68)	(350)
Net cash flows from (to) investing activities	(136,965)	(74,947)	(114,719)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(203,646)	(202,217)	(145,604)
Proceeds from long-term debt	515,157	199,000	-
Payments of note and long-term debt and other financing	(352,401)	(57,970)	(26,795)
Proceeds from sale of HNI Corporation common stock	5,786	14,997	15,579
Excess tax benefits from stock compensation	865	-	-
Dividends paid	(36,028)	(33,841)	(32,023)
Net cash flows from (to) financing activities	(70,267)	(80,031)	(188,843)
Net increase (decrease) in cash and cash equivalents	(47,630)	46,031	(109,306)
Cash and cash equivalents at beginning of year	75,707	29,676	138,982
Cash and cash equivalents at end of year	$28,077	$75,707	$29,676
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$12,002	$1,961	$883
Income taxes	$75,266	$88,133	$59,938

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”), is a provider of office furniture and hearth products. Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business. Refer to Operating Segment Information for further information. Office furniture products are sold through a national system of dealers, wholesalers, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales. Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories. These products are sold through a national system of dealers, wholesalers, large regional contractors, as well as Corporation-owned distribution and retail outlets. The Corporation’s products are marketed predominantly in the United States and Canada. The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2006 ended on December 30, 2006; 2005 ended on December 31, 2005; and 2004 ended on January 1, 2005. The financial statements for fiscal years 2006, 2005, and 2004 are on a 52-week basis.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash, money market accounts, and debt securities. These securities have original maturity dates not exceeding three months from date of purchase. The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Debt securities are classified as held-to-maturity and are stated at amortized cost. The specific identification method is used to determine realized gains and losses on the trade date. Short-term investments include municipal bonds and money market preferred stock. Long-term investments include U.S. government securities, municipal bonds, certificates of deposit, and asset-and mortgage-backed securities. During 2004, the Corporation sold all of its available-for-sale securities to fund acquisitions and to move its investments to a master fund. The Corporation realized losses of approximately $0.8 million. This investment was excluded from the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” due to the fact that the investment’s per unit value in a master fund was not readily available. Therefore, this investment was recorded at cost. The weighted average cost method was used to determine realized gains and losses on the trade date. During 2005, the Corporation liquidated this master fund investment and subsequently invested in an investment fund that is also excluded from the scope of SFAS No. 115; however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value.

At December 30, 2006, December 31, 2005, and January 1, 2005, cash, cash equivalents, and investments consisted of the following (cost approximates market value):

Year-End 2006 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$-	$400
Investment in master fund	-	9,174	25,589
Cash and money market accounts	28,077	-	-
Total	$28,077	$9,174	$25,989

Year-End 2005 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$-	$400
Investment in master fund	-	9,035	19,085
Cash and money market accounts	75,707	-	-
Total	$75,707	$9,035	$19,485

Year-End 2004 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Municipal bonds	$-	$2,400	$-
Certificates of deposit	-	-	400
Investment in master fund	-	4,436	20,187
Cash and money market accounts	29,676	-	-
Total	$29,676	$6,836	$20,587

Receivables
Accounts receivable are presented net of an allowance for doubtful accounts of $12.8 million, $12.0 million, and $11.4 million, for 2006, 2005, and 2004, respectively. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 86%, 89%, and 80% of its inventory by the last-in, first-out (LIFO) method at December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Additionally, the Corporation evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly. The reserves for excess and obsolete inventory were $7.7 million, $8.2 million, and $7.7 million, at year-end 2006, 2005, and 2004, respectively.

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 - 20 years; buildings, 10 - 40 years; and machinery and equipment, 3 - 12 years.

Long-Lived Assets
Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. Asset impairment charges recorded in connection with the Corporation’s restructuring activities are discussed in Restructuring Related Charges. These assets included real estate, manufacturing equipment, and certain other fixed assets. The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is constantly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.

Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of reporting units in continuing operations exceeds their carrying value so no impairment of goodwill was recognized in continuing operations. Management’s assumptions about future cash flows for the reporting units requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The goodwill associated with the reporting unit held for sale was impaired and is included as part of the loss from discontinued operations.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indications of impairment exist. The Corporation has evaluated its trademarks for impairment and recognized an impairment charge of $1.0 million in 2006 and $0.5 million in 2005 related to two trademarks where the carrying value exceeded the fair market value. These trademarks were associated with the reporting unit classified as held for sale and is included as part of the loss from discontinued operations.

Product Warranties
The Corporation issues certain warranty policies on its furniture and hearth products that provides for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials, or workmanship. A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows:

(In thousands)	2006	2005	2004
Balance at the beginning of the period	$10,157	$10,794	$8,926
Accrual assumed from acquisition	125	-	688
Accruals for warranties issued during the period	12,273	9,809	10,486
Accrual related to pre-existing warranties	810	1,449	1,054
Settlements made during the period	(12,741)	(11,895)	(10,360)
Balance at the end of the period	$10,624	$10,157	$10,794

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

Product Development Costs
Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, building costs, utilities, and administrative fees. The amounts charged against income were $27.6 million in 2006, $27.3 million in 2005, and $27.4 million in 2004.

Stock-Based Compensation
The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. See “Stock-Based Compensation” footnote for further information.

Income Taxes
The Corporation accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.

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

Self-Insurance
The Corporation is partially self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Reclassifications
Prior periods Statements of Income have been restated for discontinued operations. Certain reclassifications have been made within the footnotes to conform to the current year presentation.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer that is a business entity to recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. This statement is effective for fiscal years ending after December 15, 2006. The Corporation adopted the new standard for its 2006 year-end financial statement and recognized on the 2006 balance sheet the funded status of pension and other postretirement benefit plans. The adoption of this statement increased the Corporation’s recorded liabilities by $6.1 million with no impact to the income statement. See “Postretirement Health Care” footnote for additional information.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not anticipate any material impact to its financial statements from the adoption of this standard.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation has completed its initial evaluation of the impact of the adoption of FIN 48 for fiscal year 2007 and determined that such adoption is not expected to have a material impact on the Corporation’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) which replaces Original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. Under the Original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required. The Corporation adopted SFAS No. 123(R) in the first quarter of fiscal 2006, beginning January 1, 2006. See “Stock Based Compensation” footnote for the impact of the adoption of SFAS No. 123(R) on net income and net income per share.

Restructuring Related Charges
As a result of the Corporation’s ongoing business simplification and cost reduction strategies, management made the decision in fourth quarter 2006 to close an office furniture facility in Monterrey, Mexico and consolidate production into other manufacturing locations. In connection with the shutdown of the Monterrey facility, the Corporation recorded $0.8 million of severance costs. The closure and consolidation will be completed during the first half of 2007. The Corporation anticipates additional restructuring charges of approximately $3.0 million.

During 2006, the Corporation completed the shutdown of two office furniture facilities which began in the third quarter of 2005. The facilities were located in Kent, Washington and Van Nuys, California and production from these facilities was consolidated into other manufacturing locations. Charges for these closures in 2005 totaled $4.1 million which consisted of $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.2 million of severance, $0.4 million of pension related expenses and $1.9 million of factory exit, production relocation, and other costs which were recorded as restructuring costs. In connection with those shutdowns, the Corporation incurred $1.9 million of current period charges during 2006.

During 2003, the Corporation closed two office furniture facilities located in Milan, Tennessee and Hazleton, Pennsylvania and consolidated production into other manufacturing locations. In connection with those shutdowns, the Corporation incurred $1.2 million of current period charges during 2004.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2004. This summary does not include the effect of the Corporation’s employee retirement plans in 2005, as this item was not accounted for through the restructuring accrual on the Consolidated Balance Sheets but is included as a component of “Restructuring Related Charges” in the Consolidated Statements of Operations.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at January 3, 2004	$334	$1,100	$1,434
Restructuring charges	42	1,147	1,189
Restructuring credit	(31)	(272)	(303)
Cash payments	(345)	(1,975)	(2,320)
Restructuring reserve at January 1, 2005	$-	$-	$-
Restructuring charges	1,142	1,876	3,018
Cash payments	(325)	(632)	(957)
Restructuring reserve at December 31, 2005	$817	$1,244	$2,061
Restructuring charges	865	1,964	2,829
Cash payments	(841)	(3,208)	(4,049)
Restructuring reserve at December 30, 2006	$841	$-	$841

Business Combinations
The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer, and a small manufacturer of fireplace facings during 2006. The combined purchase price of these acquisitions less cash acquired totaled $78.2 million. The Corporation increased its borrowings under the revolving credit facility to fund the acquisitions. The Corporation acquired controlling interest in the office furniture dealer and the ability to call the remaining interest on or after fiscal year-end 2011. The Corporation must exercise its call on or before the end of fiscal 2016. SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability for the remaining interest at fair value as of the acquisition date.

The Corporation has finalized the allocation of the purchase price for all acquisitions other than the office furniture dealer acquisition which occurred in the final month of the year. Any modification is not expected to be significant. There are approximately $51.7 million of intangibles associated with these acquisitions. Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization. The remaining $37.7 million have estimated useful lives ranging from two to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships. There is approximately $13.9 million of goodwill associated with these acquisitions of which $11.1 million was assigned to the furniture segment and $2.8 was assigned to the hearth segment. Approximately $6.9 million of the goodwill is not deductible for income tax purposes.

The Corporation completed the acquisition of four small office furniture services companies, three office furniture dealers, and three small hearth distributors during 2005. The combined purchase price of these acquisitions totaled $35.4 million, of which $33.4 million was paid in cash and the remaining is due to the sellers over the next several years. The Corporation acquired controlling interests in the three office furniture dealers and the ability to call the remaining interests on or after fiscal year-end 2008 and 2010. The Corporation must exercise its calls on or before the end of fiscal 2014 and 2015. SFAS No.150 requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability for the remaining interest at fair value. The Corporation continues to monitor and adjust the recorded amount to accrete the obligation to the estimated redemption amount through a charge to earnings as required. There are approximately $14.1 million of intangibles associated with these acquisitions. Of these acquired intangible assets, $1.5 million was assigned to indefinite-lived trademarks that are not subject to amortization. The remaining $12.6 million have estimated useful lives ranging from two to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships. There is approximately $18.9 million of goodwill associated with these acquisitions, of which $13.7 million was assigned to the furniture segment and $5.2 million was assigned to the hearth products segment. Approximately $2.1 million of the goodwill assigned to the furniture segment is not deductible for tax purposes.

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

On July 6, 2004, the Corporation acquired a controlling interest in Omni Workspace Company (formerly Omni Remanufacturing, Inc.). Omni Workspace Company is comprised of two divisions - A&M Business Interior Services (“A&M”), an office furniture services company, and IntraSpec Solutions (“ISS”), a panel systems re-manufacturer. The Corporation acquired 80 percent of the common stock of Omni Workspace Company and the ability to call the remaining 20 percent of the shares on or after the fiscal year end 2009. The Corporation must exercise its call on or before the end of fiscal year end 2014. SFAS No. 150 requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability at the acquisition date for the remaining 20 percent of the shares at fair value. The Corporation continues to monitor and adjust the recorded amount to accrete the obligation to the estimated redemption amount in 2014 through a charge to earnings as required.

The Corporation acquired $12.7 million of intangible assets from the Omni acquisition, of which $7.3 million was associated with the A&M division and $5.4 million was associated with the ISS division. Included in the A&M intangibles was a registered trademark that is not subject to amortization of $1.3 million. The remaining $6.0 million of acquired intangible assets have estimated useful lives ranging from four to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships. Included in the ISS intangibles were registered trademarks not subject to amortization of $1.5 million. The remaining $3.9 million of acquired intangible assets had estimated useful lives of five to ten years. There was approximately $12.9 million of goodwill associated with the acquisition, of which $7.2 million was associated with the A&M division and $5.7 million was associated with the ISS division.

On July 19, 2004, the Corporation acquired Edward George Company (“Edward George”), a distributor of fireplaces, stone products, barbecues, and other building materials throughout Illinois, Indiana, and Kentucky, and its affiliate, Wisconsin Fireplace Systems with locations in Wisconsin for $27.7 million.

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

Discontinued Operations
During December 2006, the Corporation committed to a plan to sell a small non-core component of its office furniture segment. Revenues and expenses associated with this component are presented as discontinued operations for all periods presented. During the fourth quarter the Corporation recorded a pre-tax charge to reduce the assets to the fair market value of approximately $7.1 million. The charge was mainly due to the writedown of goodwill and other intangibles not deductible for tax purposes.

Summarized financial information for discontinued operations is as follows:

(in thousands)	2006	2005	2004
Discontinued Operations:
Operating loss before tax	$(818)	$(666)	$(123)
Benefit for income tax	(294)	(240)	(45)
Net loss from discontinued operations	(524)	(426)	(78)

Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	(7,125)	(500)	-
Benefit for income tax	(1,352)	(180)	-
Net impairment loss on discontinued operations	(5,773)	(320)	-
Loss from discontinued operations, net of income tax benefit	$(6,297)	$(746)	$(78)

Assets to be disposed of as of December 30, 2006 recorded in Prepaid Expenses and Other Current Assets are as follows:

(In thousands)	2006
Inventory	$1,030
Property and equipment	720
Total Assets Held for Sale	$1,750

Inventories
(In thousands)	2006	2005	2004
Finished products	$66,238	$61,027	$52,796
Materials and work in process	58,789	46,398	40,712
LIFO reserve	(19,262)	(16,315)	(15,918)
	$105,765	$91,110	$77,590

Property, Plant, and Equipment
(In thousands)	2006	2005	2004
Land and land improvements	$27,700	$26,361	$26,042
Buildings	266,801	240,174	234,421
Machinery and equipment	550,979	523,240	512,544
Construction and equipment installation in progress	12,936	23,976	13,686
	858,416	813,751	786,693
Less: accumulated depreciation	548,464	519,091	475,349
	$309,952	$294,660	$311,344

Goodwill and Other Intangible Assets
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist. The Corporation has evaluated its goodwill for impairment and has determined that the fair value of its reporting units included as continuing operations exceeds the carrying values and therefore, no impairment of goodwill was recorded in continuing operations. The Corporation did record an impairment charge of $5.7 million which was included in discontinued operations on the Consolidated Statements of Income.

The Corporation also owns trademarks having a net value of $43.2 million as of December 30, 2006, $30.2 million as of December 31, 2005, and $29.2 million as of January 1, 2005. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely. The Corporation recorded an impairment charge of $1.0 million in 2006 and $0.5 million in 2005 related to two office furniture trademarks associated with the discontinued operation where the carrying amount exceeded the current fair market value. The charge was included in discontinued operations on the Consolidated Statements of Income.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s consolidated balance sheets:

(In thousands)	2006	2005	2004
Patents	$18,780	$18,480	$18,820
Customer lists and other	103,492	67,211	54,702
Less: accumulated amortization	39,796	28,758	21,785
Net intangible assets	$82,476	$56,933	$51,737

Amortization expense for definite-lived intangibles for 2006, 2005, and 2004, was $10.4 million, $7.3 million, and $5.1 million, respectively. Amortization expense is estimated to range between $5.9 and $9.2 million per year over the next five years.

The changes in the carrying amount of goodwill since January 3, 2004, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2004	$43,611	$148,475	$192,086
Goodwill increase during period	21,920	10,548	32,468
Balance as of January 1, 2005	$65,531	$159,023	$224,554
Goodwill increase during period	12,128	5,562	17,690
Balance as of December 31, 2005	$77,659	$164,585	$242,244
Goodwill increase during period	12,810	2,790	15,600
Goodwill decrease during period	(5,654)	(429)	(6,083)
Balance as of December 30, 2006	$84,815	$166,946	$251,761

The goodwill increases relate to acquisitions completed. See Business Combinations note. The decrease in goodwill in the office furniture segment in 2006 is due to the impairment of the goodwill associated with discontinued operations. The decrease in the hearth products segment relates to the sale of a few small distribution locations.

Accounts Payable and Accrued Expenses
(In thousands)	2006	2005	2004
Trade accounts payable	$102,436	$86,945	$64,319
Compensation	27,835	34,272	25,722
Profit sharing and retirement expense	29,545	32,461	30,516
Marketing expenses	60,676	54,797	50,939
Other accrued expenses	108,390	100,747	89,266
	$328,882	$309,222	$260,762

Long-Term Debt
(In thousands)	2006	2005	2004
Note payable to bank, revolving credit agreement with interest at a variable rate (2006-5.70%; 2005-4.69%)	$144,000	$140,000	$-
Note payable to bank, with interest at a variable rate (2006-6.11%)	14,200	-	-
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	-	-
Industrial development revenue bonds, payable 2018 with interest at 4.02% per annum	2,300	2,300	2,300
Other notes and amounts	794	900	560
Total debt	311,294	143,200	2,860
Less: current portion	25,994	40,150	233
Long-term debt	$285,300	$103,050	$2,627

Aggregate maturities of long-term debt are as follows:
(In thousands)
2007	$25,994
2008	-
2009	-
2010	-
2011	133,000
Thereafter	$152,300

On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement. On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million. Amounts borrowed under the Credit Agreement may be borrowed, repaid, and reborrowed from time to time until January 28, 2011. As of December 30, 2006, $11 million was classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under the revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market. Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016. The Corporation maintained the revolving credit facility with a maximum borrowing of $300 million.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations. The Corporation has been and currently is in compliance with the covenants related to these debt agreements. The fair value of the Corporation’s outstanding long-term debt obligations at year-end 2006 approximates the recorded aggregate amount.

Selling and Administrative Expenses
(In thousands)	2006	2005	2004
Freight expense for shipments to customers	$182,814	$158,329	$132,498
Amortization of intangible and other assets	12,456	10,155	8,275
Product development costs	27,567	27,338	27,401
Other selling and administrative expenses	494,839	467,845	402,063
	$717,676	$663,667	$570,237

Income Taxes
Significant components of the provision for income taxes are as follows:

(In thousands)	2006	2005	2004
Current:
Federal	$61,943	$77,474	$60,425
State	8,671	8,954	5,976
Current provision	70,614	86,428	66,401
Deferred:
Federal	(7,877)	(8,048)	(1,008)
State	(651)	(1,081)	(106)
Deferred provision	(8,528)	(9,129)	(1,114)
	$62,086	$77,299	$65,287

A reconciliation of the statutory federal income tax rate to the Corporation’s effective income tax rate for continuing operations is as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.8	2.4	2.2
Credit for increasing research activities	(0.7)	(0.4)	(0.6)
Deduction related to domestic production activities	(0.8)	(0.9)	-
Extraterritorial income exclusion	(0.4)	(0.3)	(0.3)
True-up of deferred tax items	(2.1)	-	-
Other - net	(0.8)	0.2	0.2
Effective tax rate	33.0%	36.0%	36.5%

In the fourth quarter of 2006, the Corporation completed a detailed analysis of all deferred tax accounts, and determined that net deferred income tax liabilities were overstated by $4.1 million. This overstatement primarily relates to a deferred tax liability associated with property, plant, and equipment, partially offset by an overstated deferred tax asset associated with inventory. In analyzing the difference, the Corporation determined that the items originated in fiscal years prior to 2002. To correct this difference, the Corporation has reduced income tax expense in the fourth quarter of 2006 by $4.1 million. The effect of this adjustment is to reduce the effective income tax rate related to continuing operations by 2.1 percentage points for the year and increase earnings per share from continuing operations by $0.08.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2006	2005	2004
Net long-term deferred tax liabilities:
Tax over book depreciation	$(1,052)	$(16,458)	$(25,549)
Compensation	4,899	5,907	5,697
Goodwill	(33,826)	(30,499)	(24,362)
Other - net	658	5,577	1,660
Total net long-term deferred tax liabilities	(29,321)	(35,473)	(42,554)
Net current deferred tax assets:
Allowance for doubtful accounts	3,563	3,858	3,512
Vacation accrual	5,323	4,924	4,588
Inventory differences	3,096	5,720	4,304
Deferred income	(5,880)	(6,596)	(6,238)
Warranty accruals	3,906	3,847	3,504
Other - net	5,432	4,078	4,969
Total net current deferred tax assets	15,440	15,831	14,639
Net deferred tax (liabilities) assets	$(13,881)	$(19,642)	$(27,915)

Shareholders’ Equity and Earnings Per Share

	2006	2005	2004
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	47,905,351	51,848,591	55,303,323
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	-	-	-

The Corporation purchased 4,336,987; 4,059,068; and 3,641,400 shares of its common stock during 2006, 2005, and 2004, respectively. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2006	2005	2004
Numerators:
Numerators for both basic and diluted EPS net income	$123,375	$137,420	$113,582
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	50,059	54,649	57,127
Potentially dilutive shares from stock option plans	316	385	451

Denominator for diluted EPS	50,375	55,034	57,578

Earnings per share - basic	$2.46	$2.51	$1.99
Earnings per share - diluted	$2.45	$2.50	$1.97

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2006, 2005, and 2004, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this criterion for 2006 was 290,366; for 2005 was 176,900; and for 2004 was 25,000.

Components of accumulated other comprehensive income (loss) consist of the following:

(In thousands)	2006	2005	2004
Balance at beginning of period	$332	$349	$(406)
Foreign currency translation adjustments - net of tax	631	293	348
Change in unrealized gains (losses) on marketable securities - net of tax	-	-	407
Change in minimum pension liability - net of tax	537	(310)	-
Adjustment to initially apply FASB 158, net of tax	(4,562)	-	-
Balance at end of period	$(3,062)	$332	$349

In May 1997, the Corporation registered 400,000 shares of its common stock under its 1997 Equity Plan for Non-Employee Directors. This plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock of the Corporation, and awards of Corporation common stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2006, 2005, and 2004, 13,947; 13,621; and 10,738 shares of Corporation common stock were issued under the plan, respectively.

Cash dividends declared and paid per share for each year are:

(In dollars)	2006	2005	2004
Common shares	$.72	$.62	$.56

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan. Under the plan, 800,000 shares of common stock were registered for issuance to participating members. Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who have one year of employment eligibility and work a minimum of 20 hours a week. The price of the stock purchased under the plan is 85% of the closing price on the applicable purchase date. No member may purchase stock under the plan in an amount which exceeds the lesser of 20% of his/her gross earnings or a maximum fair value of $25,000 in any calendar year. During 2006, 114,397 shares of common stock were issued under the plan at an average price of $40.03. During 2005, 77,410 shares of common stock were issued under the plan at an average price of $44.87. During 2004, 73,921 shares of common stock were issued under the plan at an average price of $34.70. An additional 407,616 shares were available for issuance under the plan at December 30, 2006.

The Corporation has granted rights to purchase shares of the Corporation’s common stock pursuant to a shareholders’ rights plan. The rights become exercisable in connection with certain acquisitions of 20% or more of the Corporation’s common stock by any person or group in a transaction not approved by the Corporation’s Board of Directors. Each right entitles its holder to purchase shares of common stock of the Corporation with a market value of $400 at a price of $200, unless the Board authorizes the rights be redeemed. The rights may be redeemed for $0.01 per right at any time before the rights become exercisable. In certain instances, the right to purchase applies to the capital stock of the acquirer instead of the common stock of the Corporation. The Corporation has reserved preferred shares necessary for issuance should the rights be exercised. The rights are scheduled to expire on August 20, 2008.

The Corporation has entered into change in control employment agreements with corporate officers and certain other key employees. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock when more than one-third of the Corporation’s Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors, upon certain business combinations involving the Corporation or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution. Upon a change in control, a key employee is deemed to have a two-year employment with the Corporation, and all of his or her benefits vest under the Corporation compensation plans. If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive, among other benefits, a severance payment equal to two times annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation
Under the Corporation’s 1995 Stock-Based Compensation Plan (the “Plan”), as amended effective August 8, 2006, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel. As of September 30, 2006 there are approximately 2.5 million shares available for future issuance under the Plan. The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors. Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards. Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation also has a shareholder approved Members’ Stock Purchase Plan (the “MSP Plan”). The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date. During 2006, 114,397 shares of the Corporation’s common stock were issued under the MSP Plan at an average price of $40.03.

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.

Prior to January 1, 2006, the Corporation used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore did not recognize compensation expense in association with options granted at or above the market price of common stock at the date of grant.

As a result of adopting the new standard, earnings before income taxes for the year ended December 30, 2006 decreased by $3.2 million, and net earnings decreased by $2.1 million, or $.04 per basic share and $.04 per diluted share. These results reflect stock compensation expense of $3.2 million and tax benefits of $1.1 million for the period.

Adoption of the new standard also affected the presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements. For the year ended December 30, 2006, cash flow from operating activities was reduced by $0.9 million and cash flow from financing activities was increased by $0.9 million as a result of the new standard.

Concurrent with the adoption of the new statement, the Corporation began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation expense for the Corporation’s pro forma net earnings disclosure for the years ended December 31, 2005, and January 1, 2005, as presented in the table below. The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Under both approaches, the Corporation elected to recognize stock compensation on a straight-line basis.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

(In millions, except for per share data)	2005	2004
Net income, as reported	$137.4	$113.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.8	5.0
Pro forma net income	$135.6	$108.6
Earnings per share:
Basic - as reported	$2.51	$1.99
Basic - pro forma	$2.48	$1.90
Diluted - as reported	$2.50	$1.97
Diluted - pro forma	$2.47	$1.89

The stock compensation expense for the year ended December 30, 2006 and the stock compensation expense used in the preceding disclosure of pro forma earnings for the years ended December 31, 2005 and January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Year Ended Dec. 30, 2006	Year Ended Dec. 31, 2005	Year Ended Jan. 1, 2005
Expected term	7 years	7 years	7 years
Expected volatility:
Range used	29.75% - 31.23%	31.77% - 33.49%	34.81% - 35.13%
Weighted-average	31.21%	33.47%	35.12%
Expected dividend yield:
Range used	1.24% - 1.43%	1.17% - 1.45%	1.31% - 1.49%
Weighted-average	1.24%	1.45%	1.32%
Risk-free interest rate:
Range used	4.62% - 5.08%	4.21% - 4.57%	4.36% - 4.80%

Expected volatilities are based on historical volatility due to the fact that they Corporation did not feel that future volatility over the expected term of the options is likely to differ from the past. The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years. The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends. The Corporation elected to use the simplified method as allowed by Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB No. 107”) to determine the expected term since the awards qualified as “plain vanilla” options as defined in SAB No. 107. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2004.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 3, 2004	1,469,250	$24.15
Granted	340,900	39.59
Exercised	(448,500)	22.33
Forfeited	(53,200)	27.61
Outstanding at January 1, 2005	1,308,450	$28.65
Granted	175,800	42.81
Exercised	(331,500)	25.14
Forfeited	(24,100)	30.95
Outstanding at December 31, 2005	1,128,650	$31.84
Granted	135,946	58.06
Exercised	(68,500)	22.51
Forfeited	(22,480)	39.91
Outstanding at December 30, 2006	1,173,616	$35.27

A summary of the Corporation’s nonvested shares as of December 30, 2006 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	695,400	$14.07
Granted	135,946	21.39
Vested	(142,900)	11.91
Forfeited	(22,480)	15.90
Nonvested at December 30, 2006	665,966	$15.97

At December 30, 2006, there was $4.2 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.3 years. Information about stock options that are vested or expected to vest and that are exercisable at December 30, 2006, follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,138,296	$34.95	5.3	$10,768
Exercisable	507,650	$28.57	2.6	$8,041

The weighted-average grant-date fair value of options granted was $21.39, $15.74, and $17.70 for 2006, 2005, and 2004, respectively. Other information for the year follows:

	Year ended
(In thousands)	Dec. 30, 2006	Dec. 31, 2005	Jan. 1, 2005
Total fair value of shares vested	$1,702	$875	$9,242
Total intrinsic value of options exercised	1,987	8,447	8,100
Cash received from exercise of stock options	1,542	8,334	10,014
Tax benefit realized from exercise of stock options	725	2,999	2,956

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans. The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $28.2 million, $27.4 million, and $27.3 million, in 2006, 2005, and 2004, respectively.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries. The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount. Net pension costs relating to these plans were $0, $653,000, and $0, in 2006, 2005, and 2004, respectively. The increase in 2005 is due to a plan curtailment resulting from the shutdown of an office furniture facility in Van Nuys, California. The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees. Pension expense for this plan amounted to $352,000, $353,000, and $322,000, in 2006, 2005, and 2004, respectively.

Postretirement Health Care
The Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” for its 2006 year-end financial statement and recognized on the 2006 balance sheet the funded status of other postretirement benefit plans. The following table provides the information required by SFAS No. 158. The table also provides the funded status of the plan, reconciled to the accrued postretirement benefits costs recognized in the Corporation’s balance sheets for the years prior to the adoption of the new standard.

(In thousands)	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$19,738	$18,958	$18,331
Service cost	326	303	284
Interest cost	1,053	1,057	1,066
Benefits paid	(1,218)	(1,503)	(1,780)
Actuarial (gain) or loss	(817)	923	1,057
Benefit obligation at end of year	$19,082	$19,738	$18,958

Change in plan assets
Fair value at beginning of year	$7,582	$8,777	$10,250
Actual return on assets	326	300	112
Employer contributions	3	8	195
Benefits paid	(1,218)	(1,503)	(1,780)
Fair value at end of year	$6,693	$7,582	$8,777

Funded Status of Plan	$(12,388)	$(12,156)	$(10,181)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$0	*	*
Noncurrent liabilities	$12,388	*	*

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Unrecognized Actuarial (Gain)/Loss	$2,069	*	*
Unrecognized Transition (Asset)/Obligation	3,618	*	*
Unrecognized prior service cost	431	*	*
	$6,118	*	*

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$0	*	*
Change during year prior to SFAS 158 adoption	0	*	*
Change due to the adoption of SFAS 158	6,118	*	*
Amount disclosed at end of year	$6,118	*	*

Reconciliation of funded status
Funded status	N/A	$(12,156)	$(10,181)
Unrecognized actuarial (gain) or loss	N/A	3,132	2,340
Unrecognized transition obligation or (asset)	N/A	4,199	4,780
Unrecognized prior service cost	N/A	661	892
Net amount recognized at year-end	N/A	$(4,164)	$(2,169)

Estimated Future Benefit Payments (In thousands)
Fiscal 2007	$1,376
Fiscal 2008	1,344
Fiscal 2009	1,335
Fiscal 2010	1,332
Fiscal 2011	1,331
Fiscal 2012 - 2016	7,321

Expected Contributions During Fiscal 2007
Total	$0

Plan Assets - Percentage of Fair Value by Category
	2006	2005	2004
Cash Equivalents	1%	0%	0%
Equity	25%	0%	0%
Debt	74%	0%	0%
Other	0%	100%	100%
Total	100%	100%	100%

The Corporation invested these funds in high-grade money market instruments in 2005 and 2004.

The discount rates at fiscal year-end 2006, 2005, and 2004, were 5.8%, 5.5%, and 5.75%, respectively. The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2007
Service cost	$481
Interest cost	1,067
Expected return on assets	(240)
Amortization of unrecognized net (gain)/loss	13
Amortization of unrecognized transition (asset)/obligation	581
Amortization of unrecognized prior service cost	230
Net periodic postretirement benefit cost/(income)	$2,132

A discount rate of 5.8% and an expected long-term return on plan assets of 4.0% were used to determine net periodic benefit cost for 2007.

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

Leases
The Corporation leases certain warehouse, plant facilities, and equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2006 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2007	$211	$31,001
2008	211	27,740
2009	211	24,407
2010	211	21,516
2011	168	17,164
Thereafter	-	19,402
Total minimum lease payments	1,012	$141,230
Less: amount representing interest	197
Present value of net minimum lease payments, including current maturities of $141	$815

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2006	2005	2004
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	-	38	196
Office equipment	-	761	761
	3,299	4,098	4,256
Less: allowances for depreciation	2,954	3,564	3,307
	$345	$534	$949

Rent expense for the years 2006, 2005, and 2004, amounted to approximately $32.1 million, $19.5 million, and $16.1 million, respectively. The Corporation has an operating lease for a production facility with annual rentals totaling approximately $371,000 with a corporation in which the minority owner of one of the Corporation’s consolidated subsidiaries is an investor. Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $165,000, $169,000, and $241,000, for the years 2006, 2005, and 2004, respectively.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $25 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, preferential payment claims in customer bankruptcies, environmental remediation, taxes, and other claims. It is the Corporation’s opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

Significant Customer
One office furniture customer accounted for approximately 12%, 12%, and 13% of consolidated net sales in 2006, 2005, and 2004, respectively.

Operating Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the Corporation as being in two operating segments: office furniture and hearth products, with the former being the principal segment. The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products. The hearth products segment manufactures and markets a broad line of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories, principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2006, 2005, and 2004, is as follows for continuing operations:

(In thousands)	2006	2005	2004
Net sales:
Office furniture	$2,077,040	$1,838,386	$1,561,765
Hearth products	602,763	594,930	522,670
	$2,679,803	$2,433,316	$2,084,435
Operating profit:
Office furniture (a)(b)	$181,811	$177,487	$155,019
Hearth products	58,699	74,822	62,158
Total operating profit	240,510	252,309	217,177
Unallocated corporate expenses	(47,105)	(36,424)	(38,185)
Income before income taxes	$193,405	$215,885	$178,992
Depreciation and amortization expense:
Office furniture	$48,753	$43,967	$45,737
Hearth products	16,559	15,275	15,061
General corporate	4,191	6,272	5,905
	$69,503	$65,514	$66,703
Capital expenditures:
Office furniture	$42,126	$27,760	$18,635
Hearth products	11,093	8,498	13,878
General corporate	6,705	5,544	3,287
	$59,924	$41,802	$35,800
Identifiable assets:
Office furniture	$748,285	$617,591	$570,294
Hearth products	359,646	361,568	338,602
General corporate	118,428	161,112	112,761
	$1,226,359	$1,140,271	$1,021,657

(a)
Included in operating profit for the office furniture segment are pretax charges of $2.8 million, $3.5 million, and $0.9 million, for closing of facilities and impairment charges in 2006, 2005, and 2004, respectively.

(b)	Includes minority interest.

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

Year-End 2006: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$645,565	$667,706	$684,317	$682,215
Cost of products sold	416,610	434,060	447,587	454,625
Gross profit	228,955	233,646	236,730	227,590
Selling and administrative expenses	181,188	184,806	176,134	175,548
Restructuring related charges (income)	1,719	228	(27)	909
Operating income	46,408	48,612	60,623	51,133
Interest income (expense) - net	(1,108)	(3,425)	(4,111)	(4,540)
Earnings from continuing operations before income taxes and minority interest	44,940	45,187	56,512	46,593
Income taxes (1)	16,403	16,493	20,627	10,147
Minority interest in earnings of a subsidiary	(39)	(22)	(24)	(25)
Income from continuing operations	28,576	28,716	35,909	36,471
Discontinued operations, less applicable taxes	(106)	(64)	(147)	(5,980)
Net income	$28,470	$28,652	$35,762	$30,491
Net income from continuing operations - basic	$.55	$.56	$.73	$.76
Net income from discontinued operations - basic	(.00)	(.00)	(.00)	(.13)
Net income per common share - basic	$.55	$.56	$.73	$.63
Weighted-average common shares outstanding - basic	51,836	51,009	49,324	48,069
Net income from continuing operations - diluted	$.55	$.56	$.72	$.75
Net income from discontinued operations - diluted	(.00)	(.00)	(.00)	(.12)
Net income per common share - diluted	$.55	$.56	$.72	$.63
Weighted-average common shares outstanding - diluted	52,229	51,339	49,592	48,363
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	35.0	34.6	33.4
Selling and administrative expenses	28.1	27.7	25.7	25.7
Restructuring related charges	0.3	0.0	(0.0)	0.1
Operating income	7.2	7.3	8.9	7.5
Income taxes	2.5	2.5	3.0	1.5
Income from continuing operations	4.4	4.3	5.2	5.3
Discontinued operations, less applicable taxes	(0.0)	(0.0)	(0.0)	(0.9)
Net income	4.4	4.3	5.2	4.5

(1)	The Corporation recorded a $4.1 million tax benefit in the 4th quarter of 2006 as discussed in the “Income Taxes” footnote to the financial statements.

Year-End 2005: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$558,168	$589,620	$628,291	$657,237
Cost of products sold	363,139	376,169	393,200	416,967
Gross profit	195,029	213,451	235,091	240,270
Selling and administrative expenses	154,244	158,936	170,837	179,650
Restructuring related charges	-	-	1,071	2,391
Operating income	40,785	54,515	63,183	58,229
Interest income (expense) - net	55	98	(498)	(492)
Earnings from continuing operations before income taxes and minority interest	40,840	54,613	62,685	57,737
Income taxes	14,498	19,386	22,251	21,580
Minority interest in earnings of a subsidiary	-	-	(11)	5
Income from continuing operations	26,342	35,227	40,445	36,152
Discontinued operations, less applicable taxes	(220)	(242)	116	(400)
Net income	$26,122	$34,985	$40,561	$35,752
Net income from continuing operations - basic	$.48	$.64	$.74	$.68
Net income from discontinued operations - basic	(.01)	(.01)	.00	(.01)
Net income per common share - basic	$.47	$.63	$.74	$.67
Weighted-average common shares outstanding - basic	55,176	55,131	55,012	53,278
Net income from continuing operations - diluted	$.47	$.63	$.73	$.67
Net income from discontinued operations - diluted	(.00)	(.00)	.00	(.00)
Net income per common share - diluted	$.47	$.63	$.73	$.67
Weighted-average common shares outstanding - diluted	55,551	55,513	55,447	53,693
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.9	36.2	37.4	36.6
Selling and administrative expenses	27.6	27.0	27.2	27.3
Restructuring related charges	-	-	0.2	0.4
Operating income	7.3	9.2	10.1	8.9
Income taxes	2.6	3.3	3.5	3.3
Income from continuing operations	4.7	6.0	6.4	5.5
Discontinued operations, less applicable taxes	(0.0)	(0.0)	0.0	(0.1)
Net income	4.7	5.9	6.5	5.4

Year-End 2004: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$464,037	$508,605	$569,485	$542,308
Cost of products sold	294,275	324,984	364,748	350,770
Gross profit	169,762	183,621	204,737	191,538
Selling and administrative expenses	134,580	142,579	146,657	146,421
Restructuring related charges	520	215	135	16
Operating income	34,662	40,827	57,945	45,101
Interest income (expense) - net	355	120	(29)	11
Earnings from continuous operations before income taxes	35,017	40,947	57,916	45,112
Income taxes	12,606	15,121	21,139	16,466
Income from continuous operations	22,411	25,826	36,777	28,646
Discontinued operations, less applicable taxes	-	-	(33)	(45)
Net income	$22,411	$25,826	$36,744	$28,601
Net income from continuing operations - basic	$.38	$.45	$.65	$.52
Net income from discontinued operations - basic	-	-	(.00)	(.00)
Net income per common share - basic	$.38	$.45	$.65	$.52
Weighted-average common shares outstanding - basic	58,240	57,943	56,192	55,511
Net income from continuing operations - diluted	$.38	$.44	$.65	$.51
Net income from discontinued operations - diluted	-	-	(.00)	(.00)
Net income per common share - diluted	$.38	$.44	$.65	$.51
Weighted-average common shares outstanding - diluted	58,690	58,378	56,635	55,897
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.6	36.1	36.0	35.3
Selling and administrative expenses	29.0	28.0	25.8	27.0
Restructuring related charges	0.1	0.0	0.0	0.0
Operating income	7.5	8.0	10.2	8.3
Income taxes	2.7	3.0	3.7	3.0
Income from continuing operations	4.8	5.1	6.5	5.3
Discontinued operations, less applicable taxes	-	-	(0.0)	(0.0)
Net income	4.8	5.1	6.5	5.3

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)
Quarterly 2006 - 2004

2006 by Quarter	High	Low	Dividends per Share
1st	$61.68	$54.83	$.18
2nd	59.70	44.68	.18
3rd	46.14	38.34	.18
4th	48.31	41.05	.18
Total Dividends Paid			$.72

2005 by Quarter	High	Low	Dividends per Share
1st	$45.70	$38.80	$.155
2nd	54.23	44.65	.155
3rd	60.23	50.92	.155
4th	62.41	46.94	.155
Total Dividends Paid			$.62

2004 by Quarter	High	Low	Dividends per Share
1st	$45.71	$35.25	$.14
2nd	42.42	36.56	.14
3rd	42.13	36.97	.14
4th	43.65	38.52	.14
Total Dividends Paid			$.56

Common Stock Market Price and Price/Earnings Ratio (Unaudited)
Fiscal Years 2006 - 2002

	Market Price		Diluted	Price/Earnings Ratio
Year	High	Low	Earnings per Share	High	Low
2006	$61.68	$38.34	$2.45	25	16
2005	62.41	38.80	2.50	25	16
2004	45.71	35.25	1.97	23	18
2003	44.12	24.65	1.68	26	15
2002	30.85	22.88	1.55	20	15
Five-Year Average				24	16

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 30, 2006

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD

(In thousands)

Year ended December 30, 2006: Allowance for doubtful accounts	$11,977	$3,363	-	$2,544 (A	)	$12,796

Year ended December 31, 2005: Allowance for doubtful accounts	$11,388	$3,738	-	$3,149 (A	)	$11,977

Year ended January 1, 2005: Allowance for doubtful accounts	$10,859	$2,784	-	$2,255 (A	)	$11,388

Note A: Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 4, 2004

(3ii)	By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 16, 2006

(4i)
Rights Agreement dated as of August 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998

(10i)
1995 Stock-Based Compensation Plan, as amended effective August 8, 2006, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(10ii)
1997 Equity Plan for Non-Employee Directors, as amended August 8, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(10iii)	Form of Registrant's Change in Control Agreement as amended November 10, 2006, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 10, 2006

(10iv)	Executive Long-Term Incentive Compensation Plan of the Registrant, incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995*

(10v)	ERISA Supplemental Retirement Plan of the Registrant, incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005*

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

Exhibit Number	Description of Document

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
HNI Corporation Long-Term Performance Plan of the Registrant, as amended on August 8, 2006, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(10xv)
First Amendment to Credit Agreement dated as of December 22, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2006

(10xvi)
Executive Deferred Compensation Plan of the Registrant as amended and restated on August 8, 2006, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(10xvii)
Second Amendment to Credit Agreement dated as of April 6, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10xviii)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

Exhibit Number	Description of Document

(10xix)
Directors Deferred Compensation Plan of the Registrant as amended on August 8, 2006, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(10xx)
Third Amendment to Credit Agreement dated as of November 8, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2006

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

(99A)
Executive Bonus Plan of the Registrant as amended and restated on August 8, 2006, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

*	Indicates management contract or compensatory plan.