Form 10-Q
period 2007-03-31
HNI CORP
filed 2007-05-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-14225

HNI Corporation
(Exact name of Registrant as specified in its charter)

Iowa	42-0617510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P. O. Box 1109, 408 East Second Street	52761-0071
Muscatine, Iowa 52761-0071	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 563/272-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒              NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐               NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Class	Outstanding at March 31, 2007
Common Shares, $1 Par Value	47,925,055

HNI Corporation and SUBSIDIARIES

Index

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2007 (Unaudited)	Dec. 30, 2006
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$24,561	$28,077
Short-term investments	9,107	9,174
Receivables	274,251	316,568
Inventories (Note C)	102,658	105,765
Deferred income taxes	17,473	15,440
Prepaid expenses and other current assets	21,887	29,150
Total Current Assets	449,937	504,174

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	27,548	27,700
Buildings	266,549	266,801
Machinery and equipment	548,766	550,979
Construction in progress	17,122	12,936
	859,985	858,416
Less accumulated depreciation	551,611	548,464

Net Property, Plant, and Equipment	308,374	309,952

GOODWILL	253,352	251,761

OTHER ASSETS	161,547	160,472

Total Assets	$1,173,210	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2007 (Unaudited)	Dec. 30, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,906	$328,882
Note payable and current maturities of long-term debt and capital lease obligations	14,724	26,135
Current maturities of other long-term obligations	1,970	3,525
Total Current Liabilities	295,600	358,542

LONG-TERM DEBT	287,300	285,300

CAPITAL LEASE OBLIGATIONS	639	674

OTHER LONG-TERM LIABILITIES	59,449	56,103

DEFERRED INCOME TAXES	22,095	29,321

MINORITY INTEREST IN SUBSIDIARY	237	500

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	47,925	47,906
Mar. 31, 2007 - 47,925,055 shares;
Dec. 30, 2006 - 47,905,351 shares

Paid-in capital	3,642	2,807
Retained earnings	459,064	448,268
Accumulated other comprehensive income	(2,741)	(3,062)

Total Shareholders' Equity	507,890	495,919

Total Liabilities and Shareholders' Equity	$1,173,210	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006
	(In thousands, except share and per share data)

Net sales	$609,200	$645,565
Cost of sales	402,500	416,610
Gross profit	206,700	228,955
Selling and administrative expenses	170,814	181,188
Restructuring and impairment	(136)	1,719
Operating income	36,022	46,048
Interest income	252	279
Interest expense	4,288	1,387
Earnings from continuing operations before income taxes and minority interest	31,986	44,940
Income taxes	11,363	16,403
Earnings from continuing operations before minority interest	20,623	28,537
Minority interest in earnings of subsidiary	(28)	(39)
Income from continuing operations	20,651	28,576
Discontinued operations, less applicable taxes	30	(106)
Net income	$20,681	$28,470
Net income from continuing operations - basic	$0.43	$0.55
Net income from discontinued operations - basic	$0.00	$0.00
Net income per common share - basic	$0.43	$0.55
Average number of common shares outstanding - basic	47,995,728	51,836,006
Net income from continuing operations - diluted	$0.43	$0.55
Net income from discontinued operations - diluted	$0.00	$0.00
Net income per common share - diluted	$0.43	$0.55
Average number of common shares outstanding - diluted	48,278,102	52,229,322
Cash dividends per common share	$0.195	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$20,681	$28,470
Noncash items included in net income:
Depreciation and amortization	17,182	16,828
Other postretirement and post employment benefits	533	527
Stock-based compensation	1,017	760
Excess tax benefits from stock compensation	(602)	(597)
Deferred income taxes	(7,532)	(8,771)
Loss on sale, retirement and impairment of long-lived assets and intangibles	918	645
Stock issued to retirement plan	6,611	7,948
Other - net	696	2,188
Net increase (decrease) in non-cash operating assets and liabilities	2,810	(34,682)
Increase (decrease) in other liabilities	(1,469)	(4,592)
Net cash flows from (to) operating activities	40,845	8,724

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(13,325)	(14,248)
Proceeds from sale of property, plant and equipment	229	174
Acquisition spending, net of cash acquired	(782)	(63,641)
Short-term investments - net	-	926
Purchase of long-term investments	(13,902)	(3,300)
Sales or maturities of long-term investments	12,288	2,250
Other - net	100	-
Net cash flows from (to) investing activities	(15,392)	(77,839)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	3,961	1,491
Purchase of HNI Corporation common stock	(13,119)	(16,634)
Excess tax benefits from stock compensation	602	597
Proceeds from long-term debt	69,416	162,000
Payments of note and long-term debt and other financing	(80,453)	(91,810)
Dividends paid	(9,376)	(9,338)
Net cash flows from (to) financing activities	(28,969)	46,306

Net increase (decrease) in cash and cash equivalents	(3,516)	(22,809)
Cash and cash equivalents at beginning of period	28,077	75,707
Cash and cash equivalents at end of period	$24,561	$52,898

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

Note A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 30, 2006 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation’s (the “Corporation”) annual report on Form 10-K for the year ended December 30, 2006.

Note B.	Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. For the three months ended March 31, 2007, and April 1, 2006, the Corporation recognized $1.0 million and $0.8 million, respectively, of stock-based compensation for the cost of stock options and shares issued under the Corporation’s Members’ Stock Purchase Plan (the “MSP Plan”).

At March 31, 2007, there was $6.3 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.

Note C.	Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out (LIFO) method.

(In thousands)	Mar. 31, 2007 (Unaudited)	Dec. 30, 2006
Finished products	$67,000	$66,238
Materials and work in process	54,920	58,789
LIFO allowance	(19,262)	(19,262)
	$102,658	$105,765

Index

Note D.	Comprehensive Income and Shareholders’ Equity

The Corporation’s comprehensive income for the first three months of 2007 consisted of net income, adjustments to net periodic benefit costs of $0.1 million, unrealized holding gains or losses on marketable securities of ($0.1) million, and foreign currency adjustments of $0.3 million.

For the three months ended March 31, 2007, the Corporation repurchased 285,645 shares of its common stock at a cost of approximately $13.1 million. As of March 31, 2007, $126.7 million of the Corporation’s Board of Directors’ current repurchase authorization remained unspent.

Note E.	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended
(In thousands, except per share data)	Mar. 31, 2007	Apr. 1, 2006
Numerators:
Numerator for both basic and diluted EPS net income	$20,681	$28,470
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47,996	51,836
Potentially dilutive shares from stock option plans	282	393
Denominator for diluted EPS	48,278	52,229
Earnings per share - basic	$0.43	$0.55
Earnings per share - diluted	$0.43	$0.55

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at March 31, 2007, and April 1, 2006, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended March 31, 2007, and April 1, 2006, was 320,509 and 136,828, respectively.

Note F.	Restructuring Reserve and Plant Shutdowns

As a result of the Corporation’s ongoing business simplification and cost reduction strategies, management made the decision in fourth quarter 2006 to close an office furniture facility and consolidate production into other manufacturing locations. In connection with the shutdown, the Corporation reduced a previously recorded severance accrual by $0.1 million during the quarter ended March 31, 2007. The Corporation expects that the closure and consolidation will be completed early in the third quarter of 2007. The Corporation anticipates additional restructuring charges of approximately $2.0 million.

Index

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 30, 2006	$841	$-	$841
Restructuring charges	(136)	-	(136)
Cash payments	(214)	-	(214)
Balance as of March 31, 2007	$491	$-	$491

Note G.	Business Combinations

The Corporation completed the acquisition of a small office furniture dealer during the first quarter ended March 31, 2007 for a purchase price of approximately $1.0 million. The Corporation acquired a controlling interest and the ability to call the remaining interest on or after fiscal year-end 2012. The Corporation must exercise its call on or before the end of fiscal 2017. Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. It also requires that mandatorily redeemable financial instruments be measured at fair value. Therefore, the Corporation has recorded a liability for the remaining interest in the dealer at fair value at the acquisition. The Corporation is in the process of finalizing the allocation of the purchase price.

Note H.	Discontinued Operations

During December 2006, the Corporation committed to a plan to sell a small non-core component of its office furniture segment. Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended
(In thousands)	Mar. 31, 2007	Apr. 1, 2006
Discontinued operations:
Operating income/(loss) before tax	$47	$(167)
Tax impact	17	(61)
Income/(loss) from discontinued operations, net of income tax	$30	$(106)

Note I.	Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 31, 2007 and December 30, 2006, which are reflected in the “Other Assets” line item in the Corporation’s condensed consolidated balance sheets:

Index

(In thousands)	Mar. 31, 2007	Dec. 30, 2006
Patents	$18,780	$18,780
Customer relationships and other	105,523	103,492
Less: accumulated amortization	42,173	39,796
	$82,130	$82,476

Aggregate amortization expense for the three months ended March 31, 2007 and April 1, 2006 was $2.4 million and $2.3 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2007	2008	2009	2010	2011
Amortization Expense	$9.0	$8.2	$6.7	$6.6	$5.7

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $43.2 million. The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 30, 2006, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 30, 2006	$84,815	$166,946	$251,761
Goodwill increase during period	1,591	-	1,591
Balance as of March 31, 2007	$86,406	$166,946	$253,352

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter, or whenever indicators of impairment exist. The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized in the quarter. The increase in goodwill relates to the acquisitions completed during the first quarter and final purchase price adjustments related to prior acquisitions.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Activity associated with warranty obligations was as follows during the period:

Index

	Three Months Ended
(In thousands)	Mar. 31, 2007	Apr. 1, 2006
Balance at beginning of period	$10,624	$10,157
Accruals for warranties issued during period	3,797	3,045
Adjustments related to pre-existing warranties	(127)	482
Settlements made during the period	(3,832)	(3,038)
Balance at end of period	$10,462	$10,646

Note K.	Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following table sets forth the components of net periodic benefit cost included in the Corporation’s income statement for:

	Three Months Ended
(In thousands)	Mar. 31, 2007	Apr. 1, 2006
Service cost	$120	$82
Interest cost	267	263
Expected return on plan assets	(60)	(44)
Amortization of transition obligation	145	145
Amortization of prior service cost	58	58
Amortization of (gain)/loss	3	23
Net periodic benefit cost	$533	$527

Note L.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

The Corporation adopted the provisions of FIN 48 on December 31, 2006, the beginning of fiscal 2007. As a result of the implementation of FIN 48, the Corporation recognized a $1.7 million increase in the liability for unrecognized benefits. This increase in liability resulted in a decrease to the December 31, 2006 retained earnings balance in the amount of $0.5 million and a reduction in deferred tax liabilities of $1.2 million. The amount of unrecognized tax benefits at December 31, 2006 is $3.9 million of which $2.7 million would impact the Corporation’s effective tax rate, if recognized.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting. As of December 31, 2006, the Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.5 million and $0.4 million, respectively.

Index

The Internal Revenue Service (“IRS”) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved. The years 2004 through 2006 remain open for examination by the IRS. The years 2002 through 2006 are currently under examination or remain open to examination by several states.

As of December 31, 2006 it is reasonably possible that the amounts of several of the unrecognized tax benefits may increase or decrease within the twelve months following the reporting date. It is not expected that any of the changes will be significant individually or in total to the results or financial position of the Corporation.

Note M.	Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $25.1 million to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note N.	New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not anticipate any material impact to its financial statements from the adoption of this standard.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007. The Corporation is currently reviewing the impact, if any, that SFAS 159 will have on its consolidated financial statements.

Index

Note O.	Business Segment Information

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated corporate expenses include the net cost of the Corporation’s corporate operations, interest income, and interest expense. The increase in unallocated corporate expenses compared to prior year is due to increased interest expense and group medical costs. Management views interest income and expense as corporate financing costs rather than a business segment cost. In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation’s primary market and capital investments are concentrated in the United States.

Index

Reportable segment data reconciled to the consolidated financial statements for the three month periods ended March 31, 2007 and April 1, 2006, is as follows:

	Three Months Ended
(In thousands)	Mar. 31, 2007	Apr. 1, 2006
Net Sales:
Office Furniture	$497,851	$487,607
Hearth Products	111,349	157,958
	$609,200	$645,565

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$38,926	$42,346
Restructuring and impairment charges	136	(1,719)
Office Furniture - net	39,062	40,627
Hearth products	7,721	11,733
Total operating profit	46,783	52,360
Unallocated corporate expense	(14,753)	(7,359)
Income before income taxes	$32,030	$45,001

Depreciation & Amortization Expense:
Office furniture	$12,354	$11,155
Hearth products	3,688	4,533
General corporate	1,140	1,140
	$17,182	$16,828

Capital Expenditures:
Office furniture	$10,825	$9,471
Hearth products	2,207	2,770
General corporate	293	2,007
	$13,325	$14,248

	As of Mar. 31, 2007	As of Apr. 1, 2006
Identifiable Assets:
Office furniture	$706,275	$708,767
Hearth products	356,638	374,963
General corporate	110,297	124,256
	$1,173,210	$1,207,986
(1) Includes minority interest.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales for the first quarter of 2007 decreased 5.6 percent to $609.2 million. The decrease was driven primarily by the decline in the hearth business and softness in the supplies driven channel of the office furniture business. Gross margins for the quarter decreased from prior year levels due primarily to decreased volume. Selling and administrative expenses decreased due to lower volume, cost containment initiatives and lower restructuring costs.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Corporation continually evaluates its accounting policies and estimates. The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006. As of December 31, 2006, the Corporation adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” During the first three months of 2007, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation’s adoption of FIN 48.

Index

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	Mar. 31, 2007	Apr. 1, 2006	Percent Change
Net sales	$609,200	$645,565	-5.6%
Cost of sales	402,500	416,610	-3.4
Gross profit	206,700	228,955	-9.7
Selling & administrative expenses	170,814	181,188	-5.7
Restructuring & impairment charges	(136)	1,719	-107.9
Operating income	36,022	46,048	-21.8
Interest expense, net	4,036	1,108	264.3
Earnings from continuing operations before income taxes and minority interest	31,986	44,940	-28.8
Income taxes	11,363	16,403	-30.7
Minority interest in earnings of a subsidiary	(28)	(39)	-28.0
Income from continuing operations	$20,651	$28,576	-27.7

Consolidated net sales for the first quarter decreased 5.6 percent or $36.4 million compared to the same quarter last year. Acquisitions contributed $15.5 million or 2.4 percentage points of sales. Organic sales growth was down due primarily to the decline in the hearth business and softness in the supplies driven channel of the office furniture business.

Gross margins for the first quarter decreased to 33.9 percent compared to 35.5 percent for the same quarter last year. The decrease was primarily due to decreased volume. Price increases implemented in the prior year more than offset the moderate increases in material costs experienced during the quarter.

Total selling and administrative expenses for the quarter decreased by $12.2 million compared to the same quarter last year. The decrease was due to lower volume related costs, cost containment initiatives, and lower restructuring costs. The Corporation continues to implement plans to close a small office furniture facility in Monterrey, Mexico. During first quarter 2007, the Corporation decreased the restructuring charge accrued in fourth quarter 2006 as actual severance payments were lower than originally estimated. The Corporation expects that the closure and consolidation will be completed early in the third quarter of 2007. The Corporation anticipates additional restructuring charges related to this shutdown of approximately $2.0 million.

Income from continuing operations decreased 27.7 percent and income from continuing operations per diluted share decreased 21.8 percent compared to the same quarter in 2006. Interest expense increased $2.9 million during the quarter on moderate debt levels, consistent with the Corporation’s capital structure strategy. Income from continuing operations per share was positively impacted $0.03 per share as a result of the Corporation’s share repurchase program.

Index

The annualized effective tax rate for first quarter 2007 decreased to 35.5 percent compared to 36.5 percent in first quarter 2006 due to additional benefits from the U.S. manufacturing deduction and the reinstatement of the research tax credit partially offset by higher state taxes.

The Corporation has made the decision to sell a small, non-core component of the office furniture segment and anticipates closing on the sale during the second quarter of 2007. Revenues and expenses associated with the business operations are presented as discontinued operations for all periods presented in the financial statements.

Office Furniture

First quarter sales for the office furniture segment increased 2.1 percent or $10.2 million to $497.9 million from $487.6 million for the same quarter last year as $14.7 million of incremental sales from acquisitions offset lower sales from the supplies driven channel. Operating profit prior to unallocated corporate expenses decreased $1.6 million to $39.1 million primarily as a result of lower volume. In addition, acquisitions negatively impacted profitability during the quarter as anticipated. Operating profit was positively impacted by $1.9 million of lower restructuring related costs compared to first quarter 2006.

Hearth Products

First quarter net sales for the hearth products segment decreased 29.5 percent or $46.6 million to $111.3 million from $158.0 million for the same quarter last year. The Corporation’s acquisitions completed during 2006 contributed approximately $0.8 million of new sales. The Corporation continued to be negatively impacted by housing market conditions and lower comparable sales of alternative fuel products. Operating profit prior to unallocated corporate expenses decreased $4.0 million to $7.7 million due to lower volume offset partially by cost reduction initiatives implemented during fourth quarter 2006 and a smaller mix of lower margin remodel/retrofit business.

Liquidity and Capital Resources

As of March 31, 2007, cash and short-term investments were $33.7 million compared to $37.3 million at year-end 2006. Cash flow from operations for the first three months was $40.8 million compared to $8.7 million in 2006 primarily due to timing of trade receivable collections. Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth. The Corporation has sufficient liquidity to manage its operations and as of March 31, 2007 maintained additional borrowing capacity of $140 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Capital expenditures for the first three months of 2007 were $13.3 million compared to $14.2 million in 2006 and were primarily for tooling and equipment for new products and efficiency initiatives. For the full year 2007, capital expenditures are expected to be $60 to $70 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of a small office furniture dealer during the first quarter ended March 31, 2007 for a purchase price of approximately $1.0 million. During the first three months of 2007, net borrowings under the Corporation’s revolving credit facility decreased $9 million as excess cash was utilized to pay down the revolver borrowings. As of March 31, 2007, $135 million of the revolving credit facility was outstanding with the entire portion classified as long-term as the Corporation does not expect to repay any of the remaining outstanding amount within the next twelve months.

Index

On February 14, 2007, the Corporation’s Board of Directors (the “Board”) approved an 8.3 percent increase in the common stock quarterly cash dividend from $0.18 per share to $0.195 per share. The dividend was paid on March 1, 2007, to shareholders of record on February 23, 2007. This was the 208th consecutive quarterly dividend paid by the Corporation.

For the three months ended March 31, 2007, the Corporation repurchased 285,645 shares of its common stock at a cost of approximately $13.1 million, or an average price of $45.93 per share. As of March 31, 2007, approximately $126.7 million of the Board’s current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006. During the first three months of fiscal 2007 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

The office furniture industry has moderated. In particular, the Corporation has experienced softness in the transactional supplies driven channel. Management does not anticipate these trends to improve during 2007. Management is actively identifying structural and operating cost reductions in response to the market conditions while continuing to focus on accelerating growth.

The hearth business continues to be negatively impacted by housing market conditions. Sales and profitability will be challenged through 2007. The Corporation will continue to evaluate its cost structure to ensure it is properly aligned with anticipated demand levels.

Index

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," and variations of such words and similar expressions identify forward-looking statements. Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results. These risks include, without limitation: the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation’s revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q. The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

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

Index

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of March 31, 2007, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

Furthermore, there have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Index

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

There are no new legal proceedings or material developments to report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended March 31, 2007.

Period	(a) Total Number of Shares(or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares(or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value)of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/31/06 - 1/27/07	-	-	-	$139,840,212
1/28/07 - 2/24/07	-	-	-	$139,840,212
2/25/07 - 3/31/07	285,645	$45.93	285,645	$126,721,336

Total	285,645	$45.93	285,645	$126,721,336

(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the first quarter of 1007, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.	Exhibits

See Exhibit Index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: May 3, 2007	By:	/s/ Jerald K. Dittmer
Jerald K. Dittmer
Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002