Form 10-Q
period 2007-06-30
HNI CORP
filed 2007-08-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-14225

HNI Corporation
(Exact name of Registrant as specified in its charter)

Iowa	42-0617510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P. O. Box 1109, 408 East Second Street	52761-0071
Muscatine, Iowa	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class	Outstanding at June 30, 2007
Common Shares, $1 Par Value	46,331,932

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets June 30, 2007, and December 30, 2006

	Condensed Consolidated Statements of Income Three Months Ended June 30, 2007, and July 1, 2006

	Condensed Consolidated Statements of Income Six Months Ended June 30, 2007, and July 1, 2006

	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2007, and July 1, 2006

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities – None	-

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information - None	-

Item 6.	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	Dec. 30, 2006
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$23,989	$28,077
Short-term investments	9,121	9,174
Receivables	296,813	316,568
Inventories (Note C)	111,955	105,765
Deferred income taxes	19,246	15,440
Prepaid expenses and other current assets	19,937	29,150
Total Current Assets	481,061	504,174

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	27,543	27,700
Buildings	270,962	266,801
Machinery and equipment	539,332	550,979
Construction in progress	24,616	12,936
	862,453	858,416
Less accumulated depreciation	552,567	548,464

Net Property, Plant, and Equipment	309,886	309,952

GOODWILL	252,044	251,761

OTHER ASSETS	159,632	160,472

Total Assets	$1,202,623	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	Dec. 30, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$321,989	$328,882
Note payable and current maturities of long-term debt and capital lease obligations	63,330	26,135
Current maturities of other long-term obligations	1,670	3,525
Total Current Liabilities	386,989	358,542

LONG-TERM DEBT	279,300	285,300

CAPITAL LEASE OBLIGATIONS	604	674

OTHER LONG-TERM LIABILITIES	57,183	56,103

DEFERRED INCOME TAXES	21,104	29,321

MINORITY INTEREST IN SUBSIDIARY	198	500

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	46,332	47,906
June 30, 2007 – 46,331,932 shares;
Dec. 30, 2006 – 47,905,351 shares

Paid-in capital	3,159	2,807
Retained earnings	409,830	448,268
Accumulated other comprehensive income	(2,076)	(3,062)

Total Shareholders' Equity	457,245	495,919

Total Liabilities and Shareholders' Equity	$1,202,623	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30, 2007	July 1, 2006
	(In thousands, except share and per share data)

Net sales	$618,160	$667,706
Cost of sales	402,523	434,060
Gross profit	215,637	233,646
Selling and administrative expenses	169,559	184,806
Restructuring and impairment	728	228
Operating income	45,350	48,612
Interest income	196	192
Interest expense	4,774	3,617
Earnings from continuing operations before income taxes and minority interest	40,772	45,187
Income taxes	14,404	16,493
Earnings from continuing operations before minority interest	26,368	28,694
Minority interest in earnings of subsidiary	(25)	(22)
Income from continuing operations	26,393	28,716
Discontinued operations, less applicable taxes	484	(64)
Net income	$26,877	$28,652
Net income from continuing operations – basic	$0.56	$0.56
Net income from discontinued operations - basic	$0.01	$(0.00)
Net income per common share – basic	$0.57	$0.56
Average number of common shares outstanding – basic	46,936,567	51,009,288
Net income from continuing operations – diluted	$0.56	$0.56
Net income from discontinued operations – diluted	$0.01	$(0.00)
Net income per common share – diluted	$0.57	$0.56
Average number of common shares outstanding – diluted	47,199,397	51,339,367
Cash dividends per common share	$0.195	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
	(In thousands, except share and per share data)

Net sales	$1,227,360	$1,313,271
Cost of sales	805,023	850,670
Gross profit	422,337	462,601
Selling and administrative expenses	340,373	365,994
Restructuring and impairment	592	1,947
Operating income	81,372	94,660
Interest income	448	471
Interest expense	9,062	5,004
Earnings from continuing operations before income taxes and minority interest	72,758	90,127
Income taxes	25,767	32,896
Earnings from continuing operations before minority interest	46,991	57,231
Minority interest in earnings of subsidiary	(53)	(61)
Income from continuing operations	47,044	57,292
Discontinued operations, less applicable taxes	514	(170)
Net income	$47,558	$57,122
Net income from continuing operations – basic	$0.99	$1.11
Net income from discontinued operations - basic	$0.01	$0.00
Net income per common share – basic	$1.00	$1.11
Average number of common shares outstanding – basic	47,466,147	51,422,647
Net income from continuing operations – diluted	$0.99	$1.10
Net income from discontinued operations – diluted	$0.01	$0.00
Net income per common share – diluted	$1.00	$1.10
Average number of common shares outstanding – diluted	47,733,977	51,781,098
Cash dividends per common share	$0.39	$0.36

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$47,558	$57,122
Noncash items included in net income:
Depreciation and amortization	33,730	34,857
Other postretirement and post employment benefits	1,066	1,055
Stock-based compensation	1,909	1,584
Excess tax benefits from stock compensation	(654)	(720)
Deferred income taxes	(10,344)	(9,090)
Loss on sale, retirement and impairment of long-lived assets and intangibles	2,384	344
Stock issued to retirement plan	6,611	7,948
Other – net	754	2,350
Net increase (decrease) in non-cash operating assets and liabilities	14,598	(60,053)
Increase (decrease) in other liabilities	(1,941)	(4,531)
Net cash flows from (to) operating activities	95,671	30,866

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(29,148)	(33,173)
Proceeds from sale of property, plant and equipment	305	965
Acquisition spending, net of cash acquired	(1,509)	(64,120)
Short-term investments – net	-	926
Purchase of long-term investments	(17,287)	(6,300)
Sales or maturities of long-term investments	15,267	3,900
Other – net	100	-
Net cash flows from (to) investing activities	(32,272)	(97,802)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	5,456	2,908
Purchase of HNI Corporation common stock	(85,000)	(107,858)
Excess tax benefits from stock compensation	654	720
Proceeds from long-term debt	141,470	411,675
Payments of note and long-term debt and other financing	(111,594)	(270,728)
Dividends paid	(18,473)	(18,554)
Net cash flows from (to) financing activities	(67,487)	18,163

Net increase (decrease) in cash and cash equivalents	(4,088)	(48,773)
Cash and cash equivalents at beginning of period	28,077	75,707
Cash and cash equivalents at end of period	$23,989	$26,934

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Note A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 30, 2006 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation’s (the "Corporation") annual report on Form 10-K for the year ended December 30, 2006.

Note B.	Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three and six months ended June 30, 2007, and July 1, 2006, the Corporation recognized $0.9 million and $1.9 million, and $0.8 million, and $1.6 million, respectively, of stock-based compensation for the cost of stock options and shares issued under the Corporation's Members' Stock Purchase Plan.

At June 30, 2007, there was $5.6 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.

Note C.	Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out (LIFO) method.

(In thousands)	June 30, 2007 (Unaudited)	Dec. 30, 2006
Finished products	$76,273	$66,238
Materials and work in process	54,944	58,789
LIFO allowance	(19,262)	(19,262)
	$111,955	$105,765

Note D.	Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the three-month period ended June 30, 2007 consisted of net income, adjustments to net periodic benefit costs of $0.1 million, unrealized holding gains or losses on marketable securities of $0.1 million, and foreign currency adjustments of $0.5 million.

The Corporation's comprehensive income for the first six months of 2007 consisted of net income, adjustments to net periodic benefit costs of $0.3 million, and foreign currency adjustments of $0.7 million.

For the six months ended June 30, 2007, the Corporation repurchased 1,933,895 shares of its common stock at a cost of approximately $85.0 million.  As of June 30, 2007, $54.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerators:
Numerator for both basic and diluted EPS net income	$26,877	$28,652	$47,558	$57,122
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	46,937	51,009	47,466	51,423
Potentially dilutive shares from stock option plans	262	330	268	358
Denominator for diluted EPS	47,199	51,339	47,734	51,781
Earnings per share – basic	$0.57	$0.56	$1.00	$1.11
Earnings per share – diluted	$0.57	$0.56	$1.00	$1.10

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at June 30, 2007, and July 1, 2006, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and six months ended June 30, 2007, was 469,878.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and six months ended July 1, 2006, was 135,566.

Note F.	Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in fourth quarter 2006 to close an office furniture facility and consolidate production into other manufacturing locations.  In connection with the shutdown, the Corporation incurred $0.7 million of current period charges during the quarter ended June 30, 2007.  The closure and consolidation is substantially completed.  The Corporation anticipates additional restructuring charges of approximately $0.4 million.  The following is a summary of changes in restructuring accruals during the six months ended June 30, 2007:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 30, 2006	$841	$-	$841
Restructuring charges	(337)	929	592
Cash payments	(404)	(929)	1,333
Balance as of June 30, 2007	$100	$-	$100

Note G.	Business Combinations

The Corporation completed the acquisition of a small office furniture dealer during the first quarter ended March 31, 2007 for a purchase price of approximately $1.0 million.  The Corporation acquired a controlling interest and the ability to call the remaining interest on or after fiscal year-end 2012.  The Corporation must exercise its call on or before the end of fiscal 2017.  Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  It also requires that mandatorily redeemable financial instruments be measured at fair value.  Therefore, the Corporation has recorded a liability for the remaining interest in the dealer at fair value as of the acquisition date.

Note H.	Discontinued Operations

The Corporation completed the sale of a previously announced small non-core component of its office furniture segment.  Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Discontinued operations:
Operating income/(loss) before tax	$749	$(101)	$796	$(268)
Tax impact	265	(37)	282	(98)
Income/(loss) from discontinued operations, net of income tax	$484	$(64)	$514	$(170)

Note I.	Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 30, 2007 and December 30, 2006, which are reflected in the "Other Assets" line item in the Corporation’s condensed consolidated balance sheets:

(In thousands)	June 30, 2007	Dec. 30, 2006
Patents	$18,780	$18,780
Customer relationships and other	104,677	103,492
Less: accumulated amortization	43,171	39,796
Balance at end of period	$80,286	$82,476

Aggregate amortization expense for the three and six months ended June 30, 2007 and July 1, 2006 was $2.3 million and $4.7 million, and $2.9 million and $5.2 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2007	2008	2009	2010	2011
Amortization Expense	$9.1	$8.3	$7.0	$6.6	$5.7

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $43.4 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 30, 2006, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 30, 2006	$84,815	$166,946	$251,761
Goodwill change during period	671	(388)	283
Balance as of June 30, 2007	$85,486	$166,558	$252,044

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter, or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceeds their carrying value so no impairment of goodwill was recognized in the quarter.  The increase in the office furniture segment goodwill relates to the acquisitions completed during the first quarter and final purchase price adjustments related to prior acquisitions.  The decrease in the hearth products segment relates to the sale of a few small retail locations.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006
Balance at beginning of period	$10,624	$10,157
Accruals for warranties issued during period	7,152	5,993
Adjustments related to pre-existing warranties	(42)	445
Settlements made during the period	(7,098)	(6,160)
Balance at end of period	$10,636	$10,435

Note K.	Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation’s income statement for:

	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006
Service cost	$240	$163
Interest cost	533	526
Expected return on plan assets	(120)	(87)
Amortization of transition obligation	291	291
Amortization of prior service cost	115	115
Amortization of (gain)/loss	7	47
Net periodic benefit cost	$1,066	$1,055

Note L.	Income Taxes

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

The Corporation adopted the provisions of FIN 48 on December 31, 2006, the beginning of fiscal 2007.  As a result of the implementation of FIN 48, the Corporation recognized a $1.7 million increase in the liability for unrecognized benefits.  This increase in liability resulted in a decrease to the December 31, 2006 retained earnings balance in the amount of $0.5 million and a reduction in deferred tax liabilities of $1.2 million.  The amount of unrecognized tax benefits at December 31, 2006 was $3.9 million of which $2.7 million would impact the Corporation's effective tax rate, if recognized.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting.  As of December 31, 2006, the Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.5 million and $0.4 million, respectively.

The Internal Revenue Service ("IRS") has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved.  The years 2004 through 2006 remain open for examination by the IRS.  The years 2002 through 2006 are currently under examination or remain open to examination by several states.

As of December 31, 2006 it is reasonably possible that the amounts of several of the unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  It is not expected that any of the changes will be significant individually or in total to the results or financial position of the Corporation.  As of June 30, 2007 there have been no material changes to the information included in this footnote.

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

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007.  The Corporation is currently reviewing the impact, if any, that SFAS 159 will have on its consolidated financial statements.

Note O.	Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products, with the former being the principal business segment.

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

The Corporation’s primary markets and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and six month periods ended June 30, 2007 and July 1, 2006, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales:
Office Furniture	$503,587	$510,740	$1,001,438	$998,347
Hearth Products	114,573	156,966	225,922	314,924
	$618,160	$667,706	$1,227,360	$1,313,271

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$45,317	$38,601	$84,243	$80,947
Restructuring and impairment charges	(728)	(228)	(592)	(1,947)
Office Furniture – net	44,589	38,373	83,651	79,000
Hearth products	9,723	18,206	17,444	29,939
Total operating profit	54,312	56,579	101,095	108,939
Unallocated corporate expense	(13,502)	(11,358)	(28,255)	(18,717)
Income before income taxes	$40,810	$45,221	$72,840	$90,222

Depreciation & Amortization Expense:
Office furniture	$11,923	$12,971	$24,277	$24,126
Hearth products	3,529	4,164	7,217	8,697
General corporate	1,096	894	2,236	2,034
	$16,548	$18,029	$33,730	$34,857

Capital Expenditures:
Office furniture	$11,268	$12,388	$22,093	$21,859
Hearth products	4,172	2,674	6,379	5,444
General corporate	383	3,863	676	5,870
	$15,823	$18,925	$29,148	$33,173

			As of June 30, 2007	As of July 1, 2006
Identifiable Assets:
Office furniture			$734,835	$737,297
Hearth products			361,431	387,641
General corporate			106,357	104,012
			$1,202,623	$1,228,950

(1)  Includes minority interest.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales for the second quarter of 2007 decreased 7.4 percent to $618.2 million.  The decrease was driven primarily by the decline in the hearth business and softness in the supplies driven channel of the office furniture business.  Gross margins for the quarter decreased slightly from prior year levels due primarily to decreased volume.  Selling and administrative expenses decreased due to lower volume, cost containment initiatives and lower incentive based compensation expense.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.  As of December 31, 2006, the Corporation adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  During the first six months of 2007, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation’s adoption of FIN 48.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Net sales	$618,160	$667,706	-7.4%	$1,227,360	$1,313,271	-6.5%
Cost of sales	402,523	434,060	-7.3	805,023	850,670	-5.4
Gross profit	215,637	233,646	-7.7	422,337	462,601	-8.7
Selling & administrative expenses	169,559	184,806	-8.3	340,373	365,994	-7.0
Restructuring & impairment charges	728	228	219.3	592	1,947	-69.6
Operating income	45,350	48,612	-6.7	81,372	94,660	-14.0
Interest expense, net	(4,578)	(3,425)	33.7	(8,614)	(4,533)	90.0
Earnings from continuing operations before income taxes and minority interest	40,772	45,187	-9.8	72,758	90,127	-19.3
Income taxes	14,404	16,493	-12.7	25,767	32,896	-21.7
Minority interest in earnings of a subsidiary	(25)	(22)	13.6	(53)	(61)	-13.1
Income from continuing operations	$26,393	$28,716	-8.1%	$47,044	$57,292	-17.9%

Consolidated net sales for the second quarter decreased 7.4 percent or $49.5 million compared to the same quarter last year.  Acquisitions contributed $6.1 million or 0.9 percentage points of sales.  Organic sales growth was down due primarily to the decline in the hearth business and softness in the supplies driven channel of the office furniture business.

Gross margins for the second quarter decreased slightly to 34.9 percent compared to 35.0 percent for the same quarter last year.  The decrease was primarily due to decreased volume.  Price increases implemented in the prior year more than offset the moderate increases in material costs experienced during the quarter.

Total selling and administrative expenses for the quarter decreased by $14.7 million compared to the same quarter last year.  The decrease was due to lower volume related costs, cost containment initiatives, and lower incentive based compensation expense.   The shutdown of a small office furniture facility in Monterrey, Mexico was largely completed during the quarter.  The Corporation incurred $0.7 million of current period charges during the quarter.  The Corporation anticipates additional restructuring charges related to this shutdown of approximately $0.4 million.

Income from continuing operations decreased 8.1 percent while income from continuing operations per diluted share remained flat compared to the same quarter in 2006 due to a $0.05 per share positive impact of the Corporation's share repurchase program.  Interest expense increased $1.2 million during the quarter on moderate debt levels, consistent with the Corporation’s capital structure strategy.

The annualized effective tax rate was reduced slightly from 35.5 percent to 35.4 percent during the quarter, resulting in an effective tax rate of 35.3 percent for the second quarter.  The annualized effective tax rate for second quarter 2006 was 36.5 percent.  The decrease from prior year is due to additional benefits from the U.S. manufacturing deduction and the reinstatement of the research tax credit partially offset by higher state taxes.

The Corporation completed the sale of a previously announced small, non-core component of the office furniture segment during the second quarter of 2007.  Revenues and expenses associated with the business operations are presented as discontinued operations for all periods presented in the financial statements.

For the first six months of 2007, consolidated net sales decreased $85.9 million, or 6.5 percent, to $1.2 billion compared to $1.3 billion in 2005.  Acquisitions added $21.6 million or 1.6 percentage points of sales.  Gross margins decreased to 34.4 percent compared to 35.2 percent last year.  Income from continuing operations was $47.0 million compared to $57.3 million in 2006, a decrease of 17.9 percent.  Earnings per share from continuing operations decreased 10.8 percent to $0.99 per diluted share compared to $1.11 per diluted share last year.  Earnings per share was positively impacted $0.08 as a result of the Corporation’s share repurchase program.

Office Furniture

Second quarter net sales for the office furniture segment decreased 1.4 percent or $7.2 million to $503.6 million from $510.7 million for the same quarter last year as $6.1 million of incremental sales from acquisitions partially offset lower sales from the supplies driven channel.  Operating profit prior to unallocated corporate expenses increased 16.2 percent or $6.2 million to $44.6 million primarily as a result of price increases and cost improvement initiatives.  Operating profit was negatively impacted by $0.5 million higher restructuring related costs compared to second quarter 2006.

Net sales for the first six months of 2007 increased 0.3 percent or $3.1 million to $1,001.4 million compared to $998.3 million in 2006.  Operating profit increased 5.9 percent or $4.7 million to $83.7 million as a result of price increases, cost improvement initiatives, and lower restructuring related costs compared to 2006.

Hearth Products

Second quarter net sales for the hearth products segment decreased 27.0 percent or $42.4 million to $114.6 million from $157.0 million for the same quarter last year.  The Corporation continued to be negatively impacted by housing market conditions and lower comparable sales of alternative fuel products.  Operating profit prior to unallocated corporate expenses decreased 46.6 percent or $8.5 million to $9.7 million due to lower volume offset partially by cost reduction initiatives and a favorable product mix.

Net sales for the first six months of 2007 decreased 28.3 percent to $225.9 million compared to $314.9 million in 2006.  Operating profit decreased 41.7 percent or $12.5 million to $17.4 million due to the same factors as described for the second quarter.

Liquidity and Capital Resources

As of June 30, 2007, cash and short-term investments were $33.1 million compared to $37.3 million at year-end 2006.  Cash flow from operations for the first six months of 2007 was $95.7 million compared to $30.9 million in 2006 primarily due to timing of trade receivable collections.  Management is focused on cash flow and working capital management.  The Corporation has sufficient liquidity to manage its operations and as of June 30, 2007 maintained additional borrowing capacity of $99 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Capital expenditures for the first six months of 2007 were $29.1 million compared to $33.2 million in 2006 and were primarily for tooling and equipment for new products and efficiency initiatives.  For the full year 2007, capital expenditures are expected to be $60 to $70 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of a small office furniture dealer during the first quarter ended March 31, 2007 for a purchase price of approximately $1.0 million.  During the first six months of 2007, net borrowings under the Corporation's revolving credit facility increased $32 million to fund share repurchases.  As of June 30, 2007, $176 million of the revolving credit facility was outstanding with $49 million classified as short-term as the Corporation expects to repay that portion of the borrowings within the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.195 per share on the Corporation's common stock on May 8, 2007, to shareholders of record at the close of business on May 18, 2007.  It was paid on June 1, 2007.  This was the 209th consecutive quarterly dividend paid by the Corporation.

For the six months ended June 30, 2007, the Corporation repurchased 1,933,895 shares of its common stock at a cost of approximately $85.0 million, or an average price of $43.95 per share.  As of June 30, 2007, approximately $54.8 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.  During the first six months of fiscal 2007 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

The office furniture industry continued to show moderate growth in the second quarter.  The Corporation has experienced softness in the transactional supplies driven channel.  Management anticipates similar market conditions for the remainder of 2007.  Management is actively identifying and implementing structural and operating cost reductions in response to the market conditions while continuing to focus on accelerating growth.

The hearth business continues to be negatively impacted by housing market conditions.  Management does not anticipate a housing recovery during 2007.  The Corporation will continue to evaluate its cost structure to ensure it is properly aligned with anticipated demand levels.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b)  cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, and (f) ability to maintain its effective tax rate; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation’s revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 4.	Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of June 30, 2007, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
4/01/07 – 4/28/07	315,535	$44.99	315,535	$112,524,497
4/29/07 – 5/26/07	1,283,383	$43.26	1,283,383	$57,001,538
5/27/07 – 6/30/07	49,332	$43.81	49,332	$54,840,239
Total	1,648,250	$43.61	1,648,250	$54,840,239

(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the second quarter of 2007, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 8, 2007, for purposes of electing five Directors to the Board, to approve amendments to the Corporation's Articles of Incorporation to eliminate supermajority shareholder voting requirements, to approve the HNI Corporation 2007 Stock-Based Compensation Plan, to approve the 2007 Equity Plan for Non-Employee Directors of HNI Corporation and to ratify the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountant for the fiscal year ended December 29, 2007.  As of March 2, 2007, the record date for the meeting, there were 48,156,613 shares of common stock issued and outstanding and entitled to vote at the meeting.  The first proposal voted upon was the election of five Directors for a term of three years or until their successors are elected and qualify.  The five persons nominated by the Board received the following votes and were elected:

Three-Year Term:	For	Withheld/Abstained	Against
Mary H. Bell	39,732,535 or 82.51%	4,022,626 or 8.35%	-0- or 0%
John A. Halbrook	38,442,055 or 79.83%	5,313,106 or 11.03%	-0- or 0%
James R. Jenkins	39,789,039 or 82.62%	3,966,122 or 8.24%	-0- or 0%
Dennis J. Martin	39,625,712 or 82.28%	4,129,449 or 8.58%	-0- or 0%
Abbie J. Smith	38,446,235 or 79.84%	5,308,926 or 11.02%	-0- or 0%

Other Directors whose term of office as a Director continued after the meeting are:  Stan A. Askren, Miguel M. Calado, Gary M. Christensen, Cheryl A. Francis, Larry B. Porcellato, Dennis J. Martin, Joseph Scalzo, Brian E. Stern, and Ronald V. Waters, III.

The second proposal voted upon was the approval of amendments to the Corporation's Articles of Incorporation to eliminate supermajority shareholder voting requirements.  The proposal was approved with 37,157,811 votes, or 77.16% voting for; 6,241,199 votes or 12.96% voting against; and 356,150 votes or 0.74% abstaining.

The third proposal voted upon was the approval of the HNI Corporation 2007 Stock-Based Compensation Plan.  The proposal was approved with 30,702,417 votes, or 63.76% voting for; 10,051,505 votes or 20.87% voting against; and 514,283 votes or 1.07% abstaining.

The fourth proposal voted upon was the approval of the 2007 Equity Plan for Non-Employee Directors of HNI Corporation.  The proposal was approved with 32,404,733 votes, or 67.30% voting for; 8,442,998 votes or 17.53% voting against; and 420,473 votes or 0.87% abstaining.

The fifth proposal voted upon was the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended December 29, 2007.  The proposal was approved with 38,578,637 votes, or 80.11% voting for; 1,573,083 votes, or 3.27% voting against; and 3,603,440 votes, or 7.48% abstaining.

As to the third and fourth proposal, there were 2,486,956 broker non-votes.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: August 2, 2007	By:	/s/ Jerald K. Dittmer
Name: Jerald K. Dittmer
Title: Vice President and Chief Financial Officer

EXHIBIT INDEX

(10.1)	Form of common stock grant agreement granted under the 2007 Equity Plan for Non-Employee Directors of HNI Corporation

(10.2)	Form of option award agreement granted under the HNI Corporation 2007 Stock-Based Compensation Plan

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002