Form 10-Q
period 2007-09-29
HNI CORP
filed 2007-11-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-14225

HNI Corporation (Exact name of Registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

P. O. Box 1109, 408 East Second Street, Muscatine, Iowa (Address of principal executive offices)	52761-0071 (Zip Code)

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
YES       X                       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      X            Accelerated filer                Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 29, 2007 46,004,806

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 29, 2007, and December 30, 2006	3

Condensed Consolidated Statements of Income Three Months Ended September 29, 2007, and September 30, 2006	5

Condensed Consolidated Statements of Income Nine Months Ended September 29, 2007, and September 30, 2006	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 29, 2007, and September 30, 2006	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure about Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information - None	-

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 29, 2007 (Unaudited)	Dec. 30, 2006
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$27,343	$28,077
Short-term investments	8,669	9,174
Receivables	318,263	316,568
Inventories (Note C)	100,983	105,765
Deferred income taxes	18,907	15,440
Prepaid expenses and other current assets	24,372	29,150
Total Current Assets	498,537	504,174

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,706	27,700
Buildings	267,572	266,801
Machinery and equipment	496,281	550,979
Construction in progress	25,571	12,936
	813,130	858,416
Less accumulated depreciation	511,234	548,464

Net Property, Plant, and Equipment	301,896	309,952

GOODWILL	252,912	251,761

OTHER ASSETS	158,834	160,472

Total Assets	$1,212,179	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 29, 2007 (Unaudited)	Dec. 30, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$364,328	$328,882
Note payable and current maturities of long-term debt and capital lease obligations	14,427	26,135
Current maturities of other long-term obligations	1,670	3,525
Total Current Liabilities	380,425	358,542

LONG-TERM DEBT	277,800	285,300

CAPITAL LEASE OBLIGATIONS	569	674

OTHER LONG-TERM LIABILITIES	58,629	56,103

DEFERRED INCOME TAXES	23,325	29,321

MINORITY INTEREST IN SUBSIDIARY	238	500

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	46,005	47,906
Sep. 29, 2007 – 46,004,806 shares;
Dec. 30, 2006 – 47,905,351 shares

Paid-in capital	3,398	2,807
Retained earnings	423,494	448,268
Accumulated other comprehensive income	(1,704)	(3,062)

Total Shareholders' Equity	471,193	495,919

Total Liabilities and Shareholders' Equity	$1,212,179	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Sep. 29, 2007	Sep. 30, 2006
	(In thousands, except share and per share data)

Net sales	$674,628	$684,317
Cost of sales	434,385	447,587
Gross profit	240,243	236,730
Selling and administrative expenses	176,904	176,134
Restructuring and impairment	4,264	(27)
Operating income	59,075	60,623
Interest income	326	339
Interest expense	4,815	4,450
Earnings from continuing operations before income taxes and minority interest	54,586	56,512
Income taxes	19,342	20,627
Earnings from continuing operations before minority interest	35,244	35,885
Minority interest in earnings of subsidiary	(63)	(24)
Income from continuing operations	35,307	35,909
Discontinued operations, less applicable taxes	-	(147)
Net income	$35,307	$35,762
Net income from continuing operations – basic	$0.76	$0.73
Net income from discontinued operations – basic	-	$(0.00)
Net income per common share – basic	$0.76	$0.73
Average number of common shares outstanding – basic	46,256,366	49,323,698
Net income from continuing operations – diluted	$0.76	$0.72
Net income from discontinued operations – diluted	-	$(0.00)
Net income per common share – diluted	$0.76	$0.72
Average number of common shares outstanding – diluted	46,486,724	49,591,889
Cash dividends per common share	$0.195	$0.18
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006
	(In thousands, except share and per share data)

Net sales	$1,901,988	$1,997,588
Cost of sales	1,239,408	1,298,257
Gross profit	662,580	699,331
Selling and administrative expenses	517,277	542,128
Restructuring and impairment	4,856	1,920
Operating income	140,447	155,283
Interest income	774	810
Interest expense	13,877	9,454
Earnings from continuing operations before income taxes and minority interest	127,344	146,639
Income taxes	45,109	53,523
Earnings from continuing operations before minority interest	82,235	93,116
Minority interest in earnings of subsidiary	(116)	(85)
Income from continuing operations	82,351	93,201
Discontinued operations, less applicable taxes	514	(317)
Net income	$82,865	$92,884
Net income from continuing operations – basic	$1.75	$1.84
Net income from discontinued operations – basic	$0.01	$(0.01)
Net income per common share – basic	$1.76	$1.83
Average number of common shares outstanding – basic	47,062,887	50,722,997
Net income from continuing operations – diluted	$1.74	$1.83
Net income from discontinued operations – diluted	$0.01	$(0.01)
Net income per common share – diluted	$1.75	$1.82
Average number of common shares outstanding – diluted	47,298,590	51,051,237
Cash dividends per common share	$0.585	$0.54
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$82,865	$92,884
Noncash items included in net income:
Depreciation and amortization	50,796	52,044
Other postretirement and post employment benefits	1,599	1,582
Stock-based compensation	2,784	2,412
Excess tax benefits from stock compensation	(816)	(742)
Deferred income taxes	(7,711)	(4,725)
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	(2,027)	(2,878)
Stock issued to retirement plan	6,611	7,948
Other – net	209	2,248
Net increase (decrease) in non-cash operating assets and liabilities	44,770	(76,530)
Increase (decrease) in other liabilities	(821)	(3,094)
Net cash flows from (to) operating activities	178,259	71,149

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(41,699)	(47,443)
Proceeds from sale of property, plant and equipment	11,957	5,266
Capitalized software	(48)	(903)
Acquisition spending, net of cash acquired	(4,266)	(78,292)
Short-term investments – net	-	926
Purchase of long-term investments	(20,517)	(9,600)
Sales or maturities of long-term investments	17,467	6,100
Other – net	294	-
Net cash flows from (to) investing activities	(36,812)	(123,946)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	8,396	4,291
Purchase of HNI Corporation common stock	(102,045)	(170,309)
Excess tax benefits from stock compensation	816	742
Proceeds from long-term debt	174,569	497,531
Payments of note and long-term debt and other financing	(196,394)	(293,605)
Dividends paid	(27,523)	(27,409)
Net cash flows from (to) financing activities	(142,181)	11,241

Net increase (decrease) in cash and cash equivalents	(734)	(41,556)
Cash and cash equivalents at beginning of period	28,077	75,707
Cash and cash equivalents at end of period	$27,343	$34,151

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2007

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 30, 2006 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.  For further information, refer to the audited consolidated financial statements and footnotes included in HNI Corporation’s (the "Corporation") annual report on Form 10-K for the year ended December 30, 2006.

Note B. Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three and nine months ended September 29, 2007, and September 30, 2006, the Corporation recognized $0.9 million and $2.8 million, and $0.8 million and $2.4 million, respectively, of stock-based compensation for the cost of stock options and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At September 29, 2007, the Corporation had $4.9 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 84% valued by the last-in, first-out (LIFO) method.

(In thousands)	Sep. 29, 2007 (Unaudited)	Dec. 30, 2006
Finished products	$68,848	$66,238
Materials and work in process	51,381	58,789
LIFO allowance	(19,246)	(19,262)
	$100,983	$105,765

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the three-month period ended September 29, 2007 consisted of net income, adjustments to net periodic benefit costs of $0.1 million, and foreign currency adjustments of $0.2 million.

The Corporation's comprehensive income for the nine-month period ended September 29, 2007 consisted of net income, adjustments to net periodic benefit costs of $0.4 million, and foreign currency adjustments of $1.0 million.

For the nine-month period ended September 29, 2007, the Corporation repurchased 2,370,748 shares of its common stock at a cost of approximately $102.0 million.  As of September 29, 2007, $37.8 million of the Corporation’s Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006
Numerators:
Numerator for both basic and diluted EPS net income	$35,307	$35,762	$82,865	$92,884
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	46,256	49,324	47,063	50,723
Potentially dilutive shares from stock option plans	231	268	236	328
Denominator for diluted EPS	46,487	49,592	47,299	51,051
Earnings per share – basic	$0.76	$0.73	$1.76	$1.83
Earnings per share – diluted	$0.76	$0.72	$1.75	$1.82

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at September 29, 2007, and September 30, 2006, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and nine months ended September 29, 2007, was 424,584 and 419,584, respectively.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and nine months ended September 30, 2006, was 300,466 and 290,366, respectively.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture facility in Richmond, Virginia and consolidate production into other manufacturing locations.  In connection with the shutdown of the Richmond facility, the Corporation recorded $3.5 million of severance costs for approximately 370 members during the quarter ended September 29, 2007.  The closure and consolidation will be substantially completed during the first half of 2008.

The Corporation also recorded $0.8 million of current period charges during the quarter ended September 29, 2007 in connection with a previously announced office furniture facility shutdown substantially completed during the quarter.

The following is a summary of changes in restructuring accruals during the nine months ended September 29, 2007:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 30, 2006	$841	$-	$841
Restructuring charges	3,097	1,759	4,856
Cash payments	(487)	(1,759)	(2,246)
Balance as of September 29, 2007	$3,451	$-	$3,451

Note G.  Business Combinations

The Corporation completed the acquisition of two small office furniture dealers during the first nine months of 2007 for a combined purchase price of approximately $4.0 million.  The Corporation acquired the entire interest for one of the acquisitions and a controlling interest and the ability to call the remaining interest on or after fiscal year-end 2012 for the other acquisition.  The Corporation must exercise its call right on or before the end of fiscal 2017.  SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  It also requires that mandatorily redeemable financial instruments be measured at fair value.  Therefore, the Corporation has recorded a liability for the remaining interest in the dealer at fair value as of the acquisition date.  The Corporation is in the process of finalizing the allocation of the purchase price of these acquisitions.

Note H.  Discontinued Operations

The Corporation completed the sale of a previously announced small, non-core component of its office furniture segment.  Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006
Discontinued operations:
Operating income/(loss) before tax	$-	$(232)	$796	$(500)
Tax impact	-	85	(282)	183
Income/(loss) from discontinued operations, net of income tax	$-	$(147)	$514	$(317)

Note I. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 29, 2007 and December 30, 2006, which are reflected in the "Other Assets" line item in the Corporation's condensed consolidated balance sheets:

(In thousands)	Sep. 29, 2007	Dec. 30, 2006
Patents	$18,780	$18,780
Customer relationships and other	104,677	103,492
Less: accumulated amortization	45,556	39,796
Balance at end of period	$77,901	$82,476

Aggregate amortization expense for the three and nine month periods ended September 29, 2007 and September 30, 2006 was $2.4 million and $7.1 million, and $2.9 million and $8.1 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2007	2008	2009	2010	2011
Amortization Expense	$9.4	$8.6	$7.3	$6.9	$5.9

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $43.4 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 30, 2006, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 30, 2006	$84,815	$166,946	$251,761
Goodwill change during period	1,540	(389)	1,151
Balance as of September 29, 2007	$86,355	$166,557	$252,912

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting unit exceed their carrying value so no impairment of goodwill was recognized.  The increase in the office furniture segment goodwill relates to the acquisitions completed during the first and third quarters and final purchase price adjustments related to prior acquisitions.  The decrease in the hearth products segment relates to the sale of a few small retail locations.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Nine Months Ended
(In thousands)	Sep. 29, 2007	Sep. 30, 2006
Balance at beginning of period	$10,624	$10,157
Accrual assumed for acquisition	-	125
Accruals for warranties issued during period	10,424	8,642
Adjustments related to pre-existing warranties	-	366
Settlements made during the period	(10,295)	(9,242)
Balance at end of period	$10,753	$10,048

Note K.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Nine Months Ended
(In thousands)	Sep. 29, 2007	Sep. 30, 2006
Service cost	$360	$245
Interest cost	800	789
Expected return on plan assets	(180)	(131)
Amortization of transition obligation	436	436
Amortization of prior service cost	173	173
Amortization of (gain)/loss	10	70
Net periodic benefit cost	$1,599	$1,582

Note L.  Income Taxes

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

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

The Internal Revenue Service (the "IRS") has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved.  The years 2004 through 2006 remain open for examination by the IRS.  The years 2002 through 2006 are currently under examination or remain open to examination by several states.

As of December 31, 2006 it is reasonably possible that the amounts of several of the unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  It is not expected that any of the changes will be significant individually or in total to the results or financial position of the Corporation.  As of September 29, 2007 there have been no material changes to the information included in this footnote.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $28.1 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note N.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS 157 also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Corporation does not anticipate any material impact to its financial statements from the adoption of this standard.

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

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes file cabinets, desks, credenzas, chairs, storage cabinets, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth product segment manufactures and markets a broad line of manufactured gas-, pellet- and wood-burning fireplaces and stoves, fireplace inserts, and direct vent chimney systems principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The increase in unallocated corporate expenses as compared to the same period in the prior year is due to increased interest expense and group medical costs.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary markets and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and nine month periods ended September 29, 2007 and September 30, 2006, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006
Net Sales:
Office Furniture	$558,787	$536,045	$1,560,225	$1,534,392
Hearth Products	115,841	148,272	341,763	463,196
	$674,628	$684,317	$1,901,988	$1,997,588

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$62,366	$50,401	$146,609	$131,348
Restructuring and impairment charges	(4,264)	27	(4,856)	(1,920)
Office Furniture – net	58,102	50,428	141,753	129,428
Hearth products	8,650	18,524	26,094	48,463
Total operating profit	66,752	68,952	167,847	177,891
Unallocated corporate expense	(12,068)	(12,402)	(40,323)	(31,119)
Income before income taxes	$54,684	$56,550	$127,524	$146,772

Depreciation & Amortization Expense:
Office furniture	$12,131	$12,149	$36,408	$36,276
Hearth products	3,829	3,992	11,046	12,689
General corporate	1,106	1,045	3,342	3,079
	$17,066	$17,186	$50,796	$52,044

Capital Expenditures:
Office furniture	$11,396	$11,478	$33,489	$33,337
Hearth products	913	3,047	7,292	8,491
General corporate	290	648	966	6,518
	$12,599	$15,173	$41,747	$48,346

			As of Sep. 29, 2007	As of Sep. 30, 2006
Identifiable Assets:
Office furniture			$745,025	$746,007
Hearth products			355,845	396,733
General corporate			111,309	114,872
			$1,212,179	$1,257,612
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

Net sales for the third quarter of 2007 decreased 1.4 percent to $674.6 million.  The decrease was driven primarily by the decline in the hearth business.  Gross margins for the quarter increased from prior year levels due primarily to increased cost control and better price realization offset partially by lower volume.  Selling and administrative expenses increased primarily due to restructuring expenses.

The Corporation recently announced the decision to shutdown an office furniture facility as a result of its ongoing business simplification and cost reduction strategies.  The Corporation recorded $3.5 million of severance costs in connection with the shutdown in the third quarter and an additional $0.8 million of expense associated with a previously announced facility shutdown which was substantially completed in the quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.  As of December 31, 2006, the Corporation adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  During the first nine months of 2007, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation's adoption of FIN 48.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	Sep. 29, 2007	Sep. 30, 2006	Percent Change	Sep. 29, 2007	Sep. 30, 2006	Percent Change
Net sales	$674,628	$684,317	-1.4%	$1,901,988	$1,997,588	-4.8%
Cost of sales	434,385	447,587	-2.9	1,239,408	1,298,257	-4.5
Gross profit	240,243	236,730	1.5	662,580	699,331	-5.3
Selling & administrative expenses	176,904	176,134	0.4	517,277	542,128	-4.6
Restructuring & impairment charges	4,264	(27)	N/M	4,856	1,920	152.9
Operating income	59,075	60,623	-2.6	140,447	155,283	-9.6
Interest expense, net	(4,489)	(4,111)	9.2	(13,103)	(8,644)	51.6
Earnings from continuing operations before income taxes and minority interest	54,586	56,512	-3.4	127,344	146,639	-13.2
Income taxes	19,342	20,627	-6.2	45,109	53,523	-15.7
Minority interest in earnings of a subsidiary	(63)	(24)	162.5	(116)	(85)	36.5
Income from continuing operations	$35,307	$35,909	-1.7%	$82,351	$93,201	-11.6%

Consolidated net sales for the third quarter decreased 1.4 percent or $9.7 million compared to the same quarter last year.  Acquisitions contributed $9.3 million or 1.4 percentage points of sales.  Organic sales growth was down due primarily to the decline in the hearth business.

Gross margins for the third quarter increased to 35.6 percent compared to 34.6 percent for the same quarter last year.  The increase was primarily due to increased cost control and better price realization offset partially by lower volume.

The Corporation continues to implement its business simplification and cost reduction strategies.  As a result, the Corporation made the decision to close its office furniture facility in Richmond, Virginia and consolidate production into other locations.   The Corporation's third quarter 2007 results include $3.5 million of severance costs in connection with the Richmond shutdown and an additional $0.8 million of current period charges associated with a previously announced facility shutdown substantially completed in the quarter.  The Corporation anticipates additional restructuring charges related to the Richmond shutdown of $2.5 - $3.5 million during the fourth quarter of 2007 and $8 - $9 million in 2008.

Total selling and administrative expenses for the quarter increased by $5.1 million compared to the same quarter last year.  Included in third quarter 2007 are $4.3 million of restructuring charges as described above and an additional $3.2 million associated with new acquisitions.  These costs were offset by gains on the sale of a vacant office furniture facility and a corporate aircraft totaling $5.0 million.  Third quarter 2006 included a gain on the sale of a vacant office furniture facility of $3.4 million.

Income from continuing operations decreased 1.7 percent while income from continuing operations per diluted share increased 5.6 percent compared to the same quarter in 2006 due to a $0.05 per share positive impact of the Corporation's share repurchase program.  Interest expense increased $0.4 million during the quarter on moderate debt levels, consistent with the Corporation's capital structure strategy.

The annualized effective tax rate for third quarter 2007 decreased to 35.4 percent compared to 36.5 percent in third quarter 2006 due to additional benefits from the U.S. manufacturing deduction and the reinstatement of the research tax credit partially offset by higher state taxes.

For the first nine months of 2007, consolidated net sales decreased $95.6 million, or 4.8 percent, to $1.9 billion compared to $2.0 billion in 2006.  Acquisitions added $30.9 million, or 1.5 percentage points of sales.  Gross margins decreased to 34.8 percent compared to 35.0 percent last year.  Income from continuing operations was $82.4 million compared to $93.2 million in 2006, a decrease of 11.6 percent.  Earnings per share from continuing operations decreased 4.9 percent to $1.74 per diluted share compared to $1.83 per diluted share last year.  Earnings per share was positively impacted $0.13 as a result of the Corporation's share repurchase program.

The Corporation completed the sale of a previously announced small, non-core component of the office furniture segment during the second quarter of 2007.  Revenues and expenses associated with the business operations are presented as discontinued operations for all periods presented in the financial statements.

Office Furniture

Third quarter net sales for the office furniture segment increased 4.2 percent or $22.7 million to $558.8 million from $536.0 million for the same quarter last year including $6.1 million of incremental sales from acquisitions.  The Corporation continued to experience softness in the supplies driven channel and solid demand in its contract businesses.  Operating profit prior to unallocated corporate expenses increased 15.2 percent or $7.7 million to $58.1 million compared to third quarter 2006 primarily as a result of price increases and cost improvement initiatives.  Operating profit was negatively impacted during the quarter by $4.3 million in incremental restructuring related costs.  Operating profit for third quarter 2007 included a $2.0 million gain on the sale of a vacated facility while third quarter 2006 included a $3.4 million gain on the sale of a vacated facility.

Net sales for the first nine months of 2007 increased 1.7 percent or $25.8 million to $1.6 billion compared to $1.5 million in 2006.  Operating profit increased 9.5 percent or $12.3 million to $141.8 million compared to 2006 as a result of price increases and cost improvement initiatives.

Hearth Products

Third quarter net sales for the hearth products segment decreased 21.9 percent or $32.4 million to $115.8 million from $148.3 million for the same quarter last year.  The Corporation continued to be negatively impacted by housing market conditions.  Operating profit prior to unallocated corporate expenses decreased 53.3 percent or $9.9 million to $8.7 million compared to third quarter 2006 due to lower volume offset partially by cost reduction initiatives.

Net sales for the first nine months of 2007 decreased 26.2 percent to $341.8 million compared to $463.2 million in 2006.  Operating profit decreased 46.2 percent or $22.4 million to $26.1 million compared to 2006 due to the same factors as described for the third quarter.

Liquidity and Capital Resources

As of September 29, 2007, cash and short-term investments were $36.0 million compared to $37.3 million at year-end 2006.  Cash flow from operations for the first nine months of 2007 was $178.3 million compared to $71.1 million for the first nine months of 2006 due to broad-based improvements in working capital.  Management is focused on cash flow and working capital management.  The Corporation has sufficient liquidity to manage its operations and as of September 29, 2007 maintained additional borrowing capacity of $146 million, net of amounts designated for letters of credit, through a $300 million revolving credit facility.

Capital expenditures for the first nine months of 2007 were $41.7 million compared to $48.3 million for the first nine months of 2006 and were primarily for tooling and equipment for new products and efficiency initiatives.  For the full year 2007, capital expenditures are expected to be $55 to $60 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of two small office furniture dealers during the first nine months of 2007 for a combined purchase price of approximately $4.0 million.  During the first nine months of 2007, net borrowings under the Corporation's revolving credit facility decreased $18.5 million as excess cash was utilized to pay down the revolver borrowings.  As of September 29, 2007, $125.5 million of the revolving credit facility was outstanding with the entire portion classified as long-term as the Corporation does not expect to repay any of the remaining outstanding amount within the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.195 per share on the Corporation's common stock on August 7, 2007, to shareholders of record at the close of business on August 17, 2007.  It was paid on August 31, 2007.  This was the 210th consecutive quarterly dividend paid by the Corporation.

For the nine months ended September 29, 2007, the Corporation repurchased 2,370,748 shares of its common stock at a cost of approximately $102.0 million, or an average price of $43.04 per share.  As of September 29, 2007, approximately $37.8 million of the Board’s current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.  During the first nine months of fiscal 2007 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

The office furniture industry continued to show moderate growth in the third quarter.  The Corporation has experienced softness in the supplies driven channel.  Management anticipates similar market conditions for the remainder of 2007.  Management is actively identifying and implementing structural and operating cost reductions in response to the market conditions while continuing to focus on accelerating growth.

The hearth business continues to decline with the general housing market.  Management believes the timing of any housing market recovery remains uncertain.  The Corporation will continue to reduce structural costs and properly align expenses with anticipated demand levels.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b)  cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, (f) ability to maintain its effective tax rate, and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including, with respect to the Corporation's hearth products, the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other force majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation’s revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 29, 2007, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

Furthermore, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

There are no new legal proceedings or material developments to report from the proceedings discussed in the "Legal Proceedings" section of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended September 29, 2007.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
7/1/07 – 7/28/07	-	-	-	$54,840,239
7/29/07 – 8/25/07	149,653	$39.78	149,653	$48,887,066
8/26/07 – 9/29/07	287,200	$38.62	287,200	$37,795,326
Total	436,853	$39.02	436,853	$37,795,326

(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the third quarter of 2007, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: November 1, 2007	By:	/s/ Jerald K. Dittmer
Jerald K. Dittmer
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan
(10.2)	2007 Equity Plan for Non-Employee Directors of HNI Corporation
(10.3)	HNI Corporation ERISA Supplemental Retirement Plan
(10.4)	HNI Corporation Executive Bonus Plan
(10.5)	HNI Corporation Executive Deferred Compensation Plan
(10.6)	HNI Corporation Long-Term Performance Plan
(10.7)	HNI Corporation Directors Deferred Compensation Plan
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002