Form 10-K
period 2007-12-29
HNI CORP
filed 2008-02-25
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of June 30, 2007, was $1,321,130,331, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of February 1, 2008 was:  44,482,666.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement dated March 19, 2008, for the May 6, 2008, Annual Meeting of Shareholders are incorporated by reference into Part III.

Index of Exhibits is located on Page 76.

ANNUAL REPORT ON FORM 10-K

PART I

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

HNI Corporation (the “Corporation”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, retail superstores, end-user customers, and federal, state, and local governments.  Dealer, wholesaler, and retail superstores are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2007, the Corporation had net sales of $2.6 billion, of which approximately $2.1 billion or 82% was attributable to office furniture products and $0.5 billion or 18% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, China, Hong Kong, and Taiwan.  See Item 2. Properties for additional related discussion.

Seven operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli Inc., HNI Hong Kong Limited (Lamex), and Omni Workspace Company.  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies Inc. participates in the hearth industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2007, the Corporation completed the acquisition of two small office furniture dealers and a manufacturer of free-standing stoves and fireplace inserts.  The combined purchase price of these acquisitions less cash acquired was $40.9 million.

HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.  With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since its inception, the Corporation has been committed to systematically eliminating waste and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”) which focuses on streamlining design, manufacturing, and administrative processes.  The Corporation's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality, and workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

The Corporation distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers, and retailers.  The Corporation is a supplier of office furniture to the largest nationwide distributors of office products, including Corporate Express Inc., A Buhrmann Company; Office Depot, Inc.; Office Max Incorporated; and Staples, Inc.

The Corporation's product development efforts are focused on developing and providing solutions that are relevant and differentiated, and deliver quality, aesthetics, and style.

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

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $11.4 billion in 2007, an increase of 6% compared to 2006, which was a 7% increase from 2005 levels.  The Corporation believes that the increase in 2007 was due to growth in the overall economy, white collar employment, and corporate profitability.

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

Growth Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities exist to create value.  The components of this growth strategy are to introduce new products, build brand equity, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, enter markets not currently served, and continually reduce costs.

The Corporation’s strategy has a dual focus:  working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end users, using new insights gained to refine branding, selling, and marketing, and developing new products to serve them better.  The Corporation also pursues opportunities in potential growth drivers outside of, but related to, its core business, such as vertical markets, new distribution models, or a new business entirely.

Employees/Members

As of December 29, 2007, the Corporation employed approximately 13,300 persons, 12,600 of whom were full-time and 700 of whom were temporary personnel.  The Corporation employed approximately 300 persons who were members of unions.  The Corporation believes that its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures, and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files, and pedestals; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers, and lighting); and (iv) desks and related products, including tables, bookcases, and credenzas.  In order to meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, Whitehall®, basyxTM, and Lamex®, as well as private labels.

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

Office Panel Systems
The Corporation offers a complete line of office panel system products in order to meet the needs of a wide spectrum of organizations.  Office panel systems may be used for team work settings, private offices, and open floor plans.  They are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets, and electrical lighting systems which can be moved, reconfigured, and reused within the office.  Office panel systems offer a cost-effective and flexible alternative to traditional drywall office construction.  A typical installation of office panels often includes related sales of seating, storage, and accessories.

The Corporation offers whole office solutions, movable panels, storage units, and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations.  The Corporation also offers consultative selling and design services for its office system products.

Desks and Related Products
The Corporation's offering of desks and related products includes stand-alone steel, laminate, and wood furniture items, such as desks, bookshelves, credenzas, and mobile desking.  These products are available in a range of designs and price points.  The Corporation's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers.  The Corporation offers a variety of tables designed for use in conference rooms, private offices, training areas, team work settings, and open floor plans.

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & GloTM, Quadra-Fire®, and Harman StoveTM brand names.

The Corporation’s line of hearth products includes a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories.  Heatilator® and Heat & GloTM are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  Pellet-burning stoves and furnaces in the Quadra-Fire and Harman product lines provide home heating solutions using renewable fuel, a green trend that has come to the fore front in home heating and continues to grow.  See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, California, Georgia, Indiana, Iowa, Kentucky, New York, North Carolina, Virginia, and China.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington, California, and Pennsylvania.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products, and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing cost, eliminating waste, and improving product quality.  In 1992, the Corporation adopted the principles of RCI based on the Toyota Production System, which focus on developing flexible and efficient design, manufacturing, and administrative processes that remove excess cost.  The Corporation’s lean manufacturing philosophy leverages the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles.  The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves production and administrative employees, management, customers, and suppliers.  The Corporation has facilitators, coaches, and consultants dedicated to the RCI process and strives to involve all members in the RCI process.  In addition, the Corporation has organized a group that designs, fabricates, tests, and installs proprietary manufacturing equipment.  Manufacturing also plays a key role in the Corporation's concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design, and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials, and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  At the corporate level, the staff at the Corporation's Stanley M. Howe Technical Center, working in conjunction with operating unit staff, seeks breakthrough developments in product design, manufacturability, and materials usage.  At the operating unit level, development efforts are focused on achieving improvements in product features and manufacturing processes.  The Corporation invested approximately $24.0 million, $27.6 million, and $27.3 million in product development during fiscal 2007, 2006, and 2005, respectively, and has budgeted in excess of $29 million for product development in fiscal 2008.

Intellectual Property

As of December 29, 2007, the Corporation owned 357 U.S. and 315 foreign patents and had applications pending for 60 U.S. and 150 foreign patents.  In addition, the Corporation holds 159 U.S. and 337 foreign trademark registrations and has applications pending for 52 U.S. and 91 foreign trademarks.

The Corporation's principal office furniture products do not require frequent technical changes.  The Corporation believes that neither any individual office furniture patent nor the Corporation's office furniture patents in the aggregate are material to the Corporation's business as a whole.

The Corporation’s patents covering its hearth products protect various technical innovations.  While the acquisition of patents reflects Hearth & Home Technologies Inc.’s position in the market as an innovation leader, the Corporation believes that neither any individual hearth product’s patent nor the Corporation’s hearth products’ patents in the aggregate are material to the Corporation’s business as a whole.

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

Sales and Distribution: Customers

In fiscal 2007, the Corporation’s ten largest customers represented approximately 37% of its consolidated net sales.  One customer, United Stationers Inc., accounted for approximately 11% of the Corporation’s consolidated net sales in fiscal 2007, 12% in fiscal 2006, and 12% in fiscal 2005.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.  In addition, there can be no assurance that the Corporation will be able to maintain its customer relationships.

The Corporation today sells its office furniture products through five principal distribution channels.  The first channel, which consists of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to business, government, education, health care entities, and home office owners.

The second distribution channel comprises national office product distributors including Office Max Incorporated; Corporate Express Inc., A Buhrmann Company; Office Depot, Inc.; and Staples, Inc.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection, and design and office solution services provided by professional designers.  All of these distributors, except for Corporate Express Inc., also sell through retail office products superstores.

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

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in Latin America, the Caribbean, and Middle East.  With the acquisition of Lamex in 2006 the Corporation manufactures and distributes office furniture directly to end users through independent dealers and distributors in Greater China and Asia.

Limited quantities of select finished goods inventories primarily built to order awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers.

Hearth & Home Technologies Inc. sells its fireplace and stove products through dealers, distributors, and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

As of December 29, 2007, the Corporation had an order backlog of approximately $162.0 million, which will be filled in the ordinary course of business within the first few weeks of the current fiscal year.  This compares with $182.7 million as of December 30, 2006, and $185.4 million as of December 31, 2005.  Backlog, in terms of percentage of net sales, was 6.3%, 6.8%, and 7.6%, for fiscal 2007, 2006, and 2005, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is one of the largest office furniture manufacturers in the world and believes that it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the largest manufacturer and marketer of fireplaces in North America.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of customer service.  The Corporation competes with the large office furniture manufacturers, which control a substantial portion of the North America market share in the project-oriented office furniture market, such as Steelcase Inc.; Haworth, Inc.; Herman Miller, Inc.; and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company); Kimball International, Inc.; KI; and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against other large manufacturers, including Travis Industries, Inc., Lennox International Inc., and CFM Corporation Inc. (a Canadian company).

Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer, and customer service and support.  The Corporation believes that it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service, and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in product development, highly efficient and low cost manufacturing operations, and an extensive distribution network.

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

Investments are routinely made in modernizing plants, equipment, support systems, and RCI programs.  These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs.  Ongoing cost control disciplines are also routinely employed.  In addition, the last-in, first-out (LIFO) valuation method is used for most of the Corporation's inventories, which ensures that changing material and labor costs are recognized in reported income and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing discharges of materials and substances into the air and water; the handling, storage, and disposal of hazardous or solid waste materials; and the remediation of contamination associated with releases of hazardous substances.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel, and consultants on the management of environmental, health, and safety issues.  The Corporation’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

The Corporation’s environmental management system has earned the recognition of numerous state and federal agencies as well as non-government organizations.  The Corporation’s lean manufacturing philosophy leverages the creativity of its members to eliminate waste and reduce cost.  Aligning these continuous improvement initiatives creates a model of the triple bottom line where members work toward shared goals of personal growth, economic reward, and a healthy environment for the future.

Over the past year, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption, and the impacts of its facilities.  In addition, the Corporation is providing sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an evermore sophisticated market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision and ensures its commitment to being a sustainable enterprise remains a priority for all members.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date.  The Corporation does not anticipate that financially material capital expenditures will be required during fiscal 2008 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance that new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s Internet website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”).  The Corporation’s information is also available from the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC website at www.sec.gov.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as “anticipate,” “believe,” “could,” “confident,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” and variations of such words, and similar expressions identify forward-looking statements.

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

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group (a Canadian company), Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation (a Canadian company), KI, and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries, Inc., Lennox International Inc. and CFM Corporation (a Canadian company).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

In both the office furniture and hearth products industries, we also face significant price competition from our competitors and from new market entrants primarily from lower-cost countries.  Such price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins.  In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures.  Competition from low-cost Asian imports continues to represent a threat to our current market share in the office furniture industry.

There can be no assurance that we will be able to compete successfully in our various markets in the future.

The concentration of our customer base, changes in demand and order patterns from our customers, particularly the top ten customers, as well as the increased purchasing power of such customers, could adversely affect our business, operating results, or financial condition.

We sell our products through multiple distribution channels.  These distribution channels have been consolidating in the past several years and may continue to consolidate in the future.  Such consolidation may result in a greater proportion of our sales being concentrated in fewer customers.  In fiscal 2007, our ten largest customers represented approximately 37% of consolidated net sales.  The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results or financial condition than such events would have had prior to such consolidation.  There can be no assurance that we will be able to maintain our relationships with customers if this consolidation continues.

The growth in sales of private label products by some of our largest office furniture customers may reduce our revenue and adversely affect our business, operating results or financial condition.

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

Increases in basic commodity, raw material, and component costs, as well as disruptions to the supply of such basic commodities, raw materials, and components, could adversely affect our profitability.

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

As a part of our growth strategy, we seek to increase sales and market share by introducing new products, further enhancing our existing line of products, and continuing to pursue complementary acquisitions.  This strategy depends on our ability to increase sales through our existing customer network, principally dealers, wholesalers, and retailers.  Furthermore, the ability to effectuate and manage profitable growth will depend on our ability to contain costs, including costs associated with increased manufacturing, sales and marketing efforts, freight utilization, warehouse capacity, product development, and acquisition efforts.

Our efforts to introduce new products that meet customer and workplace/home requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To keep pace with market trends in both the office furniture and hearth products industries, such as changes in workplace and home design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and home and for product performance, we must periodically introduce new products.  The introduction of new products in both industries requires the coordination of the design, manufacturing, and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders, and designers who are able to design, in a timely manner, high quality products consistent with our image.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline, and may result in an adverse effect on our business, operating results, or financial condition.

We intend to grow our business through additional acquisitions, alliances, and joint venture arrangements, which could adversely affect our business, operating results, or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions of, and alliances and joint venture arrangements with, businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business.  The benefits of an acquisition, alliance, or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any completed or future acquisitions, alliances, or joint ventures will in fact produce any benefits.  In addition, acquisitions, alliances, and joint ventures involve a number of risks, including, without limitation:

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

The past and present operation and ownership by us of manufacturing facilities and real property are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances.  Compliance with environmental regulations has not had a material affect on our capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws, or discoveries of contamination at our real property sites which occurred prior to our ownership or the advent of environmental regulation may require us to incur additional expenditures in the future, some of which may be material.

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

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income, and changing demographics.  Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.  The U.S. homebuilding industry is currently experiencing a significant downturn, the duration and ultimate severity of which are uncertain.  Further deterioration of the economic conditions in the homebuilding industry and the hearth products market could further decrease demand for our hearth products and have additional adverse effects on our operating results.

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

We may not be able to maintain our effective tax rate because:  (1) of future changes in tax laws or interpretations of such tax laws; (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions; (3) there are differences between foreign and U.S. income tax rates; and (4) many tax years are subject to audit by different tax jurisdictions, which may result in additional taxes payable.

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

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility and could result in a cross default under our note purchase agreement.  We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

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

•
the effects of economic conditions on demand for office furniture and hearth products, customer insolvencies, bankruptcies and related bad debts, and claims against us that we received preferential payments;

•	our ability to realize cost savings and productivity improvements from our cost containment, business simplification, manufacturing consolidation, and logistical realignment initiatives;

•	increased foreign sourcing of components and finished goods could reduce our level of manufacturing in the United States and cause us to have excess capacity issues;

•	our ability to realize financial benefits from our repurchases of common stock;

•	volatility in the market price and trading volume of equity securities may adversely affect the market price for our common stock;

•	our ability to protect our intellectual property;

•	labor or other manufacturing inefficiencies due to items such as new product introductions, a new operating system or turnover in personnel;

•	our ability to effectively manage working capital;

•	future impairment of assets such as facilities, equipment, intangible assets or goodwill;

•	our ability to successfully implement information technology solutions;

•	potential claims by third-parties that we infringed upon their intellectual property rights;

•	our insurance may not adequately insulate us from expenses for product defects; and

•	our ability to retain our experienced management team and recruit other key personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, China, Hong Kong, and Taiwan, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 12.0 million square feet.  Of this total, approximately 3.7 million square feet are leased, including approximately .3 million square feet under a capital lease.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	537,660	Owned	Manufacturing nonwood casegoods office furniture (1)

Chester, Virginia	382,082	Owned/ Leased(2)	Manufacturing nonwood casegoods office furniture (1)

Dongguan, China	1,007,716	Owned	Manufacturing wood casegoods office furniture

Florence, Alabama	287,763	Owned	Manufacturing nonwood casegoods office furniture

Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces (1)

Lithia Springs, GA	585,000	Leased	Warehousing office furniture

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture (1)

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	636,250	Owned	Manufacturing nonwood casegoods and systems office furniture(1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture(1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood seating office furniture

Palmetto, GA	384,000	Leased	Warehousing office furniture (temporary)

South Gate, California	499,400	Owned	Manufacturing nonwood casegoods office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1) Also includes a regional warehouse/distribution center
(2) A capital lease
Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong, and Taiwan.  These facilities total approximately 3.6 million square feet with approximately 2.3 million square feet used for the manufacture and distribution of office furniture and approximately 1.3 million square feet for hearth products.  Of this total, approximately 2.5 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

There are no major encumbrances on Corporation-owned properties.  Refer to Property, Plant, and Equipment in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation, and net book value data.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
December 29, 2007
Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	47	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003	Executive Vice President (2001-03); President, (1999-03), Allsteel Inc.

Marshall H. Bridges	38	None	Treasurer and Vice President, Mergers and Acquisitions	2007	Treasurer and Director, Mergers and Acquisitions (2007); Mergers and Acquisitions Director (2006-07); Mergers and Acquisitions Manager (2004-06); Treasury and Investor Relations Manager (2002-04)

Gary L. Carlson	57	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)

Bradley D. Determan	46	None	Executive Vice President President, Hearth & Home Technologies Inc.	2005 2003	Senior Vice President, Operations (1995-03), Hearth & Home Technologies Inc.

Jerald K. Dittmer	50	None	Vice President and Chief Financial Officer	2001

Robert J. Driessnack	49	None	Vice President, Controller	2004	Chief Financial Officer, Retail Division (2002-04), NCR Corporation

Tamara S. Feldman	47	None	Vice President, Financial Reporting	2001

Robert D. Hayes	64	None	Vice President, Business Analysis and General Auditor	2001

Douglas L. Jones	49	None	Vice President and Chief Information Officer	2005	Vice President, Business Systems (2001-05)

Eric K. Jungbluth	47	None	Executive Vice President	2005	President, Allsteel Inc. (2003-06); Vice President,
			President, The HON Company	2006	Sales and Marketing (2003), Allsteel Inc.

Jeffrey D. Lorenger	42	None	Vice President, General Counsel and Secretary	2005	Vice President, Seating (2003-05), Vice President,
			Vice President, Sales, The HON Company	2007	Marketing (2001-03), Allsteel Inc.

Marco V. Molinari	48	None	Executive Vice President President, HNI International Inc.	2006 2003	President, International and Business Development (2003-04); Vice President, HON Products, The HON Company (2004-06)

Eugene Sung	45	None	Executive Vice President President, Allsteel Inc.	2007 2007	Senior Vice President, The Scotts Miracle-Gro Company (2003-06)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”), trading symbol HNI.  As of year-end 2007, the Corporation had 7,625 stockholders of record.

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

The following is a summary of share repurchase activity during the fourth quarter ended December 29, 2007.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
09/30/07- 10/27/07	82,159	$36.46	82,159	$34,800,014
10/28/07- 11/24/07	337,900	$40.81	337,900	$221,009,028
11/25/07- 12/29/07	790,900	$36.47	790,900	$192,165,613
Total	1,210,959	$37.68	1,210,959	$192,165,613
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Corporation’s Board of Directors as follows:

•	Plan announced August 8, 2006, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the fourth quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY
	2007	2006	2005	2004	2003
Per Common Share Data (Basic and Dilutive)
Income from Continuing Operations – basic	$2.57	$2.59	$2.53	$1.99	$1.69
Income from Continuing Operations – diluted	2.55	2.57	2.51	1.97	1.68
Net Income – basic	2.58	2.46	2.51	1.99	1.69
Net Income – diluted	2.57	2.45	2.50	1.97	1.68
Cash Dividends	.78	.72	.62	.56	.52
Book Value – year-end	10.24	10.35	11.46	12.10	12.19
Net Working Capital – year-end	2.33	3.04	2.48	1.96	3.71
Operating Results (Thousands of Dollars)
Net Sales	$2,570,472	$2,679,803	$2,433,316	$2,084,435	$1,755,728
Gross Profit as a % of Net Sales	35.2%	34.6%	36.3%	36.0%	36.4%
Interest Expense	$18,161	$14,323	$2,355	$886	$2,970
Income from Continuing Operations	119,864	129,672	138,166	113,660	98,105
Income from Continuing Operations as a % of Net Sales	4.7%	4.8%	5.7%	5.5%	5.6%
Discontinued Operations(a)	$514	$(6,297)	$(746)	$(78)	-
Net Income	120,378	123,375	137,420	113,582	98,105
Net Income as a % of Net Sales	4.7%	4.6%	5.6%	5.4%	5.6%
Cash Dividends	$36,408	$36,028	$33,841	$32,023	$30,299
% Return on Average Shareholders’ Equity	25.2%	22.6%	21.8%	16.5%	14.5%
Depreciation and Amortization	$68,173	$69,503	$65,514	$66,703	$72,772
Distribution of Net Income
% Paid to Shareholders	30.2%	29.2%	24.6%	28.2%	30.9%
% Reinvested in Business	69.8%	70.8%	75.4%	71.8%	69.1%
Financial Position (Thousands of Dollars)
Current Assets	$489,072	$504,174	$486,598	$374,579	$462,122
Current Liabilities	384,461	358,542	358,174	266,250	245,816
Working Capital	104,611	145,632	128,424	108,329	216,306
Current Ratio	1.27	1.41	1.36	1.41	1.88
Total Assets	$1,206,976	$1,226,359	$1,140,271	$1,021,657	$1,021,826
% Return on Beginning Assets Employed	15.8%	18.1%	21.2%	17.5%	14.7%
Long-Term Debt and Capital Lease Obligations	$281,091	$285,974	$103,869	$3,645	$4,126
Shareholders’ Equity	458,908	495,919	593,944	669,163	709,889
Current Share Data
Number of Shares Outstanding at Year-End	44,834,519	47,905,351	51,848,591	55,303,323	58,238,519
Weighted-Average Shares Outstanding During Year – basic	46,684,774	50,059,443	54,649,199	57,127,110	58,178,739
Weighted-Average Shares Outstanding During Year – diluted	46,925,161	50,374,758	55,033,741	57,577,630	58,545,353
Number of Shareholders of Record at Year-End	7,625	7,475	6,702	6,465	6,416
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$58,568	$58,921	$38,912	$32,417	$34,842
Members (Employees) at Year-End	13,271 (b)	14,170 (b)	12,504 (b)	10,589 (b)	8,926
(a)	Component reported as discontinued operations acquired in 2004.
(b)	Includes acquisitions completed during the fiscal year.

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

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is the second largest office furniture manufacturer in the world and the nation’s leading manufacturer and marketer of gas and wood burning fireplaces.  The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

During 2007, the office furniture industry experienced solid growth.  The Corporation experienced softness in the supplies driven channel and solid demand in its contract businesses in the office furniture segment.  Sales benefited from price increases as well as acquisitions completed over the past two years.  The housing market continued to decline sharply, which negatively impacted the Corporation’s hearth products segment.

To support specific company strategies in both segments of its business, the Corporation completed the acquisition of Harman Stove Company, a privately held domestic manufacturer of free-standing stoves and fireplace inserts, as well as two small office furniture dealer acquisitions.  The Corporation made the decision to shut down one office furniture facility and completed the shutdown of another office furniture facility which had begun in 2006.  The Corporation also made the decision to sell several small non-core components of its office furniture services business.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Corporation’s Board of Directors.  Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal year end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2007 ended on December 29, 2007; fiscal 2006 ended on December 30, 2006; and fiscal 2005 ended on December 31, 2005.  The financial statements for fiscal years 2007, 2006, and 2005 are all on a 52-week basis.  A 53-week year occurs approximately every sixth year.

Revenue recognition – The Corporation normally recognizes revenue upon shipment of goods to customers.  In certain circumstances, the Corporation does not recognize revenue until the goods are received by the customer or upon installation or customer acceptance based on the terms of the sale agreement.  Revenue includes freight charged to customers; related costs are included in selling and administrative expense.  Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.  Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Allowance for doubtful accounts receivable – The allowance for doubtful accounts receivable is based on several factors, including overall customer credit quality, historical write-off experience, the length of time a receivable has been outstanding, and specific account analysis that projects the ultimate collectibility of the account.  As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.

When the Corporation determines that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased.  When the Corporation is reasonably certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

As of December 29, 2007, there was approximately $300 million in outstanding accounts receivable and $11 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $13 million at year end 2006 and $12 million at year end 2005.

Inventory valuation – The Corporation valued 87% of its inventory by the last-in, first-out (“LIFO”) method at December 29, 2007.  Additionally, the Corporation evaluates inventory reserves in terms of excess and obsolete exposure.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value.  As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.  The Corporation’s reserves for excess and obsolete inventory were approximately $9 million at year-end 2007 and $8 million at year-end 2006 and 2005.

Long-lived assets - The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Asset impairment charges associated with the Corporation’s restructuring activities are discussed in Restructuring Related and Impairment Charges in the Notes to Consolidated Financial Statements.

The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is regularly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.

Goodwill and other intangibles – In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation has evaluated its goodwill for impairment and has determined that the fair value of the reporting units included in continuing operations exceeded their carrying value, so no impairment of goodwill was recognized in continuing operations for the period ending December 29, 2007.  Goodwill of approximately $257 million is shown on the consolidated balance sheet as of the end of fiscal 2007.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indication of impairment exists.  The Corporation has evaluated its trademarks for impairment and has determined that the fair market value of the trademarks exceeds carrying value, so no impairment was recognized.  The carrying value of the trademarks was approximately $43.5 million at the end of fiscal 2007.

The Corporation has definite lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $74 million are included on the consolidated balance sheet as of the end of fiscal 2007.

Self-insured reserves – The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  This resulted in a cost of approximately $3.6 million in 2007 and $3.2 million in 2006.  In 2005 the Corporation accounted for its stock option plan using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which resulted in no charge to earnings when options are issued at fair market value.  If the fair value method had been adopted previously, the Corporation’s net income for 2005 would have been reduced by approximately $2 million.

Income taxes – Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted the provision of FIN 48 on December 31, 2006, the beginning of fiscal 2007.  See “Income Taxes” footnote for additional information.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidation Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s statements of income for the periods indicated.

Fiscal	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	64.8	65.4	63.7
Gross profit	35.2	34.6	36.3
Selling and administrative expenses	27.3	26.8	27.3
Restructuring related charges	0.4	0.1	0.1
Operating income	7.5	7.7	8.9
Interest income (expense) net	(0.7)	(0.5)	0.0
Earnings from continuing operations before income taxes and minority interest	6.9	7.2	8.9
Income taxes	2.2	2.4	3.2
Minority interest in earnings of subsidiary	0.0	0.0	0.0
Income from continuing operations	4.7%	4.8%	5.7%

Net Sales

Net sales during 2007 were $2.6 billion, a decrease of 4.1 percent, compared to net sales of $2.7 billion in 2006.   Acquisitions contributed $46 million or 1.7 percentage points of sales.  Higher price realization of $84 million was offset by softer demand in the supplies driven channel of the office furniture segment and lower volume in the hearth products segment.  Net sales during 2006 were $2.7 billion, an increase of 10.1 percent, compared to net sales of $2.4 billion in 2005.  The increase in 2006 was due to $113 million of incremental sales from acquisitions, $43 million in price increases implemented in 2005 and 2006, and solid growth across all brands in the office furniture segment offset by lower volume in the hearth products segment.

Gross Profit

Gross profit as a percent of net sales increased 0.6 percentage points in 2007 as compared to 2006 due to better price realization and increased cost control offset partially by lower volume.  Gross profit as a percent of net sales decreased 1.7 percentage points in 2006 as compared to 2005 due to broad based material price increases in both segments and lower volume in the hearth products segment.

Selling and Administrative Expenses

Selling and administrative expenses decreased 2.1 percent in 2007 and increased 8.1 percent in 2006.  The decrease in 2007 was due to lower volume related expenses and cost containment measures offset partially by additional costs from acquisitions, increased costs related to brand building, new product and growth initiatives and higher incentive based compensation.  The increase in 2006 was due to additional costs from acquisitions; increased freight and distribution costs due to volume, rate increases and fuel surcharges; stock based compensation expense due to the adoption of SFAS 123(R), and costs to resize the hearth business.  These increases were partially offset by a gain on the sale of a vacated facility, lower incentive compensation expense, and cost containment measures.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets.  Refer to Selling and Administrative Expenses in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these major expense items.

Restructuring and Impairment Charges

As a result of the Corporation’s ongoing business simplification and cost reduction initiatives, management made the decision in 2007 to close an office furniture facility in Richmond, Virginia and consolidate production into other locations.  In connection with the shutdown of the Richmond facility, the Corporation recorded $4.4 million of pre-tax charges which included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $3.8 million of severance recorded as restructuring costs.  The closure and consolidation will be completed during the first half of 2008.  The Corporation will incur additional restructuring charges and transition costs of approximately $9 to $11 million in connection with the closure.

The Corporation made the decision in 2007 to sell several small non-core components of its office furniture services business and recorded $2.7 million of impairment charges, included in the restructuring related and impairment charges line item on the statement of income, to reflect the fair market value of the assets being held for sale.

The Corporation’s hearth product segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations the Corporation recorded $1.1 million of severance and facility exit costs which were recorded as restructuring costs.

During 2007, the Corporation completed the shutdown of an office furniture facility, which began in the fourth quarter of 2006.  The facility was located in Monterrey, Mexico and production from this facility was consolidated into other locations.  In connection with this shutdown, the Corporation recorded $0.8 million of severance costs in 2006.  The Corporation incurred $2.1 million of current period charges during 2007.

During 2006, the Corporation completed the shutdown of two office furniture facilities which began in the third quarter of 2005.  The facilities were located in Kent, Washington and Van Nuys, California, and production from these facilities was consolidated into other locations.  Charges for these closures in 2005 totaled $4.1 million which consisted of $0.6 million of accelerated depreciation of machinery and equipment recorded as cost of sales, $1.2 million of severance, $0.4 million of pension related expenses, and $1.9 million of factory exit, production relocation, and other costs which were recorded as restructuring costs.  In connection with those shutdowns, the Corporation incurred $2.0 million of current period charges during 2006.

Operating Income

Operating income was $194 million in 2007, a decrease of 6.2 percent compared to $206 million in 2006.  The decrease in 2007 is due to lower volume in the hearth products segment, increased costs related to brand building, new product and growth initiatives, higher incentive based compensation and restructuring charges offset partially by improved price realization and cost containment measures.  Operating income was $206 million in 2006, a decrease of 4.8 percent compared to $217 million in 2005.  The decrease in 2006 is due to lower volume in the hearth products segment, broad based material cost increases, increased freight costs, and stock compensation expense due to the adoption of SFAS 123(R) offset by higher volume and price increases in the office furniture segment.

Income From Continuing Operations

Income from continuing operations in 2007, which excludes the Corporation’s discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements), was $120 million compared with $130 million in 2006, a 7.6 percent decrease.  Income from continuing operations was negatively impacted by increased interest expense of $4 million on moderate debt levels, consistent with the Corporation’s strategy of maintaining a more efficient capital structure.  Income from continuing operations in 2006 was $130 million compared with $138 million in 2005, a 6.1 percent decrease.  Income from continuing operations was negatively impacted by increased interest expense of approximately $12 million on moderate debt levels.  The Corporation completed a detailed analysis of all deferred tax accounts in 2006, and determined that net deferred income tax liabilities were overstated.  The overstatement primarily related to a deferred tax liability associated with property, plant and equipment, partially offset by an overstated deferred tax asset associated with inventory.  In analyzing the difference, the Corporation determined that the items originated primarily in fiscal years prior to 2002.  To correct this difference, the Corporation reduced income tax expense in the fourth quarter of 2006 by $4.1 million.  The effect of this adjustment was to reduce the effective income tax rate related to continuing operations by 2.1 percentage points for the year and increase earnings per share from continuing operations by $0.08.  Income from continuing operations per diluted share decreased by 0.8 percent to $2.55 in 2007 and increased by 2.4 percent to $2.57 in 2006 including a positive tax adjustment of $0.08 per share.

Discontinued Operations

During December 2006, the Corporation committed to a plan to sell a small non-core component of its office furniture segment.  The Corporation reduced the assets to the fair market value and classified them as held for sale.  The sale was completed during the second quarter of 2007.  Revenues and expenses associated with this component are presented as discontinued operations for all periods presented.  This operation was formerly reported within the Office Furniture segment.  Refer to Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Net Income

Net income decreased 2.4 percent to $120 million in 2007 compared to $123 million in 2006 which was a decrease of 10.2 percent compared to 2005.  Net income per diluted share increased by 4.9 percent to $2.57 in 2007 and decreased 2.0 percent to $2.45 in 2006.  Net income per diluted share was positively impacted $0.18 per share in 2007 and $0.21 per share in 2006 by the Corporation’s share repurchase program.

Office Furniture

Office furniture comprised 82 percent, 78 percent, and 76 percent of consolidated net sales for 2007, 2006, and 2005, respectively.  Net sales for office furniture increased 2 percent in 2007 to $2.11 billion compared to $2.08 billion in 2006.  The increase in 2007 was due to approximately $37 million from the Corporation’s acquisitions.  Organic sales were virtually flat, including increased price realization of $78 million, due to softness in the supplies driven channel of the business.  Net sales for office furniture increased 13 percent in 2006 to $2.1 billion compared to $1.8 billion in 2005.  The increase in 2006 was due to approximately $95 million from the Corporation’s acquisitions and organic growth of approximately $144 million or 7.8 percent, including increased price realization of $41 million.  The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) reported 2007 shipments up 6 percent and 2006 shipments up 7 percent.

Operating profit as a percent of net sales was 9.2 percent in 2007, 8.8 percent in 2006, and 9.7 percent in 2005.  The increase in operating margins in 2007 was due to better price realization and benefits of cost reduction initiatives partially offset by increased costs related to brand building, new product and growth initiatives, higher incentive based compensation and higher restructuring costs.  The decrease in operating margins in 2006 was due to higher material, transportation and other input costs offset partially by price realization, lower restructuring charges, and a gain on the sale of a vacant facility.  Acquisitions also negatively impacted profitability as anticipated.

Hearth Products

Hearth products sales decreased 23 percent in 2007 to $462 million compared to $603 million in 2006.  New acquisitions contributed $9 million of sales.  The decrease in organic sales was a result of a severe and rapid two year decline in new home construction that created one of the worst housing markets on record.  Hearth products sales increased 1 percent in 2006 to $603 million compared to $595 million in 2005 due to the contribution from new acquisitions of $18 million.  The decrease in organic sales was due to a dramatic decline, which began in the second half of 2006 as a result of the decline in the housing market.

Operating profit as a percent of sales in 2007 was 7.9 percent compared to 9.7 percent in 2006, and 12.6 percent in 2005, respectively.  The decrease in operating margins in 2007 was due to lower overall volume offset partially by cost reduction initiatives.  The decrease in operating margins in 2006 was due to lower overall volume, higher mix of lower margin remodel/retrofit business and increased material and transportation costs.

Liquidity and Capital Resources

During 2007, cash flow from operations was $291.2 million driven by broad-based improvements in working capital.  Cash flow from operations along with available cash and short-term investments and funds from stock option exercises under employee stock plans, provided the funds necessary to meet working capital needs, pay for strategic acquisitions, invest in capital improvements, repurchase common stock, and pay increased dividends.

Cash, cash equivalents, and short-term investments totaled $43.8 million at the end of 2007 compared to $37.3 million at the end of 2006 and $84.7 million at the end of 2005.  These funds, coupled with cash from future operations and additional debt, if needed, are expected to be adequate to finance operations, planned improvements, and internal growth.  The Corporation is not presently aware of any known trends or demands, commitments, events, or uncertainties that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Corporation places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  The Corporation’s inventory turns were 16, 18, and 18, for 2007, 2006, and 2005, respectively.  The Corporation is increasing its foreign-sourced raw materials and finished goods, which while reducing inventory turns does have a favorable impact on the overall total cost.

Investments
Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  Debt securities are classified as held-to-maturity and are stated at amortized cost.  In 2005, the Corporation invested in an investment fund which was excluded from the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value.  A table of holdings as of year-end 2007, 2006, and 2005 is included in the Cash, Cash Equivalents, and Investments note included in the Consolidated Financial Statements.

Capital Expenditure Investments
Capital expenditures were $58.6 million in 2007, $58.9 million in 2006, and $38.9 million in 2005.  These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes, and cost savings initiatives.  The Corporation anticipates capital expenditures for 2008 to be $70 to $75 million due to increased focus on new products and operational process improvement.

Acquisitions
During 2007, the Corporation completed the acquisition of Harman Stove Company, a privately held domestic manufacturer of free-standing stoves and fireplace inserts and two small office furniture dealers for a total combined purchase price of approximately $41 million.  During 2006, the Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer and a small manufacturer of fireplace facings for a total combined purchase price of approximately $78 million.  During 2005, the Corporation completed the acquisition of four small office furniture services companies, three office furniture dealers and three small hearth distributors for a total combined purchase price of approximately $35 million.  Each of the transactions was paid in cash and the results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

Long-Term Debt
Long-term debt, including capital lease obligations, was 38% of total capitalization as of December 29, 2007, 37% as of December 30, 2006, and 15% as of December 31, 2005.  The increase in long-term debt during 2006 and 2005 was due to the Corporation issuing $150 million of senior unsecured notes through the private placement debt market and utilizing its revolving credit facility to fund acquisitions and share repurchases in accordance with its strategy of operating with a more efficient capital structure.  On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement.  On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million.  On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under its revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Additional borrowing capacity of $172 million, less amounts used for designated letters of credit, is available through this revolving bank credit agreement in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not expect future capital resources to be a constraint on planned growth.  Certain of the Corporation’s credit agreements include covenants that limit the assumption of additional debt and lease obligations.  The Corporation has been, and currently is, in compliance with the covenants related to the debt agreements.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$385,507	$29,673	$30,777	$145,321	$179,736
Capital lease obligations	1,409	552	689	168	-
Operating lease obligations	145,412	35,858	57,728	33,019	18,807
Purchase obligations (2)	77,911	77,911	-	-	-
Other long-term obligations (3)	34,225	2,426	4,558	1,111	26,130
Total	$644,464	$146,420	$93,752	$179,619	$224,673

(1)	Interest has been included for all debt at either the fixed rate or variable rate in effect as of December 29, 2007, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term liabilities represent payments due to members who are participants in the Corporation’s salary deferral and long-term incentive compensation programs, mandatory purchases of the remaining unowned interest in four acquisitions, liability for unrecognized tax liabilities in accordance with FIN 48, and contribution and benefit payments expected to be made for our post-retirement benefit plans.  It should be noted that the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

Cash Dividends
Cash dividends were $0.78 per common share for 2007, $0.72 for 2006, and $0.62 for 2005.  Further, the Board of Directors announced a 10.3 percent increase in the quarterly dividend from $0.195 to $0.215 per common share effective with the February 29, 2008, dividend payment for shareholders of record at the close of business February 22, 2008.  The previous quarterly dividend increase was from $0.18 to $0.195, effective with the March 1, 2007 dividend payment for shareholders of record at the close of business on February 23, 2007.  A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  The average dividend payout percentage for the most recent three-year period has been 29 percent of prior year earnings.

Common Share Repurchases
During 2007, the Corporation repurchased 3,581,707 shares of its common stock at a cost of approximately $147.7 million, or an average price of $41.23.  The Board of Directors authorized $200 million on November 11, 2005, an additional $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of December 29, 2007, approximately $192.2 million of this authorized amount remained unspent.  During 2006, the Corporation repurchased 4,336,987 shares of its common stock at a cost of approximately $203.6 million, or an average price of $46.96.  During 2005, the Corporation repurchased 4,059,068 shares of its common stock at a cost of approximately $202.2 million, or an average price of $49.82.

Litigation and Uncertainties
The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management believes that macroeconomic indicators point to continued slowing in the office furniture business during 2008.  The Corporation expects to increase its investment in growth opportunities and position for the market recovery by enhancing its selling capabilities and launching a significant number of new products.  The Corporation will work to offset the market softness and increased investment by eliminating waste, attacking structural cost and streamlining its businesses.

The housing market is expected to decline during 2008 and continue to significantly pressure both revenue and profit in the Corporation’s hearth products segment.  The Corporation intends to continue to profitably manage through these conditions by streamlining its operations, however, it will continue to position the business for long-term growth once conditions stabilize.

The Corporation anticipates that its tax rate on average will be 35.5 percent in 2008 due to the expiration of the research tax credit.  In the event this credit is renewed in its most recent form it would lower the effective rate approximately 0.8 percentage points.

The Corporation remains focused on creating long-term shareholder value by growing its business through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing rapid continuous improvement programs to build best total cost and a lean enterprise.

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

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning.  Steel is the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas.  Oil and natural gas prices have increased sharply in the last several years and as a result the cost of plastics and textiles have increased.  The cost of wood particleboard has been impacted by continued downsizing of production capacity in the wood market as well as increased cost in transportation related to oil increases.  All of these materials are impacted increasingly by global market pressure and impacts.  The Corporation works to offset these increased costs through global sourcing initiatives and price increases on its products, however, margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934.  As of December 29, 2007, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have not been any changes in the Corporation's internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information under the caption "Election of Directors" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Part I, Table I "Executive Officers of the Registrant."

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Director Independence,” “Certain Relationships and Related Transactions,” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2007 Annual Report to Shareholders are filed as a part of this report pursuant to Item 8:

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached pursuant to Item 15(d):

Schedule II	Valuation and Qualifying Accounts for the Years Ended December 29, 2007, December 30, 2006, and December 31, 2005	75

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

         An exhibit index of all exhibits incorporated by reference into, or filed with, this Annual Report on Form 10-K appears on Page 76.  The following exhibits are filed herewith:

Exhibit

(10vii)	Form of 2007 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 25, 2008	By:	/s/ Stan A. Askren
Stan A. Askren
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each Director whose signature appears below authorizes and appoints Stan A. Askren as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments and post-effective amendments to this report.

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 25, 2008
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Jerald K. Dittmer	Vice President, Chief Financial	February 25, 2008
Jerald K. Dittmer	Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Mary H. Bell	Director	February 25, 2008
Mary H. Bell

/s/ Miguel M. Calado	Director	February 25, 2008
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 25, 2008
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 25, 2008
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 25, 2008
John A. Halbrook

/s/ James R. Jenkins	Director	February 25, 2008
James R. Jenkins

/s/ Dennis J. Martin	Director	February 25, 2008
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 25, 2008
Larry B. Porcellato

/s/ Joseph Scalzo	Director	February 25, 2008
Joseph Scalzo

/s/ Abbie J. Smith	Director	February 25, 2008
Abbie J. Smith

/s/ Brian E. Stern	Director	February 25, 2008
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 25, 2008
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

On November 13, 2007 the Corporation completed the acquisition of Harman Stove Company (“Harman”) as discussed in the Business Combination footnote to the Corporation’s consolidated financial statements.  Management excluded Harman from it’s assessment of the Corporation’s internal control over financial reporting as it was acquired during the fiscal year.  Harman’s total assets and total revenues represent 3% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended December 29, 2007.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 29, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of the Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 29, 2007, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 29, 2007, December 30, 2006, and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Corporation changed the manner in which it accounts for share-based compensation effective January 1, 2006 and the manner in which obligations associated with defined benefit pension and other postretirement plans are presented effective December 30, 2006.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Harman Stove Company ("Harman") from its assessment of internal control over financial reporting as of December 29, 2007 because it was acquired by the Corporation in a purchase combination on November 13, 2007. We have also excluded Harman from our audit of internal control over financial reporting. Harman's total assets and total revenues represent 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2008

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)
For the Years	2007	2006	2005

Net sales	$2,570,472	$2,679,803	$2,433,316

Cost of products sold	1,664,697	1,752,882	1,549,475

Gross profit	905,775	926,921	883,841

Selling and administrative expenses	702,329	717,676	663,667

Restructuring related and impairment charges	9,788	2,829	3,462

Operating income	193,658	206,416	216,712

Interest income	1,229	1,139	1,518

Interest expense	18,161	14,323	2,355

Earnings from continuing operations before income taxes and minority interest	176,726	193,232	215,875

Income taxes	57,141	63,670	77,715

Earnings from continuing operations before minority interest	119,585	129,562	138,160

Minority interest in earnings of subsidiary	(279)	(110)	(6)

Income from continuing operations	119,864	129,672	138,166

Discontinued operations, less applicable income taxes	514	(6,297)	(746)

Net income	$120,378	$123,375	$137,420

Net income from continuing operations – basic	$2.57	$2.59	$2.53

Net income from discontinued operations – basic	0.01	(0.13)	(0.02)

Net income per common share – basic	$2.58	$2.46	$2.51

Weighted average shares outstanding – basic	46,684,774	50,059,443	54,649,199

Net income from continuing operations – diluted	$2.55	$2.57	$2.51

Net income from discontinued operations – diluted	0.02	(0.12)	(0.01)

Net income per common share – diluted	$2.57	$2.45	$2.50

Weighted average shares outstanding - diluted	46,925,161	50,374,758	55,033,741

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2007	2006	2005
Assets
Current Assets
Cash and cash equivalents	$33,881	$28,077	$75,707
Short-term investments	9,900	9,174	9,035
Receivables, net	288,777	316,568	278,515
Inventories	108,541	105,765	91,110
Deferred income taxes	17,828	15,440	15,831
Prepaid expenses and other current assets	30,145	29,150	16,400
Total Current Assets	489,072	504,174	486,598
Property, Plant, and Equipment	305,431	309,952	294,660
Goodwill	256,834	251,761	242,244
Other Assets	155,639	160,472	116,769
Total Assets	$1,206,976	$1,226,359	$1,140,271
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$367,320	$328,882	$309,222
Note payable and current maturities of long-term debt and capital lease obligations	14,715	26,135	40,350
Current maturities of other long-term obligations	2,426	3,525	8,602
Total Current Liabilities	384,461	358,542	358,174
Long-Term Debt	280,315	285,300	103,050
Capital Lease Obligations	776	674	819
Other Long-Term Liabilities	55,843	56,103	48,671
Deferred Income Taxes	26,672	29,321	35,473
Minority Interest in Subsidiaries	1	500	140
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	-	-	-
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,835	47,906	51,849
Authorized: 200,000
Issued and outstanding: 2007-44,835; 2006-47,906; 2005-51,849
Additional paid-in capital	3,152	2,807	941
Retained earnings	410,075	448,268	540,822
Accumulated other comprehensive (loss) income	846	(3,062)	332
Total Shareholders’ Equity	458,908	495,919	593,944
Total Liabilities and Shareholders’ Equity	$1,206,976	$1,226,359	$1,140,271

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity

Balance, January 1, 2005	$55,303	$6,879	$606,632	$349	$669,163
Comprehensive income:
Net income			137,420		137,420
Other comprehensive loss				(17)	(17)
Comprehensive income					137,403

Cash dividends			(33,841)		(33,841)
Common shares – treasury:
Shares purchased	(4,059)	(28,769)	(169,389)		(202,217)
Shares issued under Members’ Stock Purchase Plan and stock awards	605	22,831			23,436

Balance, December 31, 2005	51,849	941	540,822	332	593,944
Comprehensive income:
Net income			123,375		123,375
Other comprehensive income				1,168	1,168
Comprehensive income					124,543
Adoption of FAS158 impact				(4,562)	(4,562)

Cash dividends			(36,028)		(36,028)
Common shares – treasury:
Shares purchased	(4,337)	(19,408)	(179,901)		(203,646)
Shares issued under Member’s Stock Purchase Plan and stock awards	394	21,274			21,668
Balance, December 30, 2006	47,906	2,807	448,268	(3,062)	495,919
Comprehensive income:
Net income			120,378		120,378
Other comprehensive income				3,908	3,908
Comprehensive income					124,286
Adoption of FIN 48 impact			(509)		(509)

Cash dividends			(36,408)		(36,408)
Common shares – treasury:
Shares purchased	(3,582)	(22,439)	(121,654)		(147,675)
Shares issued under Member’s Stock Purchase Plan and stock awards	511	22,784			23,295

Balance, December 29, 2007	$44,835	$3,152	$410,075	$846	$458,908
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2007	2006	2005
Net Cash Flows From (To) Operating Activities:
Net income	$120,378	$123,375	$137,420
Noncash items included in net income:
Depreciation and amortization	68,173	69,503	65,514
Other postretirement and post-employment benefits	2,132	2,109	2,002
Stock-based compensation	3,603	3,219	-
Excess tax benefits from stock compensation	(808)	(865)	-
Deferred income taxes	(4,935)	(3,712)	(8,933)
Net loss on sales, retirements and impairments of long-lived assets and intangibles	1,662	4,639	1,529
Stock issued to retirement plan	6,611	7,948	6,199
Other – net	(1,162)	1,733	1,164
Changes in working capital, excluding acquisition and disposition:
Receivables	39,941	(24,059)	(25,654)
Inventories	20,380	(7,123)	(10,488)
Prepaid expenses and other current assets	2,264	(9,541)	(4,207)
Accounts payable and accrued expenses	30,944	(2,794)	36,809
Income taxes	1,169	(2,088)	(5,534)
Increase (decrease) in other liabilities	835	(2,742)	5,188
Net cash flows from (to) operating activities	291,187	159,602	201,009
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(58,568)	(58,921)	(38,912)
Proceeds from sale of property, plant and equipment	12,145	5,952	317
Capitalized software	(346)	(1,003)	(2,890)
Acquisition spending, net of cash acquired	(41,696)	(78,569)	(33,804)
Short-term investments – net	-	926	2,400
Purchase of long-term investments	(24,427)	(13,600)	(34,495)
Sales or maturities of long-term investments	20,576	8,250	32,505
Other – net	294	-	(68)
Net cash flows from (to) investing activities	(92,022)	(136,965)	(74,947)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(147,675)	(203,646)	(202,217)
Proceeds from long-term debt	289,503	515,157	199,000
Payments of note and long-term debt and other financing	(309,297)	(352,401)	(57,970)
Proceeds from sale of HNI Corporation common stock	9,708	5,786	14,997
Excess tax benefits from stock compensation	808	865	-
Dividends paid	(36,408)	(36,028)	(33,841)
Net cash flows from (to) financing activities	(193,361)	(70,267)	(80,031)
Net increase (decrease) in cash and cash equivalents	5,804	(47,630)	46,031
Cash and cash equivalents at beginning of year	28,077	75,707	29,676
Cash and cash equivalents at end of year	$33,881	$28,077	$75,707
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$18,213	$12,002	$1,961
Income taxes	$57,128	$75,266	$88,133
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”), is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers, retail superstores, and to end-user customers, and federal and state governments. Dealer, wholesaler, and retail superstores are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2007 ended on December 29, 2007; 2006 ended on December 30, 2006; and 2005 ended on December 31, 2005.  The financial statements for fiscal years 2007, 2006, and 2005 are on a 52-week basis.  A fifty-three week year occurs approximately every sixth year.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash, money market accounts, and debt securities.  These securities have original maturity dates not exceeding three months from date of purchase.  The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  Debt securities are classified as held-to-maturity and are stated at amortized cost.  The specific identification method is used to determine realized gains and losses on the trade date.  The Corporation has invested in an investment fund that is excluded from the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; however, the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value.

At December 29, 2007, December 30, 2006, and December 1, 2005, cash, cash equivalents, and investments consisted of the following (cost approximates market value):

Year-End 2007 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Available for sale securities
Debt and equity securities	$-	$-	$4,996
Investment in master fund	-	9,900	25,705
Cash and money market accounts	33,881	-	-
Total	$33,881	$9,900	$30,701

Year-End 2006 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$-	$400
Investment in master fund	-	9,174	25,589
Cash and money market accounts	28,077	-	-
Total	$28,077	$9,174	$25,989

Year-End 2005 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$-	$400
Investment in master fund	-	9,035	19,085
Cash and money market accounts	75,707	-	-
Total	$75,707	$9,035	$19,485

Receivables
Accounts receivable are presented net of an allowance for doubtful accounts of $11.5 million, $12.8 million, and $12.0 million, for 2007, 2006, and 2005, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 87%, 86%, and 89% of its inventory by the last-in, first-out (“LIFO”) method at December 29, 2007, December 30, 2006, and December 31, 2005, respectively.  Additionally, the Corporation evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.  The reserves for excess and obsolete inventory were $9.1 million, $7.7 million, and $8.2 million, at year-end 2007, 2006, and 2005, respectively.

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost. Depreciation has been computed using the straight-line method over estimated useful lives:  land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years.

Long-Lived Assets
Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Asset impairment charges recorded in connection with the Corporation’s restructuring activities are discussed in Restructuring Related Charges.  These assets included real estate, manufacturing equipment, and certain other fixed assets.  The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is regularly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.

Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Corporation has evaluated its goodwill for impairment and has determined that the fair value of reporting units in continuing operations exceeds their carrying value so no impairment of goodwill was recognized in continuing operations. Management’s assumptions about future cash flows for the reporting units requires significant judgment, and actual cash flows in the future may differ significantly from those forecasted today.  The goodwill associated with the reporting unit held for sale was impaired in 2006 and were included as part of the loss from discontinued operations.

The Corporation also determines the fair value of indefinite lived trademarks on an annual basis or whenever indications of impairment exist.  The Corporation has evaluated its trademarks for impairment and recognized an impairment charge of $1.0 million in 2006 related to two trademarks where the carrying value exceeded the fair market value.  These trademarks were associated with the reporting unit classified as held for sale and were included as part of the loss from discontinued operations.

The Corporation has definite lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $74 million are included on the consolidated balance sheet as of the end of fiscal 2007.

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

(In thousands)	2007	2006	2005
Balance at the beginning of the period	$10,624	$10,157	$10,794
Accrual assumed from acquisition	703	125	-
Accruals for warranties issued during the period	14,831	12,273	9,809
Accrual related to pre-existing warranties	600	810	1,449
Settlements made during the period	(14,635)	(12,741)	(11,895)
Balance at the end of the period	$12,123	$10,624	$10,157

Revenue Recognition
Revenue is normally recognized upon shipment of goods to customers.  In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sales agreement.  Revenue includes freight charged to customers; the related costs are recorded in selling and administrative expense.  Rebates, discounts, and other marketing program expenses that are directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements that are subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs
Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities, and administrative fees.  The amounts charged against income were $24.0 million in 2007, $27.6 million in 2006, and $27.3 million in 2005.

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

Income Taxes
The Corporation accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” and in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.  There were approximately $7.7 million of accumulated earnings considered to be permanently reinvested as of December 29, 2007.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under options and deferred restricted stock have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2007	2006	2005
Numerators:
Numerators for both basic and diluted EPS net income	$120,378	$123,375	$137,420
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	46,685	50,059	54,649
Potentially dilutive shares from stock option plans	240	316	385

Denominator for diluted EPS	46,925	50,375	55,034

Earnings per share – basic	$2.58	$2.46	$2.51
Earnings per share – diluted	$2.57	$2.45	$2.50

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal year 2007, 2006, and 2005, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion for 2007 was 412,916; for 2006 was 290,366; and for 2005 was 176,900.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted the provision of FIN 48 on December 31, 2006, the beginning of fiscal 2007.  See “Income Taxes” footnote for additional information.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidation Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.

Restructuring Related and Impairment Charges
As a result of the Corporation’s ongoing business simplification and cost reduction initiatives, management made the decision in 2007 to close an office furniture facility in Richmond, Virginia and consolidate production into other locations.  In connection with the shutdown of the Richmond facility, the Corporation recorded $4.4 million of pre-tax charges which included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $3.8 million of severance which were recorded as restructuring costs.  The closure and consolidation will be completed during the first half of 2008.  The Corporation will incur additional restructuring charges and transition costs of approximately $9 to $11 million in connection with the closure.

The Corporation’s hearth product segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations, the Corporation recorded $1.1 million of severance and facility exit costs which were recorded as restructuring costs.

During 2007, the Corporation completed the shutdown of an office furniture facility, which began in the fourth quarter of 2006.  The facility was located in Monterrey, Mexico and production from this facility was consolidated into other locations.  In connection with this shutdown, the Corporation recorded $0.8 million of severance costs in 2006.  The Corporation incurred $2.1 million of current period charges during 2007.

During 2006, the Corporation completed the shutdown of two office furniture facilities which began in the third quarter of 2005.  The facilities were located in Kent, Washington and Van Nuys, California and production from those facilities was consolidated into other locations.  Charges for these closures in 2005 totaled $4.1 million which consisted of $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, $1.2 million of severance, $0.4 million of pension related expenses, and $1.9 million of factory exit, production relocation, and other costs which were recorded as restructuring costs.  In connection with those shutdowns, the Corporation incurred $1.9 million of current period charges during 2006.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2005.  This summary does not include the effect of the Corporation’s employee retirement plans in 2005, as this item was not accounted for through the restructuring accrual on the Consolidated Balance Sheets but is included as a component of “Restructuring Related and Impairment Charges” in the Consolidated Statements of Income.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at January 1, 2005	$-	$-	$-
Restructuring charges	1,142	1,876	3,018
Cash payments	(325)	(632)	(957)
Restructuring reserve at December 31, 2005	$817	$1,244	$2,061
Restructuring charges	865	1,964	2,829
Cash payments	(841)	(3,208)	(4,049)
Restructuring reserve at December 30, 2006	$841	$-	$841
Restructuring charges	3,539	3,523	7,062
Cash payments	(522)	(2,533)	(3,055)
Restructuring reserve at December 29, 2007	$3,858	$990	$4,848

The Corporation made the decision in 2007 to sell several small non-core components of its office furniture services business and recorded $2.7 million of impairment charges, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, to reduce the assets being held for sale to fair market value.

Business Combinations
The Corporation completed the acquisition of Harman Stove Company, a privately held domestic manufacturer of free-standing stoves and fireplace inserts, as well as two small office furniture dealers during 2007.  The combined purchase price of these acquisitions less cash acquired totaled $40.9 million. The Corporation has finalized the allocation of the purchase price for all acquisitions other than the Harman Stove Company acquisition which occurred in the final quarter of the year.  Any modification is not expected to be significant.  A reclassification between goodwill and other intangible assets will occur based on the final valuation report for the Harman Stove Company acquisition.  There are approximately $1.6 million of intangibles associated with these acquisitions.  Of these acquired intangibles, $0.4 million was assigned to trade names that are not subject to amortization.  The remaining $1.2 million have estimated useful lives ranging from one to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships.  There is approximately $8.6 million of goodwill associated with these acquisitions of which $3.6 million was assigned to the furniture segment and $5.0 million was assigned to the hearth segment.  All goodwill is deductible for income tax purposes.

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer, and a small manufacturer of fireplace facings during 2006.  The combined purchase price of these acquisitions less cash acquired totaled $78.2 million.  The Corporation increased its borrowings under the revolving credit facility to fund the acquisitions.  The Corporation acquired controlling interest in the office furniture dealer and the ability to call the remaining interest on or after fiscal year-end 2011.  The Corporation must exercise its call on or before the end of fiscal 2016.  SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) requires a mandatorily redeemable financial instrument to be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  It also requires that mandatorily redeemable financial instruments be measured at fair value.  Therefore, the Corporation has recorded a liability for the remaining interest at fair value.  The Corporation continues to monitor and adjust the recorded amount to accrete the obligation to the estimated redemption amount through a charge to earnings as required.  There are approximately $53.7 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization.  The remaining $39.7 million have estimated useful lives ranging from two to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships.  There is approximately $11.7 million of goodwill associated with these acquisitions, of which $8.9 million was assigned to the furniture segment and $2.8 was assigned to the hearth segment.  Approximately $6.9 million of the goodwill is not deductible for income tax purposes.

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

Discontinued Operations
During December 2006, the Corporation committed to a plan to sell a small non-core component of its office furniture segment.  The sale was completed during the second quarter of 2007.  Revenues and expenses associated with this component are presented as discontinued operations for all periods presented.  During the fourth quarter 2006 the Corporation recorded a pre-tax charge of approximately $7.1 million to reduce the assets to the fair market value.  The charge was mainly due to the writedown of goodwill and other intangibles not deductible for tax purposes.

Summarized financial information for discontinued operations is as follows:

(in thousands)	2007	2006	2005
Discontinued Operations:
Operating income (loss) before tax	$796	$(818)	$(666)
Income tax	282	(294)	(240)
Net income (loss) from discontinued operations	514	(524)	(426)

Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	-	(7,125)	(500)
Benefit for income tax	-	(1,352)	(180)
Net impairment loss on discontinued operations	-	(5,773)	(320)
Discontinued operations, net of income tax	$514	$(6,297)	$(746)

Inventories
(In thousands)	2007	2006	2005
Finished products	$76,804	$66,238	$61,027
Materials and work in process	52,641	58,789	46,398
LIFO reserve	(20,904)	(19,262)	(16,315)
	$108,541	$105,765	$91,110

Property, Plant, and Equipment
(In thousands)	2007	2006	2005
Land and land improvements	$23,805	$27,700	$26,361
Buildings	268,650	266,801	240,174
Machinery and equipment	501,950	550,979	523,240
Construction and equipment installation in progress	25,858	12,936	23,976
	820,263	858,416	813,751
Less: accumulated depreciation	514,832	548,464	519,091
	$305,431	$309,952	$294,660

Goodwill and Other Intangible Assets
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of third quarter or whenever indicators of impairment exist.  The Corporation has evaluated its goodwill for impairment and has determined that the fair value of its reporting units included as continuing operations exceeds the carrying values and, therefore, no impairment of goodwill was recorded in continuing operations.  The Corporation did record an impairment charge of $5.7 million in 2006 which was included in discontinued operations on the Consolidated Statements of Income.

The Corporation also owns trademarks having a net value of $43.5 million as of December 29, 2007, $43.2 million as of December 30, 2006, and $30.2 million as of December 31, 2005.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation recorded an impairment charge of $1.0 million in 2006 and $0.5 million in 2005 related to two office furniture trademarks associated with the discontinued operation where the carrying amount exceeded the current fair market value.  The charge was included in discontinued operations on the Consolidated Statements of Income.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s consolidated balance sheets:

(In thousands)	2007	2006	2005
Patents	$18,780	$18,780	$18,480
Customer lists and other	101,320	103,492	67,211
Less: accumulated amortization	45,833	39,796	28,758
Net intangible assets	$74,267	$82,476	$56,933

Amortization expense for definite-lived intangibles for 2007, 2006, and 2005, was $9.2 million, $10.4 million, and $7.3 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2008	2009	2010	2011	2012
Amortization expense	$6.8	$6.5	$5.6	$4.9	$4.8

The occurrence of events such as acquisitions, dispositions, or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since January 1, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 1, 2005	$65,531	$159,023	$224,554
Goodwill increase during period	12,128	5,562	17,690
Balance as of December 31, 2005	$77,659	$164,585	$242,244
Goodwill increase during period	12,810	2,790	15,600
Goodwill decrease during period	(5,654)	(429)	(6,083)
Balance as of December 30, 2006	$84,815	$166,946	$251,761
Goodwill increase during period	3,577	5,001	8,578
Goodwill decrease during period	(3,118)	(387)	(3,505)
Balance as of December 29, 2007	$85,274	$171,560	$256,834

The goodwill increases relate to acquisitions completed.  See Business Combinations note.  The decrease in goodwill in the office furniture segment in 2007 is due to goodwill associated with office services business units held for sale and final purchase price allocations for previous acquisitions.  The decrease in goodwill in the office furniture segment in 2006 is due to the impairment of the goodwill associated with discontinued operations.  The decreases in the hearth products segment relates to the sale of a few small service and distribution locations.

Accounts Payable and Accrued Expenses
(In thousands)	2007	2006	2005
Trade accounts payable	$133,293	$102,436	$86,945
Compensation	30,544	27,835	34,272
Profit sharing and retirement expense	30,441	29,545	32,461
Marketing expenses	57,361	60,676	54,797
Other accrued expenses	115,681	108,390	100,747
	$367,320	$328,882	$309,222

Long-Term Debt
(In thousands)	2007	2006	2005
Note payable to bank, revolving credit agreement with interest at a variable rate (2007-5.46%; 2006-5.70%; 2005-4.69%)	$128,000	$144,000	$140,000
Note payable to bank, with interest at a fixed rate (2007-5.03%; 2006-6.11%)	14,205	14,200	-
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	-
Industrial development revenue bonds, payable 2018 with interest at 3.55% per annum	2,300	2,300	2,300
Other notes and amounts	63	794	900
Total debt	294,568	311,294	143,200
Less: current portion	14,253	25,994	40,150
Long-term debt	$280,315	$285,300	$103,050

Aggregate maturities of long-term debt are as follows:
(In thousands)
2007	$14,253
2008	15
2009	-
2010	128,000
2011	-
Thereafter	152,300

On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the agreement.  On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million.  Amounts borrowed under the Credit Agreement may be borrowed, repaid, and reborrowed from time to time until January 28, 2011.  As of December 29, 2007, none of the borrowings outstanding was classified as short-term as the Corporation does not expect to repay any of the borrowings within a year.

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

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding long-term debt obligations at year-end 2007 approximates the recorded aggregate amount.

Selling and Administrative Expenses
(In thousands)	2007	2006	2005
Freight expense for shipments to customers	$164,062	$182,814	$158,329
Amortization of intangible and other assets	11,702	12,456	10,155
Product development costs	23,967	27,567	27,338
Other selling and administrative expenses	502,598	494,839	467,845
	$702,329	$717,676	$663,667

Income Taxes
Significant components of the provision for income taxes are as follows:

(In thousands)	2007	2006	2005
Current:
Federal	$53,965	$61,399	$77,343
State	6,588	8,671	8,954
Foreign	811	678	131
Current provision	61,364	70,748	86,428
Deferred:
Federal	(3,031)	(7,528)	(8,048)
State	(353)	(651)	(1,081)
Foreign	(418)	(483)	-
Deferred provision	(3,802)	(8,662)	(9,129)
	$57,562	$62,086	$77,299

A reconciliation of the statutory federal income tax rate to the Corporation’s effective income tax rate for continuing operations is as follows:
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.3	2.8	2.4
Credit for increasing research activities	(0.9)	(0.7)	(0.4)
Deduction related to domestic production activities	(1.4)	(0.8)	(0.9)
Extraterritorial income exclusion	-	(0.4)	(0.3)
Excludable foreign income	(2.0)	(0.7)	-
True-up of deferred tax items	-	(2.1)	-
Other – net	(0.7)	(0.1)	0.2
Effective tax rate	32.3%	33.0%	36.0%

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

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2007	2006	2005
Net long-term deferred tax liabilities:
Tax over book depreciation	$1,614	$(1,052)	$(16,458)
Compensation	4,624	4,899	5,907
Goodwill	(38,559)	(33,826)	(30,499)
Other – net	5,649	658	5,577
Total net long-term deferred tax liabilities	(26,672)	(29,321)	(35,473)
Net current deferred tax assets:
Allowance for doubtful accounts	3,491	3,563	3,858
Vacation accrual	5,302	5,323	4,924
Inventory differences	2,572	3,096	5,720
Deferred income	(4,484)	(5,880)	(6,596)
Warranty accruals	4,234	3,906	3,847
Other – net	6,713	5,432	4,078
Total net current deferred tax assets	17,828	15,440	15,831
Net deferred tax (liabilities) assets	$(8,844)	$(13,881)	$(19,642)

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

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

(in thousands)
Unrecognized tax benefits, December 31, 2006	$3,895
Increases in positions taken in a prior period	49
Decreases in positions taken in a prior period	(6)
Increases in positions taken in a current period	1,018
Decreases due to settlements	(2,117)
Unrecognized tax benefits, December 29, 2007	$2,839

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $2.7 million at December 31, 2006 and $2.3 million at December 29, 2007.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Income Statement amounted to a benefit of $0.5 million.  As of December 31, 2006, the Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.9 million.  As of December 29, 2007, the Corporation had a recorded liability for interest and penalties related to unrecognized tax benefits of $0.4 million.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved.  The years 2004 through 2007 remain open for examination by the IRS.  The years 2002 through 2007 are currently under examination or remain open to examination by several states.

As of December 29, 2007, it is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statues of limitation.  It is not expected that any of the changes will be significant individually or in total to the results or financial position of the Corporation.

Shareholders’ Equity

	2007	2006	2005
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,834,519	47,905,351	51,848,591
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	-	-	-

The Corporation purchased 3,581,707; 4,336,987; and 4,059,068 shares of its common stock during 2007, 2006, and 2005, respectively.  The par value method of accounting is used for common stock repurchases.  The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings.

Components of accumulated other comprehensive income (loss) consist of the following:

(In thousands)	2007	2006	2005
Balance at beginning of period	$(3,062)	$332	$349
Foreign currency translation adjustments – net of tax	765	631	293
Change in unrealized gains (losses) on marketable securities – net of tax	(147)	-	-
Change in pension and postretirement liability – net of tax	3,290	537	(310)
Adjustment to initially apply SFAS 158, net of tax	-	(4,562)	-
Balance at end of period	$846	$(3,062)	$332

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation.  This plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock of the Corporation, and awards of Corporation common stock. The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Upon approval of this plan in May 2007, no awards are granted under the 1997 Equity Plan for Non-Employee Directors of HNI Corporation, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  During 2007, 2006, and 2005, 16,194; 13,947; and 13,621 shares of Corporation common stock were issued under these plans, respectively.

Cash dividends declared and paid per share for each year are:

(In dollars)	2007	2006	2005
Common shares	$.78	$.72	$.62

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan, as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who customarily work 20 hours or more per week and who customarily work for five months or more in any calendar year.  The price of the stock purchased under the plan is 85% of the closing price on the exercise date.  No member may purchase stock under the plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2007, 127,436 shares of common stock were issued under the plan at an average price of $33.43.  During 2006, 114,397 shares of common stock were issued under the plan at an average price of $40.03.  During 2005, 77,410 shares of common stock were issued under the plan at an average price of $44.87.  An additional 280,180 shares were available for issuance under the plan at December 29, 2007.

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

The Corporation has entered into change in control employment agreements with corporate officers and certain other key employees.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock when more than one-third of the Corporation’s Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key employee is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key employee for good reason, as such terms are defined in the agreement, then the key employee is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), as amended effective May 8, 2007, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon approval of this plan in May 2007, no future awards are granted under the Corporation’s 1995 Stock-Based Compensation Plan, as amended, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 29, 2007 there were approximately 5.0 million shares available for future issuance under the 2007 Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board of Directors.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to employees under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation also has a shareholder approved Members’ Stock Purchase Plan (the “MSP Plan”).  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During 2007, 127,436 shares of the Corporation’s common stock were issued under the MSP Plan at an average price of $33.43.

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

As a result of adopting the new standard, earnings before income taxes for the year ended December 29, 2007 decreased by $3.6 million, and net earnings decreased by $2.4 million, or $.05 per basic share and $.05 per diluted share.  These results reflect stock compensation expense of $3.6 million and tax benefits of $1.2 million for the period.  For the year ended December 30, 2006, earnings before income taxes decreased by $3.2 million and net earnings decreased by $2.1 million, or $.04 per basic share and $.04 per diluted share.

Adoption of the new standard also affected the presentation of cash flows.  The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements.  For the years ended December 29, 2007, and December 30, 2006, cash flow from operating activities was reduced by $0.8 million and $0.9 million and cash flow from financing activities was increased by $0.8 million and $0.9 million, respectively, as a result of the new standard.

Concurrent with the adoption of the new statement, the Corporation began to use the non-substantive vesting period approach for attributing stock compensation to individual periods.  The nominal vesting period approach was used in determining the stock compensation expense for the Corporation’s pro forma net earnings disclosure for the year ended December 31, 2005, as presented in the table below.  The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions.  Under both approaches, the Corporation elected to recognize stock compensation on a straight-line basis.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005:

(In millions, except for per share data)	2005
Net income, as reported	$137.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.8
Pro forma net income	$135.6
Earnings per share:
Basic – as reported	$2.51
Basic – pro forma	$2.48
Diluted – as reported	$2.50
Diluted – pro forma	$2.47

The stock compensation expense for the years ended December 29, 2007 and December 30, 2006, and the stock compensation expense used in the preceding disclosure of pro forma earnings for the year ended December 31, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Year Ended Dec. 29, 2007	Year Ended Dec. 30, 2006	Year Ended Dec. 31, 2005
Expected term	7 years	7 years	7 years
Expected volatility:
Range used	26.97%	29.75% - 31.23%	31.77% - 33.49%
Weighted-average	26.97%	31.21%	33.47%
Expected dividend yield:
Range used	1.60%	1.24% - 1.43%	1.17% - 1.45%
Weighted-average	1.60%	1.24%	1.45%
Risk-free interest rate:
Range used	4.71%	4.62% - 5.09%	4.21% - 4.57%

Expected volatilities are based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation elected to use the simplified method as allowed by Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB No. 107”) to determine the expected term since the awards qualified as “plain vanilla” options as defined in SAB No. 107.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2005.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2005	1,308,450	$28.65
Granted	175,800	42.81
Exercised	(331,500)	25.14
Forfeited	(24,100)	30.95
Outstanding at December 31, 2005	1,128,650	$31.84
Granted	135,946	58.06
Exercised	(68,500)	22.51
Forfeited	(22,480)	39.91
Outstanding at December 30, 2006	1,173,616	$35.27
Granted	185,823	48.66
Exercised	(214,000)	24.86
Forfeited	(102,373)	46.14
Outstanding at December 29, 2007	1,043,066	$38.72

A summary of the Corporation’s nonvested shares as of December 29, 2007 and changes during the year are presented below:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 30, 2006	665,966	$15.97
Granted	185,823	15.67
Vested	(202,500)	11.17
Forfeited	(102,373)	17.64
Nonvested at December 29, 2007	546,916	$17.34

At December 29, 2007, there was $4.2 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.3 years.  Information about stock options that are vested or expected to vest and that are exercisable at December 29, 2007, follows:
Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	998,626	$38.32	6.1	-
Exercisable	496,150	$29.73	4.5	$2,893

The weighted-average grant-date fair value of options granted was $15.67, $21.39, and $15.74 for 2007, 2006, and 2005, respectively.  Other information for the year follows:

	Year ended
(In thousands)	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005
Total fair value of shares vested	$2,261	$1,702	$875
Total intrinsic value of options exercised	4,673	1,987	8,447
Cash received from exercise of stock options	5,321	1,542	8,334
Tax benefit realized from exercise of stock options	1,551	725	2,999

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $28.1 million, $28.2 million, and $27.4 million, in 2007, 2006, and 2005, respectively.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly employees at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $0, $0, and $653,000, in 2007, 2006, and 2005, respectively.  The increase in 2005 is due to a plan curtailment resulting from the shutdown of an office furniture facility in Van Nuys, California.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees.  Pension expense for this plan amounted to $376,000, $352,000, and $353,000, in 2007, 2006, and 2005, respectively.

Postretirement Health Care
The Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” for its 2006 year-end financial statement and recognized on the 2006 balance sheet the funded status of other postretirement benefit plans.  The following table provides the information required by SFAS No. 158.  The table also provides the funded status of the plan, reconciled to the accrued postretirement benefit costs recognized in the Corporation’s balance sheets for the years prior to the adoption of the new standard.

(In thousands)	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$19,082	$19,738	$18,958
Service cost	480	326	303
Interest cost	1,067	1,053	1,057
Plan changes	(584)	0	0
Benefits paid	(1,361)	(1,218)	(1,503)
Actuarial (gain) or loss	(3,081)	(817)	923
Benefit obligation at end of year	$15,603	$19,082	$19,738

Change in plan assets
Fair value at beginning of year	$6,693	$7,582	$8,777
Actual return on assets	487	326	300
Employer contributions	0	3	8
Benefits paid	(1,361)	(1,218)	(1,503)
Fair value at end of year	$5,819	$6,693	$7,582

Funded Status of Plan	$(9,784)	$(12,388)	$(12,156)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$0	$0	-
Noncurrent liabilities	$9,784	$12,388	-

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Unrecognized actuarial (gain)/loss	$(1,273)	$2,069	-
Unrecognized transition (asset)/obligation	2,654	3,618	-
Unrecognized prior service cost	0	431	-
	$1,381	$6,118	-

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$6,118	$0	-
Change during year prior to SFAS 158 adoption	-	0	-
Change due to the adoption of SFAS 158	-	6,118	-
Change due to unrecognized actuarial(gain)/loss	(3,342)	0	-
Change due to unrecognized transition(asset)/obligation	(964)	0	-
Change due to unrecognized prior service cost	(431)	0	-
Amount disclosed at end of year	$1,381	$6,118	-

Reconciliation of funded status
Funded status	N/A	N/A	$(12,156)
Unrecognized actuarial (gain) or loss	N/A	N/A	3,132
Unrecognized transition obligation or (asset)	N/A	N/A	4,199
Unrecognized prior service cost	N/A	N/A	661
Net amount recognized at year-end	N/A	N/A	$(4,164)

Estimated Future Benefit Payments (In thousands)
Fiscal 2008	$1,120
Fiscal 2009	1,116
Fiscal 2010	1,126
Fiscal 2011	1,127
Fiscal 2012	1,149
Fiscal 2013 – 2017	6,296

Expected Contributions During Fiscal 2008
Total	$0

Plan Assets – Percentage of Fair Value by Category	2007	2006	2005
Cash Equivalents	0%	1%	0%
Equity	25%	25%	0%
Debt	75%	74%	0%
Other	0%	0%	100%
Total	100%	100%	100%

The Corporation invested these funds in high-grade money market instruments in 2005 and 2004.

The discount rates at fiscal year-end 2007, 2006, and 2005, were 6.4%, 5.8%, and 5.5% respectively. The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2008
Service cost	$396
Interest cost	963
Expected return on assets	(358)
Amortization of unrecognized transition (asset)/obligation	508
Net periodic postretirement benefit cost/(income)	$1,509

A discount rate of 6.4% and an expected long-term return on plan assets of 6.8% were used to determine net periodic benefit cost for 2008.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  The expected return on plan assets is based on the specific allocation of assets and an analysis of current market conditions.

Leases
The Corporation leases certain warehouse, plant facilities, and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2007 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2008	$552	$35,858
2009	431	30,871
2010	258	26,857
2011	168	22,795
2012	-	10,224
Thereafter	-	18,807
Total minimum lease payments	1,409	$145,412
Less: amount representing interest	171
Present value of net minimum lease payments, including current maturities of $462	$1,238

Property, plant, and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2007	2006	2005
Buildings	$3,299	$3,299	$3,299
Machinery and equipment	906	-	38
Office equipment	-	-	761
	4,205	3,299	4,098
Less: allowances for depreciation	3,084	2,954	3,564
	$1,121	$345	$534

Rent expense for the years 2007, 2006, and 2005, amounted to approximately $35.6 million, $32.1 million, and $19.5 million, respectively.  The Corporation has an operating lease for a production facility with annual rentals totaling approximately $380,000 with a corporation in which the minority owner of one of the Corporation’s consolidated subsidiaries is an investor.  Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $0, $165,000, and $169,000, for the years 2007, 2006, and 2005, respectively.

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

Significant Customer
One office furniture customer accounted for approximately 11%, 12%, and 12% of consolidated net sales in 2007, 2006, and 2005, respectively.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2007, 2006, and 2005, is as follows for continuing operations:

(In thousands)	2007	2006	2005
Net sales:
Office furniture	$2,108,439	$2,077,040	$1,838,386
Hearth products	462,033	602,763	594,930
	$2,570,472	$2,679,803	$2,433,316
Operating profit:
Office furniture (a)(b)	$194,692	$181,811	$177,487
Hearth products (c)	36,444	58,699	74,822
Total operating profit	231,136	240,510	252,309
Unallocated corporate expenses	(53,992)	(47,105)	(36,424)
Income before income taxes	$177,144	$193,405	$215,885
Depreciation and amortization expense:
Office furniture	$49,294	$48,753	$43,967
Hearth products	14,453	16,559	15,275
General corporate	4,426	4,191	6,272
	$68,173	$69,503	$65,514
Capital expenditures:
Office furniture	$47,408	$42,126	$27,760
Hearth products	8,736	11,093	8,498
General corporate	2,770	6,705	5,544
	$58,914	$59,924	$41,802
Identifiable assets:
Office furniture	$724,447	$748,285	$617,591
Hearth products	356,273	359,646	361,568
General corporate	126,256	118,428	161,112
	$1,206,976	$1,226,359	$1,140,271

(a)
Included in operating profit for the office furniture segment are pretax charges of $8.7 million, $2.8 million, and $3.5 million,  for closing of facilities and impairment charges in 2007, 2006, and 2005, respectively.

(b)	Includes minority interest.
(c)	Included in operating profit for the hearth segment are pretax charges of $1.1 million for closing facilities in 2007.

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

Year-End 2007: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$609,200	$618,160	$674,628	$668,484
Cost of products sold	402,500	402,523	434,385	425,289
Gross profit	206,700	215,637	240,243	243,195
Selling and administrative expenses	170,814	169,559	176,904	185,052
Restructuring related charges (income)	(136)	728	4,264	4,932
Operating income	36,022	45,350	59,075	53,211
Interest income (expense) – net	(4,036)	(4,578)	(4,489)	(3,829)
Earnings from continuing operations before income taxes and minority interest	31,986	40,772	54,586	49,382
Income taxes	11,363	14,404	19,342	12,032
Minority interest in earnings of a subsidiary	(28)	(25)	(63)	(163)
Income from continuing operations	20,651	26,393	35,307	37,513
Discontinued operations, less applicable taxes	30	484	-	-
Net income	$20,681	$26,877	$35,307	$37,513
Net income from continuing operations – basic	$.43	$.56	$.76	$.82
Net income from discontinued operations –basic	.00	.01	-	-
Net income per common share – basic	$.43	$.57	$.76	$.82
Weighted-average common sharesoutstanding – basic	47,996	46,937	46,256	45,550
Net income from continuing operations –diluted	$.43	$.56	$.76	$.82
Net income from discontinued operations –diluted	.00	.01	-	-
Net income per common share – diluted	$.43	$.57	$.76	$.82
Weighted-average common sharesoutstanding – diluted	48,278	47,199	46,487	45,775
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.9	34.9	35.6	36.4
Selling and administrative expenses	28.0	27.4	26.2	27.7
Restructuring related charges	(0.0)	0.1	0.6	0.7
Operating income	5.9	7.3	8.8	8.0
Income taxes	1.9	2.3	2.9	1.8
Income from continuing operations	3.4	4.3	5.2	5.6
Discontinued operations, less applicable taxes	0.0	0.1	-	-
Net income	3.4	4.3	5.2	5.6

Year-End 2006: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$645,565	$667,706	$684,317	$682,215
Cost of products sold	416,610	434,060	447,587	454,625
Gross profit	228,955	233,646	236,730	227,590
Selling and administrative expenses	181,188	184,806	176,134	175,548
Restructuring related charges (income)	1,719	228	(27)	909
Operating income	46,408	48,612	60,623	51,133
Interest income (expense) – net	(1,108)	(3,425)	(4,111)	(4,540)
Earnings from continuing operations beforeincome taxes and minority interest	44,940	45,187	56,512	46,593
Income taxes (1)	16,403	16,493	20,627	10,147
Minority interest in earnings of a subsidiary	(39)	(22)	(24)	(25)
Income from continuing operations	28,576	28,716	35,909	36,471
Discontinued operations, less applicable taxes	(106)	(64)	(147)	(5,980)
Net income	$28,470	$28,652	$35,762	$30,491
Net income from continuing operations – basic	$.55	$.56	$.73	$.76
Net income from discontinued operations –basic	(.00)	(.00)	(.00)	(.13)
Net income per common share – basic	$.55	$.56	$.73	$.63
Weighted-average common sharesoutstanding – basic	51,836	51,009	49,324	48,069
Net income from continuing operations –diluted	$.55	$.56	$.72	$.75
Net income from discontinued operations –diluted	(.00)	(.00)	(.00)	(.12)
Net income per common share – diluted	$.55	$.56	$.72	$.63
Weighted-average common sharesoutstanding – diluted	52,229	51,339	49,592	48,363
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	35.0	34.6	33.4
Selling and administrative expenses	28.1	27.7	25.7	25.7
Restructuring related charges	0.3	0.0	(0.0)	0.1
Operating income	7.2	7.3	8.9	7.5
Income taxes	2.5	2.5	3.0	1.5
Income from continuing operations	4.4	4.3	5.2	5.3
Discontinued operations, less applicable taxes	(0.0)	(0.0)	(0.0)	(0.9)
Net income	4.4	4.3	5.2	4.5

(1)	The Corporation recorded a $4.1 million tax benefit in the 4th quarter of 2006 as discussed in the “Income Taxes” footnote to the financial statements.

Year-End 2005: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$558,168	$589,620	$628,291	$657,237
Cost of products sold	363,139	376,169	393,200	416,967
Gross profit	195,029	213,451	235,091	240,270
Selling and administrative expenses	154,244	158,936	170,837	179,650
Restructuring related charges	-	-	1,071	2,391
Operating income	40,785	54,515	63,183	58,229
Interest income (expense) – net	55	98	(498)	(492)
Earnings from continuing operations beforeincome taxes and minority interest	40,840	54,613	62,685	57,737
Income taxes	14,498	19,386	22,251	21,580
Minority interest in earnings of a subsidiary	-	-	(11)	5
Income from continuing operations	26,342	35,227	40,445	36,152
Discontinued operations, less applicable taxes	(220)	(242)	116	(400)
Net income	$26,122	$34,985	$40,561	$35,752
Net income from continuing operations – basic	$.48	$.64	$.74	$.68
Net income from discontinued operations –basic	(.01)	(.01)	.00	(.01)
Net income per common share – basic	$.47	$.63	$.74	$.67
Weighted-average common sharesoutstanding – basic	55,176	55,131	55,012	53,278
Net income from continuing operations –diluted	$.47	$.63	$.73	$.67
Net income from discontinued operations –diluted	(.00)	(.00)	.00	(.00)
Net income per common share – diluted	$.47	$.63	$.73	$.67
Weighted-average common sharesoutstanding – diluted	55,551	55,513	55,447	53,693
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.9	36.2	37.4	36.6
Selling and administrative expenses	27.6	27.0	27.2	27.3
Restructuring related charges	-	-	0.2	0.4
Operating income	7.3	9.2	10.1	8.9
Income taxes	2.6	3.3	3.5	3.3
Income from continuing operations	4.7	6.0	6.4	5.5
Discontinued operations, less applicable taxes	(0.0)	(0.0)	0.0	(0.1)
Net income	4.7	5.9	6.5	5.4

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2007 – 2005

2007 by Quarter	High	Low	Dividends per Share
1st	$51.65	$43.95	$.195
2nd	47.94	40.14	.195
3rd	45.35	35.56	.195
4th	44.32	33.79	.195
Total Dividends Paid			$.78

2006 by Quarter	High	Low	Dividends per Share
1st	$61.68	$54.83	$.18
2nd	59.70	44.68	.18
3rd	46.14	38.34	.18
4th	48.31	41.05	.18
Total Dividends Paid			$.72

2005 by Quarter	High	Low	Dividends per Share
1st	$45.70	$38.80	$.155
2nd	54.23	44.65	.155
3rd	60.23	50.92	.155
4th	62.41	46.94	.155
Total Dividends Paid			$.62

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2007 – 2003

	Market Price		Diluted	Price/Earnings Ratio
Year	High	Low	Earnings per Share	High	Low
2007	$51.65	$33.79	$2.57	20	13
2006	61.68	38.34	2.45	25	16
2005	62.41	38.80	2.50	25	16
2004	45.71	35.25	1.97	23	18
2003	44.12	24.65	1.68	26	15
Five-Year Average				24	15

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 29, 2007

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD

(In thousands)

Year ended December 29, 2007: Allowance for doubtful accounts	$12,796	$3,906	-	$5,244		$11,458

Year ended December 30, 2006: Allowance for doubtful accounts	$11,977	$3,363	-	$2,544	(A)	$12,796

Year ended December 31, 2005: Allowance for doubtful accounts	$11,388	$3,738	-	$3,149	(A)	$11,977

Note A:  Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3i)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 8, 2007

(3ii)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed August 10, 2007

(4i)
Rights Agreement dated as of August 13, 1998, by and between HNI Corporation and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 14, 1998, as amended by Form 8-A/A filed September 14, 1998, incorporated by reference to Exhibit 4.1 on Form 8-K filed August 10, 1998

(10i)
HNI Corporation 2007 Stock-Based Compensation Plan, as amended effective May 8, 2007, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 *

(10ii)
2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended effective May 8, 2007, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10iii)	Form of HNI Corporation Change In Control Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2006*

(10iv)
HNI Corporation ERISA Supplemental Retirement Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10v)
HNI Corporation 2002 Members Stock Purchase Plan, incorporated by reference to Exhibit B to the Registrant’s proxy statement dated March 22, 2002, related to the Registrant’s Annual Meeting of Shareholders held on May 6, 2002*

(10vi)	Form of HNI Corporation Amended and Restated Indemnity Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007*

(10vii)	Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement

(10viii)	Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 22, 2005*

(10ix)
Credit Agreement dated as of January 28, 2005, among HNI Corporation, as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2005

Exhibit Number	Description of Document

(10x)
HNI Corporation Profit-Sharing Retirement Plan, as amended effective January 1, 2001, incorporated by reference to Exhibit 10(xiv) to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001*

(10xi)
HNI Corporation Long-Term Performance Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xii)
First Amendment to Credit Agreement dated as of December 22, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2006

(10xiii)
HNI Corporation Executive Deferred Compensation Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xiv)
Second Amendment to Credit Agreement dated as of April 6, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10xv)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10xvi)
HNI Corporation Directors Deferred Compensation Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xvii)
Third Amendment to Credit Agreement dated as of November 8, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2006

(10xviii)
HNI Corporation Executive Bonus Plan as amended effective January 1, 2005, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xix)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Document

(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan.