Form 10-Q
period 2008-03-29
HNI CORP
filed 2008-04-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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
Non-accelerated filer                           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at March 29, 2008 44,439,553

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets March 29, 2008, and December 29, 2007	3

Condensed Consolidated Statements of Income Three Months Ended March 29, 2008, and March 31, 2007	5

Condensed Consolidated Statements of Cash Flows Three Months Ended March 29, 2008, and March 31, 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 29, 2008 (Unaudited)	Dec. 29, 2007
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$30,310	$33,881
Short-term investments	9,750	9,900
Receivables	251,902	288,777
Inventories (Note C)	111,239	108,541
Deferred income taxes	18,817	17,828
Prepaid expenses and other current assets	29,475	30,145
Total Current Assets	451,493	489,072

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	24,088	23,805
Buildings	260,476	268,650
Machinery and equipment	510,330	501,950
Construction in progress	29,184	25,858
	824,078	820,263
Less accumulated depreciation	515,690	514,832

Net Property, Plant, and Equipment	308,388	305,431

GOODWILL	316,700	256,834

OTHER ASSETS	156,643	155,639

Total Assets	$1,233,224	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	Mar. 29, 2008 (Unaudited)	Dec. 29, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$295,238	$367,320
Note payable and current maturities of long-term debt and capital lease obligations	50,660	14,715
Current maturities of other long-term obligations	329	2,426
Total Current Liabilities	346,227	384,461

LONG-TERM DEBT	286,300	280,315

CAPITAL LEASE OBLIGATIONS	666	776

OTHER LONG-TERM LIABILITIES	130,836	55,843

DEFERRED INCOME TAXES	27,774	26,672

MINORITY INTEREST IN SUBSIDIARY	144	1

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	44,440	44,835
Mar. 29, 2008 – 44,439,553 shares;
Dec. 29, 2007 – 44,834,519 shares

Additional paid-in capital	3,808	3,152
Retained earnings	391,462	410,075
Accumulated other comprehensive income	1,567	846

Total Shareholders' Equity	441,277	458,908

Total Liabilities and Shareholders' Equity	$1,233,224	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007
	(In thousands, except share and per share data)

Net sales	$563,383	$609,200
Cost of sales	379,345	402,500
Gross profit	184,038	206,700
Selling and administrative expenses	172,555	170,814
Restructuring and impairment	818	(136)
Operating income	10,665	36,022
Interest income	463	252
Interest expense	3,877	4,288
Earnings from continuing operations before income taxes and minority interest	7,251	31,986
Income taxes	3,180	11,363
Earnings from continuing operations before minority interest	4,071	20,623
Minority interest in earnings of subsidiary	94	(28)
Income from continuing operations	3,977	20,651
Discontinued operations, less applicable taxes	-	30
Net income	$3,977	$ 20,681

Net income from continuing operations – basic	$0.09	$0.43
Net income from discontinued operations - basic	-	$0.00
Net income per common share – basic	$0.09	$0.43
Average number of common shares outstanding – basic	44,537,399	47,995,728
Net income from continuing operations – diluted	$0.09	$0.43
Net income from discontinued operations – diluted	-	$0.00
Net income per common share – diluted	$0.09	$0.43
Average number of common shares outstanding – diluted	44,705,603	48,278,102
Cash dividends per common share	$0.215	$0.195
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$3,977	$20,681
Noncash items included in net income:
Depreciation and amortization	17,021	17,182
Other postretirement and post employment benefits	377	533
Stock-based compensation	285	1,017
Excess tax benefits from stock compensation	(11)	(602)
Deferred income taxes	159	(7,532)
Loss on sale, retirement and impairment of long-lived assets and intangibles	619	918
Stock issued to retirement plan	6,592	6,611
Other – net	837	696
Net increase (decrease) in non-cash operating assets and liabilities	(25,484)	2,810
Increase (decrease) in other liabilities	(2,398)	(1,469)
Net cash flows from (to) operating activities	1,974	40,845

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(17,624)	(13,325)
Proceeds from sale of property, plant and equipment	278	229
Acquisition spending, net of cash acquired	-	(782)
Short-term investments – net	(250)	-
Purchase of long-term investments	(381)	(13,902)
Sales or maturities of long-term investments	2,275	12,288
Other – net	-	100
Net cash flows from (to) investing activities	(15,702)	(15,392)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,402	3,961
Purchase of HNI Corporation common stock	(22,076)	(13,119)
Excess tax benefits from stock compensation	11	602
Proceeds from long-term debt	117,000	69,416
Payments of note and long-term debt and other financing	(76,599)	(80,453)
Dividends paid	(9,581)	(9,376)
Net cash flows from (to) financing activities	10,157	(28,969)

Net increase (decrease) in cash and cash equivalents	(3,571)	(3,516)
Cash and cash equivalents at beginning of period	33,881	28,077
Cash and cash equivalents at end of period	$30,310	$24,561

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 29, 2008

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2007 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended December 29, 2007.

Note B. Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three months ended March 29, 2008, and March 31, 2007, the Corporation recognized $0.3 million and $1.0 million, respectively, of stock-based compensation for the cost of stock options and shares issued under the Corporation's Members' Stock Purchase Plan.

At March 29, 2008, there was $5.3 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 81% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Mar. 29, 2008 (Unaudited)	Dec. 29, 2007
Finished products	$71,999	$76,804
Materials and work in process	60,149	52,641
LIFO allowance	(20,909)	(20,904)
	$111,239	$108,541

Note D.  Comprehensive Income and Shareholders' Equity

The Corporation's comprehensive income for the first three months of 2008 consisted of net income, adjustments to net periodic benefit costs of $0.1 million, unrealized holding gains or losses on marketable securities of ($0.2) million, and foreign currency adjustments of $0.8 million.

For the three months ended March 29, 2008, the Corporation repurchased 704,700 shares of its common stock at a cost of approximately $22.1 million.  As of March 29, 2008, $170.1 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	Mar. 29, 2008	Mar. 31, 2007
Numerators:
Numerator for both basic and diluted EPS net income	$3,977	$20,681
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,537	47,996
Potentially dilutive shares from stock option plans	169	282
Denominator for diluted EPS	44,706	48,278
Earnings per share – basic	$0.09	$0.43
Earnings per share – diluted	$0.09	$0.43

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at March 29, 2008, and March 31, 2007, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended March 29, 2008, and March 31, 2007, was 774,983 and 320,509, respectively.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the third quarter 2007 to close an office furniture facility, consolidate production into other manufacturing locations, close two distribution centers and start up a new distribution center.  The Corporation expects that the closures and consolidations will be completed early in the third quarter of 2008.  The Corporation anticipates additional restructuring charges and transition costs of approximately $4 to $6 million.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2007	$3,858	$990	$4,848
Restructuring charges	67	751	818
Cash payments	(2,874)	(1,329)	(4,203)
Balance as of March 29, 2008	$1,051	$412	$1,463

Note G.  Business Combinations

The Corporation completed the acquisition of Hickory Business Furniture ("HBF"), a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The funding of the transaction did not occur until March 31, 2008.   The Corporation did fund the acquisition with its revolving credit facility and therefore the purchase price liability is recorded as long-term and included in other long-term liabilities as of March 29, 2008.  The Corporation is in the process of finalizing the allocation of the purchase price, with valuations and determination of working capital adjustments to be completed.  There are approximately $64 million of intangibles associated with this acquisition, which have all been currently classified as goodwill and will be reclassified based on final valuations.

Note H.  Discontinued Operations

The Corporation completed the sale of a small non-core component of its office furniture segment during the second quarter of 2007.  Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended
(In thousands)	Mar. 29, 2008	Mar. 31, 2007
Discontinued operations:
Operating income/(loss) before tax	$-	$47
Tax impact	-	17
Income/(loss) from discontinued operations, net of income tax	$-	$30

Note I. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 29, 2008 and December 29, 2007, which are reflected in the "Other Assets" line item in the Corporation's condensed consolidated balance sheets:

(In thousands)	Mar. 29, 2008	Dec. 29, 2007
Patents	$19,325	$18,780
Customer relationships and other	103,489	101,320
Less: accumulated amortization	47,993	45,833
	$74,821	$74,267

Aggregate amortization expense for the three months ended March 29, 2008 and March 31, 2007 was $2.2 million and $2.4 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization Expense	$8.5	$7.2	$6.9	$5.9	$5.1

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $45.7 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2007, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2007	$85,274	$171,560	$256,834
Goodwill increase during period	64,374	(4,508)	59,866
Balance as of March 29, 2008	$149,648	$167,052	$316,700

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter, or whenever indicators of impairment exist.  The Corporation has previously evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeds their carrying value so no impairment of goodwill was recognized in the quarter.  The increase in the office furniture segment goodwill relates to the HBF acquisition completed during the first quarter.  The decrease in the hearth products segment relates to final purchase price allocations for a previous acquisition and the sale of a few small distribution and service locations.

Note J.  Product Warranties
The Corporation issues certain warranty policies on its office furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Three Months Ended
(In thousands)	Mar. 29, 2008	Mar. 31, 2007
Balance at beginning of period	$12,123	$10,624
Accruals for warranties issued during period	4,442	3,797
Adjustments related to pre-existing warranties	526	(127)
Settlements made during the period	(4,612)	(3,832)
Balance at end of period	$12,479	$10,462

Note K.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers’ Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Three Months Ended
(In thousands)	Mar. 29, 2008	Mar. 31, 2007
Service cost	$99	$120
Interest cost	241	267
Expected return on plan assets	(90)	(60)
Amortization of transition obligation	127	145
Amortization of prior service cost	-	58
Amortization of (gain)/loss	-	3
Net periodic benefit cost	$377	$533

Note L.  Income Taxes

In the first quarter of 2008, the Corporation completed a detailed analysis and reconciliation of a fixed asset system conversion and determined that net deferred income tax liabilities were understated by $0.6 million.  This understatement primarily related to a deferred tax liability associated with computer software.  To correct this difference, the Corporation increased income tax expense in the first quarter of 2008 by $0.6 million.  The effect of this adjustment is to increase the effective income tax rate related to continuing operations by 0.6 percentage points for the full year and decrease earnings per share from continuing operations by $0.01.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $25.2 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note N.  New Accounting Standards

The Corporation partially adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year.  The standard also expands the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with Financial Accounting Standards Board Staff Position 157-2.

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities, which are classified as available-for-sale, and its investment in target funds.  The marketable securities were comprised of investments in money market funds.  They are reported as noncurrent assets as they are not anticipated to be used for current operations.  The target funds are reported as both current and noncurrent assets based on the portion that is anticipated to be used for current operations.

Assets measured at fair value during the three months ended March 29, 2008 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$4,791	$4,791	$-	$-
Investment in target funds	33,938	-	33,938	-

The Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value on December 30, 2007, the beginning of its 2008 fiscal year.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The adoption of this Statement did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised), "Business Combinations" ("SFAS No. 141(R)"), replacing SFAS No. 141, "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidation Financial Statements – An Amendment of ARB No. 51" ("SFAS No. 160").  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141(R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The decrease in unallocated corporate expenses compared to prior year is due to decreased interest expense and group medical and incentive compensation costs.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three month periods ended March 29, 2008, and March 31, 2007, is as follows:

	Three Months Ended
(In thousands)	Mar. 29, 2008	Mar. 31, 2007
Net Sales:
Office Furniture	$466,025	$497,851
Hearth Products	97,358	111,349
	$563,383	$609,200

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$19,550	$38,926
Restructuring and impairment charges	(799)	136
Office furniture – net	18,751	39,062
Hearth products
Operations before restructuring charges	(2,847)	7,721
Restructuring and impairment charges	(19)	-
Hearth products – net	(2,866)	7,721
Total operating profit	15,885	46,783
Unallocated corporate expense	(8,778)	(14,753)
Income before income taxes	$7,107	$32,030

Depreciation & Amortization Expense:
Office furniture	$12,076	$12,354
Hearth products	3,846	3,688
General corporate	1,099	1,140
	$17,021	$17,182

Capital Expenditures:
Office furniture	$13,912	$10,825
Hearth products	2,844	2,207
General corporate	868	293
	$17,624	$13,325

	As of Mar. 29, 2008	As of Mar. 31, 2007
Identifiable Assets:
Office furniture	$776,650	$706,275
Hearth products	339,552	356,638
General corporate	117,022	110,297
	$1,233,224	$1,173,210
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

Net sales for the first quarter of 2008 decreased 7.5 percent to $563.4 million.  The decrease was driven by a decline in the new construction channel of the hearth business and substantial weakness in the supplies driven channel of the office furniture business.  Gross margins for the quarter decreased from prior year levels due primarily to decreased volume and accelerated depreciation and transition costs related to consolidation of office furniture facilities.  Selling and administrative expenses increased due to higher non-volume related freight costs, increased restructuring costs and transitional costs associated with the plant consolidation and costs associated with new acquisitions.

The Corporation completed the purchased of HBF, a leading provider of premium upholstered seating, textiles, wood tables, and wood case goods for the office furniture environment on March 29, 2008.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first three months of 2008, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation's adoption of SFAS No. 157.

Recent Accounting Pronouncements

The Corporation partially adopted SFAS No. 157 "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year.  The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with FASB Staff Position 157-2.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	Mar. 29, 2008	Mar. 31, 2007	Percent Change
Net sales	$563,383	$609,200	-7.5%
Cost of sales	379,345	402,500	-5.8
Gross profit	184,038	206,700	-11.0
Selling & administrative expenses	172,555	170,814	1.0
Restructuring & impairment charges	818	(136)	-701.5
Operating income	10,665	36,022	-70.4
Interest expense, net	3,414	4,036	-15.4
Earnings from continuing operations before income taxes and minority interest	7,251	31,986	-77.3
Income taxes	3,180	11,363	-72.0
Minority interest in earnings of a subsidiary	94	(28)	-435.7
Income from continuing operations	$3,977	$20,651	-80.7

Consolidated net sales for the first quarter decreased 7.5 percent or $45.8 million compared to the same quarter last year.  Acquisitions contributed $20.2 million or 3.3 percentage points of sales.  Organic sales growth was down due primarily to the decline in the new construction channel of the hearth business and substantial weakness in the supplies driven channel of the office furniture business.

Gross margins for the first quarter decreased to 32.7 percent compared to 33.9 percent for the same quarter last year.  The reduction in gross margin was due to decreased volume as well as accelerated depreciation and transition costs related to the consolidation of office furniture facilities.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 30.8 percent compared to 28.0 percent in the prior year quarter.  The increase was driven by higher freight costs, increased investment in product development and selling initiatives, increased restructuring costs and transitional costs associated with plant consolidation and costs associated with new acquisitions.

The Corporation continued its plan of a facility shutdown, a facility ramp-up, closure of two distribution centers and consolidation and start-up of a new distribution center that was announced in 2007.  First quarter 2008 included $8.5 million of restructuring charges and transition costs in connection with this project.  These included $0.4 million of accelerated depreciation and $3.9 million of other transition costs recorded in cost of sales, $0.8 million of costs recorded as restructuring costs, and $3.4 million of other transition costs recorded in selling and administrative expenses.

Income from continuing operations decreased 80.7 percent and income from continuing operations per diluted share decreased 79.1 percent compared to the same quarter in 2007.

Interest expense decreased $0.4 million during the quarter due to lower average interest rates partially offset by increased borrowings.  Income from continuing operations per share was positively impacted $0.01 per share as a result of the Corporation's share repurchase program.

The effective tax rate for first quarter 2008 was 43.9 percent compared to 35.5 percent in first quarter 2007 due to a deferred tax adjustment.  In the first quarter of 2008, the Corporation completed a detailed analysis and reconciliation of a fixed asset system conversion and determined that net deferred income tax liabilities were understated by $0.6 million.  This understatement primarily related to a deferred tax liability associated with computer software.  To correct this difference, the Corporation increased income tax expense in the first quarter of 2008 by $0.6 million.  The effect of this adjustment is to increase the effective income tax rate related to continuing operations by 0.6 percentage points for the full year and decrease earnings per share from continuing operations by $0.01.  The Corporation anticipates the annualized tax rate for 2008 to be approximately 35.6 percent including the adjustment.

The Corporation completed the purchase of HBF, a leading provider of premium upholstered seating, textiles, wood tables, and wood case goods for the office furniture environment on March 29, 2008.  The funding of the transaction did not occur until March 31, 2008.

Office Furniture

First quarter sales for the office furniture segment decreased 6.4 percent or $31.8 million to $466.0 million from $497.9 million for the same quarter last year due to lower sales from the supplies-driven channel driven by low consumer and small business confidence.  Acquisitions contributed $6.9 million or 1.4 percentage points of sales.  Operating profit prior to unallocated corporate expenses decreased $20.3 million to $18.8 million as a result of lower volume, increased non-volume related freight, restructuring and transition costs related to a plant shutdown, a facility ramp-up, closure of two distribution centers and start-up of a new distribution center, and increased investments in growth initiatives and selling capabilities.

Hearth Products

First quarter net sales for the hearth products segment decreased 12.6 percent or $14.0 million to $97.4 million from $111.3 million for the same quarter last year.  The Corporation's acquisitions completed during 2007 contributed $13.3 million or 11.9 percentage points.  Excluding acquisitions, sales declined 24.5 percent driven by a 34 percent decrease in new construction channel revenue.  The Corporation continued to be negatively impacted by housing market conditions.  Operating profit prior to unallocated corporate expenses decreased $10.6 million to a $2.9 million loss due to lower volume and a larger mix of lower margin remodel/retrofit business.

Liquidity and Capital Resources

As of March 29, 2008, cash and short-term investments were $40.1 million compared to $43.8 million at year-end 2007.  Cash flow from operations for the first three months of fiscal 2008 was $2.0 million compared to $40.8 million in 2007 due to lower net income and the timing of working capital requirements in the current year.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation has sufficient liquidity to manage its operations and as of March 29, 2008 maintained additional borrowing capacity of $105 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Capital expenditures for the first three months of fiscal 2008 were $17.6 million compared to $13.3 million in 2007 and were primarily for tooling and equipment for new products and the plant consolidation.  For the full year 2008, capital expenditures are expected to be $65 to $70 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of HBF during the first quarter ended March 29, 2008 for a purchase price of approximately $75 million, however, the funding of the transaction did not occur until March 31, 2008.  During the first three months of 2008, net borrowings under the Corporation’s revolving credit facility increased $42 million to fund capital expenditures and share repurchase.  As of March 29, 2008, $170 million of the revolving credit facility was outstanding with $36 million classified as short-term as the Corporation expects to repay that portion of the borrowings within the next twelve months.  The Corporation did fund the HBF acquisition with its revolving credit facility and therefore the purchase price liability is recorded as long-term and included in other long-term liabilities as of March 29, 2008.

On February 13, 2008, the Corporation's Board of Directors (the "Board") approved a 10.3 percent increase in the common stock quarterly cash dividend from $0.195 per share to $0.215 per share.  The dividend was paid on February 29, 2008, to shareholders of record on February 22, 2008.  This was the 212th consecutive quarterly dividend paid by the Corporation.

For the three months ended March 29, 2008, the Corporation repurchased 704,700 shares of its common stock at a cost of approximately $22.1 million, or an average price of $31.33 per share.  As of March 29, 2008, approximately $170.1 million of the Board’s current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first three months of fiscal 2008 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Management expects the economy to continue to be difficult.  Weakness in the supplies-driven channel of the office furniture business is expected to continue.  Management also anticipates that the project business will soften some with the economy as organizations reduce or defer capital spending.  The Corporation expects to continue its investment in growth opportunities and position for the market recovery by enhancing its selling capabilities and launching a significant number of new products.  The Corporation will work to offset the market softness and rising fuel and material costs by eliminating waste, attacking structural cost and streamlining its businesses.

The hearth business continues to be negatively impacted by housing market conditions.  The timing of any housing market recovery remains uncertain.  Sales and profitability will be challenged through 2008.  The Corporation will continue to tightly manage its costs and improve its competitive position with an eye on a mid-term housing market recovery.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.   These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, (f) ability to maintain its effective tax rate, and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including, with respect to the Corporation's hearth products, the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation’s revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and acting chief financial officer of the Corporation has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of March 29, 2008, and, based on his evaluation, the chief executive officer and acting chief financial officer has concluded that these controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended March 29, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
12/30/07 – 1/26/08	282,600	$31.50	282,600	183,262,679
1/27/08 – 2/23/08	257,800	$32.13	257,800	174,979,872
2/24/08 – 3/29/08	164,300	$29.77	164,300	170,089,128
Total	704,700		704,700
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the first quarter of 2008, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 5.  Other Information

Effective as of July 2, 2007, David C. Burdakin, Executive Vice President, HNI Corporation, resigned.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: April 30, 2008	By:	/s/ Stan A. Askren
Stan A. Askren
Chairman, President and Chief Executive Officer and
Acting Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002