Form 10-Q
period 2008-06-28
HNI CORP
filed 2008-07-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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
YES       X                     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      X                Accelerated filer
Non-accelerated filer                           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at June 28, 2008 44,211,457

Index
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun. 28, 2008 (Unaudited)	Dec. 29, 2007
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$23,028	$33,881
Short-term investments	9,650	9,900
Receivables	277,553	288,777
Inventories (Note C)	103,868	108,541
Deferred income taxes	17,704	17,828
Prepaid expenses and other current assets	29,793	30,145
Total Current Assets	461,596	489,072

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	24,277	23,805
Buildings	265,801	268,650
Machinery and equipment	504,292	501,950
Construction in progress	29,677	25,858
	824,047	820,263
Less accumulated depreciation	511,721	514,832

Net Property, Plant, and Equipment	312,326	305,431

GOODWILL	279,178	256,834

OTHER ASSETS	190,743	155,639

Total Assets	$1,243,843	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun. 28, 2008 (Unaudited)	Dec. 29, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,396	$367,320
Note payable and current maturities of long-term debt and capital lease obligations	37,605	14,715
Current maturities of other long-term obligations	302	2,426
Total Current Liabilities	377,303	384,461

LONG-TERM DEBT	342,300	280,315

CAPITAL LEASE OBLIGATIONS	601	776

OTHER LONG-TERM LIABILITIES	55,709	55,843

DEFERRED INCOME TAXES	26,822	26,672

MINORITY INTEREST IN SUBSIDIARY	135	1

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	44,211	44,835
June 28, 2008 – 44,211,457 shares;
Dec. 29, 2007 – 44,834,519 shares

Additional paid-in capital	3,482	3,152
Retained earnings	391,396	410,075
Accumulated other comprehensive income	1,884	846

Total Shareholders' Equity	440,973	458,908

Total Liabilities and Shareholders' Equity	$1,243,843	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Jun. 28, 2008	Jun. 30, 2007
	(In thousands, except share and per share data)

Net sales	$613,114	$618,160
Cost of sales	403,671	402,523
Gross profit	209,443	215,637
Selling and administrative expenses	182,673	169,559
Restructuring and impairment	2,029	728
Operating income	24,741	45,350
Interest income	175	196
Interest expense	4,359	4,774
Earnings from continuing operations before income taxes and minority interest	20,557	40,772
Income taxes	7,095	14,404
Earnings from continuing operations before minority interest	13,462	26,368
Minority interest in earnings of subsidiary	(7)	(25)
Income from continuing operations	13,469	26,393
Discontinued operations, less applicable taxes	-	484
Net income	$13,469	$26,877

Net income from continuing operations – basic	$0.30	$0.56
Net income from discontinued operations – basic	-	$0.01
Net income per common share – basic	$0.30	$0.57
Average number of common shares outstanding – basic	44,233,402	46,936,567
Net income from continuing operations – diluted	$0.30	$0.56
Net income from discontinued operations – diluted	-	$0.01
Net income per common share – diluted	$0.30	$0.57
Average number of common shares outstanding – diluted	44,370,451	47,199,397
Cash dividends per common share	$0.215	$0.195
See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007
	(In thousands, except share and per share data)

Net sales	$1,176,497	$1,227,360
Cost of sales	783,016	805,023
Gross profit	393,481	422,337
Selling and administrative expenses	355,228	340,373
Restructuring and impairment	2,847	592
Operating income	35,406	81,372
Interest income	638	448
Interest expense	8,236	9,062
Earnings from continuing operations before income taxes and minority interest	27,808	72,758
Income taxes	10,275	25,767
Earnings from continuing operations before minority interest	17,533	46,991
Minority interest in earnings of subsidiary	87	(53)
Income from continuing operations	17,446	47,044
Discontinued operations, less applicable taxes	-	514
Net income	$17,446	$47,558

Net income from continuing operations – basic	$0.39	$0.99
Net income from discontinued operations – basic	-	$0.01
Net income per common share – basic	$0.39	$1.00
Average number of common shares outstanding – basic	44,385,400	47,466,147
Net income from continuing operations – diluted	$0.39	$0.99
Net income from discontinued operations – diluted	-	$0.01
Net income per common share – diluted	$0.39	$1.00
Average number of common shares outstanding – diluted	44,541,467	47,733,977
Cash dividends per common share	$0.43	$0.39
See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$17,446	$47,558
Noncash items included in net income:
Depreciation and amortization	34,566	33,730
Other postretirement and post employment benefits	754	1,066
Stock-based compensation	952	1,909
Excess tax benefits from stock compensation	(11)	(654)
Deferred income taxes	379	(10,344)
Loss on sale, retirement and impairment of long-lived assets and intangibles	2,131	2,384
Stock issued to retirement plan	6,592	6,611
Other – net	1,202	754
Net increase (decrease) in non-cash operating assets and liabilities	(953)	14,598
Increase (decrease) in other liabilities	(2,863)	(1,941)
Net cash flows from (to) operating activities	60,195	95,671

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(35,939)	(29,148)
Proceeds from sale of property, plant and equipment	638	305
Acquisition spending, net of cash acquired	(75,330)	(1,509)
Short-term investments – net	(250)	-
Purchase of long-term investments	(8,098)	(17,287)
Sales or maturities of long-term investments	10,608	15,267
Other – net	-	100
Net cash flows from (to) investing activities	(108,371)	(32,272)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,327	5,456
Purchase of HNI Corporation common stock	(28,553)	(85,000)
Excess tax benefits from stock compensation	11	654
Proceeds from long-term debt	214,000	141,470
Payments of note and long-term debt and other financing	(131,389)	(111,594)
Dividends paid	(19,073)	(18,473)
Net cash flows from (to) financing activities	37,323	(67,487)

Net increase (decrease) in cash and cash equivalents	(10,853)	(4,088)
Cash and cash equivalents at beginning of period	33,881	28,077
Cash and cash equivalents at end of period	$23,028	$23,989

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2008

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2007 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended December 29, 2007.

Note B. Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three and six months ended June 28, 2008, and June 30, 2007, the Corporation recognized $0.7 million and $1.0 million, and $0.9 million and $1.9 million, respectively, of stock-based compensation for the cost of stock options and shares issued under the Corporation's Members' Stock Purchase Plan.

At June 28, 2008, there was $5.3 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 81% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Jun. 28, 2008 (Unaudited)	Dec. 29, 2007
Finished products	$66,415	$76,804
Materials and work in process	58,362	52,641
LIFO allowance	(20,909)	(20,904)
	$103,868	$108,541

Index

Note D.  Comprehensive Income and Shareholders' Equity

Components of accumulated other comprehensive income (loss) consist of the following:

	June 28, 2008
(In thousands)	Three Months Ended	Six Months Ended
Balance at beginning of period	1,567	846
Foreign currency translation adjustments – net of tax	420	1,215
Change in unrealized gains (losses) on marketable securities – net of tax	(50)	(203)
Change in pension and postretirement liability – net of tax	79	158
Change in fair value of derivative financial instrument – net of tax	(132)	(132)
Balance at end of period	1,884	1,884

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007
Numerators:
Numerator for both basic and diluted EPS net income	$13,469	$26,877	$17,446	$47,558
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,233	46,937	44,385	47,466
Potentially dilutive shares from stock option plans	137	262	156	268
Denominator for diluted EPS	44,370	47,199	44,541	47,734
Earnings per share – basic	$0.30	$0.57	$0.39	$1.00
Earnings per share – diluted	$0.30	$0.57	$0.39	$1.00

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at June 28, 2008, and June 30, 2007, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and six months ended June 28, 2008 was 1,186,428 and 1,166,602, respectively.   The number of stock options outstanding which met this anti-dilutive criterion for the three and six months ended June 30, 2007 was 469,878.

Index

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the third quarter of 2007 to close an office furniture facility, consolidate production into other manufacturing locations, close two distribution centers, and start up a new distribution center.  The Corporation expects that the closures and consolidations will be completed in the third quarter of 2008.  The Corporation anticipates additional restructuring charges and transition costs of approximately $0.9 million.

The following is a summary of changes in restructuring accruals during the six months ended June 28, 2008:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2007	$3,858	$990	$4,848
Restructuring charges	71	2,776	2,847
Cash payments	(3,399)	(3,654)	(7,053)
Balance as of June 28, 2008	$530	$112	$642

Note G.  Business Combinations

The Corporation completed the acquisition of Hickory Business Furniture, LLC ("HBF"), a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The transaction was funded on March 31, 2008 with the proceeds of the Corporation's revolving credit facility.   The Corporation is in the process of finalizing the allocation of the purchase price, with valuations and determination of working capital adjustments to be completed.  There are approximately $65.5 million of intangibles associated with this acquisition.  Of these acquired intangible assets, the Corporation has categorized $26.9 million as indefinite-lived intangibles, $11.8 million as definite-lived intangibles and $26.8 million as goodwill based on a preliminary valuation.  These amounts will be reclassified, as necessary, based on final valuations.

Note H.  Discontinued Operations

The Corporation completed the sale of a small non-core component of its office furniture segment during the second quarter of 2007.  Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Index
Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007
Discontinued operations:
Operating income/(loss) before tax	$-	$749	$-	$796
Tax impact	-	265	-	282
Income/(loss) from discontinued operations, net of income tax	$-	$484	$-	$514

Note I. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 28, 2008 and December 29, 2007, which are reflected in the "Other Assets" line item in the Corporation's condensed consolidated balance sheets:

(In thousands)	Jun. 28, 2008	Dec. 29, 2007
Patents	$19,325	$18,780
Customer relationships and other	114,554	101,320
Less: accumulated amortization	50,688	45,833
	$83,191	$74,267

Aggregate amortization expense for the three and six months ended June 28, 2008 and June 30, 2007 was $2.7 million and $4.9 million, and $2.3 million and $4.7 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization Expense	$10.1	$9.3	$8.7	$7.5	$6.2

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $72.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2007, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2007	$85,274	$171,560	$256,834
Goodwill increase (decrease) during period	26,851	(4,507)	22,344
Balance as of June 28, 2008	$112,125	$167,053	$279,178

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis based on values at the end of the third quarter, or whenever indicators of impairment exist.  The Corporation has previously evaluated

Index

its goodwill for impairment and has determined that the fair value of the reporting units exceeds their carrying value so no impairment of goodwill was recognized in the quarter.  The increase in the office furniture segment goodwill relates to the HBF acquisition completed during the first quarter of 2008.  The decrease in the hearth products segment relates to final purchase price allocations for a previous acquisition and the sale of a few small distribution and service locations.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Six Months Ended
(In thousands)	Jun. 28, 2008	Jun. 30, 2007
Balance at beginning of period	$12,123	$10,624
Accrual assumed from acquisition	250
Accruals for warranties issued during period	9,757	7,152
Adjustments related to pre-existing warranties	927	(42)
Settlements made during the period	(9,981)	(7,098)
Balance at end of period	$13,076	$10,636

Note K.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Six Months Ended
(In thousands)	Jun. 28, 2008	Jun. 30, 2007
Service cost	$198	$240
Interest cost	481	533
Expected return on plan assets	(179)	(120)
Amortization of transition obligation	254	291
Amortization of prior service cost	-	115
Amortization of (gain)/loss	-	7
Net periodic benefit cost	$754	$1,066

Note L.  Income Taxes

In the first quarter of 2008, the Corporation completed a detailed analysis and reconciliation of a fixed asset system conversion, and determined that net deferred income tax liabilities were

Index

understated by $0.6 million.  This understatement is primarily related to a deferred tax liability associated with computer software.  To correct this difference, the Corporation increased income tax expense in the first quarter of 2008 by $0.6 million.

Note M.  Derivative Financial Instruments

The Corporation uses derivative financial instruments, to reduce its exposure to adverse fluctuations in interest rates.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting.  The Corporation recognizes all derivatives on the consolidated balance sheet at fair value.

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate ("LIBOR") as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet.  The interest rate swap agreement matures on May 27, 2011.

The aggregate fair market value of the interest rate swap as of June 28, 2008 was a liability of $0.2 million, of which $0.1 million is included in current liabilities and $0.1 million is included in long-term liabilities in the Corporation's consolidated balance sheet as of June 28, 2008.  For the three month period ended June 28, 2008, the Corporation recognized an aggregate net loss related to the agreement of $227,000 of which $15,000 was recorded as interest expense and $212,000 pre-tax was recorded in other comprehensive income.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $25.4 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Index
Note O.  New Accounting Standards

The Corporation partially adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") which provides enhanced guidance for using fair value to measure assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year.  The standard also expands the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with Financial Accounting Standards Board Staff Position 157-2.  The Corporation will adopt this new standard on January 4, 2009, the beginning of its fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

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

Assets measured at fair value during the six months ended June 28, 2008 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$4,754	$4,754	$-	$-
Investment in target funds	$33,113	$-	$33,113	$-

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(Revised), "Business Combinations" ("SFAS No. 141(R)"), replacing SFAS No. 141, "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidation Financial Statements – An Amendment of ARB No. 51" ("SFAS No. 160").  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that

Index

income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent's ownership interest in a subsidiary and requires among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141(R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies, and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  The Corporation will adopt this new accounting standard on January 4, 2009, the beginning of its fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

Note P.  Business Segment Information

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

Index
Reportable segment data reconciled to the consolidated financial statements for the three and six month periods ended June 28, 2008, and June 30, 2007, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007
Net Sales:
Office Furniture	$514,521	$503,587	$980,546	$1,001,438
Hearth Products	98,593	114,573	195,951	225,922
	$613,114	$618,160	$1,176,497	$1,227,360

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$32,194	$45,317	$51,744	$84,243
Restructuring and impairment charges	(2,072)	(728)	(2,871)	(592)
Office furniture – net	30,122	44,589	48,873	83,651
Hearth products
Operations before restructuring charges	1,542	9,723	(1,305)	17,444
Restructuring and impairment charges	43	-	24	-
Hearth products – net	1,585	9,723	(1,281)	17,444
Total operating profit	31,707	54,312	47,592	101,095
Unallocated corporate expense	(11,140)	(13,502)	(19,918)	(28,255)
Income before income taxes	$20,567	$40,810	$27,674	$72,840

Depreciation & Amortization Expense:
Office furniture	$12,571	$11,923	$24,647	$24,277
Hearth products	3,848	3,529	7,694	7,217
General corporate	1,125	1,096	2,224	2,236
	$17,544	$16,548	$34,565	$33,730

Capital Expenditures:
Office furniture	$15,936	$11,268	$29,848	$22,093
Hearth products	2,343	4,172	5,187	6,379
General corporate	36	383	904	676
	$18,315	$15,823	$35,939	$29,148

			As of Jun. 28, 2008	As of Jun. 30, 2007
Identifiable Assets:
Office furniture			$801,532	$734,835
Hearth products			333,406	361,431
General corporate			108,905	106,357
			$1,243,843	$1,202,623
(1)  Includes minority interest.

Index

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

Net sales for the second quarter of 2008 decreased 0.8 percent to $613.1 million.  The decrease was driven by a decline in the new construction channel of the hearth products business and weakness in the supplies-driven channel of the office furniture business.  Gross margins for the quarter decreased from prior year levels due primarily to decreased volume, increased material costs and accelerated depreciation and transition costs related to consolidation of office furniture facilities.  Selling and administrative expenses increased due to higher non-volume related freight costs, increased restructuring and transition costs associated with the facility consolidation and costs associated with new acquisitions.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first six months of 2008, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation's adoption of SFAS No. 157 and the derivative financial instrument activity as described in Note M.

New Accounting Standards

The Corporation partially adopted SFAS No. 157 "Fair Value Measurements" which provides enhanced guidance for using fair value to measure assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year.  The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with FASB Staff Position 157-2.  The Corporation will adopt this new standard on January 4, 2009, the beginning of its fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

Index

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(Revised), "Business Combinations" ("SFAS No. 141(R)"), replacing SFAS No. 141, "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidation Financial Statements – An Amendment of ARB No. 51" ("SFAS No. 160").  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent's ownership interest in a subsidiary and requires among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141(R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies, and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  The Corporation will adopt this new accounting standard on January 4, 2009, the beginning of its fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

Index
Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:
	Three Months Ended			Six Months Ended
(In thousands)	Jun. 28, 2008	Jun. 30, 2007	Percent Change	Jun. 28, 2008	Jun. 30, 2007	Percent Change
Net sales	$613,114	$618,160	-0.8%	$1,176,497	$1,227,360	-4.1%
Cost of sales	403,671	402,523	0.3	783,016	805,023	-2.7
Gross profit	209,443	215,637	-2.9	393,481	422,337	-6.8
Selling & administrative expenses	182,673	169,559	7.7	355,228	340,373	4.4
Restructuring & impairment charges	2,029	728	178.7	2,847	592	380.9
Operating income	24,741	45,350	-45.4	35,406	81,372	-56.5
Interest expense, net	4,184	4,578	-8.6	7,598	8,614	-11.8
Earnings from continuing operations before income taxes and minority interest	20,557	40,772	-49.6	27,808	72,758	-61.8
Income taxes	7,095	14,404	-50.7	10,275	25,767	-60.1
Minority interest in earnings of a subsidiary	(7)	(25)	-72.0	87	(53)	-264.2
Income from continuing operations	$13,469	$26,393	-49.0	$17,446	$47,044	-62.9

Consolidated net sales for the second quarter decreased 0.8 percent or $5.0 million compared to the same quarter last year.  Acquisitions contributed $36.5 million or 5.9 percentage points of sales.  Organic sales growth was down due primarily to the decline in the new construction channel of the hearth products business and weakness in the supplies-driven channel of the office furniture business.

Gross margins for the second quarter decreased to 34.2 percent compared to 34.9 percent for the same quarter last year.  The reduction in gross margin was due to decreased volume, increased material costs, as well as accelerated depreciation and transition costs related to the consolidation of office furniture facilities.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 30.1 percent compared to 27.5 percent for the same quarter last year.  The increase was driven by higher freight costs, increased investment in product development and selling initiatives, and increased restructuring and transition costs associated with facility consolidation.

The Corporation continued its plan of a facility shutdown, a facility ramp-up, closure of two distribution centers and consolidation and start-up of a new distribution center that was announced in 2007.  Second quarter 2008 included $3.6 million of restructuring charges and transition costs in connection with this project.  These included $0.1 million of accelerated depreciation and $1.5 million of other transition costs recorded in cost of sales, and $2.0 million of costs recorded as restructuring costs.

Income from continuing operations decreased 49.0 percent and income from continuing operations per diluted share decreased 46.4 percent compared to the same quarter in 2007.  Interest expense decreased $0.4 million during the quarter due to lower average interest rates partially offset by increased borrowings.  Income from continuing operations per share was positively impacted $0.01 per share as a result of the Corporation's share repurchase program.

Index

The effective tax rate for second quarter 2008 was 34.5 percent compared to 35.3 percent in second quarter 2007 due to a reduction in state taxes.  The Corporation anticipates the annualized tax rate for 2008 to be approximately 35.7 percent.

For the first six months of 2008, consolidated net sales decreased $50.9 million, or 4.1 percent, to $1.18 billion compared to $1.23 billion in 2007.  Acquisitions added $56.7 million or 4.6 percentage points of sales.  Gross margins decreased to 33.4 percent compared to 34.4 percent for the same period last year.  Income from continuing operations was $17.4 million compared to $47.0 million in 2007, a decrease of 62.9 percent.  Earnings per share from continuing operations decreased 60.6 percent to $0.39 per diluted share compared to $0.99 per diluted share for the same period last year.  Earnings per share was positively impacted $0.02 as a result of the Corporation's share repurchase program.

Office Furniture

Second quarter sales for the office furniture segment increased 2.2 percent or $10.9 million to $514.5 million from $503.6 million for the same quarter last year due to acquisitions contributing $21.5 million or 4.3 percentage points of sales.  Organic sales decreased due to lower sales in the supplies-driven channel.  Operating profit prior to unallocated corporate expenses decreased $14.5 million to $30.1 million as a result of lower organic volume, increased non-volume related freight primarily due to higher fuel costs, restructuring and transition costs related to a plant shutdown, a plant ramp-up, closure of two distribution centers and start-up of a new distribution center, and increased investments in selling initiatives and product development.

Net sales for the first six months of 2008 decreased 2.1 percent or $20.9 million to $980.5 million compared to $1,001.4 million in 2007.  Operating profit decreased 41.6 percent or $34.8 million to $48.9 million.

Hearth Products

Second quarter net sales for the hearth products segment decreased 13.9 percent or $16.0 million to $98.6 million from $114.6 million for the same quarter last year.  The Corporation's acquisition completed during 2007 contributed $15.0 million or 13.1 percentage points.  Excluding acquisitions, sales declined 27.0 percent driven by a 36.5 percent decrease in new construction channel revenue.  The Corporation continued to be negatively impacted by housing market conditions.  The hearth products segment did experience strong demand for alternative fuel/biomass products during the quarter driven by high energy costs.  Operating profit prior to unallocated corporate expenses decreased $8.1 million to $1.6 million due to lower volume and a larger mix of lower margin remodel/retrofit business.

Net sales for the first six months of 2008 decreased 13.3 percent or $30.0 million to $196.0 million compared to $225.9 million in 2007.  Operating profit decreased $18.7 million to a $1.3 million loss.

Liquidity and Capital Resources

As of June 28, 2008, cash and short-term investments were $32.7 million compared to $43.8 million at year-end 2007.  Cash flow from operations for the first six months of fiscal 2008 was $60.2 million compared to $95.7 million in 2007 due to lower net income and the timing of working capital requirements.  Cash flow and working capital management continue to be a major focus of management to ensure the Corporation is poised for growth.  The Corporation

Index

believes it has sufficient liquidity to manage its operations and as of June 28, 2008 maintained additional borrowing capacity of $62 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.  On June 30, 2008 the Corporation increased its borrowing capacity by entering into a $50 million three-year term loan as further described in its Current Report on Form 8-K filed on July 7, 2008.

Capital expenditures for the first six months of fiscal 2008 were $35.9 million compared to $29.1 million in 2007 and were primarily for tooling and equipment for new products and facility consolidation and renovation.  For the full year 2008, capital expenditures are expected to be $65 to $70 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of HBF during the first quarter ended March 29, 2008 for a purchase price of approximately $75.3 million, however, the funding of the transaction did not occur until March 31, 2008.  During the first six months of 2008, net borrowings under the Corporation's revolving credit facility increased $85 million to fund the acquisition, capital expenditures and share repurchase.  As of June 28, 2008, $213 million of the revolving credit facility was outstanding with $23 million classified as short-term as the Corporation expects to repay that portion of the borrowings within the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on May 6, 2008, to shareholders of record at the close of business on May 16, 2008.  It was paid on May 30, 2008.  This was the 213th consecutive quarterly dividend paid by the Corporation.

For the six months ended June 28, 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42 per share.  As of June 28, 2008, approximately $163.6 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first six months of fiscal 2008 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Index

on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management expects the economy to continue to be difficult.  Weakness in the supplies-driven channel of the office furniture business is expected to continue.  Management also anticipates that the project portion of the office furniture business will soften some with the economy as organizations reduce or defer capital spending.  The Corporation expects to continue its investment in growth opportunities and position for the market recovery by enhancing its selling capabilities and launching a significant number of new products.  The Corporation will work to offset the market softness and rising fuel and material costs by implementing price increases, eliminating waste, attacking structural cost and streamlining its businesses.

The hearth products business continues to be negatively impacted by housing market conditions.  The timing of any housing market recovery remains uncertain.  Despite strong sales of its alternative fuels appliances, which are driven by high energy costs, sales and profitability will be challenged through 2008.  The Corporation will continue to tightly manage its costs and improve its competitive position.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.   These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, (f) ability to maintain its effective tax rate, and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash to fund future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including, with respect to the Corporation's hearth products, the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products

Index

sold and of customers purchasing; restrictions imposed by the terms of the Corporation's revolving credit facility, term loan credit agreement and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and acting chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(b) and 15d – 15(b).   As of June 28, 2008, and, based on this evaluation, the chief executive officer and acting chief financial officer has concluded that these disclosure controls and procedures are effective.

Furthermore, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Index

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

There are no new legal proceedings or material developments to report other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007 except for the items listed below.

Restrictions imposed by the terms of our new term loan credit agreement may limit our operating and financial flexibility.

Our new term loan credit agreement, dated as of June 30, 2008, pursuant to which we borrowed $50 million in the form of a term loan, limits our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Among other restrictions, the new term loan credit agreement restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  The new term loan credit agreement also requires us to maintain certain financial covenants.

Our failure to comply with the obligations under the new term loan credit agreement may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the term loan credit agreement and could result in a cross-default under our existing credit facility and note purchase agreement.  We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Our relationship with the U.S. government and various state and local governments is subject to uncertain future funding levels and federal, state and local procurement laws and is governed by restrictive contract terms; any of these factors could limit current or future business.

We derive a significant portion of our revenue from sales to various U.S. federal, state, and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws, national, international, state, and local public priorities and budgets at all levels of government.

Our contracts with these government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government as well as state and local governments can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A

Index

termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended June 28, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
3/30/08 – 4/26/08	300,000	$21.59	300,000	$163,612,128
4/27/08 – 5/24/08	-	$-	-	$163,612,128
5/25/08 – 6/28/08	-	$-	-	$163,612,128
Total	300,000		300,000
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the second quarter of fiscal 2008, nor do any plans exist under which the Corporation does not intend to make further purchases.

Index

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 6, 2008, to elect four Directors to the Board and ratify the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended January 3, 2009.  As of March 3, 2008, the record date for the meeting, there were 44,504,669 shares of the Corporation's common stock issued and outstanding and entitled to vote at the meeting.  The first proposal voted upon was the election of four Directors for a term of three years or until their successors are elected and qualify.  The four persons nominated by the Board received the following votes and were elected.

Three-Year Term:	For	Against
Miguel M. Calado	34,569,824 or 96.78%	1,148,211 or 3.22%
Cheryl A. Francis	34,924,663 or 97.77%	793,372 or 2.23%
Larry B. Porcellato	34,654,188 or 97.02%	1,063,847 or 2.98%
Brian E. Stern	34,906,800 or 97.72%	811,235 or 2.28%

Other Directors whose term of office as a Director continued after the meeting are:  Stan A. Askren, Mary H. Bell, Gary M. Christensen, John A. Halbrook, James R. Jenkins, Dennis J. Martin, Joseph E. Scalzo, Abbie J. Smith, and Ronald V. Waters, III.

The second proposal voted upon was the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended January 3, 2009.  The proposal was approved with 35,223,925 votes, or 79.15% of the outstanding shares voting for; 185,646 votes or 0.42% of the outstanding shares voting against; and 306,464 votes, or 0.69% of the outstanding shares abstaining.

Item 6.     Exhibits

See Exhibit Index.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: July 30, 2008	By:	/s/ Stan A. Askren
Stan A. Askren
Chairman, President and Chief Executive Officer and
Acting Chief Financial Officer

Index

EXHIBIT INDEX
(10.1)
Fourth Amendment to Credit Agreement dated as of June 20, 2008, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 7, 2008

(31.1)	Certification of the CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002