Form 10-Q
period 2008-09-27
HNI CORP
filed 2008-10-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 1-14225

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
Non-accelerated filer                                       Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 27, 2008 44,256,205

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 27, 2008, and December 29, 2007	3

Condensed Consolidated Statements of Income Three Months Ended September 27, 2008, and September 29, 2007	5

Condensed Consolidated Statements of Income Nine Months Ended September 27, 2008, and September 29, 2007	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 27, 2008, and September 29, 2007	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information – None	-

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 27, 2008 (Unaudited)	Dec. 29, 2007
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$27,228	$33,881
Short-term investments	9,550	9,900
Receivables	300,069	288,777
Inventories (Note C)	109,439	108,541
Deferred income taxes	17,706	17,828
Prepaid expenses and other current assets	30,182	30,145
Total Current Assets	494,174	489,072

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,720	23,805
Buildings	271,020	268,650
Machinery and equipment	511,780	501,950
Construction in progress	31,968	25,858
	838,488	820,263
Less accumulated depreciation	522,952	514,832

Net Property, Plant, and Equipment	315,536	305,431

GOODWILL	273,835	256,834

OTHER ASSETS	192,655	155,639

Total Assets	$1,276,200	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 27, 2008 (Unaudited)	Dec. 29, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$372,220	$367,320
Note payable and current maturities of long-term debt and capital lease obligations	49,483	14,715
Current maturities of other long-term obligations	326	2,426
Total Current Liabilities	422,029	384,461

LONG-TERM DEBT	317,300	280,315

CAPITAL LEASE OBLIGATIONS	81	776

OTHER LONG-TERM LIABILITIES	56,643	55,843

DEFERRED INCOME TAXES	27,611	26,672

MINORITY INTEREST IN SUBSIDIARY	152	1

SHAREHOLDERS' EQUITY
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	44,256	44,835
September 27, 2008 – 44,256,205 shares;
Dec. 29, 2007 – 44,834,519 shares

Additional paid-in capital	4,831	3,152
Retained earnings	401,379	410,075
Accumulated other comprehensive income	1,918	846

Total Shareholders' Equity	452,384	458,908

Total Liabilities and Shareholders' Equity	$1,276,200	$1,206,976

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Sep. 27, 2008	Sep. 29, 2007
	(In thousands, except share and per share data)

Net sales	$663,141	$674,628
Cost of sales	438,423	434,385
Gross profit	224,718	240,243
Selling and administrative expenses	189,577	176,904
Restructuring and impairment	1,497	4,264
Operating income	33,644	59,075
Interest income	208	326
Interest expense	4,245	4,815
Earnings from continuing operations before income taxes and minority interest	29,607	54,586
Income taxes	10,107	19,342
Earnings from continuing operations before minority interest	19,500	35,224
Minority interest in earnings of subsidiary	11	(63)
Net income	$19,489	$35,307

Net income per common share – basic	$0.44	$0.76
Average number of common shares outstanding – basic	44,213,017	46,256,366
Net income per common share – diluted	$0.44	$0.76
Average number of common shares outstanding – diluted	44,340,220	46,486,724
Cash dividends per common share	$0.215	$0.195
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007
	(In thousands, except share and per share data)

Net sales	$1,839,638	$1,901,988
Cost of sales	1,221,439	1,239,408
Gross profit	618,199	662,580
Selling and administrative expenses	544,805	517,277
Restructuring and impairment	4,344	4,856
Operating income	69,050	140,447
Interest income	846	774
Interest expense	12,481	13,877
Earnings from continuing operations before income taxes and minority interest	57,415	127,344
Income taxes	20,382	45,109
Earnings from continuing operations before minority interest	37,033	82,235
Minority interest in earnings of subsidiary	98	(116)
Income from continuing operations	36,935	82,351
Discontinued operations, less applicable taxes	-	514
Net income	$36,935	$82,865

Net income from continuing operations – basic	$0.83	$1.75
Net income from discontinued operations – basic	-	$0.01
Net income per common share – basic	$0.83	$1.76
Average number of common shares outstanding – basic	44,327,939	47,062,887
Net income from continuing operations – diluted	$0.83	$1.74
Net income from discontinued operations – diluted	-	$0.01
Net income per common share – diluted	$0.83	$1.75
Average number of common shares outstanding – diluted	44,453,445	47,298,590
Cash dividends per common share	$0.645	$0.585
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$36,935	$82,865
Noncash items included in net income:
Depreciation and amortization	52,407	50,796
Other postretirement and post employment benefits	1,132	1,599
Stock-based compensation	1,373	2,784
Excess tax benefits from stock compensation	(11)	(816)
Deferred income taxes	1,196	(7,711)
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	1,346	(2,027)
Stock issued to retirement plan	6,592	6,611
Other – net	1,952	209
Net increase (decrease) in non-cash operating assets and liabilities	4,213	44,770
Increase (decrease) in other liabilities	(2,537)	(821)
Net cash flows from (to) operating activities	104,598	178,259

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(53,664)	(41,699)
Proceeds from sale of property, plant and equipment	1,009	11,957
Capitalized software	(926)	(48)
Acquisition spending, net of cash acquired	(75,479)	(4,266)
Short-term investments – net	(250)	-
Purchase of long-term investments	(10,531)	(20,517)
Sales or maturities of long-term investments	12,758	17,467
Other – net	-	294
Net cash flows from (to) investing activities	(127,083)	(36,812)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	3,251	8,396
Purchase of HNI Corporation common stock	(28,553)	(102,045)
Excess tax benefits from stock compensation	11	816
Proceeds from long-term debt	306,000	174,569
Payments of note and long-term debt and other financing	(236,298)	(196,394)
Dividends paid	(28,579)	(27,523)
Net cash flows from (to) financing activities	15,832	(142,181)

Net increase (decrease) in cash and cash equivalents	(6,653)	(734)
Cash and cash equivalents at beginning of period	33,881	28,077
Cash and cash equivalents at end of period	$27,228	$27,343

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 2008

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2007 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended December 29, 2007.

Note B. Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three and nine months ended September 27, 2008, and September 29, 2007, the Corporation recognized $0.4 million and $1.4 million, and $0.9 million and $2.8 million, respectively, of stock-based compensation for the cost of stock options issued under the Corporation's Stock-Based Compensation Plan and shares issued under the Corporation's Members' Stock Purchase Plan.

At September 27, 2008, there was $4.5 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.6 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 81% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Sep. 27, 2008 (Unaudited)	Dec. 29, 2007
Finished products	$71,682	$76,804
Materials and work in process	58,666	52,641
LIFO allowance	(20,909)	(20,904)
	$109,439	$108,541

Note D.  Comprehensive Income and Shareholders' Equity

Components of accumulated other comprehensive income (loss) consist of the following:

	Sep. 27, 2008
(In thousands)	Three Months Ended	Nine Months Ended
Balance at beginning of period	$1,884	$846
Foreign currency translation adjustments – net of tax	72	1,287
Change in unrealized gains (losses) on marketable securities – net of tax	107	(96)
Change in pension and postretirement liability – net of tax	80	238
Change in fair value of derivative financial instrument – net of tax	(225)	(357)
Balance at end of period	$1,918	$1,918

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007
Numerators:
Numerator for both basic and diluted EPS net income	$19,489	$35,307	$36,935	$82,865
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,213	46,256	44,328	47,063
Potentially dilutive shares from stock option plans	127	231	125	236
Denominator for diluted EPS	44,340	46,487	44,453	47,299
Earnings per share – basic	$0.44	$0.76	$0.83	$1.76
Earnings per share – diluted	$0.44	$0.76	$0.83	$1.75

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at September 27, 2008, and September 29, 2007, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this anti-dilutive criterion for the three and nine months ended September 27, 2008 was 1,403,584 and 1,352,258, respectively.   The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended September 29, 2007 was 424,584 and 419,584, respectively.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the third quarter of 2007 to close an office furniture facility, consolidate production into other manufacturing locations, close two distribution centers, and start up a new distribution center.  The closures and consolidations are substantially completed.  The Corporation anticipates additional restructuring charges of approximately $0.5 million.

The following is a summary of changes in restructuring accruals during the nine months ended September 27, 2008:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2007	$3,858	$990	$4,848
Restructuring charges	101	4,243	4,344
Cash payments	(3,549)	(4,363)	(7,912)
Balance as of September 27, 2008	$410	$870	$1,280

Note G.  Business Combinations

The Corporation completed the acquisition of Hickory Business Furniture, LLC ("HBF"), a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The transaction was funded on March 31, 2008 with the proceeds of the Corporation's revolving credit facility.  There are approximately $44.2 million of intangible assets other than goodwill associated with this acquisition.  Of these acquired intangible assets, $26.9 million was assigned to a trade name that is not subject to amortization.  The remaining $17.3 million have estimated useful lives ranging from four to twenty years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There is approximately $21.5 million of goodwill associated with this acquisition assigned to the office furniture segment.

Note H.  Discontinued Operations

The Corporation completed the sale of a small non-core component of its office furniture segment during the second quarter of 2007.  Revenues and expenses associated with this component are presented as discontinued operations for the periods presented.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007
Discontinued operations:
Operating income/(loss) before tax	$-	$-	$-	$796
Tax impact	-	-	-	(282)
Income/(loss) from discontinued operations, net of income tax	$-	$-	$-	$514

Note I. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 27, 2008 and December 29, 2007, which are reflected in the "Other Assets" line item in the Corporation's condensed consolidated balance sheets:

(In thousands)	Sep. 27, 2008	Dec. 29, 2007
Patents	$19,325	$18,780
Customer relationships and other	120,045	101,320
Less: accumulated amortization	53,807	45,833
	$85,563	$74,267

Aggregate amortization expense for the three and nine months ended September 27, 2008 and September 29, 2007 was $3.1 million and $8.0 million, and $2.4 million and $7.1 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization Expense	$10.8	$10.0	$9.3	$8.0	$6.7

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $72.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2007, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2007	$85,274	$171,560	$256,834
Goodwill increase (decrease) during period	21,508	(4,507)	17,001
Balance as of September 27, 2008	$106,782	$167,053	$273,835

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Nine Months Ended
(In thousands)	Sep. 27, 2008	Sep. 29, 2007
Balance at beginning of period	$12,123	$10,624
Accrual assumed from acquisition	250	-
Accruals for warranties issued during period	14,449	10,424
Adjustments related to pre-existing warranties	1,190	-
Settlements made during the period	(14,690)	(10,295)
Balance at end of period	$13,322	$10,753

Note K.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Nine Months Ended
(In thousands)	Sep. 27, 2008	Sep. 29, 2007
Service cost	$297	$360
Interest cost	722	800
Expected return on plan assets	(268)	(180)
Amortization of transition obligation	381	436
Amortization of prior service cost	-	173
Amortization of (gain)/loss	-	10
Net periodic benefit cost	$1,132	$1,599

Note L.  Income Taxes

In the first quarter of fiscal 2008, the Corporation completed a detailed analysis and reconciliation of a fixed asset system conversion, and determined that net deferred income tax liabilities were understated by $0.6 million.  This understatement was primarily related to a deferred tax liability associated with computer software.  To correct this difference, the Corporation increased income tax expense in the first quarter of fiscal 2008 by $0.6 million.

Note M.  Derivative Financial Instruments

The Corporation uses derivative financial instruments, to reduce its exposure to adverse fluctuations in interest rates.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting.  The Corporation recognizes all derivatives on its consolidated balance sheet at fair value.

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate ("LIBOR") as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  The interest rate swap agreement matures on May 27, 2011.

The aggregate fair market value of the interest rate swap as of September 27, 2008 was a liability of $0.6 million, of which $0.1 million is included in current liabilities and $0.5 million is included in long-term liabilities in the Corporation's consolidated balance sheet as of September 27, 2008.  For the nine month period ended September 27, 2008, the Corporation recognized an aggregate net loss related to the agreement of $621,000 of which $49,000 was recorded as interest expense and $572,000 pre-tax was recorded in other comprehensive income.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $24.2 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note O.  New Accounting Standards

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation partially adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with Financial Accounting Standards Board Staff Position 157-2.  The Corporation will adopt this new standard on January 4, 2009, the beginning of its 2009 fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

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

Assets measured at fair value during the nine months ended September 27, 2008 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$4,487	$4,487	$-	$-
Investment in target funds	$33,168	$-	$33,168	$-

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation’s adoption of this Statement did not have a material impact on its financial statements.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The decrease in unallocated corporate expenses for the nine-month period ended September 27, 2008 compared to the same period in the prior year is due to decreased interest expense and incentive compensation costs as well as cost containment initiatives.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three and nine month periods ended September 27, 2008, and September 29, 2007, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007
Net Sales:
Office Furniture	$560,661	$558,787	$1,541,207	$1,560,225
Hearth Products	102,480	115,841	298,431	341,763
	$663,141	$674,628	$1,839,638	$1,901,988

Operating Profit:
Office furniture (1)
Operations before restructuring charges	$40,583	$62,366	$92,327	$146,609
Restructuring and impairment charges	(1,072)	(4,264)	(3,943)	(4,856)
Office furniture – net	39,511	58,102	88,384	141,753
Hearth products
Operations before restructuring charges	4,148	8,650	2,843	26,094
Restructuring and impairment charges	(425)	-	(401)	-
Hearth products – net	3,723	8,650	2,442	26,094
Total operating profit	43,234	66,752	90,826	167,847
Unallocated corporate expense	(13,644)	(12,068)	(33,562)	(40,323)
Income before income taxes	$29,590	$54,684	$57,264	$127,524

Depreciation & Amortization Expense:
Office furniture	$12,936	$12,131	$37,583	$36,408
Hearth products	3,785	3,829	11,479	11,046
General corporate	1,121	1,106	3,345	3,342
	$17,842	$17,066	$52,407	$50,796

Capital Expenditures:
Office furniture	$15,125	$11,396	$44,973	$33,489
Hearth products	3,163	913	8,350	7,292
General corporate	363	290	1,267	966
	$18,651	$12,599	$54,590	$41,747

			As of Sep. 27, 2008	As of Sep. 29, 2007
Identifiable Assets:
Office furniture			$828,095	$745,025
Hearth products			340,467	355,845
General corporate			107,638	111,309
			$1,276,200	$1,212,179
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

Net sales for the third quarter of fiscal 2008 decreased 1.7 percent to $663.1 million.  The decrease was driven by a decline in the new construction channel of the hearth products business and weakness in the supplies-driven channel of the office furniture business.  Gross margins for the quarter decreased from prior year levels due primarily to decreased volume and increased material costs offset partially by increased price realization.  Selling and administrative expenses increased due to higher non-volume related freight and distribution costs and the impact of non-operating gains on prior year results.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first nine months of fiscal 2008, there were no material changes in the accounting policies and assumptions previously disclosed, except for the Corporation's adoption of SFAS No. 157 and the derivative financial instrument activity as described in Note M.

New Accounting Standards

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation partially adopted SFAS No. 157 "Fair Value Measurements" which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation has not applied the provisions of SFAS No. 157 to goodwill and intangibles in accordance with FASB Staff Position 157-2.  The Corporation will adopt this new standard on January 4, 2009, the beginning of its 2009 fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation’s adoption of this Statement did not have a material impact on its financial statements.

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

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	Sep. 27, 2008	Sep. 29, 2007	Percent Change	Sep. 27, 2008	Sep. 29, 2007	Percent Change
Net sales	$663,141	$674,628	-1.7%	$1,839,638	$1,901,988	-3.3%
Cost of sales	438,423	434,385	0.9	1,221,439	1,239,408	-1.4
Gross profit	224,718	240,243	-6.5	618,199	662,580	-6.7
Selling & administrative expenses	189,577	176,904	7.2	544,805	517,277	5.3
Restructuring & impairment charges	1,497	4,264	-64.9	4,344	4,856	-10.5
Operating income	33,644	59,075	-43.0	69,050	140,447	-50.8
Interest expense, net	4,037	4,489	-10.1	11,635	13,103	-11.2
Earnings from continuing operations before income taxes and minority interest	29,607	54,586	-45.8	57,415	127,344	-54.9
Income taxes	10,107	19,342	-47.7	20,382	45,109	-54.8
Minority interest in earnings of a subsidiary	11	(63)	-117.5	98	(116)	-184.5
Income from continuing operations	$19,489	$35,307	-44.8%	$36,935	$82,351	-55.1%

Consolidated net sales for the third quarter decreased 1.7 percent or $11.5 million compared to the same quarter last year.  Acquisitions contributed $30.9 million or 4.6 percentage points of sales.  Organic sales growth was down due primarily to the decline in the new construction channel of the hearth products business and weakness in the supplies-driven channel of the office furniture business.

Gross margins for the third quarter decreased to 33.9 percent compared to 35.6 percent for the same quarter last year.  The reduction in gross margin was due to decreased volume and increased material costs offset partially by increased price realization.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 28.8 percent compared to 26.9 percent for the same quarter last year.  The increase was driven by higher freight and distribution costs and the impact of $5 million of non-operating gains on prior years' results.  These were partially offset by lower volume-related spending, incentive-based compensation, and restructuring costs as well as cost containment initiatives.

The Corporation continued its facility shutdown, facility ramp-up, closure of two distribution centers and consolidation and start-up of a new distribution center that was announced in 2007.  Third quarter 2008 included $1.5 million of restructuring charges in connection with this project compared to $4.3 million in the prior year quarter.

Income from continuing operations decreased 44.8 percent and income from continuing operations per diluted share decreased 42.1 percent compared to the same quarter in 2007.  Interest expense decreased $0.6 million during the quarter due to lower average interest rates partially offset by increased borrowings.  Income from continuing operations per share was positively impacted $0.02 per share as a result of the Corporation's share repurchase program.

The effective tax rate for third quarter fiscal 2008 was 34.1 percent compared to 35.4 percent in third quarter 2007 due to a reduction in state taxes.  The Corporation anticipates the annualized tax rate for fiscal 2008 to be approximately 33.4 percent due to the reinstatement of the research tax credit in fourth quarter fiscal 2008.

For the first nine months of fiscal 2008, consolidated net sales decreased $62.4 million, or 3.3 percent, to $1.8 billion compared to $1.9 billion in the same period of fiscal 2007.  Acquisitions added $87.6 million or 4.6 percentage points of sales.  Gross margins decreased to 33.6 percent compared to 34.8 percent for the same period last year.  Income from continuing operations was $36.9 million for the first nine months of fiscal 2008 compared to $82.4 million in the same period of fiscal 2007, a decrease of 55.1 percent.  Earnings per share from continuing operations decreased 52.3 percent to $0.83 per diluted share compared to $1.74 per diluted share for the same period last year.  Earnings per share were positively impacted $0.05 as a result of the Corporation's share repurchase program.

Office Furniture

Third quarter sales for the office furniture segment increased 0.3 percent or $1.9 million to $560.7 million from $558.8 million for the same quarter last year due to acquisitions contributing $17.8 million or 3.2 percentage points of sales.  Organic sales decreased due to lower sales in the supplies-driven channel.  Operating profit prior to unallocated corporate expenses decreased $18.6 million to $39.5 million as a result of lower organic volume, increased non-volume related freight costs and increased investments in selling initiatives and product development offset partially by lower restructuring costs, price increases, lower incentive-based compensation expense and cost reduction initiatives.

Net sales for the first nine months of fiscal 2008 decreased 1.2 percent or $19.0 million to $1.5 billion compared to $1.6 billion in the same period of fiscal 2007.  Operating profit decreased 37.6 percent or $53.4 million to $88.4 million.

Hearth Products

Third quarter net sales for the hearth products segment decreased 11.5 percent or $13.4 million to $102.5 million from $115.8 million for the same quarter last year.  The Corporation's acquisition completed during 2007 contributed $13.1 million or 11.3 percentage points.  Excluding acquisitions, sales declined 22.8 percent driven by a 35.7 percent decrease in new construction channel revenue.  The Corporation continued to be negatively impacted by housing market conditions.  The hearth products segment did experience strong demand for alternative fuel/biomass products during the quarter driven by high energy costs.  Operating profit prior to unallocated corporate expenses decreased $4.9 million to $3.7 million due to lower volume and a larger mix of lower margin remodel/retrofit business.

Net sales for the first nine months of fiscal 2008 decreased 12.7 percent or $43.3 million to $298.4 million compared to $341.8 million in the same period of fiscal 2007.  Operating profit decreased $23.7 million to $2.4 million.

Liquidity and Capital Resources

As of September 27, 2008, cash and short-term investments were $36.8 million compared to $43.8 million at 2007 fiscal year-end.  Cash flow from operations for the first nine months of fiscal 2008 was $104.6 million compared to $178.3 million in fiscal 2007 due to lower net income and less favorable working capital reductions in the current year.  Cash flow and working capital management continue to be a major focus of management.  The Corporation believes it has sufficient liquidity to manage its operations and as of September 27, 2008 maintained additional borrowing capacity of $126 million, net of amounts designated for letters of credit, through a $300 million revolving bank credit agreement.

Capital expenditures for the first nine months of fiscal 2008 were $54.6 million compared to $41.7 million in the same period of fiscal 2007 and were primarily for tooling and equipment for new products and facility consolidation and renovation.  For the full year 2008, capital expenditures are expected to be approximately $70 million due to new product development and related tooling and other infrastructure efficiencies.

The Corporation completed the acquisition of HBF during the first quarter ended March 29, 2008 for a purchase price of approximately $75 million, however, the funding of the transaction did not occur until March 31, 2008.  During the first nine months of fiscal 2008, net borrowings under the Corporation's revolving credit facility increased $22 million and the Corporation entered into a $50 million three-year team loan to fund the acquisition and capital expenditures.  As of September 27, 2008, $150 million of the revolving credit facility was outstanding with $30 million classified as short-term as the Corporation expects to repay that portion of the borrowings within the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on August 5, 2008, to shareholders of record at the close of business on August 15, 2008.  It was paid on August 29, 2008.  This was the 214th consecutive quarterly dividend paid by the Corporation.

For the nine months ended September 27, 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42 per share.  As of September 27, 2008, approximately $163.6 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.  During the first nine months of fiscal 2008 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Management expects the weak and deteriorating economic environment to negatively impact the office furniture segment for the remainder of 2008.  The supplies-driven channel of the office furniture segment is expected to experience substantial weakness.  Management also anticipates that the project portion of the office furniture business will soften some with the economy as organizations reduce or defer capital spending.  The Corporation will work to offset the market softness and high fuel and material costs by implementing price increases, eliminating waste, attacking structural cost and streamlining its businesses.

Management anticipates a mixed demand environment in the hearth products segment with continued declines in the new home construction channel offset by strong sales of alternative energy products during the fourth quarter of 2008.  The Corporation expects to continue tightly managing its costs and improving its competitive position.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.   These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) repurchases of common stock, (f) ability to maintain its effective tax rate, and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including, with respect to the Corporation's hearth products, the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; restrictions imposed by the terms of the Corporation's revolving credit facility, term loan credit agreement and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of September 27, 2008, and, based on this evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2007  and the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 except for the item listed below.

Disruptions in financial markets may adversely impact availability and cost of credit and business and consumer spending patterns.

As noted in other risks identified above, our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Despite the current subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, we believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations.  However, the current economic environment may adversely impact the availability and cost of credit in the future.

Disruptions in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact business and consumer spending patterns.  Current tightening of credit in financial markets also adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.  There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended September 27, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
6/29/08 – 7/26/08	-	$-	-	$163,612,128
7/27/08 – 8/23/08	-	$-	-	$163,612,128
8/24/08 – 9/27/08	-	$-	-	$163,612,128
Total	-		-
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the third quarter of fiscal 2008, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: October 29, 2008	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement.
10.2	Form of Exercise of Stock Option Granted Under the HNI Corporation Stock-Based Compensation Plan.
10.3	Description of Material Compensatory Arrangements Contained in Offer Letter between HNI Corporation and Kurt Tjaden.
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002