Form 10-K
period 2009-01-03
HNI CORP
filed 2009-02-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):
Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of June 28, 2008, was $610,437,151, assuming all 5% holders are affiliates.

The number of shares outstanding of the registrant's common stock, as of February 6, 2009 was 44,324,409.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement dated March 30, 2009, for the May 12, 2009, Annual Meeting of Shareholders are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, retail superstores, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2008, the Corporation had net sales of $2.5 billion, of which approximately $2.1 billion or 83% was attributable to office furniture products and $0.4 billion or 17% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong and Taiwan.  See Item 2. Properties later in this report for additional related discussion.

Eight operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli Inc., Hickory Business Furniture, LLC (“HBF”), HNI Hong Kong Limited (“Lamex”) and Omni Workspace Company.  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies Inc.(“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2008, the Corporation completed the acquisition of HBF, a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment for a purchase price of $75 million.

HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.  With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since its inception, the Corporation has been committed to systematically eliminating waste and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on streamlining design, manufacturing and administrative processes.  The Corporation's RCI program, in which most members participate, has contributed to increased productivity, lower manufacturing costs, improved product quality and workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

The Corporation distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers.  The Corporation is a supplier of office furniture to the largest nationwide distributors of office products, including Office Depot, Inc., Office Max Incorporated and Staples, Inc.

The Corporation's product development efforts are focused on developing and providing solutions that are relevant and differentiated, and deliver quality, aesthetics and style.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain and motivate skilled, experienced and efficient members (i.e., employees).  Each of the Corporation's eligible members own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Corporation’s success throughout the entire workforce.

For further financial-related information with respect to acquisitions, restructuring and the Corporation’s operations in general, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report, and the following sections in the Notes to Consolidated Financial Statements:  Nature of Operations, Business Combinations and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $11.2 billion in 2008, a decrease of 2% compared to 2007, which was a 6% increase from 2006 levels.  The Corporation believes the decrease in 2008 was due to weakness in the overall economy and declining white collar employment and corporate profitability.

The U.S. office furniture market consists of two primary segments—the project or contract segment and the commercial segment.  The project segment has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations or department or office redesigns, which are frequently customized to meet specific client and designer preferences.  Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design.  The selling process is often complex and lengthy and generally has several manufacturers competing for the same projects.

The commercial segment of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and retailers, such as office products superstores, are the primary distribution channels in this market segment.  Office furniture and products dealers publish periodic catalogs that display office furniture and products from various manufacturers.

The Corporation also competes in the domestic hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor.  The Corporation sells approximately 50% of its hearth products to the new construction/builder channel.

Growth Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities exist to create value.  The components of this growth strategy are to introduce new products, build brand equity, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, enter markets not currently served and continually reduce costs.

The Corporation’s strategy has a dual focus:  working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end-users, using new insights gained to refine branding, selling and marketing and developing new products to serve them better.  The Corporation also pursues opportunities in potential growth drivers outside of, but related to, its core business, such as vertical markets or new distribution models.

Employees/Members

As of January 3, 2009, the Corporation employed approximately 12,200 persons, 12,000 of whom were full-time and 200 of whom were temporary personnel.  The Corporation employed approximately 300 persons who were members of unions.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files and pedestals; (ii) seating, including task chairs, executive desk chairs, conference/training chairs and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers and lighting); and (iv) desks and related products, including tables, bookcases and credenzas.  In order to meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, Whitehall®, HBF®, basyxTM and Lamex®, as well as private labels.

The following is a description of the Corporation's major product categories and product lines:

Storage
The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications.  The Corporation sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers, office products superstores and mail order distributors.

Seating
The Corporation's seating line includes chairs designed for all types of office work.  The chairs are available in a variety of frame colors, coverings and a wide range of price points.  Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort and quality.

Office Panel Systems
The Corporation offers a complete line of office panel system products in order to meet the needs of a wide spectrum of organizations.  Office panel systems may be used for team work settings, private offices and open floor plans.  They are typically modular and movable workspaces composed of adjustable partitions, work surfaces, desk extensions, storage cabinets and electrical lighting systems which can be moved, reconfigured and reused within the office.  Office panel systems offer a cost-effective and flexible alternative to traditional drywall office construction.  A typical installation of office panels often includes related sales of seating, storage and accessories.

The Corporation offers whole office solutions, movable panels, storage units and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations.  The Corporation also offers consultative selling and design services for its office system products.

Desks and Related Products
The Corporation's offering of desks and related products includes stand-alone steel, laminate and wood furniture items, such as desks, bookshelves, credenzas and mobile desking.  These products are available in a range of designs and price points.  The Corporation's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers.  The Corporation offers a variety of tables designed for use in conference rooms, private offices, training areas, team work settings and open floor plans.

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & Glo®, Quadra-Fire® and Harman StoveTM brand names.

The Corporation’s line of hearth products includes a full array of gas, electric and wood burning fireplaces, inserts, stoves, facings and accessories.  Heatilator® and Heat & Glo® are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  Pellet-burning stoves and furnaces in the Quadra-Fire and Harman product lines provide home heating solutions using renewable fuel, an environmentally friendly trend that has come to the fore front in home heating and continues to grow.  See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, California, Georgia, Indiana, Iowa, Kentucky, New York, North Carolina and China.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington, California and Pennsylvania.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing cost, eliminating waste and improving product quality.  In 1992, the Corporation adopted the principles of RCI based on the Toyota Production System, which focus on developing flexible and efficient design, manufacturing and administrative processes that remove excess cost.  The Corporation’s lean manufacturing philosophy leverages the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification and 80/20 principles.  The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves production and administrative employees, management, customers and suppliers.  The Corporation has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process.  Manufacturing also plays a key role in the Corporation's concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  At the corporate level, the staff at the Corporation's Stanley M. Howe Technical Center, working in conjunction with operating unit staff, seeks breakthrough developments in product design, manufacturability, and materials usage.  At the operating unit level, development efforts are focused on achieving improvements in product features and manufacturing processes.  The Corporation invested approximately $27.8 million, $24.0 million and $27.6 million in product development during fiscal 2008, 2007 and 2006, respectively, and has budgeted $23 million for product development in fiscal 2009.

Intellectual Property

As of January 3, 2009, the Corporation owned 357 U.S. and 349 foreign patents and had applications pending for 49 U.S. and 100 foreign patents.  In addition, the Corporation holds 176 U.S. and 366 foreign trademark registrations and has applications pending for 34 U.S. and 70 foreign trademarks.

The Corporation's principal office furniture products do not require frequent technical changes.  The Corporation believes neither any individual office furniture patent nor the Corporation's office furniture patents in the aggregate are material to the Corporation's business as a whole.

The Corporation’s patents covering its hearth products protect various technical innovations.  While the acquisition of patents reflects Hearth & Home’s position in the market as an innovation leader, the Corporation believes neither any individual hearth product patent nor the Corporation’s hearth product patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation applies for patent protection when it believes the expense of doing so is justified, and the Corporation believes the duration of its registered patents is adequate to protect these rights.  The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation actively protects its trademarks that it believes have significant value.

Sales and Distribution: Customers

In fiscal 2008, the Corporation’s ten largest customers represented approximately 39% of its consolidated net sales.  One customer, United Stationers Inc., accounted for approximately 10% of the Corporation’s consolidated net sales in fiscal 2008, 11% in fiscal 2007, and 12% in fiscal 2006.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.  In addition, there can be no assurance the Corporation will be able to maintain its customer relationships.

The Corporation today sells its office furniture products through five principal distribution channels.  The first channel, which consists of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to business, government, education, health care entities and home office owners.

The second distribution channel comprises national office product distributors including Office Max Incorporated, Office Depot, Inc. and Staples, Inc.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection and design and office solution services provided by professional designers.  All of these distributors also sell through retail office products superstores.

The third distribution channel, comprising corporate accounts, is where the Corporation has the lead selling relationship with the end-user.  Installation and service are normally provided through a dealer.

The fourth distribution channel comprises wholesalers that serve as distributors of the Corporation's products to independent dealers, national supply dealers and superstores.  The Corporation sells to the nation's largest wholesalers, United Stationers Inc. and S.P. Richards Company, as well as to regional wholesalers.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to retailers anywhere in the country.

The fifth distribution channel comprises direct sales of the Corporation's products to federal, state and local government offices.

The Corporation's office furniture sales force consists of regional sales managers, salespersons and firms of independent manufacturers' representatives who collectively provide national sales coverage.  Sales managers and salespersons are compensated by a combination of salary and incentive bonus.

Office products dealers, national wholesalers and retailers market their products over the Internet and through catalogs published periodically.  These catalogs are distributed to existing and potential customers.  The Corporation believes the inclusion of the Corporation's product lines in customer catalogs and e-business listings offers strong potential for increased sales of the listed product lines due to the exposure provided.

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in Latin America, the Caribbean and Middle East.  With the acquisition of Lamex in 2006 the Corporation manufactures and distributes office furniture directly to end-users through independent dealers and distributors in Greater China and Asia.

Limited quantities of select finished goods inventories primarily built to order awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers.

Hearth & Home sells its fireplace and stove products through dealers, distributors and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

As of January 3, 2009, the Corporation had an order backlog of approximately $130.8 million, which will be filled in the ordinary course of business within the first few weeks of the current fiscal year.  This compares with $162.0 million as of December 29, 2007, and $182.7 million as of December 30, 2006.  Backlog, in terms of percentage of net sales, was 5.3%, 6.3% and 6.8%, for fiscal 2008, 2007 and 2006, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is one of the largest office furniture manufacturers in the world and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the largest manufacturer and marketer of fireplaces in North America.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions and a high level of customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the project-oriented office furniture market, such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., KI and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries, Inc., Lennox International Inc., Monessen Hearth Systems Company, DESA Fmi LLC, Wolf Steel Ltd. (Napolean) and FPI Fireplace Products International Ltd.

Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer and customer service and support.  The Corporation believes it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in product development, highly efficient and low cost manufacturing operations and an extensive distribution network.

For further discussion of the Corporation's competitive situation, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation.  The Corporation’s objective is to offset the effect of inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, support systems and RCI programs.  These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs.  The Corporation also routinely employs ongoing cost control disciplines.  In addition, the last-in, first-out (LIFO) valuation method is used for most of the Corporation's inventories, which ensures that changing material and labor costs are recognized in reported income and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing use of materials and substances in products, the management of wastes resulting from use of certain material and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or that the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health and safety requirements.  The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel and consultants on the management of environmental, health and safety issues.  The Corporation’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

The Corporation’s environmental management system has earned the recognition of numerous state and federal agencies as well as non-government organizations.  The Corporation’s lean manufacturing philosophy leverages the creativity of its members to eliminate waste and reduce cost.  Aligning these continuous improvement initiatives with the Corporation’s environmental objectives creates a model of the triple bottom line of sustainable development where members work toward shared goals of personal growth, economic reward and a healthy environment for the future.

Over the past several years, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption and the impacts of its facilities.  In addition, the Corporation is providing sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an evermore sophisticated market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision and ensures its commitment to being a sustainable enterprise remains a priority for all members.

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate that financially material capital expenditures will be required during fiscal 2009 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”).  The Corporation’s information is also available from the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC website at www.sec.gov.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Report”) that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as “anticipate,” “believe,” “could,” “confident,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and variations of such words, and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results.  The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position or future financial performance are described later in this Report under the heading entitled “Item 1A. Risk Factors.”  The Corporation cautions readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this Report, including under the heading “Item 1A. Risk Factors,” as well as others that the Corporation may consider immaterial or does not anticipate at this time.  The risks and uncertainties described in this Report, including those under the heading “Item 1A. Risk Factors,” are not exclusive and further information concerning the Corporation, including factors that potentially could materially affect the Corporation’s financial results or condition, may emerge from time to time.

The Corporation assumes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.  The Corporation advises you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows and financial condition.  If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

Economic conditions have recently deteriorated significantly in the U. S. and many of the countries and regions in which we do business, and may remain challenging for the foreseeable future.  The recent downturns in the economy in the U.S. and in international markets have had, and may continue to have, a significant adverse impact on demand for our products.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt and equity capital markets, limited availability of consumer financing and weak credit markets, and the strength of the U.S. economy and the local economies in which we operate.

In particular, the recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in credit, equity and fixed income markets.  There could be a number of other effects from these economic developments on our business, including reduced demand for products; insolvency of our dealers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our treasury operations.

In addition, the current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to incur excess costs.  Additionally, this forecasting difficulty could cause a shortage of products, labor, or materials used in our products that could result in an inability to satisfy demand for our products and a loss of market share.

We may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect our results of operations.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are annually tested for impairment, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer-term broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any.

We operate in a highly competitive environment and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group (a Canadian company), Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation (a Canadian company), KI, and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries, Inc., Lennox International Inc., Monessen Hearth Systems Company, DESA Fmi LLC, Wolf Steel Ltd. (Napolean) and FPI Fireplace Products International Ltd..  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

In both the office furniture and hearth products industries, we also face significant price competition from our competitors and from new market entrants who primarily manufacture and source products from lower-cost countries.  Such price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins.  In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures.  Competition from low-cost Asian imports continues to represent a threat to our current market share in the office furniture industry.

There can be no assurance that we will be able to compete successfully in our various markets in the future.

The concentration of our customer base, changes in demand and order patterns from our customers, particularly the top ten customers, as well as the increased purchasing power of such customers, could adversely affect our business, operating results, or financial condition.

We sell our products through multiple distribution channels.  These distribution channels have been consolidating in the past several years and may continue to consolidate in the future.  Such consolidation may result in a greater proportion of our sales being concentrated in fewer customers.  In fiscal 2008, our ten largest customers represented approximately 39% of consolidated net sales.  The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results or financial condition than such events would have had prior to such consolidation.  There can be no assurance that we will be able to maintain our relationships with customers if this consolidation continues.

The growth in sales of private label products by some of our largest office furniture customers may reduce our revenue and adversely affect our business, operating results or financial condition.

Private label products are products sold under the name of the distributor or retailer, but manufactured by another party.  Some of our largest customers have an aggressive private label initiative to increase sales of office furniture.  If successful, they may reduce our revenue and inhibit our ability to raise prices and may, in some cases, even force us to lower prices, which could result in an adverse effect on our business, operating results, or financial condition.

Increases in basic commodity, raw material and component costs, as well as disruptions to the supply of such basic commodities, raw materials and components, could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet the demand of customers.  We source commodities, raw materials, and components from low-cost, international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality, and availability of commodities, raw materials and components, including steel, our largest raw material category, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We are affected by the cost of energy, and increases in energy prices could adversely affect our gross margins and profitability.

Our gross margins and the profitability of our business operations are sensitive to the cost of energy because the cost of energy is reflected in our transportation costs, the cost of petroleum-based materials like plastics, and the cost of operating our manufacturing facilities.  If the price of petroleum-based products, the cost of operating our manufacturing facilities and our transportation costs increase, it could adversely affect our gross margins and profitability.

We may not be successful in implementing and managing the risks inherent in our growth strategy.

As a part of our growth strategy, we seek to increase sales and market share by introducing new products, further enhancing our existing line of products and continuing to pursue complementary acquisitions.  This strategy depends on our ability to increase sales through our existing customer network, principally dealers, wholesalers and retailers.  Furthermore, the ability to effectuate and manage profitable growth will depend on our ability to contain costs, including costs associated with increased manufacturing, sales and marketing efforts, freight utilization, warehouse capacity, product development and acquisition efforts.

Our efforts to introduce new products that meet customer and workplace/home requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To keep pace with market trends in both the office furniture and hearth products industries, such as changes in workplace and home design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance, we must periodically introduce new products.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline, and may result in an adverse effect on our business, operating results or financial condition.

We intend to grow our business through additional acquisitions, alliances and joint venture arrangements, which could adversely affect our business, operating results or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions of, and alliances and joint venture arrangements with, businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business.  The benefits of an acquisition, alliance, or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions, alliances or joint ventures will in fact produce any benefits.  In addition, acquisitions, alliances and joint ventures involve a number of risks, including, without limitation:

•	diversion of management’s attention;
•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;
•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;
•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;
•
reallocation of amounts of capital from other operating initiatives or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition; and
•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect our operating results.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates and the availability of capital to complete such acquisitions.  These risks could be heightened if we complete several acquisitions within a relatively short period of time.  In addition, there can be no assurance we will be able to continue to identify attractive opportunities or enter into any such transactions with acceptable terms in the future.  If an acquisition is completed, there can be no assurance we will be able to successfully integrate the acquired entity into our operations or that we will achieve sales and profitability that justify our investment in such businesses.  Any potential acquisition may not be successful and could adversely affect our business, operating results or financial condition.

We are subject to extensive environmental regulation and have exposure to potential environmental liabilities.

The past and present operation and ownership by us of manufacturing facilities and real property are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste and the remediation of contamination associated with releases of hazardous substances.  Compliance with environmental regulations has not had a material affect on our capital expenditures, earnings or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws or discoveries of contamination at our real property sites which occurred prior to our ownership or the advent of environmental regulation may require us to incur additional expenditures in the future, some of which may be material.

The existence of various unfavorable macroeconomic and industry factors for a prolonged period could adversely affect our business, operating results or financial condition.

Office furniture industry revenues are impacted by a variety of macroeconomic factors such as service-sector employment levels, corporate profits, commercial construction and office vacancy rates.  Industry factors, such as corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations and the globalization of companies also influence office furniture industry revenues.

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics.  Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.  The U.S. homebuilding industry is currently experiencing a significant downturn, the duration and ultimate severity of which are uncertain.  Further deterioration of the economic conditions in the homebuilding industry and the hearth products market could further decrease demand for our hearth products and have additional adverse effects on our operating results.

There can be no assurance that current or future economic or industry trends will not adversely affect our business, operating results or financial condition.

Increasing healthcare costs could adversely affect our business, operating results or financial condition.

We provide healthcare benefits to the majority of our members.  Healthcare costs have continued to rise over time and could adversely affect our business, operating results or financial condition.

Our inability to improve the quality/capability of our network of independent dealers or the loss of a significant number of such dealers could adversely affect our business, operating results or financial condition.

In both the office furniture and hearth products industries, we rely in large part on a network of independent dealers to market our products to customers.  We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our customers.  Our dealers may terminate their relationships with us at any time and for any reason.  The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results or financial condition.

Our increasing international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

We primarily sell our products and report our financial results in U.S. dollars; however, we have increasingly been conducting business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

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

There can be no assurance that these and other factors will not have an adverse affect on our business, operating results or financial condition.

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

Restrictions imposed by the terms of our existing credit facility, term loan credit agreement and note purchase agreement may limit our operating and financial flexibility.

Our existing credit facility, term loan credit agreement, dated as of June 30, 2008, pursuant to which we borrowed $50 million in the form of a term loan, and note purchase agreement, dated as of April 6, 2006, pursuant to which we issued $150 million of senior, unsecured notes designated as Series 2006-A Senior Notes, limit our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Specifically, our credit facility and term loan restrict our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions and enter into certain sale-leaseback arrangements.  Our note purchase agreement contains customary restrictive covenants that, among other things, place limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons or enter into material transactions with affiliates.  Our credit facility, term loan and note purchase agreement also require us to maintain certain financial covenants.

Our failure to comply with the obligations under our credit facility or term loan may result in an event of default, which, if not cured or waived, may cause accelerated repayment of the indebtedness under both the credit facility and term loan and could result in a cross default under our note purchase agreement.  We cannot be certain we will have sufficient funds available to pay any accelerated repayments or that we will have the ability to refinance accelerated repayments on terms favorable to us or at all.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including capital improvements, tooling, new product development and acquisitions.  To the extent our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets.  Our ability to generate cash depends on economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.  Future borrowings or financings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our debt or meet our liquidity needs.

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

We derive a significant portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws, national, international, state and local public priorities and budgets at all levels of government.

Our contracts with these government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government as well as state and local governments can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

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

Disruptions in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact business and consumer spending patterns.  Current tightening of credit in financial markets also adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.  There is no assurance government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our business is subject to a number of other miscellaneous risks that may adversely affect our business, operating results or financial condition.

Other miscellaneous risks include, without limitation:

•	uncertainty related to disruptions of business by accidents, third-party labor disputes, terrorism, military action, natural disasters, epidemic, acts of God or other force majeure events;

•	reduced demand for our storage products caused by changes in office technology, including the change from paper record storage to electronic record storage;

•
the effects of economic conditions on demand for office furniture and hearth products, customer insolvencies, bankruptcies and related bad debts and claims against us that we received preferential payments;

•	our ability to realize cost savings and productivity improvements from our cost containment, business simplification, manufacturing consolidation and logistical realignment initiatives;

•	increased foreign sourcing of components and finished goods could reduce our level of manufacturing in the United States and cause us to have excess capacity issues;

•	volatility in the market price and trading volume of equity securities may adversely affect the market price for our common stock;

•	changes in labor laws and regulations may affect our ability to hire, retain or dismiss members and the cost and structure of our corporate compliance practices;

•
changes in securities laws, SEC rules or NYSE listing standards, may increase governmental and non-governmental organization oversight of our business, dictate changes in some of our corporate governance, securities disclosure and corporate compliance practices and cause our legal and financial accounting costs to increase;

•	our ability to protect our intellectual property;

•	labor or other manufacturing inefficiencies due to items such as new product introductions, a new operating system or turnover in personnel;

•	our ability to effectively manage working capital;

•	future impairment of assets such as facilities or equipment;

•	our ability to successfully implement information technology solutions;

•	potential claims by third parties that we infringed upon their intellectual property rights;

•	our insurance may not adequately insulate us from expenses for product defects; and

•	our ability to retain our experienced management team and recruit other key personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, China, Hong Kong and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 11.5 million square feet.  Of this total, approximately 3.0 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	555,559	Owned	Manufacturing nonwood casegoods office furniture

Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture

Florence, Alabama	304,365	Owned	Manufacturing nonwood casegoods office furniture

Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture

Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces (1)

Lithia Springs, Georgia	585,000	Leased	Warehousing office furniture

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	636,250	Owned	Manufacturing nonwood casegoods and systems office furniture(1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture(1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood seating office furniture

South Gate, California	499,400	Owned	Manufacturing nonwood casegoods office furniture (1)

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong and Taiwan.  These facilities total approximately 3.6 million square feet with approximately 2.3 million square feet used for the manufacture and distribution of office furniture and approximately 1.3 million square feet for hearth products.  Of this total, approximately 2.4 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

There are no major encumbrances on Corporation-owned properties.  Refer to Property, Plant, and Equipment in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation and net book value data.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 3, 2009
Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	48	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003

Steven M. Bradford	51	None	Vice President, General Counsel and Secretary	2008	President and Regional General Counsel for The Americas, ICI Group Services (2003-08); General Counsel, North America, ICI Paints (2004-08)

Marshall H. Bridges	39	None	Treasurer and Vice President, Mergers and Acquisitions	2007	Treasurer and Director, Mergers and Acquisitions (2007); Mergers and Acquisitions Director (2006-07); Mergers and Acquisitions Manager (2004-06); Treasury and Investor Relations Manager (2002-04)

Gary L. Carlson	58	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)

Bradley D. Determan	47	None	Executive Vice President President, Hearth & Home Technologies Inc.	2005 2003

Jerald K. Dittmer	51	None	Executive Vice President, President, The HON Company	2008	Vice President and Chief Financial Officer (2001-08)

Robert J. Driessnack	50	None	Vice President, Controller	2004	Chief Financial Officer, Retail Division, NCR Corporation (2002-04)

Tamara S. Feldman	48	None	Vice President, Financial Reporting	2001

Douglas L. Jones	50	None	Vice President and Chief Information Officer	2005	Vice President, Business Systems (2001-05)

Marco V. Molinari	49	None	Executive Vice President President, HNI International Inc.	2006 2003	President, International and Business Development (2003-04); Vice President, HON Products, The HON Company (2004-06)

Alan R. Moorhead	57	None	Vice President, Internal Audit	2008	Director, Internal Audit (2006-08); Vice President, Audit Director, Assurance, Inc. (2001-06)

Jean M. Reynolds	51	None	Vice President, Corporate Marketing and E-Commerce President, Maxon Furniture Inc.	2008 1999

Kurt A. Tjaden	45	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2007-08); Vice President and Chief Financial Officer, Pure Fishing, LLC (2001-06)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”), trading symbol HNI.  As of year-end 2008, the Corporation had 8,274 stockholders of record.

As of February 2, 2009, Wells Fargo Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling:  Wells Fargo Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0874 or telephone 800/468-9716.  Prior to this date Computershare Investor Services, L.L.C. provided this service.

Common Stock Market Prices and Dividends (Unaudited) and Common Stock Market Price and Price/Earnings Ratio (Unaudited) are presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 29% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition.

The following is a summary of share repurchase activity during the fourth quarter ended January 3, 2009.

Period	(a)Total Number of Shares (or Units)Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
09/28/08- 11/01/08	-	$-	-	$163,612,128
11/02/08- 11/29/08	-	$-	-	$163,612,128
11/30/08- 01/03/09	-	$-	-	$163,612,128
Total	-	$-	-
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Corporation’s Board of Directors as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the fourth quarter, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2008	2007	2006	2005	2004
Per Common Share Data (Basic and Dilutive)
Income from Continuing Operations – basic	$1.03	$2.57	$2.59	$2.53	$1.99
Income from Continuing Operations – diluted	1.02	2.55	2.57	2.51	1.97
Net Income – basic	1.03	2.58	2.46	2.51	1.99
Net Income – diluted	1.02	2.57	2.45	2.50	1.97
Cash Dividends	.86	.78	.72	.62	.56
Book Value – year-end	10.13	10.24	10.35	11.46	12.10
Net Working Capital – year-end	1.00	2.33	3.04	2.48	1.96
Operating Results (Thousands of Dollars)
Net Sales	$2,477,587	$2,570,472	$2,679,803	$2,433,316	$2,084,435
Gross Profit as a % of Net Sales	33.4%	35.2%	34.6%	36.3%	36.0%
Interest Expense	$16,865	$18,161	$14,323	$2,355	$886
Income from Continuing Operations	45,450	119,864	129,672	138,166	113,660
Income from Continuing Operations as a % of Net Sales	1.8%	4.7%	4.8%	5.7%	5.5%
Discontinued Operations(a)	$-	$514	$(6,297)	$(746)	$(78)
Net Income	45,450	120,378	123,375	137,420	113,582
Net Income as a % of Net Sales	1.8%	4.7%	4.6%	5.6%	5.4%
Cash Dividends	$38,095	$36,408	$36,028	$33,841	$32,023
% Return on Average Shareholders’ Equity	10.0%	25.2%	22.6%	21.8%	16.5%
Depreciation and Amortization	$70,155	$68,173	$69,503	$65,514	$66,703
Distribution of Net Income
% Paid to Shareholders	83.8%	30.2%	29.2%	24.6%	28.2%
% Reinvested in Business	16.2%	69.8%	70.8%	75.4%	71.8%
Financial Position (Thousands of Dollars)
Current Assets	$417,841	$489,072	$504,174	$486,598	$374,579
Current Liabilities	373,625	384,461	358,542	358,174	266,250
Working Capital	44,216	104,611	145,632	128,424	108,329
Current Ratio	1.12	1.27	1.41	1.36	1.41
Total Assets	$1,165,629	$1,206,976	$1,226,359	$1,140,271	$1,021,657
% Return on Beginning Assets Employed	7.0%	15.8%	18.1%	21.2%	17.5%
Long-Term Debt and Capital Lease Obligations	$267,343	$281,091	$285,974	$103,869	$3,645
Shareholders’ Equity	448,833	458,908	495,919	593,944	669,163
Current Share Data
Number of Shares Outstanding at Year-End	44,324,409	44,834,519	47,905,351	51,848,591	55,303,323
Weighted-Average Shares Outstanding During Year – basic	44,309,765	46,684,774	50,059,443	54,649,199	57,127,110
Weighted-Average Shares Outstanding During Year – diluted	44,433,945	46,925,161	50,374,758	55,033,741	57,577,630
Number of Shareholders of Record at Year-End	8,274	7,625	7,475	6,702	6,465
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$70,083	$58,568	$58,921	$38,912	$32,417
Members (Employees) at Year-End	12,241 (b)	13,271 (b)	14,170 (b)	12,504 (b)	10,589 (b)

(a)	Component reported as discontinued operations acquired in 2004.
(b)	Includes acquisitions completed during the fiscal year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the heading “Item 1A Risk Factors” and elsewhere in this report.

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

The Corporation’s results were negatively impacted by macroeconomic pressures during 2008.  Small business confidence, corporate profits and employment all decreased.  Instability in the global financial markets caused credit to become scarce and, when available, generally more expensive.  New housing starts continued to decline, reaching historic lows.  Steel and fuel costs experienced rapid, steep inflation before abating due to widespread economic weakness toward the end of the year.  These factors impacted the supplies-driven channel of the Corporation’s office furniture segment and the hearth segment dramatically during 2008.  The contract channel of the office furniture segment began to experience the impact in order trends at the end of 2008.  As a result the Corporation implemented actions to adjust to lower demand levels.  These included reductions in staffing, short work weeks and other actions to reduce labor costs.  The Corporation completed the complicated task of consolidating a manufacturing facility, closing two distribution centers and starting up a new distribution center in its office furniture segment in 2008.

Net sales during 2008 were $2.5 billion, a decrease of 3.6 percent, compared to net sales of $2.6 billion in 2007.  The sales decline was driven by lower volume in the supplies-driven channel of the office furniture segment and the new construction channel of the hearth products segment.

The Corporation completed the acquisition of HBF a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment during 2008.  The Corporation recorded $21.8 million of goodwill and intangible impairment charges during 2008 related to reporting units acquired over the past five years in its office furniture segment due to current and projected market and economic conditions.

Management believes the volatile and uncertain economic outlook will negatively impact both segments of its business in 2009.  The Corporation is working to mitigate substantial economic and market weakness by eliminating waste, attacking structural cost and streamlining its business.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Corporation’s Board of Directors (the “Board”).  Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal year end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2008 ended on January 3, 2009; 2007 ended on December 29, 2007; and fiscal 2006 ended on December 30, 2006.  The financial statements for fiscal year 2008 are on a 53-week basis; 2007 and 2006 are on a 52-week basis.  A 53-week year occurs approximately every sixth year.

Revenue recognition – The Corporation normally recognizes revenue upon shipment of goods to customers.  In certain circumstances, the Corporation does not recognize revenue until the goods are received by the customer or upon installation or customer acceptance based on the terms of the sale agreement.  Revenue includes freight charged to customers; related costs are included in selling and administrative expense.  Rebates, discounts and other marketing program expenses directly related to the sale are recorded as a reduction to sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.  Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Allowance for doubtful accounts receivable – The allowance for doubtful accounts receivable is based on several factors, including overall customer credit quality, historical write-off experience, the length of time a receivable has been outstanding and specific account analysis that projects the ultimate collectability of the account.  As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.

When the Corporation determines a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased.  When the Corporation is reasonably certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

As of January 3, 2009, there was approximately $247 million in outstanding accounts receivable and $9 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $11 million at year end 2007 and $13 million at year end 2006.

Inventory valuation – The Corporation valued 83% of its inventory by the last-in, first-out (“LIFO”) method at January 3, 2009.  Additionally, the Corporation evaluates inventory reserves in terms of excess and obsolete exposure.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.  The Corporation’s reserves for excess and obsolete inventory were approximately $8 million at year end 2008, $9 million at year-end 2007 and $8 million at year-end 2006.

Long-lived assets - The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.  Asset impairment charges associated with the Corporation’s restructuring activities are discussed in Restructuring Related and Impairment Charges in the Notes to Consolidated Financial Statements.

The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is regularly evaluating the expected useful lives of its equipment which can result in accelerated depreciation.

Goodwill and other intangibles – In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which ten contained goodwill.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 12.0%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all reporting units’ fair values is compared to the Corporation’s market capitalization.  If the fair value of the reporting unit is less than its carrying value, an additional step is required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

As a result of the review performed in the fourth quarter of 2008, the Corporation determined the carrying amount of certain reporting units acquired over the past few years in the office furniture segment exceeded their fair value.  Management then compared the carrying value of goodwill to the implied fair value of the goodwill in each of these reporting units, and concluded that $17 million of impairment charges needed to be recognized.  The impacted reporting units included an office furniture services unit, dealer distribution unit, and a recent acquisition with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The changes to fair value in the reporting units that triggered impairment charges in the fourth quarter were primarily attributable to the deterioration in market conditions experienced in late 2008 which also caused management to change its estimates of future results.  The Corporation factored these current market conditions and estimates into its projected forecasts of sales, operating income and cash flows of each reporting unit through the course of its strategic planning process completed in the fourth quarter.

The significant estimates and assumptions used in estimating future cash flows of its reporting units are based on management’s view of longer-term broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital.  The Corporation’s cash flow projections in all of its reporting units assumed declining revenue and cash flows in 2009 and that significant recovery would not begin until after 2010.  As a reasonableness test, management also compared the market capitalization of the Corporation at January 3, 2009 to the aggregate fair value of the reporting units, resulting in an implied control premium of approximately 30 percent.  Management believes this implied control premium is reasonable, in light of the synergies across its operating units, lean manufacturing environment and strong position in the markets it serves.

Goodwill of approximately $268 million remains on the consolidated balance sheet as of the end of fiscal 2008.

The Corporation also determines the fair value of indefinite lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2008 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review the Corporation determined the carrying value of certain trade names acquired over the past few years in the office furniture segment exceeded their fair value and concluded that a $4.8 million impairment charge needed to be recognized.  A carrying value of trade names of approximately $61 million remains on the consolidated balance sheet at the end of fiscal 2008.

The Corporation has definite lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  No impairment losses related to definite lived intangibles were recorded.  Intangibles, net of amortization, of approximately $79 million are included on the consolidated balance sheet as of the end of fiscal 2008.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of the depth and duration of the economic downturn and its impact on future revenues, operating margins, and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as the depth and duration of the global economic slowdown, U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible they may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.  There are certain reporting units that have been recently acquired and therefore have a historical cost that is closer to the current fair value.  For one of its reporting units within the office furniture segment, a minor downward modification in forecasted results would result in additional impairment charges.  This reporting unit has approximately $9 million of goodwill at January 3, 2009.  For all other reporting units, where impairment charges have not been recorded, the calculated fair value exceeds the carrying value of the reporting unit by at least 15%.

Self-insured reserves – The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of January 3, 2009, those liabilities totaled $29 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning January 1, 2006.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  This resulted in a cost of approximately $1.6 million in 2008, $3.6 million in 2007 and $3.2 million in 2006.  The decrease in cost in 2008 was due to a true-up adjustment to estimated forfeitures based on current year events.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted the provision of FIN 48 on December 31, 2006, the beginning of fiscal 2007.  See Income Taxes in the Notes to Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation partially adopted SFAS 157 on December 30, 2007, the beginning of its 2008 fiscal year.  The Corporation has not applied the provisions of SFAS 157 to goodwill and intangibles in accordance with Financial Accounting Standards Board Staff Position 157-2.  The Corporation will adopt the new standard on January 4, 2009, the beginning of its 2009 fiscal year.  The Corporation is still evaluating the impact but does not expect the adoption to have a material impact on its financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation adopted SFAS 159 on December 30, 2007, the beginning of fiscal 2008.  As the Corporation did not elect to fair value any additional assets or liabilities it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation is not able to predict the impact this guidance will have on the accounting for acquisitions it may complete in future periods.  For acquisitions completed prior to January 3, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.  The Corporation does not expect this new guidance or the adoption of FAS160 to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expends disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosures of information about credit risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  The Corporation will adopt this new accounting standard on January 4, 2009, the beginning of its fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s statements of income for the periods indicated.

Fiscal	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	66.6	64.8	65.4
Gross profit	33.4	35.2	34.6
Selling and administrative expenses	29.0	27.3	26.8
Restructuring related charges	1.0	0.4	0.1
Operating income	3.4	7.5	7.7
Interest income (expense) net	(0.6)	(0.7)	(0.5)
Earnings from continuing operations before income taxes and minority interest	2.8	6.9	7.2
Income taxes	1.0	2.2	2.4
Minority interest in earnings of subsidiary	0.0	0.0	0.0
Income from continuing operations	1.8%	4.7%	4.8%

Net Sales

Net sales during 2008 were $2.5 billion, a decrease of 3.6 percent, compared to net sales of $2.6 billion in 2007.   Acquisitions contributed $118 million or 4.6 percentage points of sales.  Higher price realization of $66 million was offset by continued softness in the supplies driven channel of the office furniture segment and lower volume in the hearth products segment driven by the continuing decline in the new construction channel.  Net sales during 2007 were $2.6 billion, a decrease of 4.1 percent, compared to net sales of $2.7 billion in 2006.  Acquisitions contributed $46 million or 1.7 percentage points of sales.  Higher price realization of $84 million was offset by soft demand in the supplies driven channel of the office furniture segment and lower volume in the hearth products segment.

Gross Profit

Gross profit as a percent of net sales decreased 1.8 percentage points in 2008 as compared to 2007 due to lower volume, higher material costs and restructuring and transition costs offset partially by better price realization.  Gross profit as a percent of net sales increased 0.6 percentage points in 2007 as compared to 2006 due to better price realization and increased cost control offset partially by lower volume.

Selling and Administrative Expenses

Selling and administrative expenses increased 2.2 percent in 2008 and decreased 2.1 percent in 2007.  The increase in 2008 was due to increased freight and distribution costs due to freight increases and fuel surcharges, additional costs from acquisitions, increased costs related to new product development and gains recorded in 2007 from the sale of a facility and the corporate airplane.  These were offset partially by lower volume related expenses, lower incentive based compensation costs, favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions and cost control initiatives.  The decrease in 2007 was due to lower volume related expenses and cost containment measures offset partially by additional costs from acquisitions, increased costs related to brand building, new product and growth initiatives and higher incentive based compensation.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Selling and Administrative Expenses in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these major expense items.

Restructuring and Impairment Charges

During 2008, the Corporation completed the shutdown of an office furniture facility in Richmond, Virginia, consolidated production into other manufacturing locations, closed two distribution centers and started up a new distribution center.  The Corporation announced and started these activities during third quarter 2007.   In connection with the shutdown of the Richmond facility, the Corporation recorded $4.4 million of pre-tax charges which included $0.6 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $3.8 million of severance recorded as restructuring costs during 2007.  During 2008, the Corporation incurred $4.2 million of current period charges which included $0.4 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $3.8 million of other costs which were recorded as restructuring costs.

As part of the Corporation’s annual impairment review, management concluded due to market and economic conditions that a portion of its goodwill and indefinite-lived intangibles had carrying values greater than their fair market value and recorded an impairment charge of $21.8 million.

The Corporation made the decision in 2007 to sell several small non-core components of its office furniture services business and recorded $2.7 million of impairment charges, included in the restructuring related and impairment charges line item on the statement of income, to reflect the fair market value of the assets being held for sale.

The Corporation’s hearth product segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations, the Corporation recorded $1.1 million of severance and facility exit costs which were recorded as restructuring costs in 2007.  The Corporation incurred $0.3 million of current period charges during 2008 which were recorded as restructuring costs.

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

Operating Income

Operating income was $84.9 million in 2008, a decrease of 56.2 percent compared to $194 million in 2007.  The decrease in 2008 was due to lower volume in the supplies-driven channel of the office furniture segment and the hearth products segment, higher material and freight and distribution costs, investments in product development, restructuring, transition and impairment charges, gains recorded in 2007 from the sale of a facility and a corporate airplane and severance costs.  These were offset partially by improved price realization, lower volume related and incentive based compensation expenses, favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions and cost control initiatives.  Operating income was $194 million in 2007, a decrease of 6.2 percent compared to $206 million in 2006.  The decrease in 2007 was due to lower volume in the hearth products segment, increased costs related to brand building, new product and growth initiatives, higher incentive based compensation and restructuring charges offset partially by improved price realization and cost containment measures.

Income From Continuing Operations

Income from continuing operations in 2008, which excludes the Corporation’s discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements), was $45.5 million compared with $119.9 million in 2007, a 62.1 percent decrease.  Income from continuing operations was positively impacted by decreased interest expense of $1.3 million on moderate debt levels due to lower average interest rates.  Income from continuing operations in 2007 was $119.9 million compared with $129.7 million in 2006, a 7.6 percent decrease.  Income from continuing operations was negatively impacted by increased interest expense of $4 million on moderate debt levels.  Income from continuing operations per diluted share decreased by 60.0 percent to $1.02 in 2008 and decreased by 0.8 percent to $2.55 in 2007.

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

Net Income

Net income decreased 62.2 percent to $45.5 million in 2008 compared to $120.4 million in 2007 which was a decrease of 2.4 percent compared to 2006.  Net income per diluted share decreased by 60.3 percent to $1.02 in 2008 and increased by 4.9 percent to $2.57 in 2007.  Net income per diluted share was positively impacted $0.05 per share in 2008 and $0.18 per share in 2007 by the Corporation’s share repurchase program.

Office Furniture

Office furniture comprised 83 percent, 82 percent and 78 percent of consolidated net sales for 2008, 2007, and 2006, respectively.  Net sales for office furniture decreased 3 percent in 2008 to $2.05 billion compared to $2.11 billion in 2007.  Acquisitions contributed $61 million of additional sales.  Organic sales decreased $115 million or 5 percent, including increased price realization of $50 million, due to continuing softness in the supplies-driven channel which was impacted by the current economic conditions.  Net sales for office furniture increased 2 percent in 2007 to $2.11 billion compared to $2.08 billion in 2006.  The increase in 2007 was due to approximately $37 million of net sales generated by the Corporation’s acquisitions.  Organic sales were virtually flat, including increased price realization of $78 million, due to softness in the supplies-driven channel of the business.  BIFMA reported 2008 shipments down 2 percent from 2007 levels and 2007 shipments up 6 percent from 2006 levels.

Operating profit as a percent of net sales was 4.9 percent in 2008, 9.2 percent in 2007 and 8.8 percent in 2006.  The decrease in operating margins in 2008 was due to additional restructuring and impairment charges of $17 million compared to 2007 as well as lower volume, higher material and fuel costs and severance expenses offset partially by better price realization, cost reduction initiatives, lower incentive based compensation and favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions.  The increase in operating margins in 2007 was due to better price realization and benefits of cost reduction initiatives partially offset by increased costs related to brand building, new product and growth initiatives, higher incentive based compensation and higher restructuring costs.

Hearth Products

Hearth products sales decreased 8 percent in 2008 to $424 million compared to $462 million in 2007.  New acquisitions contributed $57 million of net sales.  The decrease in organic sales was due to the continuing decline in new home construction which began in 2006 and has reached historic lows.  This was partially offset by the high demand for alternative fuel products.  Hearth products sales decreased 23 percent in 2007 to $462 million compared to $603 million in 2006.  New acquisitions contributed $9 million of sales.  The decrease in organic sales was a result of a severe and rapid decline in new home construction.

Operating profit as a percent of sales in 2008 was 2.8 percent compared to 7.9 percent in 2007 and 9.7 percent in 2006, respectively.  The decrease in operating margins in 2008 was due to lower overall volume, rising material costs and increased mix of lower margin remodel/retrofit business offset partially by price increases, cost reduction initiatives and lower restructuring expenses.  The decrease in operating margins in 2007 was due to lower overall volume offset partially by cost reduction initiatives.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2008 totaled $174.4 million compared to $291.2 million generated in 2007.  Changes in working capital balances resulted in a $27.6 million source of cash in the current fiscal year compared to a $94.7 million source of cash in the prior year.

The source of cash related to working capital balances in 2008 was primarily driven from lower trade receivables of $58.6 million and lower inventory of $31.8 million due to strong collection efforts and the company wide shutdown for the last two weeks of the fiscal year.  These sources of cash were offset partially by decreased current liabilities of $60.4 million.  The decrease in current liabilities is comprised of $36.5 million of decreased trade accounts payable, $1.3 million in tax-related accruals and $22.6 million of other accruals namely compensation, retirement and marketing expense accruals.

The source of cash related to working capital balances in 2007 was primarily driven by lower trade receivables of $39.9 million, lower inventory of $20.4 million and increased current liabilities of $32.1 million.  The increase in current liabilities was comprised of $30.9 million of increased trade accounts payable and $1.2 million in tax-related accruals.  The working capital investment in 2006 resulted principally from increases in trade receivables and inventory.

The Corporation places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  During these uncertain economic times management is placing additional emphasis on monitoring its trade receivables.  Management believes its recorded trade receivable valuation allowances at the end of 2008 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 3.6 percent, 3.8 percent and 3.9 percent at the end of fiscal years 2008, 2007 and 2006, respectively. The Corporation’s inventory turns were 17, 16 and 18, for 2008, 2007 and 2006, respectively.  The Corporation increased its relative proportion of foreign-sourced raw materials and finished goods, which while reducing inventory turns does have a favorable impact on the overall total cost.

Cash Flow – Investing Activities

Capital expenditures were $70.1 million in 2008, $58.6 million in 2007, and $58.9 million in 2006.  These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives.  The increase in capital expenditures in 2008 was due to the facility consolidations that were completed in 2008.  The Corporation anticipates capital expenditures for 2009 to total $30 to $40 million and be primarily related to new products and operational process improvement.

Included in 2008 investing activities is a net cash outflow of $75.5 million related to the acquisition of HBF.  The addition of HBF bolsters the Corporation’s contract office furniture business with its strong brand recognition among interior designers and emphasis on new products.  In 2007, the investing activities reflected a cash outflow of $41.7 million related to the acquisition of Harman Stove Company (“Harman”) and two small office furniture dealers.  The acquisition of Harman added to the hearth products segment alternative fuel business.  In 2006, the investing activities reflected a cash outflow of $78.6 million related to the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer and a small manufacturer of fireplace facings.  The acquisition of Lamex provided the Corporation with access to the Chinese market as well as other international expansion opportunities.  Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2008, the Corporation completed the sale of a facility located in Richmond, Virginia.  In 2007, the Corporation completed the sale of a corporate airplane and a facility located in Monterrey, Mexico.  In 2006, the Corporation completed the sale of a facility located in Van Nuys, California.  The proceeds from these sales of $5 million, $11 million and $4 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2008, 2007 and 2006, respectively.

Cash Flow – Financing Activities

On June 30, 2008, the Corporation entered into a term loan credit agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The term loan may not be repaid and reborrowed and must be fully repaid by June 30, 2011, unless extended pursuant to the terms of the agreement.  The term loan can be partially or fully repaid prior to June 30, 2011 without penalty.  Interest payments are due quarterly and the principal is due in quarterly installments of $1.25 million with the balance due on the maturity date.

The Corporation has a revolving credit facility that provides for a maximum borrowing of $300 million.  Amounts borrowed under the revolving credit facility may be borrowed, repaid and reborrowed from time to time until January 28, 2011.  As of January 3, 2009, $35 million of the borrowings outstanding were classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under the revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.  The Corporation maintained the revolving credit facility with a maximum borrowing of $300 million.

Additional borrowing capacity of $192 million, less amounts used for designated letters of credit, is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect future capital resources to be a constraint on planned growth.  Certain of the Corporation’s credit agreements include covenants that limit the assumption of additional debt and lease obligations.  Long-term debt, including capital lease obligations, was 37% of total capitalization as of January 3, 2009, 38% as of December 29, 2007, and 37% as of December 30, 2006.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The most restrictive of the financial covenants is a maximum Consolidated Funded Debt to Consolidated EBITDA ratio requirement of 3.0 to 1.0.  Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At January 3, 2009, the Corporation was below this ratio by a wide margin.  The Corporation currently expects to remain in compliance over the next twelve months.  If the Corporation’s actual results over the next twelve months are lower than current projections, the margin by which the Corporation is below this covenant ratio will decrease.  However, even if a 10 percent decline in expected results were to occur, the Corporation would remain in compliance with the covenant.

In 2008, the Corporation entered into an interest rate swap agreement with one of its relationship banks, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  The fair value of its interest rate swap arrangement, as further described in the Derivative Financial Instrument note in the Notes to Consolidated Financial Statements, was a negative $3.1 million at the end of 2008.  The fair value of the swap arrangement changes based on fluctuations in market interest rates.  The changes in fair value are recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  This interest rate swap had the effect of increasing total interest expense by $0.1 million in 2008.

During 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42.    The Board of Directors authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of January 3, 2009, approximately $163.6 million of this authorized amount remained unspent.  During 2007, the Corporation repurchased 3,581,707 shares of its common stock at a cost of approximately $147.7 million, or an average price of $41.23.  During 2006, the Corporation repurchased 4,336,987 shares of its common stock at a cost of approximately $203.6 million, or an average price of $46.96.  A portion of the 2006 repurchases were made out of a previously approved Board repurchase authorization.

The Board of Directors increased the rate of the quarterly cash dividend in each of the last three fiscal years.  The last increase was a 10.3 percent increase in the quarterly dividend effective with the February 29, 2008, dividend payment for shareholders of record at the close of business on February 22, 2008.  Cash dividends were $0.86 per common share for 2008, $0.78 for 2007, and $0.72 for 2006.  A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  The average dividend payout percentage for the most recent three-year period has been 29 percent of prior year earnings.

Cash, cash equivalents and short-term investments totaled $49.3 million at the end of 2008 compared to $43.8 million at the end of 2007 and $37.3 million at the end of 2006.  These funds, coupled with cash from future operations and additional borrowings, if needed, are expected to be adequate to finance operations, planned improvements and internal growth.  Due to the volatile and uncertain economic outlook for 2009, the Corporation will manage cash to maintain strategic flexibility.  The Corporation currently expects to be able to satisfy its cash flow needs over the next twelve months with existing facilities.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:
	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$390,896	$31,146	$171,932	$16,684	$171,134
Capital lease obligations	253	209	44	-	-
Operating lease obligations	122,329	33,429	54,030	17,743	17,127
Purchase obligations (2)	107,503	107,503	-	-	-
Other long-term obligations (3)	30,205	6,786	6,613	2,760	14,046
Total	$651,186	$179,073	$232,619	$37,187	$202,307

(1)	Interest has been included for all debt at either the fixed rate or variable rate in effect as of January 3, 2009, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, mandatory purchases of the remaining unowned interest in an acquisition, liability for unrecognized tax liabilities in accordance with FIN 48, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

Litigation and Uncertainties
The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, although such matters could have a material effect on the Corporation’s quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management believes the volatile and uncertain economic outlook will result in continued slowing in the office furniture industry during 2009.  The Corporation will leverage its split-and-focus model to adapt to market realities and identify future growth opportunities.  The Corporation will continue to invest in new products and brand development.  The Corporation will work to offset substantial market weakness and increased investment by eliminating waste, attacking structural cost and streamlining its businesses.

The housing market and demand for alternative fuel products are expected to continue to decline during 2009 putting pressure on both revenue and profit in the Corporation’s hearth products segment.  The Corporation intends to continue to manage through and adapt to these conditions.  The Corporation’s strong brands, manufacturing capabilities and world-class service to builders on a national basis position it well when the housing market begins to recover.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from our variable interest debt obligations.  For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.  As of January 3, 2009, the Corporation has one interest rate swap agreement.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (“LIBOR”) as determined on the last day of each monthly settlement period on an aggregated notational principal amount of $50 million.  The interest rate swap derivative instrument is held and used by the Corporation as a tool for managing interest rate risk.  It is not used for trading or speculative purposes.  The fair market value of the effective swap instrument was negative $3.1 million at January 3, 2009.  The impact of this swap instrument on total interest expense was an addition to interest expense of $0.1 million in 2008.  The Corporation does not currently have any significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard and cartoning.  Steel is the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas.  Oil and natural gas prices have increased sharply in the last several years and as a result the cost of plastics and textiles have increased.  The cost of wood particleboard has been impacted by continued downsizing of production capacity in the wood market as well as increased cost in transportation related to oil increases.  All of these materials are impacted increasingly by global market pressure and impacts.  The Corporation works to offset these increased costs through global sourcing initiatives and price increases on its products, however, margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this Report.

The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of January 3, 2009, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15. Exhibits, Financial Statement Schecules of this report under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information under the caption "Election of Directors" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Part I, Table I "Executive Officers of the Registrant" included in this report.

Information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board - Director Independence,” “Certain Relationships and Related Transactions,” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2008 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	79

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 80.  The following exhibits are filed herewith:

Exhibit

(10vii)	Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: February 27, 2009	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 27, 2009
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 27, 2009
Kurt A. Tjaden	Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Mary H. Bell	Director	February 27, 2009
Mary H. Bell

/s/ Miguel M. Calado	Director	February 27, 2009
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 27, 2009
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 27, 2009
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 27, 2009
John A. Halbrook

/s/ James R. Jenkins	Director	February 27, 2009
James R. Jenkins

/s/ Dennis J. Martin	Director	February 27, 2009
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 27, 2009
Larry B. Porcellato

/s/ Joseph Scalzo	Director	February 27, 2009
Joseph Scalzo

/s/ Abbie J. Smith	Director	February 27, 2009
Abbie J. Smith

/s/ Brian E. Stern	Director	February 27, 2009
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 27, 2009
Ronald V. Waters, III

Management Report on Internal Control Over Financial Reporting

Management of HNI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  HNI Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  HNI Corporation’s internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of the operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined that, as of January 3, 2009, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at January 3, 2009, December 29, 2007, and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2009

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)

For the Years	2008	2007	2006

Net sales	$2,477,587	$2,570,472	$2,679,803

Cost of products sold	1,648,975	1,664,697	1,752,882

Gross profit	828,612	905,775	926,921

Selling and administrative expenses	717,870	702,329	717,676

Restructuring related and impairment charges	25,859	9,788	2,829

Operating income	84,883	193,658	206,416

Interest income	1,172	1,229	1,139

Interest expense	16,865	18,161	14,323

Earnings from continuing operations before income taxes and minority interest	69,190	176,726	193,232

Income taxes	23,634	57,141	63,670

Earnings from continuing operations before minority interest	45,556	119,585	129,562

Minority interest in earnings (losses) of subsidiary	106	(279)	(110)

Income from continuing operations	45,450	119,864	129,672

Discontinued operations, less applicable income taxes	-	514	(6,297)

Net income	$45,450	$120,378	$123,375

Net income from continuing operations – basic	$1.03	$2.57	$2.59

Net income from discontinued operations – basic	-	0.01	(0.13)

Net income per common share – basic	$1.03	$2.58	$2.46

Weighted average shares outstanding – basic	44,309,765	46,684,774	50,059,443

Net income from continuing operations – diluted	$1.02	$2.55	$2.57

Net income from discontinued operations – diluted	-	0.02	(0.12)

Net income per common share – diluted	$1.02	$2.57	$2.45

Weighted average shares outstanding - diluted	44,433,945	46,925,161	50,374,758

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2008	2007	2006
Assets
Current Assets
Cash and cash equivalents	$39,538	$33,881	$28,077
Short-term investments	9,750	9,900	9,174
Receivables, net	238,327	288,777	316,568
Inventories	84,290	108,541	105,765
Deferred income taxes	16,313	17,828	15,440
Prepaid expenses and other current assets	29,623	30,145	29,150
Total Current Assets	417,841	489,072	504,174
Property, Plant, and Equipment	315,606	305,431	309,952
Goodwill	268,392	256,834	251,761
Other Assets	163,790	155,639	160,472
Total Assets	$1,165,629	$1,206,976	$1,226,359
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$313,431	$367,320	$328,882
Note payable and current maturities of long-term debt and capital lease obligations	54,494	14,715	26,135
Current maturities of other long-term obligations	5,700	2,426	3,525
Total Current Liabilities	373,625	384,461	358,542
Long-Term Debt	267,300	280,315	285,300
Capital Lease Obligations	43	776	674
Other Long-Term Liabilities	50,399	55,843	56,103
Deferred Income Taxes	25,271	26,672	29,321
Minority Interest in Subsidiaries	158	1	500
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	-	-	-
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,324	44,835	47,906
Authorized: 200,000
Issued and outstanding: 2008-44,324; 2007-44,835; 2006-47,906
Additional paid-in capital	6,037	3,152	2,807
Retained earnings	400,379	410,075	448,268
Accumulated other comprehensive (loss) income	(1,907)	846	(3,062)
Total Shareholders’ Equity	448,833	458,908	495,919
Total Liabilities and Shareholders’ Equity	$1,165,629	$1,206,976	$1,226,359

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity
Balance, December 31, 2005	$51,849	$941	$540,822	$332	$593,944
Comprehensive income:
Net income			123,375		123,375
Other comprehensive income				1,168	1,168
Comprehensive income					124,543
Adoption of FAS158 impact				(4,562)	(4,562)

Cash dividends			(36,028)		(36,028)
Common shares – treasury:
Shares purchased	(4,337)	(19,408)	(179,901)		(203,646)
Shares issued under Members’ Stock Purchase Plan and stock awards	394	21,274			21,668

Balance, December 30, 2006	47,906	2,807	448,268	(3,062)	495,919
Comprehensive income:
Net income			120,378		120,378
Other comprehensive income				3,908	3,908
Comprehensive income					124,286

Adoption of FIN 48 impact			(509)		(509)

Cash dividends			(36,408)		(36,408)
Common shares – treasury:
Shares purchased	(3,582)	(22,439)	(121,654)		(147,675)
Shares issued under Members’ Stock Purchase Plan and stock awards	511	22,784			23,295
Balance, December 29, 2007	44,835	3,152	410,075	846	458,908
Comprehensive income:
Net income			45,450		45,450
Other comprehensive income				(2,753)	(2,753)
Comprehensive income					42,697

Cash dividends			(38,095)		(38,095)
Common shares – treasury:
Shares purchased	(1,005)	(10,497)	(17,051)		(28,553)
Shares issued under Members’ Stock Purchase Plan and stock awards	494	13,382			13,876

Balance, January 3, 2009	$44,324	$6,037	$400,379	$(1,907)	$448,833

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2008	2007	2006
Net Cash Flows From (To) Operating Activities:
Net income	$45,450	$120,378	$123,375
Noncash items included in net income:
Depreciation and amortization	70,155	68,173	69,503
Other postretirement and post-employment benefits	1,509	2,132	2,109
Stock-based compensation	1,616	3,603	3,219
Excess tax benefits from stock compensation	(11)	(808)	(865)
Deferred income taxes	2,600	(4,935)	(3,712)
Net loss on sales, retirements and impairments of long-lived assets and intangibles	22,691	1,662	4,639
Stock issued to retirement plan	6,592	6,611	7,948
Other – net	(3,908)	(1,162)	1,733
Changes in working capital, excluding acquisition and disposition:
Receivables	58,570	39,941	(24,059)
Inventories	31,842	20,380	(7,123)
Prepaid expenses and other current assets	306	2,264	(9,541)
Accounts payable and accrued expenses	(59,145)	30,944	(2,794)
Income taxes	(1,255)	1,169	(2,088)
Increase (decrease) in other liabilities	(2,643)	835	(2,742)
Net cash flows from (to) operating activities	174,369	291,187	159,602
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(70,083)	(58,568)	(58,921)
Proceeds from sale of property, plant and equipment	6,191	12,145	5,952
Capitalized software	(1,413)	(346)	(1,003)
Acquisition spending, net of cash acquired	(75,479)	(41,696)	(78,569)
Short-term investments – net	(250)	-	926
Purchase of long-term investments	(10,650)	(24,427)	(13,600)
Sales or maturities of long-term investments	20,158	20,576	8,250
Other – net	-	294	-
Net cash flows from (to) investing activities	(131,526)	(92,022)	(136,965)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(28,553)	(147,675)	(203,646)
Proceeds from long-term debt	359,500	289,503	515,157
Payments of note and long-term debt and other financing	(334,200)	(309,297)	(352,401)
Proceeds from sale of HNI Corporation common stock	4,151	9,708	5,786
Excess tax benefits from stock compensation	11	808	865
Dividends paid	(38,095)	(36,408)	(36,028)
Net cash flows from (to) financing activities	(37,186)	(193,361)	(70,267)
Net increase (decrease) in cash and cash equivalents	5,657	5,804	(47,630)
Cash and cash equivalents at beginning of year	33,881	28,077	75,707
Cash and cash equivalents at end of year	$39,538	$33,881	$28,077
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$17,160	$18,213	$12,002
Income taxes	$22,852	$57,128	$75,266

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”), is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers, retail superstores, and directly to end-user customers, and federal and state governments. Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2008 ended on January 3, 2009; 2007 ended on December 29, 2007; and 2006 ended on December 30, 2006.  The financial statements for fiscal year 2008 are on a 53-week basis; fiscal 2007 and 2006 are on a 52-week basis.  A 53-week year occurs approximately every sixth year.

Cash, Cash Equivalents and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  These securities have original maturity dates not exceeding three months from date of purchase.  The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The Corporation recognized $1.5 million of other than temporary impairments on these investments during 2008 due to the length of time and extent of which the market value was below cost and current financial conditions.  Debt securities are normally classified as held-to-maturity and are stated at amortized cost.  Certain debt securities were reclassified to trading securities at the end of 2008 due to the Corporation’s intentions to sell.  A loss of $41,000 was recognized on these securities.  The specific identification method is used to determine realized gains and losses on the trade date.  The Corporation has invested in an investment fund in which the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value through the income statement.

At January 3, 2009, December 29, 2007 and December 30, 2006, cash, cash equivalents and investments consisted of the following (cost approximates market value):

Year-End 2008 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Trading securities
Debt securities	$-	$-	$1,541
Held-to-maturity securities
Certificates of deposit	-	-	250
Debt securities	-	-	181
Available for sale securities
Equity securities	-	-	1,974
Investment in target fund	-	9,750	15,297
Cash and money market accounts	39,538
Total	$39,538	$9,750	$19,243

Year-End 2007 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Debt securities	$-	$-	$1,858
Available for sale securities
Equity securities	-	-	3,138
Investment in target fund	-	9,900	25,705
Cash and money market accounts	33,881	-	-
Total	$33,881	$9,900	$30,701

Year-End 2006 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$-	$400
Investment in target fund	-	9,174	25,589
Cash and money market accounts	28,077	-	-
Total	$28,077	$9,174	$25,989

Receivables
Accounts receivable are presented net of an allowance for doubtful accounts of $8.8 million, $11.5 million, and $12.8 million, for 2008, 2007 and 2006, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 83%, 87% and 86% of its inventory by the last-in, first-out (“LIFO”) method at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.  During 2008, inventory quantities were reduced.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2008 purchases, the effect of which decreased cost of goods sold by approximately $3.7 million.  Additionally, the Corporation evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.  The reserves for excess and obsolete inventory were $7.8 million, $9.1 million and $7.7 million, at year-end 2008, 2007 and 2006, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost.  Depreciation has been computed using the straight-line method over estimated useful lives:  land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years.

Long-Lived Assets
Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.  Asset impairment charges recorded in connection with the Corporation’s restructuring activities are discussed in Restructuring Related Charges.  These assets included real estate, manufacturing equipment and certain other fixed assets.  The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is regularly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.

Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation evaluates its goodwill for impairment on an annual basis based during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis or whenever indications of impairment exist.  The Corporation estimates the fair value of the trade names based on a discounted cash flow model using inputs which include projected revenues from management’s long term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  Determining the fair value of a trade name involves the use of significant estimates and assumptions.  Actual results may differ from those estimates.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $79 million are included on the consolidated balance sheet as of the end of fiscal 2008.

See Goodwill and Other Intangible Assets footnote for further information.

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

(In thousands)	2008	2007	2006
Balance at the beginning of the period	$12,123	$10,624	$10,157
Accrual assumed from acquisition	250	703	125
Accruals for warranties issued during the period	20,008	14,831	12,273
Accrual related to pre-existing warranties	1,368	600	810
Settlements made during the period	(19,801)	(14,635)	(12,741)
Balance at the end of the period	$13,948	$12,123	$10,624

Revenue Recognition
Revenue is normally recognized upon shipment of goods to customers.  In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sales agreement.  Revenue includes freight charged to customers; the related costs are recorded in selling and administrative expense.  Rebates, discounts and other marketing program expenses that are directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements that are subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs
Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $27.8 million in 2008, $24.0 million in 2007 and $27.6 million in 2006.

Stock-Based Compensation
The Corporation adopted the provisions SFAS 123(R), beginning January 1, 2006, using the modified prospective transition method.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation accounts for income taxes under SFAS 109.  This Statement uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $10.5 million of accumulated earnings considered to be permanently reinvested as of January 3, 2009.  The Corporation adopted FIN 48.  See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under options and deferred restricted stock have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2008	2007	2006
Numerators:
Numerators for both basic and diluted EPS net income	$45,450	$120,378	$123,375
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,310	46,685	50,059
Potentially dilutive shares from stock option plans	124	240	316

Denominator for diluted EPS	44,434	46,925	50,375

Earnings per share – basic	$1.03	$2.58	$2.46
Earnings per share – diluted	$1.02	$2.57	$2.45

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2008, 2007 and 2006, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion for 2008, was 1,350,886; for 2007 was 412,916; and for 2006 was 290,366.

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

Self-Insurance
The Corporation is partially self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of January 3, 2009, these liabilities totaled $29 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

Foreign Currency Translations
Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations.  Related translation adjustments are reported as a component of Shareholders’ Equity.  Gains and losses on foreign currency transactions are included in the “Selling and administrative expenses” caption of the Consolidated Statements of Income.

Reclassifications
Certain reclassifications have been made within the footnotes to conform to the current year presentation.

Recent Accounting Pronouncements
In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted the provision of FIN 48 on December 31, 2006, the beginning of fiscal 2007.  See Income Taxes footnote for additional information.

In September 2006, the FASB issued SFAS 157 which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation partially adopted SFAS 157 on December 30, 2007, the beginning of its 2008 fiscal year.  The Corporation has not applied the provisions of SFAS 157 to goodwill and intangibles in accordance with Financial Accounting Standards Board Staff Position 157-2.  The Corporation will adopt the new standard on January 4, 2009, the beginning of its 2009 fiscal year.  The Corporation is still evaluating the impact but does not expect the adoption to have a material impact on its financial statements.

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and its investment in target funds.  The marketable securities were comprised of investments in money market funds.  They are reported as noncurrent assets as they are not anticipated to be used for current operations.  The target funds are reported as both current and noncurrent assets based on the portion that is anticipated to be used for current operations.

Assets measured at fair value for the year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$3,696	$3,696	$-	$-
Investment in target funds	$25,047	$-	$25,047	$-
Derivative financial instrument	$(3,106)	$-	$(3,106)	$-

In February, 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation adopted SFAS 159 on December 30, 2007, the beginning of fiscal 2008.  As the Corporation did not elect to fair value any additional assets or liabilities it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), replacing SFAS 141, and SFAS 160.  SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Corporation is not able to predict the impact this guidance will have on the accounting for acquisitions it may complete in future periods.  For acquisitions completed prior to January 3, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.  The Corporation does not expect this new guidance or the adoption of FAS160 to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161.  SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies, and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  The Corporation will adopt this new accounting standard on January 4, 2009, the beginning of its 2009 fiscal year.  The Corporation does not expect the adoption to have a material impact on its financial statements.

Restructuring Related and Impairment Charges
During 2008, the Corporation completed the shutdown of an office furniture facility in Richmond, Virginia, consolidated production into other manufacturing locations, closed two distribution centers and started up a new distribution center that began in third quarter 2007.  In connection with these activities the Corporation recorded $4.4 million of pre-tax charges which included $0.6 million of accelerated deprecation of machinery and equipment recorded in cost of sales and $3.8 million of severance which were recorded as restructuring costs in 2007.  The Corporation incurred $4.2 million of current period charges during 2008 which included $0.4 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $3.8 million of other costs which were recorded as restructuring costs.

The Corporation’s hearth product segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations, the Corporation recorded $1.1 million of severance and facility exit costs which were recorded as restructuring costs in 2007.  The Corporation incurred $0.3 million of current period charges during 2008 which were recorded as restructuring costs.

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

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2006.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 31, 2005	$817	$1,244	$2,061
Restructuring charges	865	1,964	2,829
Cash payments	(841)	(3,208)	(4,049)
Restructuring reserve at December 30, 2006	$841	$-	$841
Restructuring charges	3,539	3,523	7,062
Cash payments	(522)	(2,533)	(3,055)
Restructuring reserve at December 29, 2007	$3,858	$990	$4,848
Restructuring charges	(135)	4,197	4,062
Cash payments	(3,568)	(4,963)	(8,531)
Restructuring reserve at January 3, 2009	$155	$224	$379

The Corporation recorded $21.8 million of goodwill and trade name impairment charges in 2008, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, as a result of its annual impairment testing.  See Goodwill and Other Intangible Assets footnote for more information.

The Corporation made the decision in 2007 to sell several small non-core components of its office furniture services business and recorded $2.7 million of impairment charges, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, to reduce the assets being held for sale to fair market value.

Business Combinations
The Corporation completed the acquisition of HBF, a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The transaction was funded on March 31, 2008 with the proceeds of the Corporation’s revolving credit facility.  The Corporation finalized the allocation of the purchase price during the fourth quarter of 2008.  There are approximately $32.7 million of intangible assets other than goodwill associated with this acquisition.  Of these acquired intangible assets, $19.8 million was assigned to a trade name that is not subject to amortization.  The remaining $12.9 million have estimated useful lives ranging from four to twenty years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There is approximately $33.0 million of goodwill associated with this acquisition assigned to the office furniture segment.  The goodwill is deductible for income tax purposes.

The Corporation completed the acquisition of Harman, a privately held domestic manufacturer of free-standing stoves and fireplace inserts, as well as two small office furniture dealers during 2007.  The combined purchase price of these acquisitions less cash acquired totaled $40.9 million.  The Corporation finalized the allocation of the purchase price for the Harman Stove Company acquisition in 2008.  A reclassification of $4.2 million between goodwill and other intangible assets occurred in 2008 based on the final valuation report for the Harman Stove Company acquisition.  There are approximately $5.7 million of intangibles associated with these acquisitions.  Of these acquired intangibles, $2.5 million was assigned to trade names that are not subject to amortization.  The remaining $3.2 million have estimated useful lives ranging from one to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships.  There is approximately $4.4 million of goodwill associated with these acquisitions of which $3.6 million was assigned to the office furniture segment and $0.8 million was assigned to the hearth products segment.  All goodwill is deductible for income tax purposes.

The Corporation completed the acquisition of Lamex, a privately held Chinese manufacturer and marketer of office furniture, as well as a small office furniture services company, a small office furniture dealer, and a small manufacturer of fireplace facings during 2006.  The combined purchase price of these acquisitions less cash acquired totaled $78.2 million.  The Corporation increased its borrowings under the revolving credit facility to fund the acquisitions.  The Corporation acquired controlling interest in the office furniture dealer in 2006 and acquired the remaining interest during the fourth quarter of 2008.  There are approximately $53.7 million of intangibles associated with these acquisitions.  Of these acquired intangible assets, $14 million was assigned to a trade name that is not subject to amortization.  The remaining $39.7 million have estimated useful lives ranging from two to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships.  There is approximately $11.7 million of goodwill associated with these acquisitions, of which $8.9 million was assigned to the furniture segment and $2.8 million was assigned to the hearth segment.  Approximately $6.9 million of the goodwill is not deductible for income tax purposes.

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

Summarized financial information for discontinued operations is as follows:

(in thousands)	2008	2007	2006
Discontinued Operations:
Operating income (loss) before tax	$-	$796	$(818)
Income tax	-	282	(294)
Net income (loss) from discontinued operations	-	514	(524)

Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	-	-	(7,125)
Benefit for income tax	-	-	(1,352)
Net impairment loss on discontinued operations	-	-	(5,773)
Discontinued operations, net of income tax	$-	$514	$(6,297)

Inventories
(In thousands)	2008	2007	2006
Finished products	$51,807	$76,804	$66,238
Materials and work in process	60,155	52,641	58,789
LIFO reserve	(27,672)	(20,904)	(19,262)
	$84,290	$108,541	$105,765

Property, Plant, and Equipment
(In thousands)	2008	2007	2006
Land and land improvements	$23,753	$23,805	$27,700
Buildings	277,898	268,650	266,801
Machinery and equipment	525,996	501,950	550,979
Construction and equipment installation in progress	21,738	25,858	12,936
	849,385	820,263	858,416
Less: accumulated depreciation	533,779	514,832	548,464
	$315,606	$305,431	$309,952

Goodwill and Other Intangible Assets
In accordance with SFAS 142, the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which ten contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 12.0%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all the reporting units’ fair values is compared to the Corporation’s market capitalization.  If the fair value of the reporting unit is less than its carrying value, an additional step is required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

As a result of the review performed in the fourth quarter of 2008, the Corporation determined the carrying amount of certain reporting units acquired over the past few years in the office furniture segment exceeded their fair value.  Management then compared the carrying value of goodwill to the implied fair value of the goodwill in each of these reporting units, and concluded that $17 million of impairment charges needed to be recognized.  The reporting units impacted included an office furniture services unit, dealer distribution unit, and a recent acquisition with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The changes to fair value in the reporting units that triggered impairment charges in the fourth quarter were primarily attributable to the deterioration in market conditions experienced in late 2008 which also caused management to change its estimates of future results.  The Corporation factored these current market conditions and estimates into its projected forecasts of sales, operating income and cash flows of each reporting unit through the course of its strategic planning process completed in the fourth quarter.

The significant estimates and assumptions used in estimating future cash flows of its reporting units are based on management’s view of longer-term broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of products sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital.  The Corporation’s cash flow projections in all of its reporting units assumed declining revenue and cash flows in 2009 and that significant recovery would not begin until after 2010.  As a reasonableness test, management also compared the market capitalization of the Corporation at January 3, 2009 to the aggregate fair value of the reporting units, resulting in an implied control premium of approximately 30 percent.  Management believes this implied control premium is reasonable, in light of the synergies across its operating units, lean manufacturing environment and strong position in the markets it serves.

The Corporation also owns trade names having a net value of $60.6 million as of January 3, 2009, $43.5 million as of December 29, 2007, and $43.2 million as of December 30, 2006.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2008 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review the Corporation determined the carrying value of certain trade names acquired over the past few years in the office furniture segment exceeded their fair value and recorded a $4.8 million impairment charge.  The Corporation recorded an impairment charge of $1.0 million in 2006 which was included in discounted operations on the Consolidated Statements of Income.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2008	2007	2006
Patents	$19,325	$18,780	$18,780
Customer lists and other	115,664	101,320	103,492
Less: accumulated amortization	56,098	45,833	39,796
Net intangible assets	$78,891	$74,267	$82,476

Amortization expense for definite-lived intangibles for 2008, 2007, and 2006, was $10.3 million, $9.2 million, and $10.4 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2009	2010	2011	2012	2013
Amortization expense	$9.1	$8.6	$7.4	$6.4	$5.9

The occurrence of events such as acquisitions, dispositions, or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since December 31, 2005, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2005	$77,659	$164,585	$242,244
Goodwill increase during period	12,810	2,790	15,600
Goodwill decrease during period	(5,654)	(429)	(6,083)
Balance as of December 30, 2006	$84,815	$166,946	$251,761
Goodwill increase during period	3,577	5,001	8,578
Goodwill decrease during period	(3,118)	(387)	(3,505)
Balance as of December 29, 2007	$85,274	$171,560	$256,834
Goodwill increase during period	33,020	-	33,020
Goodwill decrease during period	(16,955)	(4,507)	(21,462)
Balance as of January 3, 2009	$101,339	$167,053	$268,392

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decrease in goodwill in the office furniture segment in 2008 is due to the impairment charge described above.  The decrease in goodwill in the office furniture segment in 2007 is due to goodwill associated with office services business units held for sale and final purchase price allocations for previous acquisitions.  The decrease in goodwill in the office furniture segment in 2006 is due to the impairment of the goodwill associated with discontinued operations.  The decreases in the hearth products segment relates to the sale of a few small service and distribution locations and final purchase price allocations for previous acquisitions.

Accounts Payable and Accrued Expenses
(In thousands)	2008	2007	2006
Trade accounts payable	$96,820	$133,293	$102,436
Compensation	27,764	30,544	27,835
Profit sharing and retirement expense	26,905	30,441	29,545
Marketing expenses	51,786	61,568	64,736
Other accrued expenses	110,156	111,474	104,330
	$313,431	$367,320	$328,882

Long-Term Debt
(In thousands)	2008	2007	2006
Note payable to bank, revolving credit agreement with interest at a variable rate (2008-0.79%; 2007-5.46%; 2006-5.70%)	$107,500	$128,000	$144,000
Note payable to bank, with interest at a fixed rate (2008-3.08%; 2007-5.03%; 2006-6.11%)	14,294	14,205	14,200
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Note payable to bank, with interest at a variable rate (2008-2.36%)	47,500	-	-
Industrial development revenue bonds, payable 2018 with interest at a variable rate (2008-1.40%; 2007-3.55%; 2006-4.02%)	2,300	2,300	2,300
Other notes and amounts	-	63	794
Total debt	321,594	294,568	311,294
Less: current portion	54,294	14,253	25,994
Long-term debt	$267,300	$280,315	$285,300

Aggregate maturities of long-term debt are as follows:
(In thousands)
2009	$54,294
2010	5,000
2011	110,000
2012	-
2013	-
Thereafter	152,300

On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the facility.  On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million.  Amounts borrowed under the revolving credit facility may be borrowed, repaid, and reborrowed from time to time until January 28, 2011.  As of January 3, 2009, $35 million of the borrowings outstanding were classified as short-term as the Corporation expects to repay that portion of the borrowings within a year.

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

On June 30, 2008, the Corporation entered into a Credit Agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The term loan may not be repaid and reborrowed and must be fully repaid by June 30, 2011, unless extended pursuant to the terms of the agreement.  Interest payments are due quarterly and the principal is due in quarterly installments of $1.25 million with the balance due on the maturity date.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2008 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated to be $137 million slightly below the carrying value of $150 million.

Selling and Administrative Expenses
(In thousands)	2008	2007	2006
Freight expense for shipments to customers	$169,219	$164,062	$182,814
Amortization of intangible and other assets	12,349	11,702	12,456
Product development costs	27,845	23,967	27,567
Other selling and administrative expenses	508,457	502,598	494,839
	$717,870	$702,329	$717,676

Income Taxes
Significant components of the provision for income taxes including those related to minority interest and discontinued operations are as follows:

(In thousands)	2008	2007	2006
Current:
Federal	$18,165	$53,965	$61,399
State	2,402	6,588	8,671
Foreign	482	811	678
Current provision	21,049	61,364	70,748
Deferred:
Federal	3,265	(3,031)	(7,528)
State	222	(353)	(651)
Foreign	(954)	(418)	(483)
Deferred provision	2,533	(3,802)	(8,662)
	$23,582	$57,562	$62,086

A reconciliation of the statutory federal income tax rate to the Corporation’s effective income tax rate for continuing operations is as follows:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.5	2.3	2.8
Credit for increasing research activities	(2.5)	(0.9)	(0.7)
Deduction related to domestic production activities	(1.8)	(1.4)	(0.8)
Extraterritorial income exclusion	-	-	(0.4)
Excludable foreign income	(1.6)	(2.0)	(0.7)
True-up of deferred tax items	-	-	(2.1)
Basis in subsidiary	(4.5)	-	-
Valuation allowance	4.5	-	-
Other – net	2.6	(0.7)	(0.1)
Effective tax rate	34.2%	32.3%	33.0%

The Corporation recorded additional deferred tax assets for the tax basis in the stock of a subsidiary in excess of the net tax basis of the subsidiary’s assets and liabilities.  The valuation allowance relates to capital losses that are expected to expire unused.

In the fourth quarter of 2006, the Corporation completed a detailed analysis of all deferred tax accounts and determined that net deferred income tax liabilities were overstated by $4.1 million.  This overstatement primarily relates to a deferred tax liability associated with property, plant and equipment, partially offset by an overstated deferred tax asset associated with inventory.  In analyzing the difference, the Corporation determined the items originated in fiscal years prior to 2002.  To correct this difference, the Corporation reduced income tax expense in the fourth quarter of 2006 by $4.1 million.  The effect of this adjustment is to reduce the effective income tax rate related to continuing operations by 2.1 percentage points for the year and increase earnings per share from continuing operations by $0.08.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2008	2007	2006
Net long-term deferred tax liabilities:
Tax over book depreciation	$(1,028)	$1,614	$(1,052)
Compensation	3,175	4,624	4,899
Goodwill	(42,802)	(38,559)	(33,826)
Basis in subsidiary	5,314	-	-
Valuation allowance	(1,981)	-	-
Other – net	12,051	5,649	658
Total net long-term deferred tax liabilities	(25,271)	(26,672)	(29,321)
Net current deferred tax assets:
Allowance for doubtful accounts	2,601	3,491	3,563
Vacation accrual	3,646	5,302	5,323
Inventory differences	3,878	2,572	3,096
Deferred income	(3,836)	(4,484)	(5,880)
Warranty accruals	5,177	4,234	3,906
Valuation allowance	(1,092)	-	-
Other – net	5,939	6,713	5,432
Total net current deferred tax assets	16,313	17,828	15,440
Net deferred tax (liabilities) assets	$(8,958)	$(8,844)	$(13,881)

In June 2006, the FASB issued FIN 48.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

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

(in thousands)	2008	2007
Unrecognized tax benefits, beginning of period	$2,839	$3,895
Increases in positions taken in a prior period	796	49
Decreases in positions taken in a prior period	(52)	(6)
Increases in positions taken in a current period	834	1,018
Decreases due to settlements	(392)	(2,117)
Decrease due to lapse of statute of limitations	(380)	-
Unrecognized tax benefits, end of period	$3,646	$2,839

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $3.2 million at January 3, 2009, $2.3 million at December 29, 2007 and $2.7 million at December 31, 2006.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $0.1 million.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.4 million, $0.4 million, and $0.9 million as of January 3, 2009, December 29, 2007 and December 31, 2006, respectively.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2004 with no issues pending or unresolved.  The years 2005 through 2008 remain open for examination by the IRS.  The years 2004 through 2008 are currently under examination or remain open to examination by several states.

As of January 3, 2009, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statues of limitation.  It is not expected that any of the changes will be significant individually or in total to the results or financial position of the Corporation.

Derivative Financial Instruments
The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not eligible for hedge accounting.  The Corporation recognizes all derivatives on its consolidated balance sheet at fair value.

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month LIBOR as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s Consolidated Balance Sheet.  The interest rate swap agreement matures on May 27, 2011.

The aggregate fair market value of the interest rate swap as of January 3, 2009 was a liability of $3.1 million, of which $1.3 million is included in current liabilities and $1.8 million is included in long-term liabilities in the Corporation's Consolidated Balance Sheet as of January 3, 2009.  For the year ended January 3, 2009, the Corporation recognized an aggregate net loss related to the agreement of $3,183,000 of which $78,000 was recorded as interest expense and $3,105,000 pre-tax was recorded in other comprehensive income.

Shareholders’ Equity
	2008	2007	2006
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,324,409	44,834,519	47,905,351
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	-	-	-

The Corporation purchased 1,004,700; 3,581,707 and 4,336,987 shares of its common stock during 2008, 2007 and 2006, respectively.  The par value method of accounting is used for common stock repurchases.  The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings on the Corporation’s Consolidated Balance Sheet.

Components of accumulated other comprehensive income (loss) consist of the following:

(In thousands)	2008	2007	2006
Balance at beginning of period	$846	$(3,062)	$332
Foreign currency translation adjustments	1,355	765	631
Change in unrealized gains (losses) on marketable securities – net of tax	14	(147)	-
Change in pension and postretirement liability – net of tax	(2,184)	3,290	537
Change in fair value of derivative financial instrument – net of tax	(1,938)	-	-
Adjustment to initially apply SFAS 158, net of tax	-	-	(4,562)
Balance at end of period	$(1,907)	$846	$(3,062)

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  This plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock of the Corporation and awards of Corporation common stock.  The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Upon approval of this plan in May 2007, no awards are granted under the 1997 Equity Plan for Non-Employee Directors of HNI Corporation, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  During 2008, 2007, and 2006, 31,599; 17,349; and 13,947 shares, respectively, of Corporation common stock were issued under these plans.

Cash dividends declared and paid per share for each year are:

(In dollars)	2008	2007	2006
Common shares	$.86	$.78	$.72

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan, as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who customarily work 20 hours or more per week and who customarily work for five months or more in any calendar year.  The price of the stock purchased under the plan is 85% of the closing price on the exercise date.  No member may purchase stock under the plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2008, 209,061 shares of common stock were issued under the plan at an average price of $17.90.  During 2007, 127,436 shares of common stock were issued under the plan at an average price of $33.43.  During 2006, 114,397 shares of common stock were issued under the plan at an average price of $40.03.  An additional 71,119 shares were available for issuance under the plan at January 3, 2009.

The Corporation previously granted rights to purchase shares of the Corporation’s common stock pursuant to a shareholders’ rights plan, which rights expired on August 20, 2008.  The rights become exercisable in connection with certain acquisitions of 20% or more of the Corporation’s common stock by any person or group in a transaction not approved by the Board.  Each right entitled its holder to purchase shares of common stock of the Corporation with a market value of $400 at a price of $200, unless the Board authorized the rights be redeemed.  The rights could have been redeemed for $0.01 per right at any time before the rights become exercisable.  In certain instances, the right to purchase applied to the capital stock of the acquirer instead of the common stock of the Corporation.  The Corporation reserved preferred shares necessary for issuance should the rights be exercised.

The Corporation has entered into change in control employment agreements with certain corporate officers and other key members.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), as amended effective May 8, 2007, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 3, 2009, there were approximately 4.4 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has a shareholder approved Members’ Stock Purchase Plan (the “MSP Plan”).  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During 2008, 209,061 shares of the Corporation’s common stock were issued under the MSP Plan at an average price of $17.90.

The Corporation adopted the provisions of SFAS 123(R) beginning January 1, 2006.  This statement requires the Corporation to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.

Compensation cost that has been charged against operations for the two plans described above was $1.6 million, $3.6 million, and $3.2 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million, $1.2 million and $1.1 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

Adoption of SFAS 123(R) also affected the presentation of cash flows.  The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements.  For the years ending January 3, 2009, December 29, 2007, and December 30, 2006, cash flow from operating activities was reduced by $0.0 million, $0.8 million and $0.9 million, and cash flow from financing activities was increased by $0.0 million, $0.8 million and $0.9 million, respectively, as a result of the new standard.

The stock compensation expense for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Year Ended Jan. 3, 2009	Year Ended Dec. 29, 2007	Year Ended Dec. 30, 2006
Expected term	7 years	7 years	7 years
Expected volatility:
Range used	25.62% - 30.61%	26.97%	29.75% - 31.23%
Weighted-average	26.15%	26.97%	31.21%
Expected dividend yield:
Range used	2.71% - 5.06%	1.60%	1.24% - 1.43%
Weighted-average	3.11%	1.60%	1.24%
Risk-free interest rate:
Range used	3.48% - 4.62%	4.71%	4.62% - 5.09%

Expected volatilities are based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation elected to continue to use the simplified method as allowed by Staff Accounting Bulletin No. 110 (“SAB 110”), which amended SAB No. 107, to determine the expected term since the awards qualified as “plain vanilla” options accounted for under FAS123R Share-Based Payment.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2005.
	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,128,650	$31.84
Granted	135,946	58.06
Exercised	(68,500)	22.51
Forfeited	(22,480)	39.91
Outstanding at December 30, 2006	1,173,616	$35.27
Granted	185,823	48.66
Exercised	(214,000)	24.86
Forfeited	(102,373)	46.14
Outstanding at December 29, 2007	1,043,066	$38.72
Granted	560,786	28.70
Exercised	(19,500)	21.00
Forfeited or Expired	(119,293)	38.13
Outstanding at January 3, 2009	1,465,059	$35.17

A summary of the Corporation’s nonvested shares as of January 3, 2009 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 29, 2007	546,916	$17.34
Granted	560,786	6.64
Vested	(134,000)	17.60
Forfeited	(101,293)	11.41
Nonvested at January 3, 2009	872,409	$11.11

At January 3, 2009, there was $4.0 million of unrecognized compensation cost related to nonvested awards, which the Corporation expects to recognize over a weighted-average period of 1.4 years.  Information about stock options that are vested or expected to vest and that are exercisable at January 3, 2009, follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,389,144	$35.11	6.5	-
Exercisable	592,650	$32.11	4.0	-

The weighted-average grant-date fair value of options granted was $6.64, $15.67 and $21.39, for 2008, 2007 and 2006, respectively.  Other information for the last three years follows:

(In thousands)	Jan. 3, 2009	Dec. 29, 2007	Dec. 30, 2006
Total fair value of shares vested	$2,358	$2,261	$1,702
Total intrinsic value of options exercised	222	4,673	1,987
Cash received from exercise of stock options	410	5,321	1,542
Tax benefit realized from exercise of stock options	79	1,551	725

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $24.5 million, $28.1 million, and $28.2 million, in 2008, 2007 and 2006, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $6.6 million, $6.6 million and $7.9 million in 2008, 2007 and 2006, respectively.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly members at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs were not material in 2008, 2007 and 2006.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees.  Pension expense for this plan amounted to $320,000, $376,000 and $352,000, in 2008, 2007 and 2006, respectively.

Postretirement Health Care
The Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” for its 2006 year-end financial statement and recognized on the 2006 balance sheet the funded status of other postretirement benefit plans.  The following table provides the information required by SFAS No. 158.

(In thousands)	2008	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$15,603	$19,082	$19,738
Service cost	396	480	326
Interest cost	963	1,067	1,053
Plan changes	-	(584)	-
Benefits paid	(1,147)	(1,361)	(1,218)
Actuarial (gain)/loss	(951)	(3,081)	(817)
Benefit obligation at end of year	$14,864	$15,603	$19,082

Change in plan assets
Fair value at beginning of year	$5,819	$6,693	$7,582
Actual return on assets	(274)	487	326
Employer contribution	159	-	3
Transferred out	(4,557)	-	-
Benefits paid	(1,147)	(1,361)	(1,218)
Fair value at end of year	$-	$5,819	$6,693

Funded Status of Plan	$(14,864)	$(9,784)	$(12,388)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,089	$-	$-
Noncurrent liabilities	$13,775	$9,784	$12,388

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$(1,592)	$(1,273)	$2,069
Transition (asset)/obligation	2,147	2,654	3,618
Prior service cost	-	-	431
	$555	$1,381	$6,118

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$1,381	$6,118	$-
Actuarial (gain)/loss	(319)	-	-
Change due to the adoption of SFAS 158	-	-	6,118
Amortization of actuarial gain or loss	-	(3,342)	-
Amortization of transition amount	(507)	(964)	-
Amortization of prior service cost	-	(431)	-
Amount disclosed at end of year	$555	$1,381	$6,118

Estimated Future Benefit Payments (In thousands)
Fiscal 2009	1,089
Fiscal 2010	1,090
Fiscal 2011	1,090
Fiscal 2012	1,103
Fiscal 2013	1,119
Fiscal 2014 – 2018	6,196

Expected Contributions During Fiscal 2009
Total	$1,089

Plan Assets – Percentage of Fair Value by Category
	2008	2007	2006
Cash Equivalents	0%	0%	1%
Equity	0%	25%	25%
Debt	0%	75%	74%
Other	0%	0%	0%
Total	0%	100%	100%

The discount rates at fiscal year-end 2008, 2007 and 2006, were 6.7%, 6.4% and 5.8%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  Approximately $4.5 million of assets previously held in a voluntary employee benefit association (VEBA) fund designated to pay retiree healthcare claims were transferred into a VEBA fund designated to pay active healthcare claims during 2008.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2009
Service cost	$391
Interest cost	959
Expected return on assets	0
Amortization of net (gain)/loss	(9)
Amortization of unrecognized transition (asset)/obligation	508
Net periodic postretirement benefit cost/(income)	$1,849

A discount rate of 6.7% was used to determine net periodic benefit cost for 2009.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2008 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2009	$209	$33,429
2010	44	29,204
2011	0	24,826
2012	-	11,479
2013	-	6,264
Thereafter	-	17,127
Total minimum lease payments	253	$122,329
Less: amount representing interest	10
Present value of net minimum lease payments, including current maturities of $200	$243

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2008	2007	2006
Buildings	$-	$3,299	$3,299
Machinery and equipment	869	906	-
Office equipment	-	-	-
	869	4,205	3,299
Less: allowances for depreciation	126	3,084	2,954
	$743	$1,121	$345

The Corporation purchased the leased building and sold it during 2008.

Rent expense for the years 2008, 2007 and 2006, amounted to approximately $43.2 million, $35.6 million and $32.1 million, respectively.  The Corporation has an operating lease for a production facility with annual rentals totaling approximately $357,000 with a corporation in which the minority owner of one of the Corporation’s consolidated subsidiaries is an investor.  Contingent rent expense under both capitalized and operating leases (generally based on mileage of transportation equipment) amounted to $0, $0 and $165,000, for the years 2008, 2007 and 2006, respectively.

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

Significant Customer
One office furniture customer accounted for approximately 10%, 11% and 12% of consolidated net sales in 2008, 2007 and 2006, respectively.

Operating Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the Corporation as being in two operating segments:  office furniture and hearth products, with the former being the principal segment.  The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories, principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net costs of the Corporation’s corporate operations, interest income, and interest expense.  Management views interest income and expense as corporate financing costs and not as an operating segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.  Identifiable assets by segment are those assets applicable to the respective industry segments.  Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2008, 2007 and 2006, is as follows for continuing operations:

(In thousands)	2008	2007	2006
Net sales:
Office furniture	$2,054,037	$2,108,439	$2,077,040
Hearth products	423,550	462,033	602,763
	$2,477,587	$2,570,472	$2,679,803
Operating profit:
Office furniture (a)(b)	$101,289	$194,692	$181,811
Hearth products (c)	11,759	36,444	58,699
Total operating profit	113,048	231,136	240,510
Unallocated corporate expenses	(44,016)	(53,992)	(47,105)
Income before income taxes	$69,032	$177,144	$193,405
Depreciation and amortization expense:
Office furniture	$50,511	$49,294	$48,753
Hearth products	15,212	14,453	16,559
General corporate	4,432	4,426	4,191
	$70,155	$68,173	$69,503
Capital expenditures:
Office furniture	$59,101	$47,408	$42,126
Hearth products	10,530	8,736	11,093
General corporate	1,865	2,770	6,705
	$71,496	$58,914	$59,924
Identifiable assets:
Office furniture	$730,348	$724,447	$748,285
Hearth products	326,168	356,273	359,646
General corporate	109,113	126,256	118,428
	$1,165,629	$1,206,976	$1,226,359

(a)
Included in operating profit for the office furniture segment are pretax charges of $25.5 million, $8.7 million and $2.8 million, for closing of facilities and impairment charges in 2008, 2007 and 2006, respectively.

(b)	Includes minority interest.
(c)	Included in operating profit for the hearth products segment are pretax charges of $0.3 million and $1.1 million for closing facilities in 2008 and 2007, respectively.

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

Year-End 2008: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$563,383	$613,114	$663,141	$637,949
Cost of products sold	379,345	403,671	438,423	427,536
Gross profit	184,038	209,443	224,718	210,413
Selling and administrative expenses	172,555	182,673	189,577	173,065
Restructuring related charges (income)	818	2,029	1,497	21,515
Operating income	10,665	24,741	33,644	15,833
Interest income (expense) – net	(3,414)	(4,184)	(4,037)	(4,058)
Earnings from continuing operations before income taxes and minority interest	7,251	20,557	29,607	11,775
Income taxes	3,180	7,095	10,107	3,252
Minority interest in earnings of a subsidiary	94	(7)	11	8
Net income	$3,977	$13,469	$19,489	$8,515
Net income per common share – basic	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – basic	44,537	44,233	44,213	44,259
Net income per common share – diluted	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – diluted	44,706	44,371	44,340	44,386
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.7	34.2	33.9	33.0
Selling and administrative expenses	30.6	29.8	28.6	27.1
Restructuring related charges	0.1	0.3	0.2	3.4
Operating income	1.9	4.0	5.1	2.5
Income taxes	0.6	1.2	1.5	0.5
Net income	0.7	2.2	2.9	1.3

Year-End 2007: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$609,200	$618,160	$674,628	$668,484
Cost of products sold	402,500	402,523	434,385	425,289
Gross profit	206,700	215,637	240,243	243,195
Selling and administrative expenses	170,814	169,559	176,904	185,052
Restructuring related charges (income)	(136)	728	4,264	4,932
Operating income	36,022	45,350	59,075	53,211
Interest income (expense) – net	(4,036)	(4,578)	(4,489)	(3,829)
Earnings from continuing operations before income taxes and minority interest	31,986	40,772	54,586	49,382
Income taxes	11,363	14,404	19,342	12,032
Minority interest in earnings of a subsidiary	(28)	(25)	(63)	(163)
Income from continuing operations	20,651	26,393	35,307	37,513
Discontinued operations, less applicable taxes	30	484	-	-
Net income	$20,681	$26,877	$35,307	$37,513
Net income from continuing operations – basic	$.43	$.56	$.76	$.82
Net income from discontinued operations – basic	.00	.01	-	-
Net income per common share – basic	$.43	$.57	$.76	$.82
Weighted-average common shares outstanding – basic	47,996	46,937	46,256	45,550
Net income from continuing operations – diluted	$.43	$.56	$.76	$.82
Net income from discontinued operations – diluted	.00	.01	-	-
Net income per common share – diluted	$.43	$.57	$.76	$.82
Weighted-average common shares outstanding – diluted	48,278	47,199	46,487	45,775
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.9	34.9	35.6	36.4
Selling and administrative expenses	28.0	27.4	26.2	27.7
Restructuring related charges	(0.0)	0.1	0.6	0.7
Operating income	5.9	7.3	8.8	8.0
Income taxes	1.9	2.3	2.9	1.8
Income from continuing operations	3.4	4.3	5.2	5.6
Discontinued operations, less applicable taxes	0.0	0.1	-	-
Net income	3.4	4.3	5.2	5.6

Year-End 2006: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$645,565	$667,706	$684,317	$682,215
Cost of products sold	416,610	434,060	447,587	454,625
Gross profit	228,955	233,646	236,730	227,590
Selling and administrative expenses	181,188	184,806	176,134	175,548
Restructuring related charges (income)	1,719	228	(27)	909
Operating income	46,408	48,612	60,623	51,133
Interest income (expense) – net	(1,108)	(3,425)	(4,111)	(4,540)
Earnings from continuing operations before income taxes and minority interest	44,940	45,187	56,512	46,593
Income taxes (1)	16,403	16,493	20,627	10,147
Minority interest in earnings of a subsidiary	(39)	(22)	(24)	(25)
Income from continuing operations	28,576	28,716	35,909	36,471
Discontinued operations, less applicable taxes	(106)	(64)	(147)	(5,980)
Net income	$28,470	$28,652	$35,762	$30,491
Net income from continuing operations – basic	$.55	$.56	$.73	$.76
Net income from discontinued operations – basic	(.00)	(.00)	(.00)	(.13)
Net income per common share – basic	$.55	$.56	$.73	$.63
Weighted-average common shares outstanding – basic	51,836	51,009	49,324	48,069
Net income from continuing operations – diluted	$.55	$.56	$.72	$.75
Net income from discontinued operations – diluted	(.00)	(.00)	(.00)	(.12)
Net income per common share – diluted	$.55	$.56	$.72	$.63
Weighted-average common shares outstanding – diluted	52,229	51,339	49,592	48,363
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5	35.0	34.6	33.4
Selling and administrative expenses	28.1	27.7	25.7	25.7
Restructuring related charges	0.3	0.0	(0.0)	0.1
Operating income	7.2	7.3	8.9	7.5
Income taxes	2.5	2.5	3.0	1.5
Income from continuing operations	4.4	4.3	5.2	5.3
Discontinued operations, less applicable taxes	(0.0)	(0.0)	(0.0)	(0.9)
Net income	4.4	4.3	5.2	4.5

(1)	The Corporation recorded a $4.1 million tax benefit in the 4th quarter of 2006 as discussed in the Income Taxes footnote.

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)
Quarterly 2008 – 2006

2008 by Quarter	High	Low	Dividends per Share
1st	$37.97	$26.64	$.215
2nd	28.37	18.07	.215
3rd	34.37	16.71	.215
4th	25.76	9.09	.215
Total Dividends Paid			$.86

2007 by Quarter	High	Low	Dividends per Share
1st	$51.65	$43.95	$.195
2nd	47.94	40.14	.195
3rd	45.35	35.56	.195
4th	44.32	33.79	.195
Total Dividends Paid			$.78

2006 by Quarter	High	Low	Dividends per Share
1st	$61.68	$54.83	$.18
2nd	59.70	44.68	.18
3rd	46.14	38.34	.18
4th	48.31	41.05	.18
Total Dividends Paid			$.72

Common Stock Market Price and Price/Earnings Ratio (Unaudited)
Fiscal Years 2008 – 2004

	Market Price		Diluted	Price/Earnings Ratio
Year	High	Low	Earnings per Share	High	Low
2008	$37.97	$9.09	$1.02	37	9
2007	51.65	33.79	$2.57	20	13
2006	61.68	38.34	2.45	25	16
2005	62.41	38.80	2.50	25	16
2004	45.71	35.25	1.97	23	18
Five-Year Average				26	14

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

January 3, 2009

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)

Year ended January 3, 2009:	$11,458	$3,107	-	$5,777	(A)	$8,788
Allowance for doubtful accounts
Valuation allowance for deferred tax asset	-	$3,073	-	-		$3,073

Year ended December 29, 2007:	$12,796	$3,906	-	$5,244		$11,458
Allowance for doubtful accounts

Year ended December 30, 2006:	$11,977	$3,363	-	$2,544	(A)	$12,796
Allowance for doubtful accounts

Note A:  Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3i)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 8, 2007

(3ii)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 12, 2008

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

(10v)	Form of HNI Corporation Amended and Restated Indemnity Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007*

(10vi)
Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement, incorporated by reference to Exhibit 10vii to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007*

(10vii)	Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement*

(10viii)
Credit Agreement dated as of January 28, 2005, among HNI Corporation, as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2005

(10ix)
Description of Material Compensatory Arrangements Contained in Offer Letter between HNI Corporation and Kurt Tjaden, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

Exhibit Number	Description of Document

(10x)
HNI Corporation Long-Term Performance Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xi)
First Amendment to Credit Agreement dated as of December 22, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2006

(10xii)
HNI Corporation Executive Deferred Compensation Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xiii)
Second Amendment to Credit Agreement dated as of April 6, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10xiv)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10xv)
HNI Corporation Directors Deferred Compensation Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xvi)
Third Amendment to Credit Agreement dated as of November 8, 2006, by and among HNI Corporation as borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2006

(10xvii)
HNI Corporation Executive Bonus Plan as amended effective January 1, 2005, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10xviii)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*

(10xix)
HNI Corporation Stock-Based Compensation Plan, as amended effective August 8, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006*

(10xx)
Form of Exercise Stock Option granted under the HNI Corporation Stock-Based Compensation Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

Exhibit Number	Description of Document

(10xxi)	Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 22, 2005*

(10xxii)
Fourth Amendment to Credit Agreement dated as of June 20, 2008, by and among HNI Corporation as Borrower, certain domestic subsidiaries of HNI Corporation as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2008

(10xxiii)
Credit Agreement dated as of June 30, 2008, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation from time to time party thereto, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 7, 2008

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