Form 10-Q
period 2009-04-04
HNI CORP
filed 2009-05-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009.

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
YES       X                     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).          YES       X             NO ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer          X                Accelerated filer
Non-accelerated filer                               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 4, 2009 44,880,734

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets April 4, 2009, and January 3, 2009	3

Condensed Consolidated Statements of Income Three Months Ended April 4, 2009, and March 29, 2008	5

Condensed Consolidated Statements of Cash Flows Three Months Ended April 4, 2009, and March 29, 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Submission of Matters to a Vote of Security Holders - None	-

Item 5. Other Information – None	-

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 4, 2009 (Unaudited)	Jan. 3, 2009
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$22,130	$39,538
Short-term investments	9,900	9,750
Receivables	183,943	238,327
Inventories (Note C)	85,176	84,290
Deferred income taxes	17,291	16,313
Prepaid expenses and other current assets	33,778	29,623
Total Current Assets	352,218	417,841

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,705	23,753
Buildings	279,746	277,898
Machinery and equipment	528,969	525,996
Construction in progress	12,437	21,738
	844,857	849,385
Less accumulated depreciation	545,753	533,779

Net Property, Plant, and Equipment	299,104	315,606

GOODWILL	268,392	268,392

OTHER ASSETS	158,220	163,790

Total Assets	$1,077,934	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 4, 2009 (Unaudited)	Jan. 3, 2009 (As Adjusted)
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$248,312	$313,431
Note payable and current maturities of long-term debt and capital lease obligations	55,174	54,494
Current maturities of other long-term obligations	380	5,700
Total Current Liabilities	303,866	373,625

LONG-TERM DEBT	260,550	267,300

CAPITAL LEASE OBLIGATIONS	8	43

OTHER LONG-TERM LIABILITIES	50,648	50,399

DEFERRED INCOME TAXES	28,087	25,271

EQUITY
Parent Company shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	44,881	44,324
April 4, 2009 – 44,880,734 shares;
January 3, 2009 – 44,324,409 shares

Additional paid-in capital	12,930	6,037
Retained earnings	378,843	400,379
Accumulated other comprehensive income	(2,064)	(1,907)
Total Parent Company shareholders' equity	434,590	448,833

Noncontrolling interest	185	158

Total Equity	434,775	448,991

Total Liabilities and Equity	$1,077,934	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Apr. 4, 2009	Mar. 29, 2008 (As Adjusted)
	(In thousands, except share and per share data)

Net sales	$405,666	$563,383
Cost of sales	280,931	379,345
Gross profit	124,735	184,038
Selling and administrative expenses	136,257	172,555
Restructuring and impairment	5,085	818
Operating income (loss)	(16,607	10,665
Interest income	135	463
Interest expense	3,198	3,877
Earnings (loss) before income taxes	(19,670	7,251
Income taxes	(7,802	3,180
Net income (loss)	(11,868	4,071
Less: Net income attributable to the noncontrolling interest	(18	(94)
Net income (loss) attributable to Parent Company	$(11,886	$3,977

Net income (loss) attributable to Parent Company per common share – basic	$(0.27	$0.09
Average number of common shares outstanding – basic	44,612,079	44,537,399
Net income (loss) attributable to Parent Company per common share – diluted	$(0.27	$0.09
Average number of common shares outstanding – diluted	44,612,079	44,705,603
Cash dividends per common share	$0.215	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	Apr. 4, 2009	Mar. 29, 2008
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(11,886)	$3,977
Noncash items included in net income:
Depreciation and amortization	19,240	17,021
Other postretirement and post employment benefits	462	377
Stock-based compensation	709	285
Excess tax benefits from stock compensation	-	(11)
Deferred income taxes	1,712	159
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	132	619
Stock issued to retirement plan	6,565	6,592
Other – net	(501)	837
Net increase (decrease) in operating assets and liabilities	(6,085)	(25,484)
Increase (decrease) in other liabilities	(4,719)	(2,398)
Net cash flows from (to) operating activities	5,629	1,974

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(4,026)	(17,624)
Proceeds from sale of property, plant and equipment	299	278
Capitalized software	(590)	-
Short-term investments – net	-	(250)
Purchase of long-term investments	(285)	(381)
Sales or maturities of long-term investments	3,550	2,275
Net cash flows from (to) investing activities	(1,052)	(15,702)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	-	1,402
Purchase of HNI Corporation common stock	-	(22,076)
Excess tax benefits from stock compensation	-	11
Proceeds from long-term debt	60,000	117,000
Payments of note and long-term debt and other financing	(72,336)	(76,599)
Dividends paid	(9,649)	(9,581)
Net cash flows from (to) financing activities	(21,985)	10,157

Net increase (decrease) in cash and cash equivalents	(17,408)	(3,571)
Cash and cash equivalents at beginning of period	39,538	33,881
Cash and cash equivalents at end of period	$22,130	$30,310
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 4, 2009

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 3, 2009 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") annual report on Form 10-K for the year ended January 3, 2009.

Note B. Stock-Based Compensation

The Corporation accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three months ended April 4, 2009, and March 29, 2008, the Corporation recognized $0.7 million and $0.3 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At April 4, 2009, there was $9.0 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.5 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Apr. 4, 2009 (Unaudited)	Jan. 3, 2009
Finished products	$60,990	$51,807
Materials and work in process	51,858	60,155
LIFO allowance	(27,672)	(27,672)
	$85,176	$84,290

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:
	Three Months Ended
(In thousands)	Apr. 4, 2009	Mar. 29, 2008
Net income (loss)	$(11,868)	$4,071

Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	(91)	795
Change in unrealized gains (losses) on marketable securities	(133)	(153)
Change in pension and postretirement liability	79	79
Change in derivative financial instruments	(12)	-
Comprehensive income (loss)	$(12,025)	$4,792
Comprehensive (income) attributable to noncontrolling interest	(18)	(94)
Comprehensive income (loss) attributable to HNI Corporation	$(12,043)	$4,698

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable for the three months ended April 4, 2009:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments		Accumulated Other Comprehensive Loss
Balance at January 3, 2009	$3,620	$(134)	$(3,455)		$(1,938)	$(1,907)
Year-to date change	(91)	(133)	79		(12)	(157)
Balance at April 4, 2009	$3,529	$(267)	$(3,376)	$	(1,950)	$(2,064)

For the three months ended April 4, 2009, the Corporation did not repurchase any of its common stock.  As of April 4, 2009, $163.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	Apr. 4, 2009	Mar. 29, 2008
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income (loss)	$(11,886)	$3,977
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,612	44,537
Potentially dilutive shares from stock-based compensation plans	-	169
Denominator for diluted EPS	44,612	44,706
Earnings per share – basic	$(0.27)	$0.09
Earnings per share – diluted	$(0.27)	$0.09

None of the outstanding stock options or restricted stock units were included in the computation of diluted EPS at April 4, 2009, as all would be anti-dilutive due to the current period loss.  Certain exercisable and non-exercisable stock options totaling 774,983 were not included in the computation of diluted EPS at March 29, 2008, because their inclusion would have been anti-dilutive.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture manufacturing facility located in South Gate, California and consolidate production into its Cedartown, Georgia and Muscatine, Iowa facilities.  In connection with the shutdown of the South Gate facility, the Corporation recorded $3.0 million of severance costs for approximately 250 members during the quarter ended April 4, 2009.  The closure and consolidation will be substantially complete by the end of 2009.

The Corporation's hearth product segment disposed and consolidated five retail and distribution locations during the quarter ended April 4, 2009.  The Corporation recorded $2.1 million of severance and facility exit costs, including accelerated depreciation of $1.3 million, which were recorded as restructuring costs during the period.

The following is a summary of changes in restructuring accruals during the three months ended April 4, 2009.  This summary does not include accelerated depreciation as this item was not accounted for through the restructuring accrual on the Consolidated Balance Sheets but is included as a component of "Restructuring and Impairment" in the Consolidated Statements of Income.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 3, 2009	$155	$224	$379
Restructuring charges	3,118	629	3,747
Cash payments	(49)	(177)	(226)
Balance as of April 4, 2009	$3,224	$676	$3,900

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 4, 2009 and January 3, 2009, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	Apr. 4, 2009	Jan. 3, 2009
Patents	$19,325	$19,325
Customer relationships and other	115,664	115,664
Less: accumulated amortization	58,372	56,098
	$76,617	$78,891

Aggregate amortization expense for the three months ended April 4, 2009 and March 29, 2008 was $2.3 million and $2.2 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2009	2010	2011	2012	2013
Amortization Expense	$9.1	$8.6	$7.4	$6.4	$5.9

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $60.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2009, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2009	$101,339	$167,053	$268,392
Goodwill increase (decrease) during period	-	-	-
Balance as of April 4, 2009	$101,339	$167,053	$268,392

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

During the first quarter of fiscal 2009, the Corporation's results were negatively impacted by significant declines in customer demand, most notably in the hearth products segment.  In consideration of the current economic situation and the current period operating loss, the Corporation considered whether there had been any significant changes in future projections of operating results and cash flows, or to any of the significant valuation assumptions underlying the most recent annual impairment analysis.  As a result, management reviewed the valuation of the Hearth and Home Technologies reporting unit.  The Corporation's analysis of this reporting unit concluded that the fair value exceeded the carrying value by approximately 10% and as such, no impairment charges during first quarter were necessary.  For all other reporting units, the Corporation concluded that there was not a need for an interim assessment in accordance with criteria in paragraph 28 of FAS 142.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the Corporation's operating results and overall market value, management will continue to monitor and evaluate the carrying value of goodwill and indefinite-lived trade names, particularly with respect to the Hearth and Home Technologies reporting unit.

Note H.  Product Warranties

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Three Months Ended
(In thousands)	Apr. 4, 2009	Mar. 29, 2008
Balance at beginning of period	$13,948	$12,123
Accruals for warranties issued during period	4,039	4,442
Adjustments related to pre-existing warranties	(180)	526
Settlements made during the period	(4,092)	(4,612)
Balance at end of period	$13,715	$12,479

Note I.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Three Months Ended
(In thousands)	Apr. 4, 2009	Mar. 29, 2008
Service cost	$97	$99
Interest cost	240	241
Expected return on plan assets	-	(90)
Amortization of transition obligation	127	127
Amortization of (gain)/loss	(2)	-
Net periodic benefit cost	$462	$377

Note J.  Income Taxes

The provision for income taxes in the first quarter reflects an actual effective tax rate of 39.7 percent, compared to an estimated annual tax rate of 43.9 percent for the first quarter 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the first quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

Note K.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments and interpretations, on the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting.  The Corporation recognizes all derivatives on its consolidated balance sheet at fair value.

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate ("LIBOR") as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's consolidated balance sheet.  The interest rate swap agreement matures on May 27, 2011.

The aggregate fair market value of the interest rate swap as of April 4, 2009 was a liability of $3.1 million, of which $1.5 million is included in current liabilities and $1.6 million is included in long-term liabilities in the Corporation's consolidated balance sheet as of April 4, 2009.  For the three month period ended April 4, 2009, the Corporation recorded a deferred net loss of $419,000 in other comprehensive income, and reclassified $400,000 from other comprehensive income to current period earnings as interest expense in the consolidated statement of income.  As of April 4, 2009, $943,000 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Balance sheet) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Consolidated Statement of Income) over the next twelve months.

Note L.  Fair Value Measurements

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") which provides enhanced guidance for using fair value to measure assets and liabilities for financial assets and liabilities.  The standard also expands the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation adopted the provisions of SFAS No. 157 with regard to its nonfinancial assets and liabilities on January 4, 2009 in accordance with Financial Accounting Standards Board Staff Position 157-2.  The adoption of SFAS 157 did not have a material impact on its financial statements.

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

Assets measured at fair value during the three months ended April 4, 2009 were as follows:

(in thousands)	Fair value as of measurement date		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Marketable securities		$3,501	$3,501		$-	$-
Investment in target funds		$21,957	$-		$21,957	$-
Derivative financial instrument	$	(3,124)	$-	$	(3,124)	$-

Assets measured at fair value for the year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Marketable securities		$3,696	$3,696		$-	$-
Investment in target funds		$25,047	$-		$25,047	$-
Derivative financial instrument	$	(3,106)	$-	$	(3,106)	$-

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $20.9 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation has contingent liabilities, which have arisen in the course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Note N.  New Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised), "Business Combinations" ("SFAS 141(R)"), replacing SFAS No. 141, "Business Combinations".  SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  The Corporation will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 3, 2009 and can only assess the impact of the standard once an acquisition is consummated.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Corporation adopted the provisions of SFAS 160 in the first quarter of 2009.  As a result of the adoption, the Corporation has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS 161 expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of an entity's derivative activity. The Corporation adopted SFAS 161 as of January 4, 2009 and has included related disclosures in Note K. Derivative Financial Instruments.

In April 2009, the FASB issued FASB Staff Position ("FSP") on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods.  The Corporation will adopt this new accounting standard effective April 5, 2009.  The Corporation does not expect the adoption of FSP 107-1 and APB 28-1 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-5 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The Corporation will adopt this new accounting standard effective April 5, 2009.  The Corporation does not expect the adoption of FSP FAS 157-4 will have a material impact on the financial statements.

Note O.  Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and  biomass burning fireplaces, inserts, stoves, facings and accessories, principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three month periods ended April 4, 2009, and March 29, 2008, is as follows:

	Three Months Ended
(In thousands)	Apr. 4, 2009	Mar. 29, 2008
Net Sales:
Office Furniture	$337,872	$466,025
Hearth Products	67,794	97,358
	$405,666	$563,383
Operating Profit (Loss):
Office furniture (1)
Operations before restructuring charges	$3,509	$19,550
Restructuring and impairment charges	(2,989)	(799)
Office furniture – net	520	18,751
Hearth products
Operations before restructuring charges	(9,351)	(2,847)
Restructuring and impairment charges	(2,096)	(19)
Hearth products – net	(11,447)	(2,866)
Total operating profit	(10,927)	15,885
Unallocated corporate expense	(8,770)	(8,778)
Income (loss) before income taxes	$(19,697)	$7,107

Depreciation & Amortization Expense:
Office furniture	$13,165	$12,076
Hearth products	5,014	3,846
General corporate	1,061	1,099
	$19,240	$17,021

Capital Expenditures:
Office furniture	$2,910	$13,912
Hearth products	1,469	2,844
General corporate	237	868
	$4,616	$17,624

	As of Apr. 4, 2009	As of Mar. 29, 2008
Identifiable Assets:
Office furniture	$659,776	$776,650
Hearth products	321,115	339,552
General corporate	97,043	117,022
	$1,077,934	$1,233,224
(1)  Includes noncontrolling interest.

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

Net sales for the first quarter of fiscal 2009 decreased 28.0 percent to $405.7 million.  The decrease was driven by large declines in both segments due to adverse market conditions.  Gross margins for the quarter decreased from prior year levels due primarily to decreased volume.  Selling and administrative expenses decreased due to cost control initiatives, lower volume related costs and incentive-based compensation offset partially by increased restructuring and transition costs.

Due to challenging market conditions and its ongoing business simplification and cost reduction strategies the Corporation is taking actions to reset its cost structure.  The Corporation recently announced the decision to shutdown an office furniture manufacturing facility and recorded $3.0 million of severance costs in connection with the shutdown in the first quarter.  In addition $2.1 million of charges related to the disposition and consolidation of several hearth retail and distribution locations were recorded during the first quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first three months of fiscal 2009, there were no material changes in the accounting policies and assumptions previously disclosed.  Given the continued challenging market condition and the operating loss for the current period, the Corporation evaluated paragraph 28 of FAS 142 to determine whether an interim triggering even existed.  Refer to Note G. Goodwill and Other Intangible Assets for further discussion.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to the first paragraph of Note L. Fair Value Measurements and the entirety of Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	Apr. 4, 2009	Mar. 29, 2008	Percent Change
Net sales	$405,666	$563,383	-28.0%
Cost of sales	280,931	379,345	-25.9
Gross profit	124,735	184,038	-32.2
Selling & administrative expenses	136,257	172,555	-21.0
Restructuring & impairment charges	5,085	818	521.6
Operating income (loss)	(16,607)	10,665	-255.7
Interest expense, net	3,063	3,414	-10.3
Earnings (loss) before income taxes	(19,670)	7,251	-371.3
Income taxes	(7,802)	3,180	-345.3
Less: Net income attributable to the noncontrolling interest	(18)	(94)	-80.9
Net income (loss) attributable to Parent Company	$(11,886)	$3,977	-398.9

Consolidated net sales for the first quarter decreased 28.0 percent or $157.7 million compared to the same quarter last year.  Acquisitions contributed $10.2 million or 1.8 percentage points of sales.  Organic sales growth was down due to challenging market conditions in both the office furniture and hearth products segments.

Gross margins for the first quarter decreased to 30.7 percent compared to 32.7 percent for the same quarter last year.  The reduction in gross margin was due to decreased volume and increased material costs offset partially by increased price realization.  First quarter 2008 included $4.3 million of accelerated depreciation and transition costs related to the shutdown and consolidation of an office furniture manufacturing facility.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture facility located in South Gate, California and consolidate production into its Cedartown, Georgia and Muscatine, Iowa facilities.  The Corporation's first quarter 2009 results include $3.0 million of severance costs in connection with the South Gate shutdown.  The Corporation anticipates additional restructuring charges of approximately $7.2 million related to this shutdown during the remainder of 2009.  The Corporation also recorded $2.1 million of restructuring costs due to the disposition and consolidation of five hearth retail and distribution locations during the first quarter of 2009.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 34.8 percent compared to 30.8 percent for the same quarter last year due to lower volume.  Actual selling and administrative expenses decreased $32.0 million as a result of cost control initiatives, lower volume related expenses and reduced incentive-based compensation expense.  First quarter 2008 included $0.8 million of restructuring charges and $3.4 million of other transition costs associated with a plant consolidation.

The Corporation experienced a net loss of ($11.9) million or ($0.27) per diluted share in the first quarter of 2009 compared to net income of $4.0 million or $0.09 per diluted share in first quarter

2008.  Net interest expense decreased $0.4 million during the quarter due to lower average interest rates and lower borrowing.

The provision for income taxes in the first quarter reflects an actual effective tax rate of 39.7 percent, compared to an estimated annual tax rate of 43.9 percent for the first quarter 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the first quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

Office Furniture

First quarter sales for the office furniture segment decreased 27.5 percent or $128.2 million to $337.9 million from $466.0 million for the same quarter last year driven by substantial weakness in all channels of the office furniture industry.  Acquisitions contributed $10.2 million or 2.2 percentage points of sales.  Operating profit prior to unallocated corporate expenses decreased $18.2 million to $0.5 million as a result of lower organic volume and higher material costs.  These were partially offset by price realization, contributions from acquisitions, cost control initiatives and lower variable compensation expense.

Hearth Products

First quarter net sales for the hearth products segment decreased 30.4 percent or $29.6 million to $67.8 million from $97.4 million for the same quarter last year driven by significant declines in both the new construction and remodel-retrofit channels.  Operating profit prior to unallocated corporate expenses decreased $8.6 million to a $11.4 million loss due to lower volume, higher material costs and restructuring expenses partially offset by price increases and cost reduction initiatives.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities in the first quarter 2009 totaled $5.6 million compared to $2.0 million generated in first quarter 2008.  Improved working capital performance resulted in a $6.1 million use of cash in the current fiscal year compared to $25.5 million use of cash in the prior year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first three months of fiscal 2009 were $4.6 million compared to $17.6 million in the same period of fiscal 2008 and were primarily for tooling and equipment for new products.  For the full year 2009, capital expenditures are expected to be approximately $30 million due to new product development and related tooling.

Cash Flow – Financing Activities
During the first three months of fiscal 2009, net borrowings under the Corporation's revolving credit facility increased $9.5 million primarily to pay off a short-term credit line associated with one of its foreign subsidiaries.  As of April 4, 2009, $117 million of the revolving credit facility was outstanding with $50 million classified as short-term as the Corporation expects to repay that portion of the borrowings within the next twelve months.

The credit agreements governing the Corporation's revolving credit facility and term loan contain a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

•
a consolidated interest coverage ratio of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA (as defined in the respective credit agreement) for the last four fiscal quarters to (b) the sum of consolidated interest charges; and

•
a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the respective credit agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

The note purchase agreement pertaining to its Senior Notes also contains a number of covenants, including a covenant requiring maintenance of consolidated debt to consolidated EBITDA (as defined in the note purchase agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the note purchase agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

The revolving credit facility, term loan and Senior Notes are the primary sources of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives such as repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility, term loan and Senior Notes and increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreements governing both the revolving credit facility and term loan.  Under both credit agreements, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 4, 2009, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.  If the Corporation's actual results over the next twelve months are lower than current projections, the margin by which the Corporation is below the consolidated leverage ratio will decrease.  However, even if a 10 percent decline in expected results over the next twelve months were to occur, the Corporation would remain in compliance with the covenant.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on February 11, 2009, to shareholders of record at the close of business on February 20, 2009.  It was paid on February 27, 2009.

The Corporation did not repurchase any shares of common stock during the first quarter of 2009.  For the three months ended March 29, 2008, the Corporation repurchased 704,700 shares of its common stock at a cost of approximately $22.1 million, or an average price of $31.33 per share.  As of April 4, 2009, approximately $163.6 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first three months of fiscal 2009 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management expects weak demand to continue across its businesses during the remainder of 2009.  The Corporation will continue to reset its cost structure to the current challenging market conditions while investing in new products, selling initiatives and operational improvements.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions, and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate and (f) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including the current credit crisis, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility, term loan credit agreement and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of April 4, 2009, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of April 4, 2009, and, based on this evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any of its shares during the first quarter ended April 4, 2009.  As of April 4, 2009, $163 million was authorized and available for the repurchase of shares by the Corporation.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Dated: May 6, 2009	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Form of HNI Corporation 2007 Stock-Based Compensation Plan*
(10.2)	Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement*
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract of compensatory plan.