Form 10-Q
period 2009-07-04
HNI CORP
filed 2009-08-11
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009.

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

YES       X                     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES                    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      X                Accelerated filer
Non-accelerated filer                  (Do not check if a smaller reporting company)
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 4, 2009 44,985,590

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets July 4, 2009, and January 3, 2009	3

Condensed Consolidated Statements of Income Three Months Ended July 4, 2009, and June 28, 2008	5

Condensed Consolidated Statements of Income Six Months Ended July 24, 2009, and June 28, 2008	6

Condensed Consolidated Statements of Cash Flows Six Months Ended July 4, 2009, and June 28, 2008	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4. Controls and Procedures.	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	26

Item 1A. Risk Factors.	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities – None.	-

Item 4. Submission of Matters to a Vote of Security Holders.	26

Item 5. Other Information – None.	-

Item 6. Exhibits.	27

SIGNATURES	28

EXHIBIT INDEX	29

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2009 (Unaudited)	Jan. 3, 2009
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$19,625	$39,538
Short-term investments	6,061	9,750
Receivables	173,503	238,327
Inventories (Note C)	75,075	84,290
Deferred income taxes	17,309	16,313
Prepaid expenses and other current assets	35,626	29,623
Total Current Assets	327,199	417,841

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,693	23,753
Buildings	280,501	277,898
Machinery and equipment	515,685	525,996
Construction in progress	6,784	21,738
	826,663	849,385
Less accumulated depreciation	541,954	533,779

Net Property, Plant, and Equipment	284,709	315,606

GOODWILL	268,265	268,392

OTHER ASSETS	138,923	163,790

Total Assets	$1,019,096	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2009 (Unaudited)	Jan. 3, 2009 (As Adjusted)
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,405	$313,431
Note payable and current maturities of long-term debt and capital lease obligations	40,137	54,494
Current maturities of other long-term obligations	390	5,700
Total Current Liabilities	298,932	373,625

LONG-TERM DEBT	213,800	267,300

CAPITAL LEASE OBLIGATIONS	2	43

OTHER LONG-TERM LIABILITIES	51,470	50,399

DEFERRED INCOME TAXES	27,999	25,271

EQUITY
Parent Company shareholders’ equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	44,986	44,324
July 4, 2009 – 44,985,590 shares;
January 3, 2009 – 44,324,409 shares

Additional paid-in capital	15,536	6,037
Retained earnings	367,793	400,379
Accumulated other comprehensive income	(1,614)	(1,907)
Total Parent Company shareholders' equity	426,701	448,833

Noncontrolling interest	192	158

Total Equity	426,893	448,991

Total Liabilities and Equity	$1,019,096	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	July 4, 2009	June 28, 2008 (As Adjusted)
	(In thousands, except share and per share data)

Net sales	$382,990	$613,114
Cost of sales	253,509	403,671
Gross profit	129,481	209,443
Selling and administrative expenses	124,766	182,673
Restructuring and impairment	3,878	2,029
Operating income (loss)	837	24,741
Interest income	125	175
Interest expense	3,049	4,359
Earnings (loss) before income taxes	(2,087)	20,557
Income taxes	(695)	7,095
Net income (loss)	(1,392)	13,462
Less: Net income (loss) attributable to the noncontrolling interest	5	(7)
Net income (loss) attributable to Parent Company	$(1,397)	$13,469

Net income (loss) attributable to Parent Company per common share – basic	$(0.03)	$0.30
Average number of common shares outstanding – basic	44,894,656	44,233,402
Net income (loss) attributable to Parent Company per common share – diluted	$(0.03)	$0.30
Average number of common shares outstanding – diluted	44,894,656	44,370,451
Cash dividends per common share	$0.215	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	July 4, 2009		June 28, 2008 (As Adjusted)
	(In thousands, except share and per share data)

Net sales		$788,656	$1,176,497
Cost of sales		534,440	783,016
Gross profit		254,216	393,481
Selling and administrative expenses		261,023	355,228
Restructuring and impairment		8,963	2,847
Operating income (loss)		(15,770)	35,406
Interest income		260	638
Interest expense		6,247	8,236
Earnings (loss) before income taxes		(21,757)	27,808
Income taxes		(8,497)	10,275
Net income (loss)		(13,260)	17,533
Less: Net income (loss) attributable to the noncontrolling interest		23	87
Net income (loss) attributable to Parent Company	$	(13,283)	$17,446

Net income (loss) attributable to Parent Company per common share – basic		$(0.30)	$0.39
Average number of common shares outstanding – basic		44,753,368	44,385,400
Net income (loss) attributable to Parent Company per common share – diluted		$(0.30)	$0.39
Average number of common shares outstanding – diluted		44,753,368	44,541,467
Cash dividends per common share		$0.43	$0.43
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	July 4, 2009		June 28, 2008
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$	(13,283)	$17,446
Noncash items included in net income:
Depreciation and amortization		37,782	34,566
Other postretirement and post employment benefits		924	754
Stock-based compensation		1,859	952
Excess tax benefits from stock compensation		-	(11)
Deferred income taxes		1,307	379
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles		118	2,131
Stock issued to retirement plan		6,565	6,592
Other – net		266	1,202
Net increase (decrease) in operating assets and liabilities		18,683	(953)
Increase (decrease) in other liabilities		(4,775)	(2,863)
Net cash flows from (to) operating activities		49,446	60,195

Net Cash Flows From (To) Investing Activities:
Capital expenditures		(6,958)	(35,939)
Proceeds from sale of property, plant and equipment		1,938	638
Acquisition spending, net of cash acquired		(500)	(75,330)
Capitalized software		(795)	-
Short-term investments – net		-	(250)
Purchase of long-term investments		(2,810)	(8,098)
Sales or maturities of long-term investments		26,601	10,608
Net cash flows from (to) investing activities		17,476	(108,371)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock		1,265	2,327
Purchase of HNI Corporation common stock		-	(28,553)
Excess tax benefits from stock compensation		-	11
Proceeds from long-term debt		77,000	214,000
Payments of note and long-term debt and other financing		(145,797)	(131,389)
Dividends paid		(19,303)	(19,073)
Net cash flows from (to) financing activities		(86,835)	37,323

Net increase (decrease) in cash and cash equivalents		(19,913)	(10,853)
Cash and cash equivalents at beginning of period		39,538	33,881
Cash and cash equivalents at end of period		$19,625	$23,028

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 4, 2009

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 3, 2009 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the year ended January 3, 2009.

Note B. Stock-Based Compensation

The Corporation accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  For the three and six months ended July 4, 2009, and June 28, 2008, the Corporation recognized $1.1 million and $1.9 million, and $0.7 million and $1.0 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At July 4, 2009, there was $8.1 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out ("LIFO") method.

(In thousands)	July 4, 2009 (Unaudited)	Jan. 3, 2009
Finished products	$58,789	$51,807
Materials and work in process	43,958	60,155
LIFO allowance	(27,672)	(27,672)
	$75,075	$84,290

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:
	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$(1,392)	$13,462	$(13,260)	$17,533
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	(10)	420	(101)	1,215
Change in unrealized gains (losses) on marketable securities	267	(50)	134	(203)
Change in pension and postretirement liability	79	79	158	158
Change in derivative financial instruments	113	(132)	102	(132)
Comprehensive income (loss)	(943)	13,779	(12,967)	18,571
Comprehensive income (loss) attributable to noncontrolling interest	5	(7)	23	87
Comprehensive income (loss) attributable to HNI Corporation	$(948)	$13,786	$(12,990)	$18,484

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable for the six months ended July 4, 2009:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 3, 2009	$3,620	$(134)	$(3,455)	$(1,938)	$(1,907)
Year-to date change	(101)	134	158	102	293
Balance at July 4, 2009	$3,519	-	$(3,297)	$(1,836)	$(1,614)

For the six months ended July 4, 2009, the Corporation did not repurchase any of its common stock.  As of July 4, 2009, $163.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income (loss)	$(1,397)	$13,469	$(13,283)	17,446
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,895	44,233	44,753	44,385
Potentially dilutive shares from stock-based compensation plans	-	137	-	156
Denominator for diluted EPS	44,895	44,370	44,753	44,541
Earnings per share – basic	$(0.03)	$0.30	$(0.30)	$0.39
Earnings per share – diluted	$(0.03)	$0.30	$(0.30)	$0.39

None of the outstanding stock options or restricted stock units was included in the three-month and six-month computation of diluted EPS at July 4, 2009, as all would be anti-dilutive due to the current period loss.  Certain exercisable and non-exercisable stock options totaling 1,186,428 and 1,166,602 were not included in the computation of diluted EPS at June 28, 2008 for the three-month and six-month periods, respectively, because their inclusion would have been anti-dilutive.

Note F.  Restructuring Reserve and Plant Shutdowns

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close office furniture manufacturing facilities located in South Gate, California and Louisburg, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the shutdown of the Louisburg facility, the Corporation recorded $0.8 million of severance costs for approximately 90 members during the quarter ended July 4, 2009.  In connection with the shutdown of the South Gate facility, the Corporation recorded $2.9 million of charges during the second quarter, which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.7 million of other costs, which were recorded as restructuring costs.  The Corporation had previously recorded $3.0 million of severance costs for approximately 250 members during the first quarter in connection with the shutdown of the South Gate facility.  The closure and consolidation of both facilities will be substantially complete by the end of 2009.

The Corporation's hearth product segment disposed and closed several locations during the quarter ended July 4, 2009.  The Corporation recorded $1.5 million of charges during the second quarter, which included $0.2 million of accelerated depreciation recorded in cost of sales and $1.3 million of other costs which were recorded as restructuring costs.

The following is a summary of changes in restructuring accruals during the six months ended July 4, 2009.  This summary does not include accelerated depreciation of $1.3 million recorded during the first quarter of 2009 as this item was not accounted for through the restructuring accrual on the Corporation's Condensed Consolidated Balance Sheets but is included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 3, 2009	$155	$224	$379
Restructuring charges	4,153	2,845	6,998
Cash payments	(1,809)	(1,767)	(3,576)
Balance as of July 4, 2009	$2,499	$1,302	$3,801

The Corporation entered into an agreement during the quarter ended July 4, 2009 to sell a hearth distribution location and recorded $0.6 million of goodwill impairment charges, included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income, to reduce the assets being held for sale to fair market value.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 4, 2009 and January 3, 2009, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	July 4, 2009	Jan. 3, 2009
Patents	$19,325	$19,325
Customer relationships and other	115,664	115,664
Less: accumulated amortization	60,996	56,098
	$73,993	$78,891

Aggregate amortization expense for the three and six months ended July 4, 2009 and June 28, 2008 was $2.6 million and $4.9 million, and $2.7 million and $4.9 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2009	2010	2011	2012	2013
Amortization Expense	$10.0	$8.6	$7.2	$6.2	$5.8

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $60.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.  The Corporation determines the fair value of indefinite lives trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation concluded that there was not a need for an interim assessment in accordance with criteria in paragraph 8 of FAS No. 144 as performance is in line with management’s expectations.

The changes in the carrying amount of goodwill since January 3, 2009, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2009	$101,339	$167,053	$268,392
Goodwill increase during period	-	500	500
Goodwill decrease during period	-	(627)	(627)
Balance as of July 4, 2009	$101,339	$166,926	$268,265

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.  The increase in the hearth segment goodwill is for contingent consideration payments related to a previous acquisition.

During the second quarter of fiscal 2009, the Corporation entered into an agreement to sell a hearth distribution location, included in the Hearth & Home Technologies reporting unit.   The Corporation determined the fair value of goodwill associated with this location and recorded an impairment charge of $0.6 million, included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income.

As a result, management reviewed the valuation of the remaining Hearth & Home Technologies reporting unit, excluding the cash flows associated with the location discussed above.  The Corporation's analysis of this reporting unit concluded the fair value exceeded the carrying value by approximately 15% and as such, no impairment charges during second quarter were necessary.  For all other reporting units which continue to perform in line with management’s expectations, the Corporation concluded there was not a need for an interim assessment in accordance with criteria in paragraph 28 of FAS No. 142.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the Corporation's operating results and overall market value, management will continue to monitor and evaluate the carrying value of goodwill and indefinite-lived trade names, particularly with respect to the Hearth & Home Technologies reporting unit.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008
Balance at beginning of period	$13,948	$12,123
Accrual assumed from acquisition	-	250
Accruals for warranties issued during period	7,093	9,757
Adjustments related to pre-existing warranties	13	927
Settlements made during the period	(7,790)	(9,981)
Balance at end of period	$13,264	$13,076

Note I.  Postretirement Health Care

In accordance with the interim disclosure requirements of revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008
Service cost	$195	$198
Interest cost	480	481
Expected return on plan assets	-	(179)
Amortization of transition obligation	254	254
Amortization of (gain)/loss	(5)	-
Net periodic benefit cost	$924	$754

Note J.  Income Taxes

The provision for income taxes in the second quarter of fiscal 2009 reflects an actual effective tax rate of 33.3 percent, compared to an estimated annual tax rate of 34.5 percent for the second quarter of fiscal 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the 2009 second quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

Note K.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.  In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and related amendments and interpretations, on the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting.  The Corporation recognizes all derivatives on its consolidated balance sheet at fair value.

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

The aggregate fair market value of the interest rate swap as of July 4, 2009 was a liability of $2.9 million, of which $1.7 million is included in current liabilities and $1.2 million is included in long-term liabilities in the Corporation's Condensed Consolidated Balance Sheet as of July 4, 2009.  For the six-month period ended July 4, 2009, the Corporation recorded a deferred net loss of $644,000 in other comprehensive income and reclassified $807,000 from other comprehensive income to current period earnings as interest expense in its Condensed Consolidated Statement of Income.  As of July 4, 2009, $1.1 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to this interest rate swap, are expected to be reclassified to current earnings (“Interest expense” in the Corporation's Condensed Consolidated Statement of Income) over the next twelve months.

Note L.  Fair Value Measurements

On December 30, 2007, the beginning of its 2008 fiscal year, the Corporation adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which provides enhanced guidance for using fair value to measure assets and liabilities for financial assets and liabilities.  The standard also expands the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation adopted the provisions of SFAS No. 157 with regard to its nonfinancial assets and liabilities on January 4, 2009 in accordance with Financial Accounting Standards Board Staff Position 157-2.  The adoption of SFAS No. 157 did not have a material impact on the Corporation's financial statements.

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, which are classified as available-for-sale, and its investment in target funds.  The marketable securities were comprised of investments in money market funds.  They are reported as noncurrent assets as they are not anticipated to be used for current operations.  The target funds are reported as both current and noncurrent assets based on the portion that is anticipated to be used for current operations.

Assets measured at fair value during the six months ended July 4, 2009 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,811	$-	$5,811	$-
Derivative financial instrument	$(2,943)	$-	$(2,943)	$-

Assets measured at fair value for the Corporation’s fiscal year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Marketable securities		$3,696	$3,696		$-	$-
Investment in target funds		$25,047	$-		$25,047	$-
Derivative financial instrument	$	(3,106)	$-	$	(3,106)	$-

The fair value of the Corporation's outstanding variable rate long-term debt obligations at July 4, 2009 and January 3, 2009, the end of the Corporation's fiscal year, approximates the carrying value.  The fair value of the Corporation's outstanding fixed rate long-term debt obligations is estimated to be $115 million at July 4, 2009 and $137 million at January 3, 2009, below the carrying value of $150 million.

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

Note N.  New Accounting Standards

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 (Revised), "Business Combinations" ("SFAS No. 141(R)"), replacing SFAS No. 141, "Business Combinations".  SFAS No. 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  The Corporation will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 3, 2009 and can only assess the impact of the standard once an acquisition is consummated.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS No. 160").  SFAS No. 160 requires a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Corporation adopted the provisions of SFAS No. 160 in the first quarter of 2009.  As a result of the adoption, the Corporation has reported noncontrolling interests as a component of equity in its Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in its Condensed Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity. The Corporation adopted SFAS No. 161 as of January 4, 2009 and has included related disclosures in Note K. Derivative Financial Instruments.

In April 2009, the FASB issued FASB Staff Position ("FSP") on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28

1").  This FSP requires the fair value disclosures required by SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods.  The Corporation adopted FSP FAS 107-1 and APB 28-1 effective April 5, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-5 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The Corporation adopted FSP FAS 157-4 effective April 5, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165").  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Corporation adopted SFAS No. 165 as of July 4, 2009.  The Corporation has performed an evaluation of subsequent events through August 11, 2009, which is the date the financial statements were issued.

Note O.  Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture, which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories, principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The decrease in unallocated corporate expenses compared to prior year is due primarily to decreased interest expense.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three- and six-months periods ended July 4, 2009, and June 28, 2008, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net Sales:
Office Furniture	$323,962	$514,521	$661,834	$980,546
Hearth Products	59,028	98,593	126,822	195,951
	$382,990	$613,114	$788,656	$1,176,497

Operating Profit (Loss):
Office furniture (1)
Operations before restructuring charges	$19,444	$32,194	$22,953	$51,744
Restructuring and impairment charges	(2,508)	(2,072)	(5,497)	(2,871)
Office furniture – net	16,936	30,122	17,456	48,873
Hearth products
Operations before restructuring charges	(7,685)	1,542	(17,036)	(1,305)
Restructuring and impairment charges	(1,370)	43	(3,466)	24
Hearth products – net	(9,055)	1,585	(20,502)	(1,281)
Total operating profit	7,881	31,707	(3,046)	47,592
Unallocated corporate expense	(9,975)	(11,140)	(18,745)	(19,918)
Income (loss) before income taxes	$(2,094)	$20,567	$(21,791)	$27,674

Depreciation & Amortization Expense:
Office furniture	$13,734	$12,571	$26,899	$24,647
Hearth products	3,866	3,848	8,880	7,694
General corporate	942	1,125	2,003	2,224
	$18,542	$17,544	$37,782	$34,565

Capital Expenditures:
Office furniture	$2,819	$15,936	$5,729	$29,848
Hearth products	231	2,343	1,700	5,187
General corporate	87	36	324	904
	$3,137	$18,315	$7,753	$35,939

			As of July 4, 2009	As of June 28, 2008
Identifiable Assets:
Office furniture			$633,693	$801,532
Hearth products			308,437	333,406
General corporate			76,966	108,905
			$1,019,096	$1,243,843
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

Net sales for the second quarter of fiscal 2009 decreased 37.5 percent to $383.0 million as compared to the second quarter of the prior year.  The decrease was driven by large declines in both segments due to adverse market conditions.  Gross margins for the quarter decreased from prior year levels due primarily to decreased volume.  Selling and administrative expenses decreased due to cost control initiatives, lower volume related costs and incentive-based compensation offset partially by increased restructuring and transition costs.

The Corporation continues to take actions to reset its cost structure due to challenging market conditions and pursuant to its ongoing business simplification and cost reduction strategies.  The Corporation announced the decision to shutdown an additional office furniture manufacturing facility and recorded $3.7 million of costs in the second quarter in connection with this shutdown as well as previously announced shutdowns.  In addition, $1.5 million of charges related to the restructuring of hearth operations was recorded during the second quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first six months of fiscal 2009, there were no material changes in the accounting policies and assumptions previously disclosed.  Given the continued challenging market condition and the operating loss for the current period, the Corporation evaluated paragraph 28 of SFAS No. 142 to determine whether an interim triggering event existed.  Refer to Note G. Goodwill and Other Intangible Assets for further discussion.

New Accounting Standards

For information pertaining to the Corporation’s adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to the first paragraph of Note L. Fair Value Measurements and the entirety of Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:
	Three Months Ended				Six Months Ended
(In thousands)	July 4, 2009		June 28, 2008	Percent Change	July 4, 2009		June 28, 2008	Percent Change
Net sales		$382,990	$613,114	-37.5		$788,656	$1,176,497	-33.0
Cost of sales		253,509	403,671	-37.2		534,440	783,016	-31.7
Gross profit		129,481	209,443	-38.2		254,216	393,481	-35.4
Selling & administrative expenses		124,766	182,673	-31.7		261,023	355,228	-26.5
Restructuring & impairment charges		3,878	2,029	91.1		8,963	2,847	214.8
Operating income (loss)		837	24,741	-96.6		(15,770)	35,406	-144.5
Interest expense, net		2,924	4,184	-30.1		5,987	7,598	-21.2
Earnings (loss) before income taxes		(2,087)	20,557	-110.2		(21,757)	27,808	-178.2
Income taxes		(695)	7,095	-109.8		(8,497)	10,275	-182.7
Less: Net income attributable to the noncontrolling interest		5	(7)	-171.4		23	87	-73.6
Net income (loss) attributable to Parent Company	$	(1,397)	$13,469	-110.4	$	(13,283)	$17,446	-176.1

Consolidated net sales for the second quarter of 2009 decreased 37.5 percent or $230.1 million compared to the same quarter last year due to challenging market conditions in both the office furniture and hearth products segments.

Gross margins for the second quarter of 2009 decreased to 33.8 percent compared to 34.2 percent for the same quarter last year.  The reduction in gross margin was due to decreased volume offset partially by increased price realization and cost reduction initiatives.  Second quarter 2009 included $1.4 million of accelerated depreciation related to the shutdown and consolidation of an office furniture manufacturing facility and hearth restructuring compared to $1.5 million of accelerated depreciation and transition costs in the same quarter last year.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an additional office furniture manufacturing facility located in Louisburg, North Carolina and consolidate production into other locations.  In connection with the shutdown of the Louisburg facility, the Corporation recorded $0.8 million of severance costs for approximately 90 members during the quarter ended July 4, 2009.  In connection with the shutdown of the South Gate office furniture manufacturing facility announced earlier this year, the Corporation recorded $2.9 million of current period charges, which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.7 million of other costs, which were recorded as restructuring costs during the quarter.  The Corporation had previously recorded $3.0 million of severance costs for approximately 250 members during the first quarter in connection with the shutdown of the South Gate facility.  The closure and consolidation of both facilities will be substantially complete by the end of 2009.  The Corporation's hearth product segment disposed and closed several locations during the quarter ended July 4, 2009.  The Corporation recorded $1.5 million of charges, which included $0.2 million of accelerated depreciation recorded in cost of sales and $1.3 million of other costs which were recorded as restructuring costs during the quarter. The Corporation anticipates additional restructuring charges of approximately $4.6 million related to the various shutdowns during the remainder of 2009.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 33.6 percent compared to 30.1 percent for the same quarter last year due to lower volume.  Actual selling and administrative expenses decreased $56.1 million as a result of cost control initiatives, lower volume related expenses, reduced incentive-based compensation expense and a gain of $1.3 million on the sale of the corporate aircraft.  Second quarter 2009 included $3.9 million of restructuring charges compared to $2.0 million in 2008.

The Corporation experienced a net loss of $1.4 million or ($0.03) per diluted share in the second quarter of 2009 compared to net income of $13.5 million or $0.30 per diluted share in second quarter 2008.  Net interest expense decreased $1.3 million during the quarter due to lower average interest rates and reduced borrowing.

The provision for income taxes in the second quarter of fiscal 2009 reflects an actual effective tax rate of 33.3 percent, compared to an estimated annual tax rate of 34.5 percent for the second quarter of fiscal 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the second quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

For the first six months of 2009, consolidated net sales decreased $0.4 billion, or 33.0 percent, to $0.8 billion compared to $1.2 billion in 2008.  Acquisitions added $10.2 million or 0.9 percentage points of sales.  Gross margins decreased to 32.2 percent compared to 33.4 percent for the same period last year.  The operating loss was $15.8 million for the first six months of 2009 compared to income of $35.4 million for the first six months of 2008.  Earnings per share decreased to ($0.30) per diluted share compared to $0.39 per diluted share for the same period last year.

Office Furniture

Second quarter sales for the office furniture segment decreased 37.0 percent or $190.6 million to $324.0 million from $514.5 million for the same quarter last year driven by substantial weakness in both the supplies-driven and contract channels of the office furniture industry.  Operating profit prior to unallocated corporate expenses decreased $13.2 million to $16.9 million as a result of lower volume partially offset by price realization, cost control initiatives and lower variable compensation expense.  Second quarter 2009 included $3.7 million of restructuring costs including accelerated depreciation compared to $3.6 million of restructuring and transition costs in second quarter 2008.

Net sales for the first six months of 2009 decreased 32.5 percent or $318.7 million to $661.8 million compared to $980.5 million for the same period in 2008.  Acquisitions added $10.2 million or 1.0 percentage points of sales.  Operating profit decreased 64.3 percent or $31.4 million to $17.5 million.

Hearth Products

Second quarter net sales for the hearth products segment decreased 40.1 percent or $39.6 million to $59.0 million from $98.6 million for the same quarter last year driven by significant declines in both the new construction and remodel-retrofit channels.  Operating profit prior to unallocated corporate expenses decreased $10.6 million to a $9.1 million loss due to lower volume and higher restructuring expenses partially offset by cost reduction initiatives and lower incentive based compensation costs.

Net sales for the first six months of 2009 decreased 35.5 percent or $69.1 million to $126.8 million compared to $196.0 million for the same period in 2008.  Operating profit decreased $19.2 million to a $20.5 million loss.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities for the first six months of 2009 totaled $49.4 million compared to $60.2 million generated in the first six months of 2008.  Improved working capital performance resulted in a $18.7 million source of cash in the current fiscal year compared to $1.0 million use of cash in the prior year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first six months of fiscal 2009 were $7.8 million compared to $35.9 million in the same period of fiscal 2008 and were primarily for tooling and equipment for new products.  For the full year 2009, capital expenditures are expected to be approximately $25 million primarily for new product development and related tooling.  The Corporation sold $21 million of long-term investments during the quarter and used the proceeds to repay debt.

Cash Flow – Financing Activities
During the first six months of fiscal 2009, net borrowings under the Corporation's revolving credit facility decreased $51 million.  As of July 4, 2009, $56.5 million of the revolving credit facility was outstanding with $6.5 million classified as short-term.  Also included in current liabilities is $33.5 million of the $45.0 million outstanding on the Corporation's term loan as of July 4, 2009.  The Corporation expects to repay that portion of the borrowings within the next twelve months.

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

The note purchase agreement pertaining to the Corporation's Senior Notes also contains a number of covenants, including a covenant requiring maintenance of consolidated debt to consolidated EBITDA (as defined in the note purchase agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the note purchase agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreements governing both the revolving credit facility and term loan.  Under both credit agreements, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At July 4, 2009, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.  If the Corporation’s actual results over the next twelve months are lower than current projections, the margin by which the Corporation is below the consolidated leverage ratio will decrease.  However, even if a 20 percent decline in expected results over the next twelve months were to occur, the Corporation would remain in compliance with the covenant.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on May 23, 2009, to shareholders of record at the close of business on May 22, 2009.  It was paid on June 1, 2009.

The Corporation did not repurchase any shares of common stock during the second quarter of 2009.  For the six months ended June 28, 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42 per share.  As of July 4, 2009, approximately $163.6 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first six months of fiscal 2009, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Although management sees signs of stabilization in many of the Corporation's markets, management expects weak demand to continue across its businesses during the remainder of 2009.  The Corporation will continue to reset its cost structure to the current challenging market conditions while investing in new products, selling initiatives and operational improvements.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate and (f) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including the current credit crisis, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability ofdistributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility, term loan credit agreement and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 4, 2009, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of July 4, 2009, and, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Directors and members (i.e., employees) of the Corporation receive common stock equivalents pursuant to the HNI Corporation Executive Deferred Compensation Plan and the HNI Corporation Directors Deferred Compensation Plan, respectively (collectively, the "Deferred Plans").  Common stock equivalents are hypothetical shares of common stock having a value on any given date equal to the value of a share of common stock.  Common stock equivalents earn dividend equivalents that are converted into additional common stock equivalents but carry no voting rights or other rights afforded to a holder of common stock.  The common stock equivalents credited to members and directors under the Deferred Plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to directors and members of the Corporation in accordance with the provisions of the Deferred Plans.

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the second quarter of 2009, the directors and members, as a group, were credited with 21,921 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $15.80 to $18.22.

The Corporation did not repurchase any of its shares during the second quarter ended July 4, 2009.  As of July 4, 2009, $164 million was authorized and available for the repurchase of shares by the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HNI Corporation was held on May 12, 2009, to elect four Directors to the Board, approve an amendment to the HNI Corporation 2002 Members' Stock Purchase Plan and ratify the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended January 2, 2010.  As of March 13, 2009, the record date for the meeting, there were 44,880,734 shares of the Corporation's common stock issued and outstanding and entitled to vote at the meeting.

The first proposal voted upon was the election of four Directors for a term of three years or until their successors are elected and qualify.  The four persons nominated by the Board received the following votes and were elected.

Name	For	Against
Stan A. Askren	37,018,597	2,013,562
Gary M. Christensen	37,478,765	1,553,394
Joseph E. Scalzo	37,318,744	1,713,415
Ronald V. Waters, III	37,018,100	2,014,059

Other Directors whose term of office as a Director continued after the meeting are:  Mary H. Bell, Miguel M. Calado, Cheryl A. Francis, John A. Halbrook, James R. Jenkins, Dennis J. Martin, Larry B. Porcellato, Abbie J. Smith, and Brian E. Stern.

The second proposal voted upon was the approval of an amendment to the HNI Corporation 2002 Members' Stock Purchase Plan to increase the number of authorized shares available for issuance under the plan.  The proposal was adopted with the following votes.

For	32,397,472
Against	2,325,269
Abstain	301,601
Broker Non-Votes	4,007,817

The third proposal voted upon was the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountant for the fiscal year ended January 2, 2010.  The proposal was ratified with the following votes.

For	38,673,205
Against	136,822
Abstain	222,132

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HNI Corporation

Dated: August 11, 2009	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement*
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract or compensatory plan.