Form 10-Q
period 2009-10-03
HNI CORP
filed 2009-11-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009.

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
YES       X                     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES                    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      X                Accelerated filer
Non-accelerated filer                  (Do not check if a smaller reporting company)
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 3, 2009 45,037,287

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets October 3, 2009, and January 3, 2009	3

Condensed Consolidated Statements of Income Three Months Ended October 3, 2009, and September 27, 2008	5

Condensed Consolidated Statements of Income Nine Months Ended October 3, 2009, and September 27, 2008	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended October 3, 2009, and September 27, 2008	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4. Controls and Procedures.	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	26

Item 1A. Risk Factors.	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities – None.	-

Item 4. Submission of Matters to a Vote of Security Holders – None.	-

Item 5. Other Information – None.	-

Item 6. Exhibits.	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 3, 2009 (Unaudited)	Jan. 3, 2009
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$45,968	$39,538
Short-term investments	8,151	9,750
Receivables	187,916	238,327
Inventories (Note C)	67,011	84,290
Deferred income taxes	20,022	16,313
Prepaid expenses and other current assets	19,128	29,623
Total Current Assets	348,196	417,841

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,757	23,753
Buildings	279,020	277,898
Machinery and equipment	499,608	525,996
Construction in progress	5,804	21,738
	808,189	849,385
Less accumulated depreciation	535,999	533,779

Net Property, Plant, and Equipment	272,190	315,606

GOODWILL	267,865	268,392

OTHER ASSETS	136,133	163,790

Total Assets	$1,024,384	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 3, 2009 (Unaudited)	Jan. 3, 2009 (As Adjusted)
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,301	$313,431
Note payable and current maturities of long-term debt and capital lease obligations	2,374	54,494
Current maturities of other long-term obligations	478	5,700
Total Current Liabilities	303,153	373,625

LONG-TERM DEBT	200,000	267,300

CAPITAL LEASE OBLIGATIONS	1	43

OTHER LONG-TERM LIABILITIES	50,557	50,399

DEFERRED INCOME TAXES	33,565	25,271

EQUITY
Parent Company shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -	45,037	44,324
October 3, 2009 – 45,037,287 shares;
January 3, 2009 – 44,324,409 shares

Additional paid-in capital	17,471	6,037
Retained earnings	375,733	400,379
Accumulated other comprehensive income	(1,471)	(1,907)
Total Parent Company shareholders' equity	436,770	448,833

Noncontrolling interest	338	158

Total Equity	437,108	448,991

Total Liabilities and Equity	$1,024,384	$1,165,629

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Oct. 3, 2009	Sep. 27, 2008 (As Adjusted)
	(In thousands, except share and per share data)

Net sales	$453,956	$663,141
Cost of sales	287,352	438,423
Gross profit	166,604	224,718
Selling and administrative expenses	129,897	189,577
Restructuring and impairment	4,440	1,497
Operating income	32,267	33,644
Interest income	51	208
Interest expense	3,167	4,245
Earnings before income taxes	29,151	29,607
Income taxes	11,441	10,107
Net income	17,710	19,500
Less: Net income attributable to the noncontrolling interest	96	11
Net income attributable to Parent Company	$17,614	$19,489

Net income attributable to Parent Company per common share – basic	$0.39	$0.44
Average number of common shares outstanding – basic	44,994,399	44,213,017
Net income attributable to Parent Company per common share – diluted	$0.39	$0.44
Average number of common shares outstanding – diluted	45,598,155	44,340,220
Cash dividends per common share	$0.215	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Nine Months Ended
	Oct. 3, 2009	Sep. 27, 2008 (As Adjusted)
	(In thousands, except share and per share data)

Net sales	$1,242,612	$1,839,638
Cost of sales	821,792	1,221,439
Gross profit	420,820	618,199
Selling and administrative expenses	390,920	544,805
Restructuring and impairment	13,403	4,344
Operating income	16,497	69,050
Interest income	311	846
Interest expense	9,414	12,481
Earnings before income taxes	7,394	57,415
Income taxes	2,944	20,382
Net income	4,450	37,033
Less: Net income attributable to the noncontrolling interest	119	98
Net income attributable to Parent Company	$4,331	$36,935

Net income attributable to Parent Company per common share – basic	$0.10	$0.83
Average number of common shares outstanding – basic	44,833,711	44,327,939
Net income attributable to Parent Company per common share – diluted	$0.10	$0.83
Average number of common shares outstanding – diluted	45,272,912	44,453,445
Cash dividends per common share	$0.645	$0.645
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	Oct. 3, 2009	Sep. 27, 2008
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$4,450	$37,033
Noncash items included in net income:
Depreciation and amortization	55,715	52,407
Other postretirement and post employment benefits	1,386	1,132
Stock-based compensation	2,869	1,373
Excess tax benefits from stock compensation	-	(11)
Deferred income taxes	4,197	1,196
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	81	1,346
Stock issued to retirement plan	6,565	6,592
Other – net	891	1,801
Net increase (decrease) in operating assets and liabilities	66,615	4,266
Increase (decrease) in other liabilities	(6,848)	(2,537)
Net cash flows from (to) operating activities	135,921	104,598

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(9,715)	(53,664)
Proceeds from sale of property, plant and equipment	6,569	1,009
Acquisition spending, net of cash acquired	(500)	(75,479)
Capitalized software	(1,159)	(926)
Short-term investments – net	-	(250)
Purchase of long-term investments	(9,710)	(10,531)
Sales or maturities of long-term investments	31,672	12,758
Other – net	400	-
Net cash flows from (to) investing activities	17,557	(127,083)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,191	3,251
Purchase of HNI Corporation common stock	-	(28,553)
Excess tax benefits from stock compensation	-	11
Proceeds from long-term debt	97,000	306,000
Payments of note and long-term debt and other financing	(217,261)	(236,298)
Dividends paid	(28,978)	(28,579)
Net cash flows from (to) financing activities	(147,048)	15,832

Net increase (decrease) in cash and cash equivalents	6,430	(6,653)
Cash and cash equivalents at beginning of period	39,538	33,881
Cash and cash equivalents at end of period	$45,968	$27,228

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 3, 2009

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 3, 2009 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010.  For further information, refer to the consolidated financial statements and footnotes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the year ended January 3, 2009.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and nine months ended October 3, 2009, and September 27, 2008, the Corporation recognized $1.0 million and $2.9 million, and $0.4 million and $1.4 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At October 3, 2009, there was $7.2 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 85% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Oct. 3, 2009 (Unaudited)	Jan. 3, 2009
Finished products	$54,717	$51,807
Materials and work in process	39,966	60,155
LIFO allowance	(27,672)	(27,672)
	$67,011	$84,290

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:
	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 3, 2009	Sep. 27, 2008	Oct. 3, 2009	Sep. 27, 2008
Net income	$17,710	$19,500	$4,450	$37,033
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	15	72	(86)	1,287
Change in unrealized gains (losses) on marketable securities	-	107	134	(96)
Change in pension and postretirement liability	79	79	237	237
Change in derivative financial instruments	49	(224)	151	(356)
Comprehensive income	17,853	19,534	4,886	38,105
Comprehensive income attributable to noncontrolling interest	96	11	119	98
Comprehensive income attributable to HNI Corporation	$17,757	$19,523	$4,767	$38,007

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable for the nine months ended October 3, 2009:
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 3, 2009	$3,620	$(134)	$(3,455)	$(1,938)	$(1,907)
Year-to date change	(86)	134	237	151	436
Balance at October 3, 2009	$3,534	$-	$(3,218)	$(1,787)	$(1,471)

For the nine months ended October 3, 2009, the Corporation did not repurchase any of its common stock.  As of October 3, 2009, $163.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Oct. 3, 2009	Sep. 27, 2008	Oct. 3, 2009	Sep.27, 2008
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income (loss)	$17,614	$19,489	$4,331	$36,935
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,994	44,213	44,834	44,328
Potentially dilutive shares from stock-based compensation plans	604	127	439	125
Denominator for diluted EPS	45,598	44,340	45,273	44,453
Earnings per share – basic	$0.39	$0.44	$0.10	$0.83
Earnings per share – diluted	$0.39	$0.44	$0.10	$0.83

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 3, 2009 and September 27, 2008, because their inclusion would have been anti-dilutive.  The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended October 3, 2009 was 1,325,023 and 1,394,946, respectively.  The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended September 27, 2008 was 1,403,584 and 1,352,258, respectively.

Note F.  Restructuring Reserve and Plant Closures

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an additional office furniture manufacturing facility located in Owensboro, Kentucky and consolidate production into existing office furniture manufacturing facilities.  During the quarter ended October 3, 2009, in connection with the closure of the Owensboro facility the Corporation recorded $0.5 million of severance costs for approximately 28 non-bargaining unit members and $1.7 million of costs to withdraw from the multi-employer pension plan.  The Corporation anticipates the closure and consolidation of this facility will be substantially complete by the end of the second quarter of 2010.  In connection with the closure of the South Gate, California and Louisburg, North Carolina office furniture manufacturing facilities announced earlier this year, the Corporation recorded $1.6 million of charges during the third quarter which included $0.8 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $0.8 million of other costs which were recorded as restructuring costs.  The Corporation had previously recorded $3.8 million of severance costs for approximately 340 members during the first half of the year in connection with the closure of the South Gate and Louisburg facilities.  The Corporation anticipates the closure and consolidation of these two facilities will be substantially complete by the end of 2009.

The Corporation made the decision to consolidate significant production from its hearth product Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally, the Corporation will close hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfer operations to its Mount Pleasant facility.  The Corporation recorded $2.1 million of charges during the third quarter which included $0.6 million of accelerated depreciation recorded in cost of sales and $1.3 million of severance costs for approximately 160 members and $0.2 million of other costs which were recorded as restructuring costs.  The Corporation anticipates these structural changes will be substantially complete during the first quarter of 2010.

Following is a summary of changes in restructuring accruals during the nine months ended October 3, 2009.  This summary does not include accelerated depreciation of $1.4 million as this item was not accounted for through the restructuring accrual on the Corporation's Condensed Consolidated Balance Sheets but is included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income.

(In thousands)	Severance and Member Related Costs	Facility Exit Costs & Other	Total
Balance as of January 3, 2009	$155	$224	$379
Restructuring charges	7,731	3,707	11,438
Cash payments	(2,724)	(3,057)	(5,781)
Balance as of October 3, 2009	$5,162	$874	$6,036

The Corporation completed the sale of a hearth distribution location and recorded $0.6 million of goodwill impairment charges, included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income, to reduce the assets being held for sale to fair market value.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 3, 2009 and January 3, 2009, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	Oct. 3, 2009	Jan. 3, 2009
Patents	$19,325	$19,325
Customer relationships and other	115,664	115,664
Less: accumulated amortization	63,615	56,098
	$71,374	$78,891

Aggregate amortization expense for the three and nine months ended October 3, 2009 and September 27, 2008 was $2.6 million and $7.5 million, and $3.1 million and $8.0 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2009	2010	2011	2012	2013
Amortization Expense	$10.0	$8.6	$7.2	$6.2	$5.8

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation owns trademarks and trade names with a net carrying amount of $60.6 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.  The Corporation determines the fair value of indefinite lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation concluded that there was not a need for an interim assessment as performance is in line with management’s expectations.

The changes in the carrying amount of goodwill since January 3, 2009, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2009	$101,339	$167,053	$268,392
Goodwill increase during period	-	500	500
Goodwill decrease during period	-	(1,027)	(1,027)
Balance as of October 3, 2009	$101,339	$166,526	$267,865

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

The Corporation completed the sale of a hearth distribution location, included in the Hearth & Home Technologies reporting unit during the third quarter.  The Corporation determined the fair value of goodwill associated with this location to be $1.0 million during the second quarter and recorded an impairment charge of $0.6 million, included in the "Restructuring and impairment" line item in the Corporation's Condensed Consolidated Statements of Income during the second quarter.

As a result, management reviewed the valuation of the remaining Hearth & Home Technologies reporting unit during the second quarter, excluding the cash flows association with the location discussed above.  The Corporation's analysis of this reporting unit concluded the fair value exceeded the carrying value by approximately 15% and as such, no impairment charges during second quarter were necessary.  For the quarter ended October 3, 2009, all reporting units continue to perform in line with management’s expectations since the last assessment therefore the Corporation concluded there was not a need for an interim assessment.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the period:

	Nine Months Ended
(In thousands)	Oct. 3, 2009	Sep. 27, 2008
Balance at beginning of period	$13,948	$12,123
Accrual assumed from acquisition	-	250
Accruals for warranties issued during period	9,715	14,449
Adjustments related to pre-existing warranties	(78)	1,190
Settlements made during the period	(10,772)	(14,690)
Balance at end of period	$12,813	$13,322

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Nine Months Ended
(In thousands)	Oct. 3, 2009	Sep. 27, 2008
Service cost	$293	$297
Interest cost	719	722
Expected return on plan assets	-	(268)
Amortization of transition obligation	381	381
Amortization of (gain)/loss	(7)	-
Net periodic benefit cost	$1,386	$1,132

Note J.  Income Taxes

The provision for income taxes in the third quarter of fiscal 2009 reflects an actual effective tax rate of 39.2 percent, compared to an estimated annual tax rate of 34.1 percent for the third quarter of fiscal 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the 2009 third quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

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

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  The interest rate swap agreement matures on May 27, 2011.

The aggregate fair market value of the interest rate swap as of October 3, 2009 was a liability of $2.9 million, of which $1.9 million is included in current liabilities and $1.0 million is included in long-term liabilities in the Corporation's Condensed Consolidated Balance Sheet as of October 3, 2009.  For the nine-month period ended October 3, 2009, the Corporation recorded a deferred net loss of $987,000 in other comprehensive income and reclassified $1,228,000 from other comprehensive income to current period earnings as interest expense in its Condensed Consolidated Statements of Income.  As of October 3, 2009, $1.2 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Corporation's Condensed Consolidated Statement of Income) over the next twelve months.

Note L.  Fair Value Measurements

The Financial Accounting Standards Board ("FASB") provided enhanced guidance for using fair value to measure assets and liabilities for financial assets and liabilities.  The guidance also expanded the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The guidance applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation adopted the guidance with regard to its financial assets and liabilities on December 30, 2008 and with regard to its nonfinancial assets and liabilities on January 4, 2009.  The adoption did not have a material impact on the Corporation’s financial statements.

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

Assets measured at fair value during the nine months ended October 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$7,901	$-	$7,901	$-
Derivative financial instrument	$(2,864)	$-	$(2,864)	$-

Assets measured at fair value for the Corporation's fiscal year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Marketable securities		$3,696	$3,696		$-	$-
Investment in target funds		$25,047	$-		$25,047	$-
Derivative financial instrument	$	(3,106)	$-	$	(3,106)	$-

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.  Effective April 5, 2009, the Corporation adopted the guidance on interim disclosures about fair value of financial instruments.  See Note N. New Accounting Standards for additional information.

Cash and cash equivalents
Carrying amount approximated fair value.

Available-for-sale securities
Fair value for available-for-sale securities was estimated based on quoted market prices.

Long-term debt
The fair value of the Corporation’s outstanding variable rate long-term debt obligations at October 3, 2009 and January 3, 2009, the end of the Corporation's fiscal year, approximates the carrying value.  The fair value of the Corporation's outstanding fixed rate long-term debt obligations is estimated to be $137 million at October 3, 2009 and January 3, 2009, below the carrying value of $150 million.

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

Note N.  New Accounting Standards

In December 2007, the FASB issued amended guidance regarding accounting for business combinations.  The amended guidance applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  The Corporation will apply the guidance as amended prospectively to business combinations for which the acquisition date is on or after January 3, 2009 and can only assess the impact of the amended guidance once an acquisition is consummated.

In December 2007, the FASB issued new guidance which requires a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Corporation adopted the guidance in the first quarter of 2009.  As a result of the adoption, the Corporation has reported noncontrolling interests as a component of equity in its Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in its Condensed Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification requirements.

In March 2008, the FASB expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity. The Corporation adopted the new guidance as of January 4, 2009 and has included related disclosures in Note K. Derivative Financial Instruments.

In April 2009, the FASB issued guidance requiring the disclosures about fair value of financial instruments to be included for interim reporting periods.  The Corporation adopted the new guidance effective April 5, 2009 and has included related disclosures in Note L. Fair Value Measurements.

In April 2009, the FASB issued guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The Corporation adopted the guidance effective April 5, 2009.  The adoption did not have a material impact on the financial statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Corporation adopted the guidelines as of July 4, 2009.  The Corporation has performed an evaluation of subsequent events through November 5, 2009, the date the financial statements were issued.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income, and interest expense.  The decrease in unallocated corporate expenses compared to prior year is due primarily to decreased interest expense and cost control initiatives.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three- and nine-months periods ended October 3, 2009, and September 27, 2008, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Oct. 3, 2009	Sep. 27, 2008	Oct. 3, 2009	Sep. 27, 2008
Net Sales:
Office Furniture	$379,913	$560,661	$1,041,747	$1,541,207
Hearth Products	74,043	102,480	200,865	298,431
	$453,956	$663,141	$1,242,612	$1,839,638

Operating Profit (Loss):
Office furniture (1)
Operations before restructuring charges	$41,048	$40,583	$64,001	$92,327
Restructuring and impairment charges	(2,954)	(1,072)	(8,451)	(3,943)
Office furniture – net	38,094	39,511	55,550	88,384
Hearth products
Operations before restructuring charges	3,305	4,148	(13,731)	2,843
Restructuring and impairment charges	(1,486)	(425)	(4,952)	(401)
Hearth products – net	1,819	3,723	(18,683)	2,442
Total operating profit	39,913	43,234	36,867	90,826
Unallocated corporate expense	(10,908)	(13,644)	(29,653)	(33,562)
Income (loss) before income taxes	$29,005	$29,590	$7,214	$57,264

Depreciation & Amortization Expense:
Office furniture	$12,958	$12,936	$39,857	$37,583
Hearth products	4,237	3,785	13,117	11,479
General corporate	738	1,121	2,741	3,345
	$17,933	$17,842	$55,715	$52,407

Capital Expenditures:
Office furniture	$2,498	$15,125	$8,227	$44,973
Hearth products	537	3,163	2,237	8,350
General corporate	86	363	410	1,267
	$3,121	$18,651	$10,874	$54,590

			As of Oct. 3, 2009	As of Sep. 27, 2008
Identifiable Assets:
Office furniture			$631,369	$828,095
Hearth products			309,219	340,467
General corporate			83,796	107,638
			$1,024,384	$1,276,200
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

Net sales for the third quarter of fiscal 2009 decreased 31.5 percent to $454.0 million as compared to the third quarter of the prior year.  The decrease was driven by large declines in both segments due to adverse market conditions.  Gross margins for the quarter increased from prior year levels due primarily to increased price realization, lower material costs and cost reduction initiatives offset partially by decreased volume.  Selling and administrative expenses decreased due to cost control initiatives, lower volume related costs and improved distribution efficiencies offset partially by increased restructuring and transition costs.

The Corporation continues to take actions to reset its cost structure due to challenging market conditions and pursuant to its ongoing business simplification and cost reduction strategies.  The Corporation announced the decision to shutdown an office furniture manufacturing facility and recorded $4.1 million of restructuring and transition costs in the third quarter in connection with this shutdown as well as previously announced shutdowns.  In addition, $1.8 million of charges related to the restructuring of hearth operations were recorded during the third quarter.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first nine months of fiscal 2009, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to the first paragraph of Note L. Fair Value Measurements and the entirety of Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:
	Three Months Ended			Nine Months Ended
(In thousands)	Oct. 3, 2009	Sep. 27, 2008	Percent Change	Oct. 3, 2009	Sep. 27, 2008	Percent Change
Net sales	$453,956	$663,141	-31.5	$1,242,612	$1,839,638	-32.5
Cost of sales	287,352	438,423	-34.5	821,792	1,221,439	-32.7
Gross profit	166,604	224,718	-25.9	420,820	618,199	-31.9
Selling & administrative expenses	129,897	189,577	-31.5	390,920	544,805	-28.2
Restructuring & impairment charges	4,440	1,497	196.6	13,403	4,344	208.5
Operating income (loss)	32,267	33,644	-4.1	16,497	69,050	-76.1
Interest expense, net	3,116	4,037	-22.8	9,103	11,635	-21.8
Earnings (loss) before income taxes	29,151	29,607	-1.5	7,394	57,415	-87.1
Income taxes	11,441	10,107	13.2	2,944	20,382	-85.6
Less: Net income attributable to the noncontrolling interest	96	11	772.7	119	98	21.4
Net income (loss) attributable to Parent Company	$17,614	$19,489	-9.6	$4,331	$36,935	-88.3

Consolidated net sales for the third quarter of 2009 decreased 31.5 percent or $209.2 million compared to the same quarter last year due to challenging market conditions in both the office furniture and hearth products segments.

Gross margins for the third quarter of 2009 increased to 36.7 percent compared to 33.9 percent for the same quarter last year.  The improvement in gross margin was due to increased price realization, lower material costs and cost reduction initiatives offset partially by decreased volume.  Third quarter 2009 included $1.6 million of accelerated depreciation and transition costs related to the shutdown and consolidation of office furniture manufacturing facilities and hearth restructuring.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture manufacturing facility located in Owensboro, Kentucky and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Owensboro facility the Corporation recorded $0.5 million of severance costs for approximately 30 non-bargaining unit members and $1.7 million of costs to withdraw from the multi-employer pension plan during the quarter ended October 3, 2009.  The Corporation anticipates the closure and consolidation of this facility will be substantially complete by the end of the second quarter of 2010.  In connection with the closure of two office furniture facilities announced earlier this year, the Corporation recorded $2.0 million of charges during the third quarter which included $0.8 million of accelerated depreciation and $0.2 million of other transition costs recorded in cost of sales, $0.8 million of costs recorded as restructuring costs and $0.2 million of other transition costs recorded in selling and administrative expense.  The Corporation anticipates the closure and consolidation of these two facilities will be substantially complete by the end of 2009.  The Corporation made the decision to consolidate significant production from its hearth product Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally, the Corporation will close hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfer operations to its Mount Pleasant facility.  In connection with the hearth restructuring the Corporation recorded $2.1 million of charges during the third quarter which included $0.6 million of accelerated depreciation recorded in cost of sales and $1.3 million of severance costs for approximately 160 members and $0.2 million of other costs which were recorded as restructuring costs.  The Corporation expects these changes will be substantially complete during the first quarter of 2010. The Corporation anticipates additional restructuring and transition charges of approximately $9.2 million related to the various closures of which $4.2 million will impact the remainder of 2009 and $5.0 million will impact the first two quarters of 2010.  The Corporation is currently in negotiations with the union representing the bargaining unit at the Owensboro facility and therefore is not able to estimate all of the charges associated with that closure until the negotiations conclude.

Total selling and administrative expenses, including restructuring charges, as a percent of sales increased to 29.6 percent compared to 28.8 percent for the same quarter last year due to lower volume.  Actual selling and administrative expenses decreased $56.7 million as a result of cost control initiatives, lower volume related expenses, improved distribution efficiencies and a gain of $0.3 million on the sale of a building.  Third quarter 2009 included $4.4 million of restructuring charges compared to $1.5 million in 2008.

Net income attributable to parent company for the third quarter of 2009 was $17.6 million or $0.39 per diluted share compared to net income of $19.5 million or $0.44 per diluted share in third quarter 2008.  Net interest expense decreased $0.9 million during the quarter as compared to third quarter 2008 due to reduced borrowing.

The provision for income taxes in the third quarter of fiscal 2009 reflects an actual effective tax rate of 39.2 percent, compared to an estimated annual tax rate of 34.1 percent for the third quarter of fiscal 2008 and actual tax rate for the full year 2008 of 34.2 percent.  A discrete calculation was used to report the third quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produces significant variability in the estimated annual effective tax rate.

For the first nine months of 2009, consolidated net sales decreased $0.6 billion, or 32.5 percent, to $1.2 billion compared to $1.8 billion for the same period in the prior year.  Acquisitions added $10.2 million or 0.6 percentage points of sales.  Gross margins increased to 33.9 percent compared to 33.6 percent for the same period last year.  Operating income was $16.5 million for the first nine months of 2009 compared to $69.1 million for the first nine months of 2008.  Earnings per share decreased to $0.10 per diluted share compared to $0.83 per diluted share for the same period last year.

Office Furniture

Third quarter sales for the office furniture segment decreased 32.2 percent or $180.7 million to $379.9 million from $560.7 million for the same quarter last year driven by substantial weakness in both the supplies-driven and contract channels of the office furniture industry.  Operating profit prior to unallocated corporate expenses for the quarter decreased $1.4 million to $38.1 million when  compared to the same period last year as a result of lower volume and increased restructuring and transition costs partially offset by price realization, lower input costs, distribution efficiencies and cost control initiatives.  Third quarter 2009 included $4.1 million of restructuring and transition costs including accelerated depreciation compared to $1.1 million of restructuring costs in third quarter 2008.

Net sales for the first nine months of 2009 decreased 32.4 percent or $0.5 billion to $1.0 billion compared to $1.5 billion for the same period in 2008.  Acquisitions added $10.2 million or 0.7 percentage points of sales.  Operating profit decreased 37.1 percent or $32.8 million to $55.6 million over the first nine months of 2009 when compared to the same period in 2008.

Hearth Products

Third quarter net sales for the hearth products segment decreased 27.7 percent or $28.4 million to $74.0 million from $102.5 million for the same quarter last year driven by significant declines in both the new construction and remodel-retrofit channels.  Operating profit prior to unallocated corporate expenses for the quarter decreased $1.9 million to $1.8 million when compared to third quarter 2008 due to lower volume and higher restructuring expenses partially offset by cost reduction initiatives, lower incentive based compensation costs and a non-operating gain related to the sale of a building.

Net sales for the first nine months of 2009 decreased 32.7 percent or $97.6 million to $200.9 million compared to $298.4 million for the same period in 2008.  Operating profit decreased $21.1 million to a $18.7 million loss over the first nine months of 2009.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities for the first nine months of 2009 totaled $135.9 million compared to $104.6 million generated in the first nine months of 2008.  Improved working capital performance resulted in a $66.6 million source of cash in the current fiscal year compared to $4.2 million in the prior year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first nine months of fiscal 2009 were $10.9 million compared to $54.6 million in the same period of fiscal 2008 and were primarily for tooling and equipment for new products.  For the full year 2009, capital expenditures are expected to be approximately $20 million primarily for new product development and related tooling.  The Corporation sold $21 million of long-term investments during the first nine months and used the proceeds to repay debt.

Cash Flow – Financing Activities
During the first nine months of fiscal 2009, net borrowings under the Corporation's revolving credit facility decreased $57.5 million.  As of October 3, 2009, $50 million of the revolving credit facility was outstanding and all classified as long-term.  The Corporation paid off its $47.5 million term loan during the first nine months of 2009.  Included in current liabilities is $2.3 million outstanding under the Corporation’s industrial revenue bonds as of October 3, 2009.  The Corporation expects to repay that portion of the bonds within the next twelve months.

The credit agreement governing the Corporation's revolving credit facility contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

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

The revolving credit facility and Senior Notes are the primary sources of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives such as repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At October 3, 2009, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.  If the Corporation’s actual results over the next twelve months are lower than current projections, the margin by which the Corporation is below the consolidated leverage ratio will decrease.  However, even if a 20 percent decline in expected results over the next twelve months were to occur, the Corporation would remain in compliance with the covenant.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on August 19, 2009, to shareholders of record at the close of business on August 31, 2009.  It was paid on September 8, 2009.

The Corporation did not repurchase any shares of common stock during the third quarter of 2009.  For the nine months ended September 27, 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42 per share.  As of October 3, 2009, approximately $163.6 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.  During the first nine months of fiscal 2009, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Although management sees signs of stabilization in many of the Corporation's markets, management expects weak demand to continue across its businesses during the remainder of 2009.  The Corporation continues to reset its cost structure to market conditions while investing in new products, selling initiatives and operational improvements.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation,

(c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate and (f) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including the recent credit crisis, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility, term loan credit agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of October 3, 2009, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of October 3, 2009, and, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Furthermore, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no new legal proceedings or material developments to report other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

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

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the third quarter of 2009, the directors and members, as a group, were credited with 4,489 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $21.19 to $23.33.

The Corporation did not repurchase any of its shares during the third quarter ended October 3, 2009.  As of October 3, 2009, $163.6 million was authorized and available for the repurchase of shares by the Corporation.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duy authorized.

HNI Corporation

Dated: November 5, 2009	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002