Form 10-K
period 2010-01-02
HNI CORP
filed 2010-02-26
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14225

HNI Corporation
An Iowa Corporation	408 East Second Street	IRS Employer No. 42-0617510
P. O. Box 1109
Muscatine, IA 52761-0071
563/272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, with par value of $1.00 per share.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

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
Yes ☐ No ☐

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of
July 4, 2009 was $559,283,601, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 5, 2010 was 45,093,508.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement dated March 26, 2010, for the May 11, 2010, Annual Meeting of Shareholders are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, retail superstores, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2009, the Corporation had net sales of $1.7 billion, of which approximately $1.4 billion or 83% was attributable to office furniture products and $0.3 billion or 17% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

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

The operating unit Hearth & Home Technologies Inc. (“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.  With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since its inception, the Corporation has been committed to systematically eliminating waste and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on streamlining design, manufacturing and administrative processes.  The Corporation's RCI program, in which most members participate, has contributed to increased productivity, lower costs, improved product quality and workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

The Corporation distributes its products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers.  The Corporation is a supplier of office furniture to the largest nationwide distributors of office products.

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

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $7.8 billion in 2009, a decrease of 30% compared to 2008, which was a 2% decrease from 2007 levels.  The Corporation believes the decrease in 2009 was due to weakness in the overall economy, declining white collar employment and corporate profitability and lack of small business confidence.

The U.S. office furniture market consists of two primary channels—the project or contract channel and the supplies-driven channel.  The project channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations or department or office redesigns, which are frequently customized to meet specific client and designer preferences.  Project furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design.  The selling process is often complex and lengthy and generally has several manufacturers competing for the same projects.

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and retailers, such as office products superstores, are the primary distribution channels in this market channel.  Office furniture and products dealers publish periodic catalogs that display office furniture and products from various manufacturers.

The Corporation also competes in the domestic hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor.  The Corporation sells approximately 45% of its hearth products to the new construction/builder channel.

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

Employees/Members

As of January 2, 2010, the Corporation employed approximately 8,700 persons, 8,600 of whom were full-time and 100 of whom were temporary personnel.  The Corporation employed approximately 100 persons who were members of unions.  The Corporation believes its labor relations are good.

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

The Corporation’s line of hearth products includes a full array of gas, electric and wood burning fireplaces, inserts, stoves, facings and accessories.  Heatilator® and Heat & Glo® are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the leader in pellet-burning stoves and furnaces with its Quadra-Fire and Harman product lines which provide home heating solutions using renewable fuel, an environmentally friendly trend that has come to the fore front in home heating and continues to grow.  See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, Georgia, Indiana, Iowa, Kentucky, New York, North Carolina and China.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington, California and Pennsylvania.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products and shipping cartons.

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

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $21.1 million, $27.8 million, and $24.0 million in product development during fiscal 2009, 2008, and 2007, respectively, and has budgeted $21 million for product development in fiscal 2010.

Intellectual Property

As of January 2, 2010, the Corporation owned 333 U.S. and 305 foreign patents and had applications pending for 32 U.S. and 64 foreign patents.  In addition, the Corporation holds 171 U.S. and 378 foreign trademark registrations and has applications pending for 19 U.S. and 41 foreign trademarks.

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

The Corporation actively protects its trademarks it believes have significant value.

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel, which consists of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to business, government, education, health care entities and home office owners.

The second distribution channel comprises national office product distributors including Staples, Inc., Office Max Incorporated and Office Depot, Inc.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection and design and office solution services provided by professional designers.  All of these distributors also sell through retail office products superstores.

The third distribution channel, comprising corporate accounts, is where the Corporation has the lead selling relationship with the end-user.  Installation and service are normally provided through a dealer.

The fourth distribution channel comprises wholesalers that serve as distributors of the Corporation's products to independent dealers, national supply dealers and superstores.  The Corporation sells to the nation's largest wholesalers, United Stationers Inc. and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to retailers anywhere in the country.

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

The Corporation had one customer, United Stationers Inc., which accounted for approximately 9% of the Corporation’s consolidated net sales in fiscal 2009, 10% in fiscal 2008, and 11% in fiscal 2007.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.  In addition, there can be no assurance the Corporation will be able to maintain its customer relationships.

As of January 2, 2010, the Corporation had an order backlog of approximately $121.1 million, which will be filled in the ordinary course of business within the first few weeks of the current fiscal year.  This compares with $130.8 million as of January 3, 2009, and $162.0 million as of December 29, 2007.  Backlog, in terms of percentage of net sales, was 7.3%, 5.3%, and 6.3%, for fiscal 2009, 2008, and 2007, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

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

Over the past several years, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption and the impacts of its facilities.  In addition, the Corporation is providing sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an increasingly knowledgable market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision and ensures its commitment to being a sustainable enterprise remains a priority for all members.

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate that financially material capital expenditures will be required during fiscal 2010 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K to the extent that they are not statements of historical or present fact, including statements as to plans, outlook, objectives and future financial performance, are “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as “anticipate,” “believe,” “could,” “confident,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and variations of such words, and similar expressions identify forward-looking statements.

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

Over the past few years, economic conditions have deteriorated significantly in the U. S. and many of the countries and regions in which we do business, and, despite the possible beginning signs of the recovery in the U.S. and elsewhere, remain challenging for the foreseeable future.  The recent downturns in the economy in the U.S. and in international markets have had, and may continue to have, a significant adverse impact on demand for our products.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt and equity capital markets, limited availability of consumer financing and weak credit markets, the strength of the U.S. economy and the local economies in which we operate.

There could be a number of effects from these economic developments on our business, including:  reduced demand for products; insolvency of our dealers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; decreased customer demand, including order delays or cancellations; and counterparty failures negatively impacting our treasury operations.

In addition, the current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to incur excess costs.  Additionally, this forecasting difficulty could cause a shortage of products, labor or materials used in our products that could result in an inability to satisfy demand for our products and a loss of market share.

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

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer-term broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any.

We operate in a highly competitive environment and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, KI and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries, Inc., Lennox International Inc., Monessen Hearth Systems Company, DESA Fmi LLC, Wolf Steel Ltd. (Napolean) and FPI Fireplace Products International Ltd.  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

Our continued success will depend on many factors, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to adapt our business model to effectively compete in the highly competitive environments of both the office furniture and hearth products industries.  Our success is also subject to our ability to sustain and grow our positive brand reputation and recognition among existing and potential customers and use our brands and trademarks effectively in entering new markets.

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

The concentration of our customer base, changes in demand and order patterns from our customers, as well as the increased purchasing power of such customers, could adversely affect our business, operating results or financial condition.

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

Private label products are products sold under the name of the distributor or retailer, but manufactured by another party.  Some of our largest customers have aggressive private label initiatives to increase sales of office furniture.  If successful, they may reduce our revenue and inhibit our ability to raise prices and may, in some cases, even force us to lower prices, which could result in an adverse effect on our business, operating results or financial condition.

Increases in basic commodity, raw material and component costs, as well as disruptions to the supply of such basic commodities, raw materials and components, could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand.  We source commodities, raw materials, and components from low-cost, international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality and availability of commodities, raw materials and components, including steel, our largest raw material category, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We are affected by the cost of energy, and increases in energy prices could adversely affect our gross margins and profitability.

Our gross margins and the profitability of our business operations are sensitive to the cost of energy because it is reflected in our cost of transportation, petroleum-based materials like plastics and operation of our manufacturing facilities.  If the costs of petroleum-based products, operating our manufacturing facilities or transportation increase, it could adversely affect our gross margins and profitability.

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

To keep pace with market trends in both the office furniture and hearth products industries, we must periodically introduce new products.  Such trends include changes in workplace and home design and increases in the use of technology, and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline, and may result in an adverse effect on our business, operating results or financial condition.

We intend to grow our business through additional acquisitions, alliances and joint venture arrangements, which could adversely affect our business, operating results or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions of, and alliances and joint venture arrangements with, businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business.  The benefits of an acquisition, alliance or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions, alliances or joint ventures will in fact produce any benefits.  In addition, acquisitions, alliances and joint ventures involve a number of risks, including, without limitation:

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

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and
•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect our operating results.

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

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics.  Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.  The U.S. homebuilding industry is currently experiencing a significant downturn, the duration and ultimate severity of which are still uncertain.  Further deterioration of the economic conditions in the homebuilding industry and the hearth products market could further decrease demand for our hearth products and have additional adverse effects on our operating results.

Increasing healthcare costs could adversely affect our business, operating results and financial condition.

We provide healthcare benefits to the majority of our members.  Healthcare costs have continued to rise over time and could adversely affect our business, operating results and financial condition.

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

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

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

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may cause accelerated repayment of the indebtedness under the credit facility and could result in a cross default under our note purchase agreement.  We cannot be certain we will have sufficient funds available to pay any accelerated repayments or that we will have the ability to refinance accelerated repayments on terms favorable to us or at all.

Costs related to product defects could adversely affect our profitability.

We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs.  These expenses relative to product sales vary and could increase.  We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves.  We cannot, however, be certain these reserves will be adequate to cover actual product defect-related claims in the future.  Any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

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

Our contracts with these government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government as well as state and local governments can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to not be a responsible supplier, or to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

Disruptions in financial markets may adversely impact availability and cost of credit and business and consumer spending patterns.

As noted in other risks identified above, our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Despite the recent credit crisis and disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, we continue to believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations.  However, the current economic environment may adversely impact the availability and cost of credit in the future.

Disruptions in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact business and consumer spending patterns.  The overall tightening of credit in financial markets also adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.  There is no assurance on-going government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Changes in government regulation and increased focus on enforcement may significantly increase our operating costs.

The federal government has a broad agenda of potential legislative and regulatory changes, which if enacted, could significantly impact our profitability by imposing on us additional costs that most likely could not be recovered by increased pricing.  These changes include, without limitation proposed legislation relating to:

•	universal healthcare and healthcare reform;
•	tax regulations increasing our effective tax rate;
•	union organizing activities; and
•	energy costs in manufacturing and cap and trade proposals.

In addition, the federal government has increased its focus on enforcement under a wide range of laws and regulations impacting our business, particularly in the following areas:

•	antitrust and competition;
•	government contracting;
•	securities and public company reporting;
•	labor and employment practices;
•	fraud and abuse; and
•	tax reporting.

Should we become the target of a government investigation or enforcement action, we could incur significant costs and suffer damage to our reputation which could adversely impact our business, operating results or financial condition.

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

•
changes in securities laws, SEC rules or NYSE listing standards may increase governmental and non-governmental organization oversight of our business, dictate changes in some of our corporate governance, securities disclosure and corporate compliance practices and cause our legal and financial accounting costs to increase;

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

•
our insurance may not adequately (1) insulate us from expenses for product defects and the negligent acts and omissions of our members and agents and (2) compensate us for damages to our facilities and equipment and loss of business; and

•	our ability to retain our experienced management team and recruit other key personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts its operations at locations throughout the United States, Canada, China, Hong Kong and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 10.4 million square feet.  Of this total, approximately 2.7 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use

Cedartown, Georgia	555,559	Owned	Manufacturing nonwood casegoods office furniture

Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture

Florence, Alabama	304,365	Owned	Manufacturing wood and nonwood casegoods office furniture

Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture

Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces (1)

Lithia Springs, Georgia	585,000	Leased	Warehousing office furniture

Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)

Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	578,284	Owned	Warehousing office furniture

Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture

Muscatine, Iowa	636,250	Owned	Manufacturing nonwood casegoods and systems office furniture (1)

Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture

Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture (1)

Owensboro, Kentucky	311,575	Owned	Manufacturing wood seating office furniture

Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong and Taiwan.  These facilities total approximately 3.0 million square feet with approximately 1.9 million square feet used for the manufacture and distribution of office furniture and approximately 1.0 million square feet for hearth products.  Of this total, approximately 2.1 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART I, TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 2, 2010

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years

Stan A. Askren	49	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003

Steven M. Bradford	52	None	Vice President, General Counsel and Secretary	2008	President and Regional General Counsel for The Americas, ICI Group Services (2003-08); General Counsel, North America, ICI Paints (2004-08)

Gary L. Carlson	59	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)

Bradley D. Determan	48	None	Executive Vice President President, Hearth & Home Technologies Inc.	2005 2003

Jerald K. Dittmer	52	None	Executive Vice President, President, The HON Company	2008	Vice President and Chief Financial Officer (2001-08)

Tamara S. Feldman	49	None	Vice President, Financial Reporting	2001

Douglas L. Jones	51	None	Vice President and Chief Information Officer	2005	Vice President, Business Systems (2001-05)

Kelly J. McGriff	43	None	Treasurer and Vice President, Investor Relations	2009	Director, Marketing Services (2008-09); Manager, Bids and Marketing (2007-08); and Commercial Controller (2005-07), The HON Company

Marco V. Molinari	50	None	Executive Vice President President, HNI International Inc.	2006 2003	President, International and Business Development (2003-04); Vice President, HON Products, The HON Company (2004-06)

Alan R. Moorhead	58	None	Vice President, Internal Audit	2008	Director, Internal Audit (2006-08); Vice President, Audit Director, Assurance, Inc. (2001-06)

Michael Al. Mundy	38	None	Vice President and Controller	2009	CFO and Treasurer, Gencor Industries (2009); CFO, Stanley National Hardware (Division) (2008); Director of Finance, Sun Chemical Corporation (2003-08)

Jean M. Reynolds	52	None	Vice President, Corporate Marketing and e-Business	2008	President, Maxon Furniture Inc. (1999-09)

Kurt A. Tjaden	46	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2007-08); Vice President and Chief Financial Officer, Pure Fishing, LLC (2001-06)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI.  As of year-end 2009, the Corporation had 8,257 stockholders of record.

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

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 39% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Directors and members of the Corporation receive common stock equivalents pursuant to the HNI Corporation Executive Deferred Compensation Plan and the HNI Corporation Directors Deferred Compensation Plan, respectively (collectively, the “Deferred Plans”).  Common stock equivalents are hypothetical shares of common stock having a value on any given date equal to the value of a share of common stock.  Common stock equivalents earn dividend equivalents that are converted into additional common stock equivalents but carry no voting rights or other rights afforded to a holder of common stock.  The common stock equivalents credited to members and directors under the Deferred Plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to directors and members of the Corporation in accordance with the provisions of the Deferred Plans.

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the fourth quarter of 2009, the directors and members, as a group, were credited with 3,587 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $25.27 to $27.63.

The information under the caption “Equity Compensation Plan Information: of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

The Corporation did not repurchase any of its shares during the fourth quarter ended January 2, 2010.  As of January 2, 2010, $163.6 million was authorized and available for the repurchase of shares by the Corporation.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY
	2009	2008	2007	2006	2005
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to Parent Company – basic	$(0.14)	$1.03	$2.57	$2.59	$2.53
Income (Loss) from Continuing Operations Attributable to Parent Company – diluted	$(0.14)	1.02	2.55	2.57	2.51
Net Income (Loss) Attributable to Parent Company – basic	$(0.14)	1.03	2.58	2.46	2.51
Net Income (Loss) Attributable to Parent Company – diluted	$(0.14)	1.02	2.57	2.45	2.50
Cash Dividends	.86	.86	.78	.72	.62
Book Value – year-end	9.30	10.13	10.24	10.35	11.46
Net Working Capital – year-end	1.33	1.00	2.33	3.04	2.48
Operating Results (Thousands of Dollars)
Net Sales	$1,656,289	$2,477,587	$2,570,472	$2,679,803	$2,433,316
Gross Profit as a % of Net Sales	34.5%	33.4%	35.2%	34.6%	36.3%
Interest Expense	$12,080	$16,865	$18,161	$14,323	$2,355
Income (Loss) from Continuing Operations	(6,259)	45,607	119,446	129,499	138,156
Income (Loss) from Continuing Operations as a % of Net Sales	(0.4)%	1.8%	4.7%	4.8%	5.7%
Discontinued Operations(a)	$-	$-	$514	$(6,297)	$(746)
Net Income (Loss) Attributable to Parent Company	(6,442)	45,450	120,378	123,375	137,420
Net Income (Loss) Attributable to Parent Company as a % of Net Sales	(0.4)%	1.8%	4.7%	4.6%	5.6%
Cash Dividends	$38,667	$38,095	$36,408	$36,028	$33,841
% Return on Average Shareholders’ Equity	(1.5)%	10.0%	25.2%	22.6%	21.8%
Depreciation and Amortization	$74,867	$70,155	$68,173	$69,503	$65,514
Financial Position (Thousands of Dollars)
Current Assets	$360,271	$417,841	$489,072	$504,174	$486,598
Current Liabilities	300,142	373,625	384,461	358,542	358,174
Working Capital	60,129	44,216	104,611	145,632	128,424
Current Ratio	1.20	1.12	1.27	1.41	1.36
Total Assets	$994,326	$1,165,629	$1,206,976	$1,226,359	$1,140,271
% Return on Beginning Assets Employed	0.3%	7.0%	15.8%	18.1%	21.2%
Long-Term Debt and Capital Lease Obligations	$200,000	$267,343	$281,091	$285,974	$103,869
Shareholders’ Equity	419,283	448,833	458,908	495,919	593,944
Current Share Data
Number of Shares Outstanding at Year-End	45,093,379	44,324,409	44,834,519	47,905,351	51,848,591
Weighted-Average Shares Outstanding During Year – basic	44,888,809	44,309,765	46,684,774	50,059,443	54,649,199
Weighted-Average Shares Outstanding During Year – diluted	44,888,809	44,433,945	46,925,161	50,374,758	55,033,741
Number of Shareholders of Record at Year-End	8,257	8,274	7,625	7,475	6,702
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$16,017	$70,083	$58,568	$58,921	$38,912
Members (Employees) at Year-End	8,748	12,241 (b)	13,271 (b)	14,170 (b)	12,504 (b)
(a)	Component reported as discontinued operations acquired in 2004.
(b)	Includes acquisitions completed during the fiscal year.

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

The Corporation’s results continued to be negatively impacted by macroeconomic pressures during 2009.  Unemployment surged and small business confidence sank.  New housing starts, which have fallen steadily since 2006, declined even further.  Credit markets continued to contract.  Businesses and individuals stopped spending on most discretionary purchases.  These factors impacted the Corporation’s office furniture segment and the hearth segment dramatically during 2009.  As a result the Corporation implemented actions to align its businesses with market realities while investing to improve competitive capabilities.  These included reductions in staffing, short work weeks and other actions to reduce labor costs.  The Corporation made the decision to close three office furniture manufacturing facilities and consolidate production into existing manufacturing facilities in 2009.  The Corporation also made the decision to consolidate significant production from its Mount Pleasant hearth products plant to other existing hearth products manufacturing facilities allowing it to close distribution centers in other locations and move the operations to the Mount Pleasant facility.

Net sales during 2009 were $1.7 billion, a decrease of 33.1 percent, compared to net sales of $2.5 billion in 2008.  The sales decline was driven by substantial weakness in both the supplies-driven and contract channels of the office furniture segment as well as significant declines in both the new construction and remodel-retrofit channels of the hearth products segment.

The Corporation recorded $25.0 million of goodwill and intangible impairment charges during 2009 related to reporting units acquired over the past five years in its office furniture segment due to current and projected market and economic conditions.

Management expects the current challenging market conditions to continue in 2010.  The Corporation will continue to mitigate substantial economic and market weakness by eliminating waste, attacking structural cost and streamlining its business.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Corporation’s Board of Directors (the “Board”).  Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2009 ended on January 2, 2010; 2008 ended on January 3, 2009; and 2007 ended on December 29, 2007.  The financial statements for fiscal year 2009 are on a 52-week basis; 2008 are on a 53-week basis; and 2007 are on a 52-week basis.  A 53-week year occurs approximately every sixth year.

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

As of January 2, 2010, there was approximately $170 million in outstanding accounts receivable and $6 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $9 million at year-end 2008 and $11 million at year-end 2007.

Inventory valuation – The Corporation valued 82% of its inventory by the last-in, first-out (“LIFO”) method at January 2, 2010.  Additionally, the Corporation evaluates inventory reserves in terms of excess and obsolete exposure.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value.  As such, these factors may change over time causing the Corporation to adjust the reserve level accordingly.  The Corporation’s reserves for excess and obsolete inventory were approximately $8 million at year-end 2009, $8 million at year-end 2008, and $9 million at year-end 2007.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which seven contained goodwill.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 11% to 12%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all reporting units’ fair values is compared to the Corporation’s market capitalization.

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

As a result of the review performed in the fourth quarter of 2009, the Corporation determined the carrying amount of a reporting unit acquired the previous year in the office furniture segment exceeded its fair value.  Management then compared the carrying value of goodwill to the implied fair value of the goodwill of this reporting unit, and concluded that $7 million of impairment charges needed to be recognized.  Goodwill of $24 million remains on the balance sheet of this reporting unit as of January 2, 2010.  A downward modification in forecasted results would result in additional impairments.  The Corporation recorded $17 million of impairment charges in 2008 for reporting units acquired in the past few years.  The reporting units impacted included an office furniture services unit, dealer distribution unit and a recent acquisition with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The changes to fair value in the reporting unit that triggered impairment charges in the fourth quarter were primarily attributable to the continuing deterioration in market conditions which became apparent in the fourth quarter as management completed its annual strategic planning process and caused management to change its estimates of the timing of market recovery.  The Corporation factored these current market conditions and estimates into its projected forecasts of sales, operating income and cash flows of each reporting unit through the course of its strategic planning process completed in the fourth quarter.

The significant estimates and assumptions used in estimating future cash flows of its reporting units are based on management’s view of longer-term broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital.  The Corporation’s cash flow projections in most of its reporting units assumed virtually flat revenue and cash flows in 2010 and that significant recovery would not begin until 2011.  As a reasonableness test, management also compared the market capitalization of the Corporation at January 2, 2010 to the aggregate fair value of the reporting units, resulting in an implied control premium of approximately 25 percent.  Management believes this implied control premium is reasonable, in light of the synergies across its operating units, lean manufacturing environment and strong position in the markets it serves.

Goodwill of approximately $261 million remains on the consolidated balance sheet as of the end of fiscal 2009.

The Corporation also determines the fair value of indefinite lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2009 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review, the Corporation determined the carrying value of certain trade names primarily associated with acquisitions over the past few years in the office furniture segment exceeded their fair value and concluded that an $18 million impairment charge needed to be recognized.  A carrying value of $30 million for these trade names remains as of January 2, 2010.  A minor downward modification in projected revenues would result in additional impairments. The Corporation recorded $5 million of impairment charges in 2008 related to trade names acquired over the past few years in the office furniture segment.  A carrying value of all trade names of approximately $42 million remains on the consolidated balance sheet at the end of fiscal 2009.

The Corporation has definite lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  No impairment losses related to definite lived intangibles were recorded.  Intangibles, net of amortization, of approximately $67 million are included on the consolidated balance sheet as of the end of fiscal 2009.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of the depth and duration of the economic downturn and its impact on future revenues, operating margins, and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as the depth and duration of the global economic slowdown, U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible they may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.  There are certain reporting units that have been recently acquired and therefore have a historical cost that is closer to the current fair value.  In addition to the reporting unit discussed above, a minor downward modification in forecasted results would result in an impairment charge for one other reporting unit within the office furniture segment.  This reporting unit has approximately $7 million of goodwill at January 2, 2010.  For all other reporting units, where impairment charges have not been recorded, the calculated fair value exceeds the carrying value by a large margin with the closest margin at greater than 60 percent of the carrying value.  While the Corporation has recorded impairment charges connected to acquisitions in the office furniture segment over the past few years, management’s strategy with regards to these reporting units has not changed and the Corporation expects to receive additional value from these reporting units as the economy stabilizes.

Self-insured reserves – The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of January 2, 2010, those liabilities totaled $27 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $3.8 million in 2009, $1.6 million in 2008, and $3.6 million in 2007.  The decrease in cost in 2008 was due to a true-up adjustment to estimated forfeitures based on current year events.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) provided enhanced guidance for using fair value to measure assets and liabilities for financial assets and liabilities.  The guidance also expanded the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation adopted the guidance with regard to its financial assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year and with regard to its nonfinancial assets and liabilities on January 4, 2009, the beginning of its 2009 fiscal year.  The adoption did not have a material impact on its financial statements.

In February, 2007, the FASB issued guidance which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation adopted the guidance December 30, 2007, the beginning of fiscal 2008.  As the Corporation did not elect to fair value any additional assets or liabilities, it did not have a material impact on its financial statements.

In December 2007, the FASB issued new guidance which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Corporation adopted the guidance January 4, 2009, the beginning of fiscal 2009.  As a result of the adoption, the Corporation has reported noncontrolling interests as a component of equity in its Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in its Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification requirements.

In March 2008, the FASB expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity.  The Corporation adopted the new guidance as of January 4, 2009.

In June 2009, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).  The Corporation adopted the new guidance beginning October 3, 2009.  This guidance had no impact on the Corporation’s financial statements.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s statements of income for the periods indicated.

Fiscal	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.5	66.6	64.8
Gross profit	34.5	33.4	35.2
Selling and administrative expenses	31.8	29.0	27.3
Restructuring related charges	2.4	1.0	0.4
Operating income	0.2	3.4	7.5
Interest income (expense) net	(0.7)	(0.6)	(0.7)
Income (loss) from continuing operations before income taxes	(0.5)	2.8	6.9
Income taxes	(0.1)	1.0	2.2
Net income attributable to the noncontrolling interest	0.0	0.0	0.0
Income (loss) from continuing operations attributable to the Parent Company	(0.4)%	1.8%	4.7%

Net Sales

Net sales during 2009 were $1.7 billion, a decrease of 33.1 percent, compared to net sales of $2.5 billion in 2008.   Acquisitions contributed $10 million or 0.4 percentage points of sales.  Higher price realization of $83 million was offset by significant weakness in both the supplies driven and contract channels of the office furniture segment and lower volume in the hearth products segment.  Net sales during 2008 were $2.5 billion, a decrease of 3.6 percent, compared to net sales of $2.6 billion in 2007.  Acquisitions contributed $118 million or 4.6 percentage points of sales.  Higher price realization of $66 million was offset by soft demand in the supplies driven channel of the office furniture segment and lower volume in the hearth products segment.

Gross Profit

Gross profit as a percent of net sales increased 1.1 percentage points in 2009 as compared to 2008 due to better price realization, lower material costs and cost reduction initiatives offset partially by lower volume.  Gross profit as a percent of net sales decreased 1.8 percentage points in 2008 as compared to 2007 due to lower volume, higher material costs and restructuring and transition costs offset partially by better price realization.

Selling and Administrative Expenses

Selling and administrative expenses decreased 26.7 percent in 2009 and increased 2.2 percent in 2008.  The decrease in 2009 was due to lower volume related expenses, lower fuel costs, improved distribution efficiencies, cost control initiatives and gains from the sale of a facility and a corporate airplane.  These were offset partially by the impact of prior year favorable adjustments related to the fair value of mandatorily redeemable liabilities from prior acquisitions, increased costs from acquisitions and transition costs related to the various plant consolidations.  The increase in 2008 was due to increased freight and distribution costs due to freight increases and fuel surcharges, additional costs from acquisitions, increased costs related to new product development and gains recorded in 2007 from the sale of a facility and a corporate airplane.  These were offset partially by lower volume related expenses, lower incentive based compensation costs, favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions and cost control initiatives.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these expense items.

Restructuring and Impairment Charges

During 2009, the Corporation made the decision to close three office furniture facilities in South Gate, California; Louisburg, North Carolina and Owensboro, Kentucky and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of these facilities, the Corporation recorded $12.6 million of pre-tax charges which included $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $9.9 million of severance and facility exit costs which were recorded as restructuring costs in 2009.  The Corporation expects to incur additional restructuring and transition costs in 2010 of approximately $3 to $4 million in connection with these closures.

The Corporation made the decision to consolidate significant production from its hearth product Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation will close hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfer operations to its Mount Pleasant facility.  The Corporation’s hearth product segment disposed and consolidated several retail and distribution locations during 2009.  In connection with these activities, the Corporation recorded $6.7 million of pre-tax charges which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $5.5 million of severance and facility exit costs, including accelerated depreciation of $1.4 million and write-off of goodwill of $0.6 million, which were recorded as restructuring costs in 2009.

As part of the Corporation’s annual impairment review, management concluded due to market and economic conditions that a portion of its goodwill and indefinite-lived intangibles had carrying values greater than their fair market value and recorded an impairment charge of $25.0 million in 2009 and $21.8 million in 2008.

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

Operating Income

Operating income was $4.0 million in 2009, a decrease of 95.3 percent compared to $84.9 million in 2008.  The decrease was due to lower volume in all channels of the office furniture and hearth products segments, higher restructuring, transition and impairment charges and favorable adjustments recorded in 2008 to the fair value of mandatorily redeemable liabilities from prior acquisitions.  These were offset partially by improved price realization, lower input costs, improved distribution efficiencies, cost control initiatives and gains recorded on the sale of a facility and a corporate airplane.  Operating income was $84.9 million in 2008, a decrease of 56.2 percent compared to $194 million in 2007.  The decrease in 2008 was due to lower volume in the supplies-driven channel of the office furniture segment and the hearth products segment, higher material and freight and distribution costs, investments in product development, restructuring, transition and impairment charges, gains recorded in 2007 from the sale of a facility and a corporate airplane, and severance costs.  These were offset partially by improved price realization, lower volume related and incentive based compensation expenses, favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions and cost control initiatives.

Income (Loss) From Continuing Operations

Income from continuing operations in 2009, which excludes the Corporation’s discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements), was a loss of $6.3 million compared with income of $45.6 million in 2008, a 113.7 percent decrease.  The current year loss from continuing operations was positively impacted by decreased interest expense of $4.8 million due to lower debt levels.  Income from continuing operations in 2008 was $45.6 million compared with $119.4 million in 2007, a 61.8 percent decrease.  Income from continuing operations was positively impacted by decreased interest expense of $1.3 million on moderate debt levels due to lower average interest rates.  Income from continuing operations per diluted share decreased by 113.7 percent to ($0.14) in 2009 and decreased by 60.0 percent to $1.02 in 2008.

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

Net Income (Loss) Attributable to Parent Company

Net income attributable to parent company decreased 114.1 percent to a loss of $6.4 million in 2009 compared to income of $45.5 million in 2008 which was a decrease of 62.2 percent compared to 2007.  Net income per diluted share decreased by 113.7 percent to ($0.14) in 2009 and decreased by 60.3 percent to $1.02 in 2008.  Net income per diluted share was positively impacted $0.05 per share in 2008 by the Corporation’s share repurchase program.

Office Furniture

Office furniture comprised 83 percent, 83 percent and 82 percent of consolidated net sales for 2009, 2008, and 2007, respectively.  Net sales for office furniture decreased 33 percent in 2009 to $1.37 billion compared to $2.05 billion in 2008.  Acquisitions contributed $10 million of additional sales.  Organic sales decreased $694 million or 34 percent including increased price realization of $77 million due to substantial weakness in both the supplies-driven and contract channels which were both impacted by the current economic conditions.  Net sales for office furniture decreased 3 percent in 2008 to $2.05 billion compared to $2.11 billion in 2007.  Acquisitions contributed $61 million of additional sales.  Organic sales decreased $115 million or 5 percent, including increased price realization of $50 million, due to softness in the supplies-driven channel.  BIFMA reported 2009 shipments down 30 percent from 2008 levels which were down 2 percent from 2007 levels.

Operating profit as a percent of net sales was 3.7 percent in 2009, 4.9 percent in 2008, and 9.2 percent in 2007.  The decrease in operating margins in 2009 was due to additional restructuring and impairment charges of $9 million compared to 2008 as well as lower volume and the impact of prior year favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions.  These were partially offset by increased price realization, lower material costs, improved distribution efficiencies, lower transition costs and cost control initiatives.  The decrease in operating margins in 2008 was due to additional restructuring and impairment charges of $17 million compared to 2007 as well as lower volume, higher material and fuel costs, transition costs and severance expenses offset partially by better price realization, cost reduction initiatives, lower incentive based compensation and favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions.

Hearth Products

Hearth products sales decreased 32.5 percent in 2009 to $286 million compared to $424 million in 2008.  The decrease was due to significant declines in both the new construction and remodel-retrofit channels.  Hearth products sales decreased 8 percent in 2008 to $424 million compared to $462 million in 2007.  New acquisitions contributed $57 million of net sales.  The decrease in organic sales was due to the continuing decline in new home construction.  This was partially offset by the high demand for alternative fuel products.

Operating loss as a percent of sales in 2009 was 6.0 percent compared to operating profit as a percent of sales of 2.8 percent and 7.9 percent in 2008 and 2007, respectively.  The decrease in operating margins in 2009 was due to lower volume and higher restructuring and transition costs offset partially by cost reduction initiatives.  The decrease in operating margins in 2008 was due to lower overall volume, rising material costs and increased mix of lower margin remodel/retrofit business offset partially by price increases, cost reduction initiatives and lower restructuring expenses.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2009 totaled $193.2 million compared to $174.4 million generated in 2008.  Changes in working capital balances resulted in a $97.3 million source of cash in the current fiscal year compared to a $30.3 million source of cash in the prior year.

The source of cash related to working capital balances in 2009 was primarily driven from lower trade receivables of $74.6 million and lower inventory of $19.1 million due to strong collection efforts and lower sales.  These sources of cash were offset partially by decreased current liabilities of $5.8 million.  The decrease in current liabilities is comprised of $31.9 million of other accruals namely compensation, retirement and marketing expense accruals offset by a $17.6 million increase in trade accounts payable and $8.5 million in tax-related accruals.

The source of cash related to working capital balances in 2008 was primarily driven by lower trade receivables of $58.6 million and lower inventory of $31.8 million due to strong collection efforts and the company wide shutdown for the last two weeks of the fiscal year.  These sources of cash were offset partially by decreased current liabilities of $60.4 million.  The decrease in current liabilities was comprised of $36.5 million of decreased trade accounts payable, $1.3 million in tax-related accruals and $22.6 million of other accruals namely compensation, retirement and marketing expense accruals.

The Corporation places special emphasis on the management and control of its working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  During these uncertain economic times management is placing additional emphasis on monitoring its trade receivables.  Management believes its recorded trade receivable valuation allowances at the end of 2009 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 3.8 percent, 3.6 percent, and 3.8 percent at the end of fiscal years 2009, 2008, and 2007, respectively. The Corporation’s inventory turns were 15, 17, and 16, for 2009, 2008, and 2007, respectively.

Cash Flow – Investing Activities

Capital expenditures including capitalized software were $17.6 million in 2009, $71.5 million in 2008, and $58.9 million in 2007.  These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives.  The increase in capital expenditures in 2008 was due to the facility consolidations that were completed in 2008.  The Corporation anticipates capital expenditures for 2010 to total $25 to $35 million and be primarily related to new products and operational process improvement.

Included in 2009 investing activities is a net cash outflow of $0.5 million for a contingent purchase commitment related to the Harman Stove Company (“Harman”) acquisition in 2007.  In 2008, the investing activities reflected a net cash outflow of $75.5 million related to the acquisition of HBF.  The addition of HBF bolstered the Corporation’s contract office furniture business with its strong brand recognition among interior designers and emphasis on new products.  In 2007, the investing activities reflected a cash outflow of $41.7 million related to the acquisition of Harman and two small office furniture dealers.  The acquisition of Harman added to the hearth products segment alternative fuel business.  Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2009, the Corporation completed the sale of a corporate airplane and a facility located in Lakeville, Minnesota.  In 2008, the Corporation completed the sale of a facility located in Richmond, Virginia.  In 2007, the Corporation completed the sale of a corporate airplane and a facility located in Monterrey, Mexico.  The proceeds from these sales of $5 million, $5 million and $11 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2009, 2008 and 2007, respectively.

In 2009, the Corporation sold $21 million of long-term investments and used the proceeds to repay debt.

Cash Flow – Financing Activities

On June 30, 2008, the Corporation entered into a term loan credit agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The Corporation paid off the term loan during 2009.

The Corporation has a revolving credit facility that provides for a maximum borrowing of $300 million.  Amounts borrowed under the revolving credit facility may be borrowed, repaid and reborrowed from time to time until January 28, 2011.  As of January 2, 2010, $50 million was outstanding under the revolving credit facility and classified as long-term as the Corporation does not expect to repay the borrowings within a year.  The Corporation plans to negotiate a new revolving credit facility before the current one expires.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under the revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Additional borrowing capacity of $250 million, less amounts used for designated letters of credit, is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect future capital resources to be a constraint on planned growth.  Certain of the Corporation’s credit agreements include covenants that limit the assumption of additional debt and lease obligations.  Long-term debt, including capital lease obligations, was 32% of total capitalization as of January 2, 2010, 37% as of January 3, 2009, and 38% as of December 29, 2007.

The credit agreement pertaining to the revolving credit facility and the note purchase agreement pertaining to the Senior Notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•	incur additional indebtedness and make guarantees;
•	create liens on assets;
•	engage in any material line of business substantially different from existing lines of business;
•	sell assets;
•	make investments, loans and advances, including acquisitions;
•	engage in sale-leaseback transactions in excess of $50 million in the aggregate;
•	repay the Senior Notes or enter into certain amendments thereof; and
•	engage in certain transactions with affiliates.

The credit agreement governing the Corporation’s revolving credit facility contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:
•
a consolidated interest coverage ratio of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA (as defined in the credit agreement) for the last four fiscal quarters to (b) the sum of consolidated interest charges; and

•
a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the credit agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

The note purchase agreement pertaining to the Corporation’s Senior Notes also contains a number of covenants, including a covenant requiring maintenance of consolidated debt to consolidated EBITDA (as defined in the note purchase agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the note purchase agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At January 2, 2010, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

In 2008, the Corporation entered into an interest rate swap agreement with one of its relationship banks, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  The fair value of its interest rate swap arrangement, as further described in the Derivative Financial Instrument note in the Notes to Consolidated Financial Statements, was a negative $2.5 million at the end of 2009.  The fair value of the swap arrangement changes based on fluctuations in market interest rates.  The changes in fair value are recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  This interest rate swap had the effect of increasing total interest expense by $1.7 million in 2009.

During 2009, the Corporation did not repurchase any shares of its common stock.  During 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42.    The Board of Directors authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of January 2, 2010, approximately $163.6 million of this authorized amount remained unspent.  During 2007, the Corporation repurchased 3,581,707 shares of its common stock at a cost of approximately $147.7 million, or an average price of $41.23.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.86 per common share for 2009, $0.86 for 2008, and $0.78 for 2007.  The last increase was a 10.3 percent increase in the quarterly dividend effective with the February 29, 2008, dividend payment for shareholders of record at the close of business on February 22, 2008.  The average dividend payout percentage for the most recent three-year period has been 39 percent of prior year earnings.

Cash, cash equivalents and short-term investments totaled $93.4 million at the end of 2009 compared to $49.3 million at the end of 2008 and $43.8 million at the end of 2007.  These funds, coupled with cash from future operations and additional borrowings, if needed, are expected to be adequate to finance operations, planned improvements and internal growth.  Due to the volatile and uncertain economic outlook for 2010, the Corporation will manage cash to maintain strategic flexibility.  The Corporation currently expects to be able to satisfy its cash flow needs over the next twelve months with existing facilities.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:
	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$255,247	$10,660	$67,579	$16,620	$160,388
Capital lease obligations	40	40	-	-	-
Operating lease obligations	97,791	31,640	39,957	12,503	13,691
Purchase obligations (2)	62,490	62,490	-	-	-
Other long-term obligations (3)	28,575	1,452	8,577	2,557	15,989
Total	$444,143	$106,282	$116,113	$31,680	$190,068

(1)	Interest has been included for all debt at either the fixed rate or variable rate in effect as of January 2, 2010, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, mandatory purchases of the remaining unowned interest in an acquisition, liability for unrecognized tax liabilities, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

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

Looking Ahead

Management believes the challenging market conditions will continue in 2010.  It is unclear when recovery will occur in the office furniture market, and while there are early indications the worst is over in housing, the recovery remains uncertain with only modest improvement likely in 2010.  The Corporation has adjusted the cost structure of its various businesses to the current conditions and believes they are strategically well positioned to increase market share and grow sales.

The Corporation will focus on its core customers and core market segments, respond to customers’ needs and the demands of the market.  It will continue to adjust to changing market conditions and fiercely manage cash.  The Corporation will continue to invest in new products, brand development, selling initiatives and build its e-business capabilities.  The Corporation will continue its drive for best-cost/lean enterprise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from our variable interest debt obligations.  For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.  As of January 2, 2010, the Corporation has one interest rate swap agreement.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (“LIBOR”) as determined on the last day of each monthly settlement period on an aggregated notational principal amount of $50 million.  The interest rate swap derivative instrument is held and used by the Corporation as a tool for managing interest rate risk.  It is not used for trading or speculative purposes.  The fair market value of the effective swap instrument was negative $2.5 million at January 2, 2010.  The impact of this swap instrument on total interest expense was an addition to interest expense of $1.7 million in 2009.  The Corporation does not currently have any significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard and cartoning.  Steel is the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas.  Oil, natural gas and diesel fuel prices have experienced high volatility in the last several years and as a result the costs of plastics, textiles and transportation have also been volatile.  The cost of wood particleboard has been impacted by continued downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure and impacts.  The Corporation works to offset these increased costs through global sourcing initiatives and price increases on its products, however, historically margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of January 2, 2010, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15. Exhibits, Financial Statement Schedules of this report under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Election of Directors" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Part I, Table I "Executive Officers of the Registrant" included in this report.

Information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is contained under the caption “Information Regarding the Board” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board - Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2009 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 2, 2010, January 3, 2009, and December 29, 2007	82

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 83.  The following exhibits are filed herewith:

Exhibit

(3.1)	Articles of Incorporation of HNI Corporation

(3.2)	By-laws of HNI Corporation

(10.2)	2007 Equity Plan for Non-Employee Directors of HNI Corporation

(10.6)	Form of 2007 Equity Plan for Non-Employee Directors of HNI Corporation Participant Agreement

(10.12)	HNI Corporation Executive Deferred Compensation Plan

(10.15)	HNI Corporation Directors Deferred Compensation Plan

(10.25)	Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement

(10.26)	Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: February 26, 2010	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 26, 2010
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 26, 2010
Kurt A. Tjaden	Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Mary H. Bell	Director	February 26, 2010
Mary H. Bell

/s/ Miguel M. Calado	Director	February 26, 2010
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 26, 2010
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 26, 2010
Cheryl A. Francis

/s/ John A. Halbrook	Director	February 26, 2010
John A. Halbrook

/s/ James R. Jenkins	Director	February 26, 2010
James R. Jenkins

/s/ Dennis J. Martin	Director	February 26, 2010
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 26, 2010
Larry B. Porcellato

/s/ Abbie J. Smith	Director	February 26, 2010
Abbie J. Smith

/s/ Brian E. Stern	Director	February 26, 2010
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 26, 2010
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of the operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined that, as of January 2, 2010, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at January 2, 2010, January 3, 2009, and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2010

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)
For the Years	2009	2008	2007
Net sales	$1,656,289	$2,477,587	$2,570,472
Cost of products sold	1,085,508	1,648,975	1,664,697
Gross profit	570,781	828,612	905,775
Selling and administrative expenses	526,346	717,870	702,329
Restructuring related and impairment charges	40,443	25,859	9,788
Operating income	3,992	84,883	193,658
Interest income	415	1,172	1,229
Interest expense	12,080	16,865	18,161
Income (loss) from continuing operations before tax	(7,673)	69,190	176,726
Income taxes	(1,414)	23,583	57,280
Income (loss) from continuing operations, less applicable income taxes	(6,259)	45,607	119,446
Discontinued operations, less applicable income taxes	-	-	514
Net income (loss)	(6,259)	45,607	119,960
Less: Net income attributable to the noncontrolling interest	183	157	(418)
Net income (loss) attributable to Parent Company	$(6,442)	$45,450	$120,378
Income (loss) from continuing operations attributable to Parent Company per common share – basic	$(0.14)	$1.03	$2.57
Discontinued operations attributable to Parent Company per common share – basic	-	-	0.01
Net income (loss) attributable to Parent Company per common share – basic	$(0.14)	$1.03	$2.58
Weighted average shares outstanding – basic	44,888,809	44,309,765	46,684,774
Net income (loss) attributable to Parent Company per common share – diluted	$(0.14)	$1.02	$2.55
Discontinued operations attributable to Parent Company per common share – diluted	-	-	0.02
Net income (loss) attributable to Parent Company per common share – diluted	$(0.14)	$1.02	$2.57
Weighted average shares outstanding - diluted	44,888,809	44,433,945	46,925,161

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2009	2008	2007
Assets
Current Assets
Cash and cash equivalents	$87,374	$39,538	$33,881
Short-term investments	5,994	9,750	9,900
Receivables, net	163,732	238,327	288,777
Inventories	65,144	84,290	108,541
Deferred income taxes	20,299	16,313	17,828
Prepaid expenses and other current assets	17,728	29,623	30,145
Total Current Assets	360,271	417,841	489,072
Property, Plant, and Equipment	260,102	315,606	305,431
Goodwill	261,114	268,392	256,834
Other Assets	112,839	163,790	155,639
Total Assets	$994,326	$1,165,629	$1,206,976
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$299,718	$313,431	$367,320
Note payable and current maturities of long-term debt and capital lease obligations	39	54,494	14,715
Current maturities of other long-term obligations	385	5,700	2,426
Total Current Liabilities	300,142	373,625	384,461
Long-Term Debt	200,000	267,300	280,315
Capital Lease Obligations	-	43	776
Other Long-Term Liabilities	50,332	50,399	55,843
Deferred Income Taxes	24,227	25,271	26,672
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	-	-	-
Authorized: 2,000
Issued: None
Common stock - $1 par value	45,093	44,324	44,835
Authorized: 200,000
Issued and outstanding: 2009-45,093; 2008-44,324; 2007-44,835
Additional paid-in capital	19,695	6,037	3,152
Retained Earnings	355,270	400,379	410,075
Accumulated other comprehensive income	(774)	(1,907)	846
Total Parent Company shareholders’ equity	419,284	448,833	458,908
Noncontrolling interest	341	158	1
Total Equity	419,625	448,991	458,909
Total Liabilities and Equity	$994,326	$1,165,629	$1,206,976

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2006	$47,906	$2,807	448,268	$(3,062)	$500	$496,419
Comprehensive income:
Net income			120,378		(418)	119,960
Other comprehensive income				3,908		3,908
Comprehensive income						123,868

Adoption of FIN 48 impact			(509)			(509)

Change in ownership of noncontrolling interest					(81)	(81)

Cash dividends; $0.78 per share			(36,408)			(36,408)
Common shares – treasury:
Shares purchased	(3,582)	(22,439)	(121,654)			(147,675)
Shares issued under Members’ Stock Purchase Plan and stock awards	511	22,784				23,295
Balance, December 29, 2007	$44,835	$3,152	$410,075	$846	$1	$458,909
Comprehensive income:
Net income			45,450		157	45,607
Other comprehensive income				(2,753)		(2,753)
Comprehensive income						42,854

Cash dividends; $0.86 per share			(38,095)			(38,095)
Common shares – treasury:
Shares purchased	(1,005)	(10,497)	(17,051)			(28,553)
Shares issued under Members’ Stock Purchase Plan and stock awards	494	13,382				13,876
Balance, January 3, 2009	$44,324	$6,037	$400,379	$(1,907)	$158	$448,991
Comprehensive income:
Net income (loss)			(6,442)		183	(6,259)
Other comprehensive income				1,133		1,133
Comprehensive income (loss)						(5,126)

Cash dividends; $0.86 per share			(38,667)			(38,667)
Common shares – treasury:
Shares purchased
Shares issued under Members’ Stock Purchase Plan and stock awards	769	13,658				14,426
Balance, January 2, 2010	$45,093	$19,695	$355,270	$(774)	$341	$419,625

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2009	2008	2007
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(6,259)	$45,607	$119,960
Noncash items included in net income:
Depreciation and amortization	74,867	70,155	68,173
Other postretirement and post-employment benefits	1,849	1,509	2,132
Stock-based compensation	3,830	1,616	3,603
Excess tax benefits from stock compensation	(8)	(11)	(808)
Deferred income taxes	(5,844)	2,600	(4,935)
Net loss on sales, retirements and impairments of long-lived assets and intangibles	26,025	22,691	1,662
Stock issued to retirement plan	6,565	6,592	6,611
Other – net	2,338	(4,065)	(744)
Changes in working capital, excluding acquisition and disposition:
Receivables	74,593	58,570	39,941
Inventories	19,146	31,842	20,380
Prepaid expenses and other current assets	9,317	306	2,264
Accounts payable and accrued expenses	(14,313)	(59,145)	30,944
Income taxes	8,514	(1,255)	1,169
Increase (decrease) in other liabilities	(7,415)	(2,643)	835
Net cash flows from (to) operating activities	193,205	174,369	291,187
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(16,017)	(70,083)	(58,568)
Proceeds from sale of property, plant and equipment	6,733	6,191	12,145
Capitalized software	(1,537)	(1,413)	(346)
Acquisition spending, net of cash acquired	(500)	(75,479)	(41,696)
Short-term investments – net	-	(250)	-
Purchase of long-term investments	(9,710)	(10,650)	(24,427)
Sales or maturities of long-term investments	33,872	20,158	20,576
Other – net	440	-	294
Net cash flows from (to) investing activities	13,281	(131,526)	(92,022)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	-	(28,553)	(147,675)
Proceeds from long-term debt	97,000	359,500	289,503
Payments of note and long-term debt and other financing	(219,884)	(334,200)	(309,297)
Proceeds from sale of HNI Corporation common stock	2,893	4,151	9,708
Excess tax benefits from stock compensation	8	11	808
Dividends paid	(38,667)	(38,095)	(36,408)
Net cash flows from (to) financing activities	(158,650)	(37,186)	(193,361)
Net increase (decrease) in cash and cash equivalents	47,836	5,657	5,804
Cash and cash equivalents at beginning of year	39,538	33,881	28,077
Cash and cash equivalents at end of year	$87,374	$39,538	$33,881
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$12,316	$17,160	$18,213
Income taxes	$(4,528)	$22,852	$57,128

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

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2009 ended on January 2, 2010, 2008 ended on January 3, 2009; and 2007 ended on December 29, 2007.  The financial statements for fiscal year 2009 are on a 52-week basis; fiscal 2008 are on a 53-week basis; and fiscal 2007 52-week basis.  A 53-week year occurs approximately every sixth year.

Cash, Cash Equivalents and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  These securities have original maturity dates not exceeding three months from date of purchase.  The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year that are included in Other Assets on the Consolidated Balance Sheet.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and are stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The Corporation recognized $1.5 million of other than temporary impairments on these investments during 2008 due to the length of time and extent of which the market value was below cost and current financial conditions.  These investments were sold in 2009 resulting in a loss of $0.2 million.  Debt securities are normally classified as held-to-maturity and are stated at amortized cost.  Certain debt securities were reclassified to trading securities at the end of 2008 due to the Corporation’s intentions to sell.  A loss of $41,000 was recognized on these securities.  These debt securities were sold in 2009 resulting in a gain of $59,000.  The specific identification method is used to determine realized gains and losses on the trade date.  The Corporation has invested in an investment fund in which the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value through the income statement.

At January 2, 2010, January 3, 2009, and December 29, 2007, cash, cash equivalents and investments consisted of the following:

Year-End 2009 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$-	$250	$-
Investment in target fund	-	5,744	-
Cash and money market accounts	87,374	-	-
Total	$87,374	$5,994	$-

Year-End 2008 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Trading securities
Debt securities	$-	$-	$1,541
Held-to-maturity securities
Certificates of deposit	-	-	250
Debt securities	-	-	181
Available for sale securities
Equity securities	-	-	1,974
Investment in target fund	-	9,750	15,297
Cash and money market accounts	39,538
Total	$39,538	$9,750	$19,243

Year-End 2007 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Debt securities	$-	$-	$1,858
Available for sale securities
Equity securities	-	-	3,138
Investment in target fund	-	9,900	25,705
Cash and money market accounts	33,881	-	-
Total	$33,881	$9,900	$30,701

Receivables
Accounts receivable are presented net of an allowance for doubtful accounts of $6.4 million, $8.8 million, and $11.5 million, for 2009, 2008, and 2007, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses that project the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 82%, 83%, and 87% of its inventory by the last-in, first-out (“LIFO”) method at January 2, 2010, January 3, 2009, and December 29, 2007, respectively.  During 2009 and 2008, inventory quantities were reduced.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $2.4 million and $3.7 million in 2009 and 2008, respectively.  Additionally, the Corporation evaluates its inventory reserves in terms of excess and obsolete exposures.  This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels, and ultimate product sales value.  As such, these factors may change over time causing the reserve level to adjust accordingly.  The reserves for excess and obsolete inventory were $8.2 million, $7.8 million, and $9.1 million, at year-end 2009, 2008, and 2007, respectively.

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

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $67 million are included on the consolidated balance sheet as of the end of fiscal 2009.

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

(In thousands)	2009	2008	2007
Balance at the beginning of the period	$13,948	$12,123	$10,624
Accrual assumed from acquisition	-	250	703
Accruals for warranties issued during the period	13,111	20,008	14,831
Accrual related to pre-existing warranties	(357)	1,368	600
Settlements made during the period	(14,018)	(19,801)	(14,635)
Balance at the end of the period	$12,684	$13,948	$12,123

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

Product Development Costs
Product development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $21.1 million in 2009, $27.8 million in 2008, and $24.0 million in 2007 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  The amounts recorded were $97.1 million in 2009, $169.2 million in 2008 and $164.1 million in 2007.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $12.4 million of accumulated earnings considered to be permanently reinvested as of January 2, 2010.  See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under options and deferred restricted stock have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2009	2008	2007
Numerators:
Numerators for both basic and diluted EPS net income (loss) attributable to parent company	$ (6,442)	$ 45,450	$120,378
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,889	44,310	46,685
Potentially dilutive shares from stock option plans	-	124	240

Denominator for diluted EPS	44,889	44,434	46,925

Earnings per share – basic	$(0.14)	$1.03	$2.58
Earnings per share – diluted	$(0.14)	$1.02	$2.57

None of the outstanding stock options or restricted stock units was included in the computation of diluted EPS at January 2, 2010, as all would be anti-dilutive due to the current period loss.

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2008 and 2007, because their inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion for 2008 was 1,350,886; and for 2007 was 412,916.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant areas requiring the use of management estimates relate to allowance for doubtful accounts, inventory reserves, marketing program accruals, warranty accruals, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Self-Insurance
The Corporation is partially self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of January 2, 2010, these liabilities totaled $27 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Reclassifications
Prior periods Statements of Income, Balance Sheets, Statements of Shareholders’ Equity and Statements of Cash Flows have been restated in accordance with the new guidance on noncontrolling interest classification requirements.  Certain reclassifications have been made within the footnotes to conform to the current year presentation.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) provided enhanced guidance for using fair value to measure assets and liabilities for financial assets and liabilities.  The guidance also expanded the amount of required disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The Corporation adopted the guidance with regard to its financial assets and liabilities on December 30, 2007, the beginning of its 2008 fiscal year and with regard to its nonfinancial assets and liabilities on January 4, 2009, the beginning of its 2009 fiscal year.  The adoption did not have a material impact on its financial statements.

In February, 2007, the FASB issued guidance which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Corporation adopted the guidance December 30, 2007, the beginning of fiscal 2008.  As the Corporation did not elect to fair value any additional assets or liabilities it did not have a material impact on its financial statements.

In December 2007, the FASB issued new guidance which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Corporation adopted the guidance January 4, 2009, the beginning of fiscal 2009.  As a result of the adoption, the Corporation has reported noncontrolling interests as a component of equity in its Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in its Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification requirements.

In March 2008, the FASB expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity.  The Corporation adopted the new guidance as of January 4, 2009.

In June 2009, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).  The Corporation adopted the new guidance beginning October 3, 2009.  This guidance had no impact on the Corporation’s financial statements.

Restructuring Related and Impairment Charges
During 2009, the Corporation made the decision to close three office furniture facilities in South Gate, California; Louisburg, North Carolina and Owensboro, Kentucky and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of these facilities, the Corporation recorded $12.6 million of pre-tax charges which included $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $9.9 million of severance and facility exit costs which were recorded as restructuring costs in 2009.  The Corporation expects to incur additional restructuring and transition costs in 2010 of approximately $3 to $4 million in connection with these closures.

The Corporation made the decision to consolidate significant production from its hearth product Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation will close hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfer operations to its Mount Pleasant facility.  The Corporation’s hearth product segment disposed and consolidated several retail and distribution locations during 2009.  In connection with these activities, the Corporation recorded $6.7 million of pre-tax charges which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $5.5 million of severance and facility exit costs which were recorded as restructuring costs in 2009.  These included accelerated depreciation of $1.4 million and write-off of goodwill of $0.6 million, which were non-cash transactions.

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

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2007.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 30, 2006	$841	$-	$841
Restructuring charges	3,539	3,523	7,062
Cash payments	(522)	(2,533)	(3,055)
Restructuring reserve at December 29, 2007	$3,858	$990	$4,848
Restructuring charges	(135)	4,197	4,062
Cash payments	(3,568)	(4,963)	(8,531)
Restructuring reserve at January 3, 2009	$155	$224	$379
Restructuring charges	8,168	5,166	13,334
Cash Payments	(3,934)	(3,821)	(7,755)
Restructuring reserve At January 2, 2010	$4,389	$1,569	$5,958

The Corporation recorded $25.0 million and $21.8 million of goodwill and trade name impairment charges in 2009 and 2008, respectively, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, as a result of its annual impairment testing.  See Goodwill and Other Intangible Assets footnote for more information.

The Corporation made the decision in 2007 to sell several small non-core components of its office furniture services business and recorded $2.7 million of impairment charges, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, to reduce the assets being held for sale to fair market value.

Business Combinations
The Corporation completed the acquisition of HBF, a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The transaction was funded on March 31, 2008 with the proceeds of the Corporation’s revolving credit facility.  The Corporation finalized the allocation of the purchase price during the fourth quarter of 2008.  There were approximately $32.7 million of intangible assets other than goodwill associated with this acquisition.  Of these acquired intangible assets, $19.8 million was assigned to a trade name that is not subject to amortization.  The remaining $12.9 million have estimated useful lives ranging from four to twenty years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There was approximately $33.0 million of goodwill associated with this acquisition assigned to the office furniture segment.  The goodwill is deductible for income tax purposes.

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

Summarized financial information for discontinued operations is as follows:

(in thousands)	2009	2008	2007
Discontinued Operations:
Operating income (loss) before tax	$-	$-	$796
Income tax	-	-	282
Net income (loss) from discontinued operations	-	-	514

Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	-	-	-
Benefit for income tax	-	-	-
Net impairment loss on discontinued operations	-	-	-
Discontinued operations, net of income tax	$-	$-	$514

Inventories
(In thousands)	2009	2008	2007
Finished products	$48,198	$51,807	$76,804
Materials and work in process	40,322	60,155	52,641
LIFO reserve	(23,376)	(27,672)	(20,904)
	$65,144	$84,290	$108,541

Property, Plant, and Equipment
(In thousands)	2009	2008	2007
Land and land improvements	$21,815	$23,753	$23,805
Buildings	267,596	277,898	268,650
Machinery and equipment	490,287	525,996	501,950
Construction and equipment installation in progress	8,377	21,738	25,858
	788,075	849,385	820,263
Less: accumulated depreciation	527,973	533,779	514,832
	$260,102	$315,606	$305,431

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which seven contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 11.0% to 12.0%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all the reporting units’ fair values is compared to the Corporation’s market capitalization.

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

As a result of the review performed in the fourth quarter of 2009, the Corporation determined the carrying amount of a reporting unit acquired in the previous year in the office furniture segment exceeded its fair value.  Management then compared the carrying value of goodwill to the implied fair value of the goodwill of this reporting unit, and concluded that $7 million of impairment charges needed to be recognized.  Goodwill of $24 million remains on the balance sheet of this reporting unit as of January 2, 2010.  The Corporation recorded $17 million of impairment charges in 2008.  The reporting units impacted included an office furniture services unit, dealer distribution unit, and a recent acquisition with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The changes to fair value in the reporting unit that triggered impairment charges in the fourth quarter were primarily attributable to the continued deterioration in market conditions which became apparent in the fourth quarter as management completed its annual strategic planning process and caused management to change its estimates of the timing of market recovery.  The Corporation factored these current market conditions and estimates into its projected forecasts of sales, operating income and cash flows of each reporting unit through the course of its strategic planning process completed in the fourth quarter.

The significant estimates and assumptions used in estimating future cash flows of its reporting units are based on management’s view of longer-term broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of products sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital.  The Corporation’s cash flow projections in most of its reporting units assumed virtually flat revenue and cash flows in 2010 and that significant recovery would not begin until 2011.  As a reasonableness test, management also compared the market capitalization of the Corporation at January 2, 2010 to the aggregate fair value of the reporting units, resulting in an implied control premium of approximately 25 percent.  Management believes this implied control premium is reasonable, in light of the synergies across its operating units, lean manufacturing environment and strong position in the markets it serves.

The Corporation also owns trade names having a net value of $42.1 million as of January 2, 2010, $60.6 million as of January 3, 2009, and $43.5 million as of December 29, 2007.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2009 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review the Corporation determined the carrying value of certain trade names acquired over the past few years in the office furniture segment exceeded their fair value and recorded a $18 million impairment charge.  The Corporation recorded a $5 million impairment charge for certain office furniture trade names in 2008.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2009	2008	2007
Patents	$19,325	$19,325	$18,780
Customer lists and other	115,451	115,664	101,320
Less: accumulated amortization	68,004	56,098	45,833
Net intangible assets	$66,772	$78,891	$74,267

Amortization expense for definite-lived intangibles for 2009, 2008, and 2007, was $12.1 million, $10.3 million, and $9.2 million, respectively and was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2010	2011	2012	2013	2014
Amortization expense	$9.0	$6.8	$5.9	$5.4	$4.8

The occurrence of events such as acquisitions, dispositions, or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since December 30, 2006, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 30, 2006
Goodwill	$90,469	$166,946	$257,415
Accumulated impairment losses	(5,654)	-	(5,654)
	84,815	166,946	251,761
Goodwill acquired during the year	3,510	5,003	8,513
Impairment losses	-	-	-
Goodwill related to the sale of business units	(710)	(389)	(1,099)
Final purchase price allocations/contingent payments from prior year acquisitions	(2,341)	-	(2,341)
Balance as of December 29, 2007
Goodwill	90,928	171,560	262,488
Accumulated impairment losses	(5,654)	-	(5,654)
	85,274	171,560	256,834
Goodwill acquired during the year	33,020	-	33,020
Impairment losses	(16,955)	-	(16,955)
Goodwill related to the sale of business units		(355)	(355)
Final purchase price allocations/contingent payments from prior year acquisitions		(4,152)	(4,152)
Balance as of January 3, 2009
Goodwill	123,948	167,053	291,001
Accumulated impairment losses	(22,609)	-	(22,609)
	101,339	167,053	268,392
Goodwill acquired during the year	-	-	-
Impairment losses	(6,750)	-	(6,750)
Goodwill related to the sale of business units	-	(1,028)	(1,028)
Final purchase price allocations/contingent payments from prior year acquisitions	-	500	500
Balance as of January 2, 2010
Goodwill	123,948	166,525	290,473
Accumulated impairment losses	(29,359)	-	(29,359)
	$94,589	$166,525	$261,114

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decreases in goodwill in the office furniture segment in 2009 and 2008 were due to the impairment charges described above.  The decrease in goodwill in the office furniture segment in 2007 is due to goodwill associated with office services business units held for sale and final purchase price allocations for previous acquisitions.  The decreases in the hearth products segment relates to the sale of a few small service and distribution locations and final purchase price allocations for previous acquisitions.

Accounts Payable and Accrued Expenses
(In thousands)	2009	2008	2007
Trade accounts payable	$114,448	$96,820	$133,293
Compensation	24,978	27,764	30,544
Profit sharing and retirement expense	19,668	26,905	30,441
Marketing expenses	26,391	51,786	61,568
Freight	15,972	11,586	13,980
Other accrued expenses	98,261	98,570	97,494
	$299,718	$313,431	$367,320

Long-Term Debt
(In thousands)	2009	2008	2007
Note payable to bank, revolving credit agreement with interest at a variable rate (2009-0.54%; 2008-0.79%; 2007-5.46%)	$50,000	$107,500	$128,000
Note payable to bank, with interest at a fixed rate (2008-3.08%; 2007-5.03%)	-	14,294	14,205
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Note payable to bank, with interest at a variable rate (2008-2.36%)	-	47,500	-
Industrial development revenue bonds, payable 2018 with interest at a variable rate (2008-1.40%; 2007-3.55%)	-	2,300	2,300
Other notes and amounts	-	-	63
Total debt	200,000	321,594	294,568
Less: current portion	-	54,294	14,253
Long-term debt	$200,000	$267,300	$280,315

Aggregate maturities of long-term debt are as follows:
(In thousands)
2010	$-
2011	50,000
2012	-
2013	-
2014	-
Thereafter	$150,000

On January 28, 2005, the Corporation replaced a $136 million revolving credit facility entered into on May 10, 2002 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $300 million) or reduction from time to time according to the terms of the facility.  On December 22, 2005, the Corporation increased the facility to the maximum amount of $300 million.  Amounts borrowed under the revolving credit facility may be borrowed, repaid, and reborrowed from time to time until January 28, 2011.  As of January 2, 2010, $50 million was outstanding under the revolving credit facility and classified as long-term.

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

On June 30, 2008, the Corporation entered into a Credit Agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The Corporation paid off the term loan during 2009.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2009 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated to be $151 million, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2009	2008	2007
Current:
Federal	$5,400	$18,165	$53,965
State	(278)	2,402	6,588
Foreign	780	482	811
Current provision	5,902	21,049	61,364
Deferred:
Federal	(5,065)	3,265	(3,031)
State	(2,673)	222	(353)
Foreign	422	(954)	(418)
Deferred provision	(7,316)	2,533	(3,802)
	$(1,414)	$23,582	$57,562

The differences between the actual tax expense (benefit) and tax expense (benefit) computed at the statutory U.S. Federal tax rate are explained as follows:

	2009	2008	2007
Federal statutory tax expense (benefit)	$(2,750)	$24,161	$62,000
State taxes, net of federal tax effect	(1,919)	1,813	4,049
Credit for increasing research activities	(1,100)	(1,700)	(1,600)
Deduction related to domestic production activities	(316)	(1,242)	(2,383)
Foreign income tax	1,202	543	393
Excludable foreign income	(670)	(1,096)	(3,555)
True-up of deferred tax items	2,137	436	(1,028)
Basis in subsidiary	4,378	(3,073)	-
Valuation allowance	(3,073)	3,073	-
Uncertain tax positions	636	814	911
Other tax credits	(213)	(400)	(400)
Other – net	274	254	(1,107)
Total income tax expense (benefit)	$(1,414)	$23,583	$57,280

The Corporation recorded additional deferred tax assets in 2008 for the tax basis in the stock of a subsidiary in excess of the net tax basis of the subsidiary’s assets and liabilities.  As a result of managements change in intent of potential disposition of this subsidiary the deferred tax assets and related valuation allowance were reduced.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2009	2008	2007
Net long-term deferred tax liabilities:
Tax over book depreciation	$1,334	$(1,028)	$1,614
Compensation	3,221	3,175	4,624
Goodwill	(40,314)	(42,802)	(38,559)
Basis in subsidiary	-	5,314	-
Valuation allowance	-	(1,981)	-
Other – net	11,532	12,051	5,649
Total net long-term deferred tax liabilities	(24,227)	(25,271)	(26,672)
Net current deferred tax assets:
Allowance for doubtful accounts	2,337	2,601	3,491
Vacation accrual	4,029	3,646	5,302
Inventory differences	3,845	3,878	2,572
Deferred income	(2,798)	(3,836)	(4,484)
Warranty accruals	4,742	5,177	4,234
Valuation allowance	-	(1,092)	-
Other – net	8,144	5,939	6,713
Total net current deferred tax assets	20,299	16,313	17,828
Net deferred tax (liabilities) assets	$(3,928)	$(8,958)	$(8,844)

The Corporation adopted new FASB authoritative guidance on accounting for uncertainty in income taxes effective December 31, 2006, the beginning of fiscal 2007.  As a result of the adoption, the Corporation recognized a $1.7 million increase in the liability for unrecognized benefits.  This increase in liability resulted in a decrease to the December 31, 2006 retained earnings balance in the amount of $0.5 million and a reduction in deferred tax liabilities of $1.2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2009	2008	2007
Unrecognized tax benefits, beginning of period	$3,646	$2,839	$3,895
Increases (decreases) in positions taken in a prior period	(71)	796	49
Decreases in positions taken in a prior period	(500)	(52)	(6)
Increases in positions taken in a current period	651	834	1,018
Decrease due to settlements	(204)	(391)	(2,117)
Decrease due to lapse of statute of limitations	(76)	(380)	-
Unrecognized tax benefits, end of period	$3,446	$3,646	$2,839

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $3.2 million at January 2, 2010, $3.2 million at January 3, 2009 and $2.3 million at December 29, 2007.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $0.1 million.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.4 million,  $0.4 million, and $0.4 million as of January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2004 with no issues pending or unresolved.  The years 2005 through 2009 remain open for examination by the IRS.  The years 2005 through 2009 are currently under examination or remain open to examination by several states.

As of January 2, 2010, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statues of limitation.  It is not expected that any of the changes will be material individually or in total to the results or financial position of the Corporation.

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

In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month LIBOR as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s Consolidated Balance Sheet.  The interest rate swap agreement matures in 2011.

The aggregate fair market value of the interest rate swap as of January 2, 2010 was a liability of $2.5 million, of which $1.9 million is included in current liabilities and $0.6 million is included in long-term liabilities in the Corporation's Consolidated Balance Sheet as of January 2, 2010.  For the year ended January 2, 2010, the Corporation recorded a deferred net loss of $1.1 million in other comprehensive income and reclassified $1.7 million of losses from other comprehensive income to current period earnings as interest expense in its Consolidated Statements of Income.

As of January 2, 2010, $1.2 million of deferred net losses, net of tax, included in equity (“Accumulated other comprehensive income” in the Corporation’s Consolidated Balance Sheets) related to this interest rate swap, are expected to be reclassified to current earnings (“Interest expense” in the Corporation’s Consolidated Statement of Income) over the next twelve months.

Fair Value Measurements of Financial Instruments
For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and its investment in target funds.  The marketable securities were comprised of investments in money market funds.  The target funds are reported as both current and noncurrent assets based on the portion that is anticipated to be used for current operations.  When available the Corporation uses quoted market prices to determine fair value and classify such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value for the year ended January 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$-	$5,744	$-
Derivative financial instrument	$(2,548)	$-	$(2,548)	$-

Assets measured at fair value for the Corporation’s fiscal year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$3,696	$3,696	$-	$-
Investment in target funds	$25,047	$-	$25,047	$-
Derivative financial instrument	$(3,106)	$-	$(3,106)	$-

Shareholders’ Equity
	2009	2008	2007
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	45,093,379	44,324,409	44,834,519
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding		-	-

The Corporation purchased 0; 1,004,700; and 3,581,707 shares of its common stock during 2009, 2008, and 2007, respectively.  The par value method of accounting is used for common stock repurchases.  The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings on the Corporation’s Consolidated Balance Sheet.

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

(in thousands)	2009	2008	2007
Net income (loss)	$(6,259)	$45,607	$119,960
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	(94)	1,355	765
Change in unrealized gains (losses) on marketable securities	134	14	(148)
Change in pension and postretirement liability	745	(2,184)	3,291
Change in derivative financial instruments	348	(1,938)	-
Comprehensive income (loss)	(5,126)	42,854	123,868
Comprehensive income attributable to noncontrolling interest	183	157	(418)
Comprehensive income (loss) attributable to HNI Corporation	$(5,309)	$42,697	$124,286

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 30, 2006	$1,500	$-	$(4,562)	$-	$(3,062)
Change during year	765	(148)	3,291	-	3,908
Balance at December 29, 2007	2,265	(148)	(1,271)	-	846
Change during year	1,355	14	(2,184)	(1,938)	(2,753)
Balance at January 3, 2009	3,620	(134)	(3,455)	(1,938)	(1,907)
Change during year	(94)	134	745	348	1,133
Balance at January 2, 2010	$3,526	$-	$(2,710)	$(1,590)	$(774)

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  This plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock of the Corporation and awards of Corporation common stock.  The plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Upon approval of this plan in May 2007, no awards are granted under the 1997 Equity Plan for Non-Employee Directors of HNI Corporation, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  During 2009, 2008, and 2007, 39,914; 31,599; and 17,349 shares, respectively, of Corporation common stock were issued under these plans.

Cash dividends declared and paid per share for each year are:

(In dollars)	2009	2008	2007
Common shares	$.86	$.86	$.78

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan, as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were registered for issuance to participating members.  On June 12, 2009 an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all members who customarily work 20 hours or more per week and who customarily work for five months or more in any calendar year.  The price of the stock purchased under the plan is 85% of the closing price on the exercise date.  No member may purchase stock under the plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2009, 147,723 shares of common stock were issued under the plan at an average price of $13.77.  During 2008, 209,061 shares of common stock were issued under the plan at an average price of $17.90.  During 2007, 127,436 shares of common stock were issued under the plan at an average price of $33.43.  An additional 923,396 shares were available for issuance under the plan at January 2, 2010.

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

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), as amended effective May 8, 2007, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 2, 2010, there were approximately 3.3 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock awarded under the Plan is expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has a shareholder approved Members’ Stock Purchase Plan (the “MSP Plan”).  The price of the stock purchased under the MSP Plan is 85% of the closing price on the applicable purchase date.  During 2009, 147,723 shares of the Corporation’s common stock were issued under the MSP Plan at an average price of $13.77.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost that has been charged against operations for the two plans described above was $3.8 million, $1.6 million, and $3.6 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million, $0.5 million, and $1.2 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

The stock compensation expense for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Year Ended Jan. 2, 2010	Year Ended Jan. 3, 2009	Year Ended Dec. 29, 2007
Expected term	7 years	7 years	7 years
Expected volatility:
Range used	33.83%	25.62% - 30.61%	26.97%
Weighted-average	33.83%	26.15%	26.97%
Expected dividend yield:
Range used	4.00%	2.71% - 5.06%	1.60%
Weighted-average	4.00%	3.11%	1.60%
Risk-free interest rate:
Range used	3.04%	3.48% - 4.62%	4.71%

Expected volatilities are based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation normally uses the current dividend yield as there are no plans to substantially increase or decrease its dividends.  For options issued in February, 2009 the Corporation used the average dividend yield over the prior two years due to the large drop in the market at the date of grant resulting in an unsustainable dividend yield.  The Corporation elected to continue to use the simplified method to determine the expected term since the awards qualified as “plain vanilla” options.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2007.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 30, 2006	1,173,616	$35.27
Granted	185,823	48.66
Exercised	(214,000)	24.86
Forfeited	(102,373)	46.14
Outstanding at December 29, 2007	1,043,066	$38.72
Granted	560,786	28.70
Exercised	(19,500)	21.00
Forfeited or Expired	(119,293)	38.13
Outstanding at January 3, 2009	1,465,059	$35.17
Granted	497,734	10.36
Exercised	(41,750)	18.31
Forfeited or Expired	(65,409)	31.22
Outstanding at January 2, 2010	1,855,634	$29.03

A summary of the Corporation’s nonvested shares as of January 2, 2010 and changes during the year are presented below:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 3, 2009	872,409	$11.11
Granted	497,734	2.53
Vested	(121,200)	15.77
Forfeited	(35,009)	9.59
Nonvested at January 2, 2010	1,213,934	$7.17

At January 2, 2010, there was $3.0 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.2 years.  Information about stock options that are vested or expected to vest and that are exercisable at January 2, 2010, follows:
Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	1,720,542	$29.50	6.6	-
Exercisable	670,700	$34.43	3.6	-

The weighted-average grant-date fair value of options granted was $2.53, $6.64, and $15.67, for 2009, 2008, and  2007, respectively.  Other information for the last three years follows:

(In thousands)	Jan. 2, 2010	Jan. 3, 2009	Dec. 29, 2007
Total fair value of shares vested	$1,911	$2,358	$2,261
Total intrinsic value of options exercised	312	222	4,673
Cash received from exercise of stock options	307	410	5,321
Tax benefit realized from exercise of stock options	109	79	1,551

In 2009 the Corporation issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

During the year ended January 2, 2010, RSU activity was as follows:
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2009	-
Granted	698,641	$7.87
Vested	-	-
Forfeited	(17,685)	7.84
Outstanding at January 2, 2010	680,956	$7.87

At January 2, 2010, there was $3.4 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted average period of 1.2 years.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $20.3 million, $24.5 million, and $28.1 million, in 2009, 2008, and 2007, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $6.6 million in 2009, 2008, and 2007.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly members at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $291,000, $0, and $0, in 2009, 2008, and 2007, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees.  Pension expense for this plan amounted to $217,000, $320,000, and $376,000, in 2009, 2008, and 2007, respectively.

Postretirement Health Care
Guidance on employers’ accounting for other postretirement plans requires recognition of the overfunded or underfunded status on the balance sheet.  Under this guidance, gains and losses, prior services costs and credits and any remaining transition amounts under previous guidance that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

(In thousands)	2009	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$14,864	$15,603	$19,082
Service cost	391	396	480
Interest cost	959	963	1,067
Plan changes	-	-	(584)
Benefits paid	(823)	(1,147)	(1,361)
Actuarial (gain)/loss	(137)	(951)	(3,081)
Benefit obligation at end of year	$15,254	$14,864	$15,603

Change in plan assets
Fair value at beginning of year	$-	$5,819	$6,693
Actual return on assets	-	(274)	487
Employer contribution	823	159	-
Transferred out	-	(4,557)	-
Benefits paid	(823)	(1,147)	(1,361)
Fair value at end of year	$-	$-	$5,819

Funded Status of Plan	$(15,254)	$(14,864)	$(9,784)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,067	$1,089	$-
Noncurrent liabilities	$14,187	$13,775	$9,784

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$(1,720)	$(1,592)	$(1,273)
Transition (asset)/obligation	1,639	2,147	2,654
Prior service cost	-	-	-
	$(81)	$555	$1,381

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$555	$1,381	$6,118
Actuarial (gain)/loss	(137)	(319)	-
Amortization of actuarial gain or loss	9	-	(3,342)
Amortization of transition amount	(508)	(507)	(964)
Amortization of prior service cost	-	-	(431)
Amount disclosed at end of year	$(81)	$555	$1,381

Estimated Future Benefit Payments (In thousands)
Fiscal 2010	1,067
Fiscal 2011	1,055
Fiscal 2012	1,047
Fiscal 2013	1,046
Fiscal 2014	1,052
Fiscal 2015 – 2019	5,738
Expected Contributions During Fiscal 2010
Total	$1,067

The discount rates at fiscal year-end 2009, 2008, and 2007, were 5.7%, 6.7%, and 6.4%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  Approximately $4.5 million of assets previously held in a voluntary employee benefit association (VEBA) fund designated to pay retiree healthcare claims were transferred into a VEBA fund designated to pay active healthcare claims during 2008.  As such there were no funds designated as plan assets as of end of 2008 and 2009.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2010
Service cost	$391
Interest cost	959
Amortization of net (gain)/loss	(9)
Amortization of unrecognized transition (asset)/obligation	508
Net periodic postretirement benefit cost/(income)	$1,849

A discount rate of 5.7% was used to determine net periodic benefit cost for 2010.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2009 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2010	$40	$31,640
2011	0	26,863
2012	-	13,094
2013	-	6,648
2014	-	5,855
Thereafter	-	13,691
Total minimum lease payments	40	$97,791
Less: amount representing interest	1
Present value of net minimum lease payments, including current maturities of $39	$39

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2009	2008	2007
Buildings	$-	$-	$3,299
Machinery and equipment	438	869	906
Office equipment	-	-	-
	438	869	4,205
Less: allowances for depreciation	148	126	3,084
	$290	$743	$1,121

The Corporation purchased the leased building and sold it during 2008.

Rent expense for the years 2009, 2008, and 2007, amounted to approximately $39.4 million, $43.2 million, and $35.6 million, respectively.  The Corporation has an operating lease for a production facility with annual rentals totaling approximately $401,000 with a corporation in which the minority owner of one of the Corporation’s consolidated subsidiaries is an investor.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2009, 2008, and 2007.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $18 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Significant Customer
One office furniture customer accounted for approximately 9%, 10%, and 11% of consolidated net sales in 2009, 2008, and 2007, respectively.

Operating Segment Information
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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2009, 2008, and 2007, is as follows for continuing operations:

(In thousands)	2009	2008	2007
Net sales:
Office furniture	$1,370,197	$2,054,037	$2,108,439
Hearth products	286,092	423,550	462,033
	$1,656,289	$2,477,587	$2,570,472
Operating profit:
Office furniture (a)	$50,376	$101,447	$195,274
Hearth products (b)	(17,194)	11,759	36,444
Total operating profit	33,182	113,206	231,718
Unallocated corporate expenses	(40,855)	(44,016)	(53,992)
Income (loss) before income taxes	$(7,673)	$69,190	$177,726
Depreciation and amortization expense:
Office furniture	$52,137	$50,511	$49,294
Hearth products	19,041	15,212	14,453
General corporate	3,689	4,432	4,426
	$74,867	$70,155	$68,173
Capital expenditures:
Office furniture	$13,482	$59,101	$47,408
Hearth products	3,484	10,530	8,736
General corporate	588	1,865	2,770
	$17,554	$71,496	$58,914
Identifiable assets:
Office furniture	$579,187	$730,348	$724,447
Hearth products	291,518	326,168	356,273
General corporate	123,621	109,113	126,256
	$994,326	$1,165,629	$1,206,976

(a)
Included in operating profit for the office furniture segment are pretax charges of $34.9, $25.5 million, and $8.7 million, for closing of facilities and impairment charges in 2009, 2008, and 2007, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $5.5, $0.3 million, and $1.1 million for closing facilities in 2009, 2008, and 2007, respectively.

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

Year-End 2009: (In thousands, except per share data)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net sales	$405,666		$382,990	$453,956	$413,677
Cost of products sold	280,931		253,509	287,352	263,716
Gross profit	124,735		129,481	166,604	149,961
Selling and administrative expenses	136,257		124,766	129,897	135,426
Restructuring related charges (income)	5,085		3,878	4,440	27,040
Operating income (loss)	(16,607)		837	32,267	(12,505)
Interest income (expense) – net	(3,063)		(2,924)	(3,116)	(2,562)
Income (loss) from continuing operations before tax	(19,670)		(2,087)	29,151	(15,067)
Income taxes	(7,811)		(697)	11,391	(4,297)
Net income attributable to the noncontrolling interest	27		7	146	3
Net income (loss) attributable to Parent Company	$(11,886)	$	(1,397)	$17,614	$(10,773)
Net income (loss) per common share – basic	$(0.27)		$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – basic	44,612		44,895	44,994	45,054
Net income (loss) per common share – diluted	$(0.27)		$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – diluted	44,612		44,895	45,598	45,054
As a Percentage of Net Sales
Net sales	100.0%		100.0%	100.0%	100.0%
Gross profit	30.7		33.8	36.7	36.3
Selling and administrative expenses	33.6		32.6	28.6	32.7
Restructuring related charges	1.3		1.0	1.0	6.5
Operating income (loss)	(4.1)		0.2	7.1	(3.0)
Income taxes	(1.9)		(0.2)	2.5	(1.0)
Net income (loss) attributable to Parent Company	(2.9)		(0.4)	3.9	(2.6)

Year-End 2008: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$563,383	$613,114	$663,141	$637,949
Cost of products sold	379,345	403,671	438,423	427,536
Gross profit	184,038	209,443	224,718	210,413
Selling and administrative expenses	172,555	182,673	189,577	173,065
Restructuring related charges (income)	818	2,029	1,497	21,515
Operating income	10,665	24,741	33,644	15,833
Interest income (expense) – net	(3,414)	(4,184)	(4,037)	(4,058)
Income from continuing operations before tax	7,251	20,557	29,607	11,775
Income taxes	3,130	7,098	10,101	3,254
Net income attributable to the noncontrolling interest	144	(10)	17	6
Net income attributable to Parent Company	$3,977	$13,469	$19,489	$8,515
Net income per common share – basic	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – basic	44,537	44,233	44,213	44,259
Net income per common share – diluted	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – diluted	44,706	44,370	44,340	44,386
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.7	34.2	33.9	33.0
Selling and administrative expenses	30.6	29.8	28.6	27.1
Restructuring related charges	0.1	0.3	0.2	3.4
Operating income	1.9	4.0	5.1	2.5
Income taxes	0.6	1.2	1.5	0.5
Net income attributable to Parent Company	0.7	2.2	2.9	1.3

Year-End 2007: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$609,200	$618,160	$674,628	$668,484
Cost of products sold	402,500	402,523	434,385	425,289
Gross profit	206,700	215,637	240,243	243,195
Selling and administrative expenses	170,814	169,559	176,904	185,052
Restructuring related charges (income)	(136)	728	4,264	4,932
Operating income	36,022	45,350	59,075	53,211
Interest income (expense) – net	(4,036)	(4,578)	(4,489)	(3,829)
Income from continuing operations before tax	31,986	40,772	54,586	49,382
Income taxes	11,379	14,417	19,377	12,107
Net income attributable to the noncontrolling interest	(44)	(38)	(98)	(238)
Income from continuing operations	20,651	26,393	35,307	37,513
Discontinued operations, less applicable taxes	30	484	-	-
Net income attributable to Parent Company	$20,681	$26,877	$35,307	$37,513
Net income from continuing operations – basic	$.43	$.56	$.76	$.82
Net income from discontinued operations – basic	.00	.01	-	-
Net income per common share – basic	$.43	$.57	$.76	$.82
Weighted-average common shares outstanding – basic	47,996	46,937	46,256	45,550
Net income from continuing operations – diluted	$.43	$.56	$.76	$.82
Net income from discontinued operations – diluted	.00	.01	-	-
Net income per common share – diluted	$.43	$.57	$.76	$.82
Weighted-average common shares outstanding – diluted	48,278	47,199	46,487	45,775
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.9	34.9	35.6	36.4
Selling and administrative expenses	28.0	27.4	26.2	27.7
Restructuring related charges	(0.0)	0.1	0.6	0.7
Operating income	5.9	7.3	8.8	8.0
Income taxes	1.9	2.3	2.9	1.8
Income from continuing operations	3.4	4.3	5.2	5.6
Discontinued operations, less applicable taxes	0.0	0.1	-	-
Net income attributable to Parent Company	3.4	4.3	5.2	5.6

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2009 – 2007

2009 by Quarter	High	Low	Dividends per Share
1st	$17.29	$7.70	$.215
2nd	19.00	11.00	.215
3rd	24.26	15.85	.215
4th	29.40	21.94	.215
Total Dividends Paid			$.86

2008 by Quarter	High	Low	Dividends per Share
1st	$37.97	$26.64	$.215
2nd	28.37	18.07	.215
3rd	34.37	16.71	.215
4th	25.76	9.09	.215
Total Dividends Paid			$.86

2007 by Quarter	High	Low	Dividends per Share
1st	$51.65	$43.95	$.195
2nd	47.94	40.14	.195
3rd	45.35	35.56	.195
4th	44.32	33.79	.195
Total Dividends Paid			$.78

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2009 – 2005

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2009	$29.40	$7.70	$(0.14)	(210)	(55)
2008	37.97	9.09	1.02	37	9
2007	51.65	33.79	2.57	20	13
2006	61.68	38.34	2.45	25	16
2005	62.41	38.80	2.50	25	16
Five-Year Average				(21)	(0)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

January 2, 2010

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)

Year ended January 2, 2010:
Allowance for doubtful accounts	$8,788	$2,511	-	$4,889	(A)	$6,410
Valuation allowance for deferred tax asset	3,073	(3,073)	-	-		-

Year ended January 3, 2009:
Allowance for doubtful accounts	$11,458	$3,107	-	$5,777	(A)	$8,788
Valuation allowance for deferred tax asset	-	$3,073	-	-		$3,073

Year ended December 29, 2007:
Allowance for doubtful accounts	$12,796	$3,906	-	$5,244	(A)	$11,458

Note A:  Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended+

(3.2)	By-laws of HNI Corporation, as amended+

(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2009*

(10.2)	2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended*+

(10.3)	Form of HNI Corporation Change In Control Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2006*

(10.4)
HNI Corporation ERISA Supplemental Retirement Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10.5)	Form of HNI Corporation Amended and Restated Indemnity Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007*

(10.6)	Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement*+

(10.7)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009*

(10.8)
Credit Agreement dated as of January 28, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 2, 2005

(10.9)
Description of Material Compensatory Arrangements Contained in Offer Letter between HNI Corporation and Kurt Tjaden, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.10)
HNI Corporation Long-Term Performance Plan, as amended effective January 1, 2005, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

Exhibit Number	Description of Document

(10.11)
First Amendment to Credit Agreement dated as of December 22, 2005, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2006

(10.12)	HNI Corporation Executive Deferred Compensation Plan, as amended*+

(10.13)
Second Amendment to Credit Agreement dated as of April 6, 2006, by and among HNI Corporation as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.14)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.15)	HNI Corporation Directors Deferred Compensation Plan, as amended*+

(10.16)
Third Amendment to Credit Agreement dated as of November 8, 2006, by and among HNI Corporation as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2006

(10.17)
HNI Corporation Executive Bonus Plan as amended effective January 1, 2005, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007*

(10.18)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*

(10.19)
HNI Corporation Stock-Based Compensation Plan, as amended effective August 8, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006*

(10.20)
Form of Exercise of Stock Option granted under the HNI Corporation Stock-Based Compensation Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.21)	Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 22, 2005*

Exhibit Number	Description of Document

(10.22)
Fourth Amendment to Credit Agreement dated as of June 20, 2008, by and among HNI Corporation as Borrower, certain domestic subsidiaries of the Borrower from time to time party thereto as Guarantors, the lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2008

(10.23)
Credit Agreement dated as of June 30, 2008, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation from time to time party thereto, as Guarantors, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 7, 2008

(10.24)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009*

(10.25)	Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement*+

(10.26)	Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement*+

(21)	Subsidiaries of the Registrant+

(23)	Consent of Independent Registered Public Accounting Firm+

(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

* Indicates management contract or compensatory plan.
+  Filed herewith.