Form 10-Q
period 2010-04-03
HNI CORP
filed 2010-05-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010.

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
YES       X                     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).          YES                  NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      X                                                                                               Accelerated filer
Non-accelerated filer                 (Do not check if a smaller reporting company)       Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 3, 2010 45,217,413

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets April 3, 2010, and January 2, 2010	3

Condensed Consolidated Statements of Income Three Months Ended April 3, 2010, and April 4, 2009	5

Condensed Consolidated Statements of Cash Flows Three Months Ended April 3, 2010, and April 4, 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities - None	-

Item 5. Other Information – None	-

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 3, 2010 (Unaudited)	Jan. 2, 2010
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$43,041	$87,374
Short-term investments	7,972	5,994
Receivables	157,467	163,732
Inventories (Note C)	64,925	65,144
Deferred income taxes	18,508	20,299
Prepaid expenses and other current assets	23,040	17,728
Total Current Assets	314,953	360,271

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,710	21,815
Buildings	264,955	267,596
Machinery and equipment	486,887	490,287
Construction in progress	7,624	8,377
	781,176	788,075
Less accumulated depreciation	530,286	527,973

Net Property, Plant, and Equipment	250,890	260,102

GOODWILL	260,628	261,114

OTHER ASSETS	109,224	112,839

Total Assets	$935,695	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 3, 2010 (Unaudited)	Jan. 2, 2010
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$255,614	$299,718
Note payable and current maturities of long-term debt and capital lease obligations	50,009	39
Current maturities of other long-term obligations	321	385
Total Current Liabilities	305,944	300,142

LONG-TERM DEBT	150,000	200,000

CAPITAL LEASE OBLIGATIONS	-	-

OTHER LONG-TERM LIABILITIES	48,607	50,332

DEFERRED INCOME TAXES	22,521	24,227

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -
April 3, 2010 – 45,217,413 shares;
January 2, 2010 – 45,093,504 shares	45,217	45,093

Additional paid-in capital	23,918	19,695
Retained earnings	339,539	355,270
Accumulated other comprehensive income	(526)	(774)
Total HNI Corporation shareholders' equity	408,148	419,284

Noncontrolling interest	475	341

Total Equity	408,623	419,625

Total Liabilities and Equity	$935,695	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	Apr. 3, 2010	Apr. 4, 2009 (As Adjusted)
	(In thousands, except share and per share data)

Net sales	$363,506	$396,829
Cost of sales	244,326	274,183
Gross profit	119,180	122,646
Selling and administrative expenses	122,800	133,938
Restructuring and impairment	1,834	5,085
Operating income (loss)	(5,454)	(16,377)
Interest income	88	135
Interest expense	2,723	3,198
Earnings (loss) before income taxes	(8,089)	(19,440)
Income taxes	(3,947)	(7,742)
Income (loss) from continuing operations, less applicable income taxes	(4,142)	(11,698)
Discontinued operations, less applicable income taxes	(1,711)	(161)
Net income (loss)	(5,853)	(11,859)
Less: Net income attributable to the noncontrolling interest	(133)	(27)
Net income (loss) attributable to HNI Corporation	$(5,986)	$(11,886)

Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$(0.09)	$(0.26)
Discontinued operations attributable to HNI Corporation per common share – basic	$(0.04)	$(0.01)
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.13)	$(0.27)
Average number of common shares outstanding – basic	45,166,450	44,612,079
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$(0.09)	$(0.26)
Discontinued operations attributable to HNI Corporation per common share – diluted	$(0.04)	$(0.01)
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.13)	$(0.27)
Average number of common shares outstanding – diluted	45,166,450	44,612,079
Cash dividends per common share	$0.215	$0.215

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	Apr. 3, 2010	Apr. 4, 2009
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(5,853)	$(11,859)
Noncash items included in net income:
Depreciation and amortization	16,060	19,240
Other postretirement and post employment benefits	423	462
Stock-based compensation	1,509	709
Deferred income taxes	(68)	1,712
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	818	132
Stock issued to retirement plan	5,400	6,565
Other – net	(128)	(528)
Net increase (decrease) in operating assets and liabilities	(43,121)	(6,085)
Increase (decrease) in other liabilities	(442)	(4,719)
Net cash flows from (to) operating activities	(25,402)	5,629

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(4,706)	(4,026)
Proceeds from sale of property, plant and equipment	1,327	299
Capitalized software	(93)	(590)
Purchase of long-term investments	(2,805)	(285)
Sales or maturities of long-term investments	900	3,550
Other – net	603	-
Net cash flows from (to) investing activities	(4,774)	(1,052)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	608	-
Purchase of HNI Corporation common stock	(3,291)	-
Proceeds from long-term debt	-	60,000
Payments of note and long-term debt and other financing	(1,729)	(72,336)
Dividends paid	(9,745)	(9,649)
Net cash flows from (to) financing activities	(14,157)	(21,985)

Net increase (decrease) in cash and cash equivalents	(44,333)	(17,408)
Cash and cash equivalents at beginning of period	87,374	39,538
Cash and cash equivalents at end of period	$43,041	$22,130

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 3, 2010

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 2, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three months ended April 3, 2010, and April 4, 2009, the Corporation recognized $1.5 million and $0.7 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At April 3, 2010, there was $13.8 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.5 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 80% valued by the last-in, first-out ("LIFO") method.

(In thousands)	Apr. 3, 2010 (Unaudited)	Jan. 2, 2010
Finished products	$46,549	$48,198
Materials and work in process	41,752	40,322
LIFO allowance	(23,376)	(23,376)
	$64,925	$65,144

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:
	Three Months Ended
(In thousands)	Apr. 3, 2010	Apr. 4, 2009
Net income (loss)	$(5,853)	$(11,859)

Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	(4)	(91)
Change in unrealized gains (losses) on marketable securities	-	(133)
Change in pension and postretirement liability	79	79
Change in derivative financial instruments	173	(12)
Comprehensive income (loss)	$(5,605)	$(12,016)
Comprehensive (income) attributable to noncontrolling interest	(133)	(27)
Comprehensive income (loss) attributable to HNI Corporation	$(5,738)	$(12,043)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable for the three months ended April 3, 2010:
(in thousands)	Foreign Currency Translation Adjustment	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2010	$3,526	$(2,710)	$(1,590)	$(774)
Year-to date change	(4)	79	173	248
Balance at April 3, 2010	$3,522	$(2,631)	$(1,417)	$(526)

During the three months ended April 3, 2010, the Corporation repurchased 135,000 shares of its common stock at a cost of approximately $3.3 million.  As of April 3, 2010, $160.3 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	Apr. 3, 2010	Apr. 4, 2009
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income (loss)	$(5,986)	$(11,886)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,166	44,612
Potentially dilutive shares from stock-based compensation plans	-	-
Denominator for diluted EPS	45,166	44,612
Earnings per share – basic	$(0.13)	$(0.27)
Earnings per share – diluted	$(0.13)	$(0.27)

None of the outstanding stock options or restricted stock units were included in the computation of diluted EPS at April 3, 2010 and April 4, 2009, as all would be anti-dilutive due to the current period loss.

Note F.  Restructuring Reserve and Plant Closures

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury location, the Corporation recorded $1.6 million of charges during the quarter ended April 3, 2010 which included $1.3 million of severance costs for approximately 125 members and $0.3 million of accelerated depreciation recorded in cost of sales.  The closure and consolidation will be substantially completed by the end of 2010.  In connection with other office furniture plant closures announced in 2009, the Corporation recorded $0.7 million of charges during the quarter ended April 3, 2010 which included $0.3 million of accelerated depreciation recorded in cost of sales and $0.4 million of other costs which were recorded as restructuring costs.

The Corporation's hearth products segment recorded $0.1 million of restructuring costs in the first quarter related to the consolidation of production and shutdown of distribution centers announced in 2009.

The following is a summary of changes in restructuring accruals during the three months ended April 3, 2010.  This summary does not include accelerated depreciation as this item was not accounted for through the restructuring accrual on the Condensed Consolidated Balance Sheets but is included as a component of "Restructuring and Impairment" in the Condensed Consolidated Statements of Income.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,286	548	1,834
Cash payments	(1,699)	(877)	(2,576)
Balance as of April 3, 2010	$3,976	$1,240	$5,216

Note G.  Discontinued Operations

During the quarter ended April 3, 2010, the Corporation committed to a plan to sell a small non-core business of its office furniture segment.  The Corporation also sold a small non-core component of its hearth product segment during the first quarter.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented.

During the quarter ended April 3, 2010, the Corporation recorded a pre-tax charge of approximately $1.0 million to reduce the assets of the office furniture business to fair market value.  The charge was principally due to the write-down of intangibles not deductible for tax purposes.  A pre-tax loss of $0.4 million was recorded at the time of sale of the hearth products component referred to above.

Summarized financial information for discounted operations is as follows:

	Three Months Ended
(in thousands)	Apr. 3, 2010	Apr. 4, 2009
Discontinued operations:
Operating loss before tax	$(1,291)	$(230)
Benefit for income tax	(471)	(69)
Net loss from discontinued operations, net of income tax	(820)	(161)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	(1,403)	-
Benefit for income tax	(512)	-
Net impairment loss and loss on sale of discontinued operations	(891)	-
Loss from discontinued operations, net of income tax benefit	$(1,711)	$(161)

Assets to be disposed of as of April 3, 2010 are recorded as follows:

(in thousands)	Apr. 3, 2010
Prepaid Expenses and Other Current Assets
Receivables	$3,062
Prepaid expenses	105
3,167
Other Assets
Property and equipment	389
Intangible assets	1,595
1,983
Accounts Payable and Accrued Expenses
Accounts Payable	514
Accrued Expenses	492
1,006
Total net assets held for sale	$4,144

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 3, 2010 and January 2, 2010, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	Apr. 3, 2010	Jan. 2, 2010
Patents	$19,325	$19,325
Customer relationships and other	108,463	115,451
Less: accumulated amortization	65,742	68,004
	$62,046	$66,772

Aggregate amortization expense for the three months ended April 3, 2010 and April 4, 2009 was $3.0 million and $2.3 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2010	2011	2012	2013	2014
Amortization Expense	$8.3	$6.4	$5.8	$5.3	$4.7

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 2, 2010, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2010
Goodwill	$123,948	$166,525	$290,473
Accumulated impairment losses	(29,359)	-	(29,359)
	94,589	166,525	261,114
Goodwill acquired during the quarter	-	-	-
Impairment losses	-	-	-
Goodwill related to the sale of business units	-	(486)	(486)
Balance as of April 3, 2010
Goodwill	123,948	166,039	289,987
Accumulated impairment losses	(29,359)	-	(29,359)
	$94,589	$166,039	$260,628

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.  The decrease in the hearth products segment related to the sale of a non-core component during the quarter.

Note I.  Product Warranties

The Corporation issues certain warranty policies on its office furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	Apr. 3, 2010	Apr. 4, 2009
Balance at beginning of period	$12,684	$13,948
Accruals for warranties issued during period	4,107	4,039
Adjustments related to pre-existing warranties	749	(180)
Settlements made during the period	(4,644)	(4,092)
Balance at end of period	$12,896	$13,715

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Three Months Ended
(In thousands)	Apr. 3, 2010	Apr. 4, 2009
Service cost	$90	$97
Interest cost	210	240
Amortization of transition obligation	127	127
Amortization of (gain)/loss	(4)	(2)
Net periodic benefit cost	$423	$462

Note K.  Income Taxes

The provision for income taxes in the first quarter of 2010 reflects an actual effective tax rate of 45.2 percent, compared to a discrete period effective tax rate of 39.7 percent for the first quarter 2009.  The first quarter 2010 effective tax rate was impacted by a discrete benefit associated with an adjustment of deferred tax assets.  The 2010 estimated annual effective tax rate including discontinued operations is expected to be 36 percent, slightly higher than the U.S. tax rate of 35 percent, primarily due to increased profitability and the lack of U.S. research and development tax credits which have not been extended past 2009.  A discrete calculation was used to report the 2009 first quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

Note L.  Derivative Financial Instruments

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

The aggregate fair market value of the interest rate swap as of April 3, 2010 was a liability of $2.3 million, of which $2.0 million is included in current liabilities and $0.3 million is included in long-term liabilities in the Corporation's condensed consolidated balance sheet as of April 3, 2010.  For the three month period ended April 3, 2010, the Corporation recorded a deferred net loss of $249,000 in other comprehensive income and reclassified $527,000 from other comprehensive income to current period earnings as interest expense in the consolidated statement of income.  As of April 3, 2010, $1,246,500 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheet) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Condensed Consolidated Statements of Income) over the next twelve months.

Note M.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its investment in target funds.  The target funds are reported as both current and noncurrent assets based on the portion that is anticipated to be used for current operations.  When available the Corporation uses quoted market prices to determine fair value and classify such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value during the three months ended April 3, 2010 were as follows:
(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$7,717	$-	$7,717	$-
Derivative financial instrument	$(2,270)	$-	$(2,270)	$-

Assets measured at fair value for the year ended January 2, 2010 were as follows:
(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$-	$5,744	$-
Derivative financial instrument	$(2,548)	$-	$(2,548)	$-

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at April 3, 2010 and January 2, 2010, the end of the Corporation's 2009 fiscal year, approximates the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated to be $150 million at April 3, 2010 and $151 million at January 2, 2010, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $18.4 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Note O.  New Accounting Standards

There were no new accounting standards issued during the quarter that the Corporation expects to have a material impact on the financial statements.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income and interest expense.  The increase in unallocated corporate expenses during the quarter ended April 3, 2010, compared to the same quarter in the prior year is due primarily to increased group medical costs.  Management views interest income and expense as corporate financing costs rather than a business segment cost.  In addition, management applies one effective tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.

The Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the three month periods ended April 3, 2010, and April 4, 2009, is as follows:

	Three Months Ended
(In thousands)	Apr. 3, 2010	Apr. 4, 2009
Net Sales:
Office Furniture	$300,032	$330,800
Hearth Products	63,474	66,029
	$363,506	$396,829

Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$7,980	$3,652
Restructuring and impairment charges	(1,733)	(2,989)
Office furniture – net	6,247	663
Hearth products
Operations before restructuring charges	(2,805)	(9,237)
Restructuring and impairment charges	(101)	(2,096)
Hearth products – net	(2,906)	(11,333)
Total operating profit	3,341	(10,670)
Unallocated corporate expense	(11,430)	(8,770)
Income (loss) before income taxes	$(8,089)	$(19,440)

Depreciation & Amortization Expense:
Office furniture	$11,641	$13,165
Hearth products	3,779	5,014
General corporate	640	1,061
	$16,060	$19,240

Capital Expenditures:
Office furniture	$3,561	$2,910
Hearth products	442	1,469
General corporate	796	237
	$4,799	$4,616

	As of Apr. 3, 2010	As of Apr. 4, 2009
Identifiable Assets:
Office furniture	$565,226	$659,776
Hearth products	284,881	321,115
General corporate	85,588	97,043
	$935,695	$1,077,934

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

Net sales for the first quarter of fiscal 2010 decreased 8.4 percent to $363.5 million when compared to the first quarter of fiscal 2009.  The decrease was driven by declines in both segments.  Gross margins for the quarter increased from prior year levels due to lower material costs and cost reduction initiatives partially offset by lower volume and decreased price realization.  Selling and administrative expenses decreased due to cost control initiatives, lower volume related costs, improved distribution efficiencies and lower restructuring and transition costs.

The Corporation continues to take actions to reset its cost structure due to challenging market conditions and pursuant to its ongoing business simplification and cost reduction strategies.  The Corporation announced the decision to close an office furniture manufacturing facility and recorded $2.8 million of restructuring and transition costs in the first quarter in connection with this closure as well as office furniture plant closures announced in 2009 net of a non-operating gain on the sale of one of the facilities.  In addition the Corporation recorded $0.2 million of restructuring and transition costs in its hearth products segment related to the consolidation of production and closure of distribution centers announced in 2009.

The Corporation made a decision to sell a non-core business of the office furniture segment and sold a non-core component of the hearth products segment during the first quarter of 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first three months of fiscal 2010, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

There were no new accounting standards issued during the quarter that the Corporation expects to have a material impact on the financial statements.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	Apr. 3, 2010	Apr. 4, 2009	Percent Change
Net sales	$363,506	$396,829	-8.4%
Cost of sales	244,326	274,183	-10.9
Gross profit	119,180	122,646	-2.8
Selling & administrative expenses	122,800	133,938	-8.3
Restructuring & impairment charges	1,834	5,085	-63.9
Operating income (loss)	(5,454)	(16,377)	66.7
Interest expense, net	2,635	3,063	-14.0
Earnings (loss) before income taxes	(8,089)	(19,440)	58.4
Income taxes	(3,947)	(7,742)	-49.0
Income (loss) from continuing operations	(4,142)	(11,698)	64.6

Consolidated net sales for the first quarter decreased 8.4 percent or $33.3 million compared to the same quarter last year.  The decrease occurred in both the office furniture and hearth products segments.

Gross margin for the first quarter increased to 32.8 percent compared to 30.9 percent for the same quarter last year.  The improvement in gross margin was driven by cost reduction initiatives and lower material costs offset partially by decreased volume and price realization and higher restructuring and transition costs.  First quarter 2010 included $1.5 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities and hearth consolidation.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury location the Corporation recorded $1.6 million of charges during the quarter ended April 3, 2010 which included $1.3 million of severance costs for approximately 125 members and $0.3 million of accelerated depreciation recorded in cost of sales.  The closure and consolidation will be substantially completed by the end of 2010.  In connection with other office furniture plant closures announced in 2009, the Corporation recorded $1.5 million of restructuring and transition charges during the first quarter which included $0.3 million of accelerated depreciation and $0.8 million of other transition costs recorded in cost of sales and $0.4 million of other costs which were recorded as restructuring costs.  The Corporation recorded a gain of $0.5 million on the sale of one of the closed office furniture manufacturing facilities during the first quarter.  The Corporation's hearth products segment recorded $0.2 million of charges during the first quarter related to the consolidation of production and shutdown of distribution centers announced in 2009.  These charges included

$0.1 million of transition costs recorded in cost of sales and $0.1 million of other costs which were recorded as restructuring costs.  The Corporation anticipates additional restructuring and transition costs of approximately $5.9 million related to the various closures over the remainder of 2010.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 34.3 percent compared to 35.0 percent for the same quarter last year.  Actual selling and administrative expenses decreased $14.4 million as a result of cost control initiatives, lower volume related expenses, improved distribution efficiencies and lower restructuring and transition costs.  First quarter 2009 included $5.1 million of restructuring charges associated with a plant consolidation.

The Corporation experienced a net loss from continuing operations of ($4.1) million or ($0.09) per diluted share in the first quarter of 2010 compared to a net loss of ($11.7) million or ($0.26) per diluted share in the first quarter of 2009.  Net interest expense decreased $0.4 million during the quarter due to lower borrowing.

The provision for income taxes in the first quarter of 2010 reflects an actual effective tax rate of 45.2 percent, compared to a discrete period effective tax rate of 39.7 percent for the first quarter of 2009.  The first quarter 2010 effective tax rate was impacted by a discrete benefit associated with an adjustment of deferred tax assets.  The 2010 estimated annual effective tax rate including discontinued operations is expected to be 36 percent, slightly higher than the U.S. tax rate of 35 percent, primarily due to increased profitability and the lack of U.S. research and development tax credits which have not been extended past 2009.  A discrete calculation was used to report the 2009 first quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The Corporation made a decision to sell a small, non-core business of the office furniture segment during the first quarter of 2010.  A pre-tax charge of $1.0 million was recorded to reduce the assets held for sale to fair market value.  In addition, the Corporation sold a small non-core component of its hearth products segment during the quarter.  A pre-tax charge of $0.4 million was recorded at the time of the sale.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

 Office Furniture

First quarter 2010 sales for the office furniture segment decreased 9.3 percent or $30.8 million to $300.0 million from $330.8 million for the same quarter last year driven by declines in all channels of the office furniture industry.  Operating profit prior to unallocated corporate expenses increased $5.6 million to $6.2 million as a result of lower material costs, improved distribution efficiencies, cost reduction initiatives and a $0.5 million gain on the sale of a facility.  These were partially offset by lower volume and decreased price realization.  First quarter 2010 included $3.1 million of restructuring and transition costs including accelerated depreciation compared to $3.0 million of restructuring costs in first quarter 2009.

Hearth Products

First quarter 2010 net sales for the hearth products segment decreased 3.9 percent or $2.6 million to $63.5 million from $66.0 million for the same quarter last year driven by a decline in the remodel-retrofit channel partially offset by an increase in the new construction channel.  Operating profit prior to unallocated corporate expenses increased $8.4 million to a $2.9 million loss due to cost reduction initiatives and lower material and restructuring costs partially offset by lower volume and decreased price realization.  First quarter 2010 included $0.2 million of restructuring and transition costs compared to $2.1 million of restructuring costs in first quarter 2009.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $25.4 million of cash in the first quarter 2010 compared to generating $5.6 million of cash in the first quarter 2009.  Working capital performance resulted in a $43.1 million use of cash in the current fiscal year compared to $6.1 million use of cash in the prior year.  Working capital performance in the first quarter of 2009 was positively impacted by reductions in accounts receivable due to a significant decrease in revenue.  The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements.  Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first three months of fiscal 2010 were $4.8 million compared to $4.6 million in the same period of fiscal 2009 and were primarily for tooling and equipment for new products.  For the full year 2010, capital expenditures are expected to be $25 to $30 million primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
During the first three months of fiscal 2010, net borrowings under the Corporation's revolving credit facility remained at $50 million.  As of April 3, 2010, it is classified as short-term as the revolver expires in January of 2011.  The Corporation is currently exploring its financing options and plans to have a new credit facility in place by the end of the Corporation's second fiscal quarter.

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

The revolving credit facility and Senior Notes are the primary sources of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, such as repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 3, 2010, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on February 17, 2010, to shareholders of record at the close of business on March 1, 2010.  It was paid on March 8, 2010.

During the three months ended April 3, 2010, the Corporation repurchased 135,000 shares of common stock at a cost of approximately $3.3 million, or an average price of $24.38 per share.  For the three months ended April 4, 2009, the Corporation did not repurchase any shares of common stock.  As of April 3, 2010, approximately $160.3 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first three months of fiscal 2010 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Management is encouraged by recent trends in both the hearth and office furniture markets.  Management believes the actions it has taken during the recent downturn to reset its cost structure and invest in selling and growth initiatives has positioned the Corporation to benefit as its markets improve.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words, and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock, and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including the recent credit crisis, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2010, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of April 3, 2010, and, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.

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

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the first quarter of 2010, the directors and members, as a group, were credited with 5,294 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $23.77 to $26.63.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended April 3, 2010.

(1)  No shares were purchased outside of a publicly announced plan or program.
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
1/03/10 – 1/30/10	-	$-	-	$163,612,128
1/31/10 – 2/27/10	-	$-	-	$163,612,128
2/28/10 – 4/03/10	135,000	$24.38	135,000	$160,320,828
Total	135,000		135,000
(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the first quarter of fiscal 2010, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 5, 2010	By:	/s/ Kurt A. Tjaden
Name: Kurt A. Tjaden
Title : Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement*+
(10.2)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended and restated, incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A filed March 26, 2010*
(10.3)
HNI Corporation Annual Incentive Plan (f/k/a HNI Corporation Executive Bonus Plan), as amended and restated, incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed March 26, 2010*

(10.4)	HNI Corporation Long-Term Performance Plan, as amended and restated, incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A filed March 26, 2010*
(10.5)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed February 22, 2010*

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract or compensatory plan.
+ Filed herewith.