Form 10-Q
period 2010-07-03
HNI CORP
filed 2010-08-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 3, 2010 45,040,418

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets July 3, 2010, and January 2, 2010	3

Condensed Consolidated Statements of Income Three Months Ended July 3, 2010, and July 4, 2009	5

Condensed Consolidated Statements of Income Six Months Ended July 3, 2010, and July 4, 2009	6

Condensed Consolidated Statements of Cash Flows Three Months Ended July 3, 2010, and July 4, 2009	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities - None	-

Item 5. Other Information - None	-

Item 6. Exhibits	28

SIGNATURES	29

EXHIBIT INDEX	30

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2010 (Unaudited)	Jan. 2, 2010
ASSETS	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$44,323	$87,374
Short-term investments	8,397	5,994
Receivables	182,882	163,732
Inventories (Note C)	82,714	65,144
Deferred income taxes	19,253	20,299
Prepaid expenses and other current assets	24,570	17,728
Total Current Assets	362,139	360,271

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,378	21,815
Buildings	259,335	267,596
Machinery and equipment	482,806	490,287
Construction in progress	11,597	8,377
	775,116	788,075
Less accumulated depreciation	531,390	527,973

Net Property, Plant, and Equipment	243,726	260,102

GOODWILL	260,628	261,114

OTHER ASSETS	106,313	112,839

Total Assets	$972,806	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2010 (Unaudited)	Jan. 2, 2010
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$303,251	$299,718
Note payable and current maturities of long-term debt and capital lease obligations	50,002	39
Current maturities of other long-term obligations	343	385
Total Current Liabilities	353,596	300,142

LONG-TERM DEBT	150,000	200,000

CAPITAL LEASE OBLIGATIONS	-	-

OTHER LONG-TERM LIABILITIES	48,255	50,332

DEFERRED INCOME TAXES	21,244	24,227

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	-	-

Common, $1 par value, authorized 200,000,000 shares, outstanding -
July 3, 2010 – 45,040,418 shares;
January 2, 2010 – 45,093,504 shares	45,040	45,093

Additional paid-in capital	20,226	19,695
Retained earnings	334,514	355,270
Accumulated other comprehensive income	(606)	(774)
Total HNI Corporation shareholders' equity	399,174	419,284

Noncontrolling interest	537	341

Total Equity	399,711	419,625

Total Liabilities and Equity	$972,806	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	July 3, 2010	July 4, 2009 (As Adjusted)
	(In thousands, except share and per share data)
Net sales	$398,222	$374,773
Cost of sales	256,905	247,215
Gross profit	141,317	127,558
Selling and administrative expenses	128,032	122,637
Restructuring and impairment	1,238	3,878
Operating income (loss)	12,047	1,043
Interest income	92	125
Interest expense	3,054	3,049
Earnings (loss) before income taxes	9,085	(1,881)
Income taxes	3,493	(635)
Income (loss) from continuing operations, less applicable income taxes	5,592	(1,246)
Discontinued operations, less applicable income taxes	(827)	(144)
Net income (loss)	4,765	(1,390)
Less: Net income attributable to the noncontrolling interest	62	7
Net income (loss) attributable to HNI Corporation	$4,703	$(1,397)

Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$0.12	$(0.03)
Discontinued operations attributable to HNI Corporation per common share – basic	$(0.02)	$(0.00)
Net income (loss) attributable to HNI Corporation per common share – basic	$0.10	$(0.03)
Average number of common shares outstanding – basic	45,193,336	44,894,656
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$0.12	$(0.03)
Discontinued operations attributable to HNI Corporation per common share – diluted	$(0.02)	$(0.00)
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.10	$(0.03)
Average number of common shares outstanding – diluted	46,011,691	44,894,656
Cash dividends per common share	$0.215	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	July 3, 2010	July 4, 2009 (As Adjusted)
	(In thousands, except share and per share data)
Net sales	$761,728	$771,602
Cost of sales	501,231	521,398
Gross profit	260,497	250,204
Selling and administrative expenses	250,832	256,575
Restructuring and impairment	3,072	8,963
Operating income (loss)	6,593	(15,334)
Interest income	180	260
Interest expense	5,777	6,247
Earnings (loss) before income taxes	996	(21,321)
Income taxes	(454)	(8,377)
Income (loss) from continuing operations, less applicable income taxes	1,450	(12,944)
Discontinued operations, less applicable income taxes	(2,538)	(305)
Net income (loss)	(1,088)	(13,249)
Less: Net income attributable to the noncontrolling interest	195	34
Net income (loss) attributable to HNI Corporation	$(1,283)	$(13,283)

Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$0.03	$(0.29)
Discontinued operations attributable to HNI Corporation per common share – basic	$(0.06)	$(0.01)
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.03)	$(0.30)
Average number of common shares outstanding – basic	45,179,893	44,753,368
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$0.03	$(0.29)
Discontinued operations attributable to HNI Corporation per common share – diluted	$(0.06)	$(0.01)
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.03)	$(0.30)
Average number of common shares outstanding – diluted	45,179,893	44,753,368
Cash dividends per common share	$0.43	$0.43
See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	July 3, 2010	July 4, 2009
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(1,088)	$(13,249)
Noncash items included in net income:
Depreciation and amortization	31,105	37,782
Other postretirement and post employment benefits	846	924
Stock-based compensation	3,081	1,859
Deferred income taxes	(1,950)	1,307
(Gain)/Loss on sale, retirement and impairment of long-lived assets and intangibles	3,495	118
Stock issued to retirement plan	5,400	6,565
Other – net	292	232
Net increase (decrease) in operating assets and liabilities	(38,833)	18,683
Increase (decrease) in other liabilities	(807)	(4,775)
Net cash flows from (to) operating activities	1,541	49,446

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(12,300)	(6,958)
Proceeds from sale of property, plant and equipment	1,669	1,938
Acquisition spending, net of cash acquired	-	(500)
Capitalized software	(128)	(795)
Purchase of long-term investments	(4,805)	(2,810)
Sales or maturities of long-term investments	2,570	26,601
Other - Net	603	-
Net cash flows from (to) investing activities	(12,391)	17,476

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,651	1,265
Purchase of HNI Corporation common stock	(10,297)	-
Proceeds from long-term debt	50,000	77,000
Payments of note and long-term debt and other financing	(54,081)	(145,797)
Dividends paid	(19,474)	(19,303)
Net cash flows from (to) financing activities	(32,201)	(86,835)

Net increase (decrease) in cash and cash equivalents	(43,051)	(19,913)
Cash and cash equivalents at beginning of period	87,374	39,538
Cash and cash equivalents at end of period	$44,323	$19,625

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 3, 2010

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 2, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended July 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and six months ended July 3, 2010, and July 4, 2009, the Corporation recognized $1.6 million and $3.1 million, and $1.1 million and $1.9 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At July 3, 2010, there was $12.4 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 84% valued by the last-in, first-out ("LIFO") method.

(In thousands)	July 3, 2010 (Unaudited)	Jan. 2, 2010
Finished products	$61,970	$48,198
Materials and work in process	44,120	40,322
LIFO allowance	(23,376)	(23,376)
	$82,714	$65,144

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:
	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$4,765	$(1,390)	$(1,088)	$(13,249)
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	151	(10)	146	(101)
Change in unrealized gains (losses) on marketable securities	-	267	-	134
Change in pension and postretirement liability	79	79	158	158
Change in derivative financial instruments	(310)	113	(136)	102
Comprehensive income (loss)	4,685	(941)	(920)	(12,956)
Comprehensive income attributable to noncontrolling interest	62	7	195	34
Comprehensive income (loss) attributable to HNI Corporation	$4,623	$(948)	$(1,115)	$(12,990)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax, as applicable for the six months ended July 3, 2010:
(in thousands)	Foreign Currency Translation Adjustment	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2010	$3,526	$(2,710)	$(1,590)	$(774)
Year-to date change	146	158	(136)	168
Balance at July 3, 2010	$3,672	$(2,552)	$(1,726)	$(606)

During the six months ended July 3, 2010, the Corporation repurchased 372,822 shares of its common stock at a cost of approximately $10.3 million.  As of July 3, 2010, $153.3 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income (loss)	$4,703	$(1,397)	$(1,283)	$(13,283)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,193	44,895	45,180	44,753
Potentially dilutive shares from stock-based compensation plans	819	-	-	-
Denominator for diluted EPS	46,012	44,895	45,180	44,753
Earnings per share – basic	$0.10	$(0.03)	$(0.03)	$(0.30)
Earnings per share – diluted	$0.10	$(0.03)	$(0.03)	$(0.30)

Certain exercisable and non-exercisable stock options totaling 1,752,242 were not included in the computation of diluted EPS for the three months ended July 3, 2010 because their inclusion would have been anti-dilutive.  None of the outstanding stock options or restricted stock units were included in the computation of diluted EPS for the three-month and six-month computation of diluted EPS at July 4, 2009 or the six-month computation of diluted EPS at July 3, 2010, as all would be anti-dilutive due to the current period loss.

Note F.  Restructuring Reserve and Plant Closures

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the first quarter of fiscal 2010 to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury location and other office furniture plant closures announced in 2009, the Corporation recorded $2.1 million of charges during the quarter ended July 3, 2010 which included $0.9 million of accelerated depreciation recorded in cost of sales and $1.2 million of other costs which were recorded as restructuring costs.  The Corporation had previously recorded $1.3 million of severance costs for approximately 125 members during the first quarter in connection with the closure of the Salisbury facility.  The closure and consolidation of the Salisbury facility is expected to be substantially completed by the end of 2010.

The following is a summary of changes in restructuring accruals during the six months ended July 3, 2010.  This summary does not include accelerated depreciation as this item was not accounted for through the restructuring accrual on the Condensed Consolidated Balance Sheets but is included as a component of "Restructuring and Impairment" in the Condensed Consolidated Statements of Income.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,440	1,633	3,072
Cash payments	(2,360)	(2,487)	(4,847)
Balance as of July 3, 2010	$3,469	$714	$4,183

Note G.  Discontinued Operations

During the first quarter of fiscal 2010, the Corporation committed to a plan to sell a small non-core business of its office furniture segment.  The Corporation also sold a small non-core component of its hearth product segment during the first quarter.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented.

During the first quarter of fiscal 2010, the Corporation recorded a pre-tax charge of $1.0 million to reduce the assets of the office furniture business to fair market value.  During the fiscal quarter ended July 3, 2010, the Corporation recorded an additional charge of $1.7 million to reduce the assets held for sale to the current fair market value based on changes in negotiations with prospective buyers.  The charges were principally due to the write-down of intangibles not deductible for tax purposes.  A pre-tax loss of $0.4 million was recorded at the time of sale of the hearth products component referred to above.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Discontinued operations:
Operating profit (loss) before tax	$296	$(204)	$(994)	$(434)
Benefit for income tax	118	(60)	(353)	(129)
Net profit (loss) from discontinued operations, net of income tax	178	(144)	(641)	(305)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	(1,673)	-	(3,076)	-
Benefit for income tax	(668)	-	(1,179)	-
Net impairment loss and loss on sale of discontinued operations	(1,005)	-	(1,897)	-
Loss from discontinued operations, net of income tax benefit	$(827)	$(144)	$(2,538)	$(305)

Assets to be disposed of as of July 3, 2010 are recorded as follows:

(in thousands)	July 3, 2010
Prepaid Expenses and Other Current Assets
Receivables	$3,918
Prepaid expenses	346
4,264
Other Assets
Property and equipment	454
Intangible assets	-
454
Accounts Payable and Accrued Expenses
Accounts Payable	340
Accrued Expenses	1,628
1,968
Total net assets held for sale	$2,750

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 3, 2010 and January 2, 2010, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	July 3, 2010	Jan. 2, 2010
Patents	$19,325	$19,325
Customer relationships and other	108,464	115,451
Less: accumulated amortization	67,696	68,004
	$60,093	$66,772

Aggregate amortization expense for the six months ended July 3, 2010 and July 4, 2009 was $4.9 million and $4.9 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2010	2011	2012	2013	2014
Amortization Expense	$8.5	$6.3	$5.7	$5.3	$4.7

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
Balance as of July 3, 2010
Goodwill	123,948	166,039	289,987
Accumulated impairment losses	(29,359)	-	(29,359)
	$94,589	$166,039	$260,628

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.  The decrease in the hearth products segment related to the sale of a non-core component during the first quarter.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009
Balance at beginning of period	$12,684	$13,948
Accruals for warranties issued during period	7,913	7,093
Adjustments related to pre-existing warranties	750	13
Settlements made during the period	(8,582)	(7,790)
Balance at end of period	$12,765	$13,264

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's income statement for:

	Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009
Service cost	$181	$195
Interest cost	420	480
Amortization of transition obligation	254	254
Amortization of (gain)/loss	(9)	(5)
Net periodic benefit cost	$846	$924

Note K.  Income Taxes

The provision for income taxes in the second quarter of 2010 reflects an actual effective tax rate of 38.5 percent, compared to a discrete period effective tax rate of 33.3 percent for the second quarter 2009.  The 2010 estimated annual effective tax rate including discontinued operations is expected to be 36 percent, slightly higher than the U.S. tax rate of 35 percent, primarily due to increased profitability and the lack of U.S. research and development tax credits which have not been extended past 2009.  A discrete calculation was used to report the 2009 second quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

Note L.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and diesel fuel.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its consolidated balance sheet at fair value.

Interest Rate Risk
In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's consolidated balance sheet.  The interest rate swap agreement matures on May 27, 2011.

As of July 3, 2010, $1,145,506 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheet) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Condensed Consolidated Statements of Income) over the next twelve months.

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carries charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation entered into variable to fixed rate commodity swap agreements beginning in April 2010 with two financial counterparties to manage fluctuations in fuel costs.  The Corporation will hedge approximately 40% of its diesel fuel requirements for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's consolidated balance sheet.

As of July 3, 2010, $580,838 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheet) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheet are as follows (in thousands):

	Balance Sheet Location	Jul. 3, 2010	Jan. 2, 2010
Interest rate swap	Accounts payable and accrued expenses	$1,836	$1,922
Interest rate swap	Other long-term liabilities	-	$626
Diesel fuel swap	Accounts payable and accrued expenses	$931	-
		$2,767	$2,548

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended July 3, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(333)	Interest expense	$(1,045)	None	-
Diesel fuel swap	(931)	Selling and administrative expense	(82)	None	-
Total	$(1,263)		$(1,127)		-

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended July 4, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(644)	Interest expense	$(807)	None	-
Diesel fuel swap	-	Selling and administrative expense	-	None	-
Total	$(644)		$(807)		-

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

On a nonrecurring basis, during the three month period ended July 3, 2010 the Corporation measured the fair value of assets held for sale using the market approach.  The Corporation used comparable prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities, thus classified the measurements as Level 2.

Assets measured at fair value during the three months ended July 3, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$8,142	-	$8,142	-
Derivative financial instrument	$(2,767)	-	$(2,767)	-
Assets held for sale	$2,750	-	$2,750	-

Assets measured at fair value for the year ended January 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$-	$5,744	$-
Derivative financial instrument	$(2,548)	$-	$(2,548)	$-

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at July 3, 2010 and January 2, 2010, the end of the Corporation's 2009 fiscal year, approximates the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated to be $155 million at July 3, 2010 and $151 million at January 2, 2010, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $18.4 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

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

Reportable segment data reconciled to the consolidated financial statements for the three- and six-month periods ended July 3, 2010, and July 4, 2009, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net Sales:
Office Furniture	$342,698	$317,955	$642,730	$648,755
Hearth Products	55,524	56,818	118,998	122,847
	398,222	374,773	761,728	771,602

Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$23,945	$19,608	$31,925	$23,260
Restructuring and impairment charges	(1,238)	(2,508)	(2,971)	(5,497)
Office furniture – net	22,707	17,100	28,954	17,763
Hearth products
Operations before restructuring charges	(2,633)	(7,637)	(5,438)	(16,873)
Restructuring and impairment charges	-	(1,370)	(101)	(3,466)
Hearth products – net	(2,633)	(9,006)	(5,539)	(20,339)
Total operating profit	20,074	8,094	23,415	(2,577)
Unallocated corporate expense	(10,989)	(9,975)	(22,419)	(18,745)
Income (loss) before income taxes	$9,085	$(1,881)	$996	$(21,321)

Depreciation & Amortization Expense:
Office furniture	$11,731	$13,734	$23,372	$26,899
Hearth products	2,714	3,866	6,493	8,880
General corporate	599	942	1,239	2,003
	$15,044	$18,542	$31,104	$37,782

Capital Expenditures:
Office furniture	$7,046	$2,819	$10,607	$5,729
Hearth products	387	231	829	1,700
General corporate	196	87	992	324
	$7,629	$3,137	$12,428	$7,753

			As of July 3, 2010	As of July 4, 2009
Identifiable Assets:
Office furniture			$603,106	$633,693
Hearth products			286,072	308,437
General corporate			83,628	76,966
			$972,806	$1,019,096

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

Net sales for the second quarter of fiscal 2010 increased 6.3 percent to $398.2 million when compared to the second quarter of fiscal 2009.  The increase was driven by the office furniture segment and the new construction channel of the hearth products segment.  Gross margins for the quarter increased from prior year levels due to higher volume and cost reduction initiatives partially offset by decreased price realization and higher mix of lower margin product in the office furniture segment.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume and cost control initiatives partially offset by investments in selling initiatives and incentive based compensation.

The Corporation recorded $2.4 million of restructuring and transition costs in the second quarter in connection with office furniture plant closures announced in first quarter 2010 and 2009.

The Corporation made a decision to sell a non-core business of the office furniture segment and sold a non-core component of the hearth products segment during the first quarter of 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first six months of fiscal 2010, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

There were no new accounting standards issued during the quarter that the Corporation expects to have a material impact on the financial statements.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
Net sales	$398,222	$374,773	6.3%	$761,728	$771,602	(1.3)%
Cost of sales	256,905	247,215	3.9%	501,231	521,398	(3.9)%
Gross profit	141,317	127,558	10.8%	260,497	250,204	4.1%
Selling & administrative expenses	128,032	122,637	4.4%	250,832	256,575	(2.2)%
Restructuring & impairment charges	1,238	3,878	(68.1)%	3,072	8,963	(65.7)%
Operating income (loss)	12,047	1,043	NM*	6,593	(15,334)	143.0%
Interest expense, net	2,962	2,924	1.3%	5,597	5,987	(6.5)%
Earnings (loss) before income taxes	9,085	(1,881)	583.0%	996	(21,321)	104.7%
Income taxes	3,493	(635)	650.1%	(454)	(8,377)	94.6%
Income (loss) from continuing operations	$5,592	$(1,246)	548.8%	$1,450	$(12,944)	111.2%
*NM=Not Meaningful

Consolidated net sales for the second quarter increased 6.3 percent or $23.5 million compared to the same quarter last year.  The increase occurred in the office furniture segment offset by a small decline in the hearth products segment.

Gross margin for the second quarter increased to 35.5 percent compared to 34.0 percent for the same quarter last year.  The improvement in gross margin was driven by higher volume and cost reduction initiatives offset partially by decreased price realization and higher mix of lower margin products in the office furniture segment.  Second quarter 2010 included $1.1 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the first quarter of fiscal 2010 to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury location and other office furniture plant closures announced in 2009, the Corporation recorded $2.1 million of charges during the quarter ended July 3, 2010 which included $0.9 million of accelerated depreciation recorded in cost of sales and $1.2 million of other costs which were recorded as restructuring costs.  The Corporation had previously recorded $1.3 million of severance costs for approximately 125 members during the first quarter in connection with the closure of the Salisbury facility.  The closure and consolidation of the Salisbury facility is expected to be substantially completed by the end of 2010.  The Corporation anticipates additional restructuring and transition costs of approximately $2.6 million related to the various closures over the remainder of 2010.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 32.5 percent compared to 33.8 percent for the same quarter last year due to higher volume and cost reduction initiatives partially offset by investments in selling initiatives and increased incentive based compensation.  Second quarter 2009 included $3.9 million of restructuring charges associated with plant consolidations.

Income from continuing operations for the second quarter of 2010 was $5.6 million or $0.12 per diluted share in the second quarter of 2010 compared to a net loss of ($1.2) million or ($0.03) per diluted share in the second quarter of 2009.

The provision for income taxes in the second quarter of 2010 reflects an actual effective tax rate of 38.5 percent, compared to a discrete period effective tax rate of 33.3 percent for the second quarter of 2009.   The 2010 estimated annual effective tax rate including discontinued operations is expected to be 36 percent, slightly higher than the U.S. tax rate of 35 percent, primarily due to increased profitability and the lack of U.S. research and development tax credits which have not been extended past 2009.  A discrete calculation was used to report the 2009 second quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The Corporation made a decision to sell a small, non-core business of the office furniture segment during the first quarter of 2010.  A pre-tax charge of $1.0 million was recorded during the first quarter to reduce the assets held for sale to fair market value.  An additional pre-tax charge of $1.7 million was recorded in second quarter of 2010 to reduce the assets held for sale to the current fair market value based on changes in negotiations with prospective buyers.  In addition, the Corporation sold a small non-core component of its hearth products segment during the first quarter.  A pre-tax charge of $0.4 million was recorded at the time of the sale.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

For the first six months of 2010, consolidated net sales decreased $9.9 million, or 1.3 percent, to $761.7 million compared to $771.6 million in 2009.  Gross margins increased to 34.2 percent compared to 32.4 percent for the same period last year.  Income from continuing operations was $1.5 million for the first six months of 2009 compared to a loss of $12.9 million for the first six months of 2009.  Earnings per share from continuing operations increased to $0.03 per diluted share compared to ($0.29) per diluted share for the same period last year.

Office Furniture

Second quarter 2010 sales for the office furniture segment increased 7.8 percent or $24.7 million to $342.7 million from $318.0 million for the same quarter last year driven by growth in all channels of the office furniture industry.  Operating profit prior to unallocated corporate expenses increased $5.6 million to $22.7 million as a result of higher volume, improved distribution efficiencies, cost reduction initiatives and lower restructuring and transition costs.  These were partially offset by lower price realization, higher mix of lower margin products, increased fuel costs, investments in selling initiatives and higher incentive based compensation.  Second quarter 2010 included $2.4 million of restructuring and transition costs including accelerated depreciation compared to $3.7 million of restructuring costs in second quarter 2009.

Net sales for the first six months of 2010 decreased 0.9 percent or $6.0 million to $642.7 million compared to $648.8 million for the same period in 2009.  Operating profit increased 63.0 percent or $11.2 million to $29.0 million.

Hearth Products

Second quarter 2010 net sales for the hearth products segment decreased 2.3 percent or $1.3 million to $55.5 million from $56.8 million for the same quarter last year driven by a decline in the remodel-retrofit channel partially offset by an increase in the new construction channel.  Operating profit prior to unallocated corporate expenses increased $6.4 million to a $2.6 million loss due to cost reduction initiatives and lower restructuring costs partially offset by lower volume and higher material costs.  Second quarter 2009 included $1.5 million of restructuring and transition costs.

Net sales for the first six months of 2010 decreased 3.0 percent or $3.8 million to $119.0 million compared to $122.8 million for the same period in 2009.  Operating profit increased $14.8 million to a $5.5 million loss when compared to the same period last year.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities for the first six months of 2010 totaled $1.5 million compared to $49.4 million generated in the first six months of 2009.  Changes in working capital performance resulted in a $38.8 million use of cash in the current fiscal year compared to $18.7 million source of cash in the prior year.  Working capital in the first six months of 2009 was positively impacted by reductions in accounts receivable due to a significant decrease in revenue.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first six months of fiscal 2010 were $12.4 million compared to $7.8 million in the same period of fiscal 2009 and were primarily for tooling and equipment for new products.  For the full year 2010, capital expenditures are expected to be $25 to $30 million primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
On June 11, 2010, the Corporation replaced a $300 million revolving credit facility entered into on January 28, 2005 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $250 million) or reduction from time to time according to the terms of the underlying credit agreement.  Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until June 11, 2014.  The Corporation paid approximately $1.6 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement.  As of July 3, 2010, net borrowings under the revolving credit facility are at $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The revolving credit facility and Senior Notes are the primary sources of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At July 3, 2010, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on May 11, 2010, to shareholders of record at the close of business on May 21, 2010.  It was paid on June 1, 2010.

During the six months ended July 3, 2010, the Corporation repurchased 372,822 shares of common stock at a cost of approximately $10.3 million, or an average price of $27.62 per share.  For the six months ended July 4, 2009, the Corporation did not repurchase any shares of common stock.  As of July 3, 2010, approximately $153.3 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first six months of fiscal 2010 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management is encouraged by the strengthened demand in both the hearth and office furniture businesses despite the ongoing economic uncertainty.  The Corporation is accelerating investments in core selling, marketing and product initiatives to strengthen its multiple platforms for growth.  Management believes the Corporation is financially strong and well positioned for the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 3, 2010, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of July 3, 2010, and, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010 and the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 except for the item listed below.

The Corporation's ability to realize financial benefits from its repurchases of common stock.

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

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the second quarter of 2010, the directors and members, as a group, were credited with 6,905 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $27.59 to $31.04.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended July 3, 2010.
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/04/10 – 05/01/10				$160,320,828
05/02/10 – 05/29/10	84,285	$29.83	84,285	$157,806,607
05/30/10 – 07/03/10	153,537	$29.25	153,537	$153,315,195
Total	237,822		237,822

(1)  No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.
•	No repurchase plans expired or were terminated during the second quarter of fiscal 2010, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 5, 2010	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)	By-laws of HNI Corporation, as amended +

(10.1)
Credit Agreement, dated as of June 11, 2010, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation from time to time party thereto, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 16, 2010

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith.