Form 10-Q
period 2010-10-02
HNI CORP
filed 2010-11-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 2, 2010 44,799,378

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	October 2, 2010	January 2, 2010
	(Unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$72,239	$87,374
Short-term investments	9,125	5,994
Receivables	194,070	163,732
Inventories (Note C)	85,529	65,144
Deferred income taxes	17,751	20,299
Prepaid expenses and other current assets	21,344	17,728
Total Current Assets	400,058	360,271

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,550	21,815
Buildings	259,379	267,596
Machinery and equipment	478,133	490,287
Construction in progress	12,762	8,377
	771,824	788,075
Less accumulated depreciation	534,390	527,973

Net Property, Plant, and Equipment	237,434	260,102

GOODWILL	260,628	261,114

OTHER ASSETS	104,646	112,839

Total Assets	$1,002,766	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	October 2, 2010	January 2, 2010
	(Unaudited)
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,131	$299,718
Note payable and current maturities of long-term debt and capital lease obligations	50,030	39
Current maturities of other long-term obligations	251	385
Total Current Liabilities	373,412	300,142

LONG-TERM DEBT	150,000	200,000

CAPITAL LEASE OBLIGATIONS	118	—

OTHER LONG-TERM LIABILITIES	46,446	50,332

DEFERRED INCOME TAXES	30,809	24,227

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
October 2, 2010 – 44,799,378 shares;
January 2, 2010 – 45,093,504 shares	44,799	45,093

Additional paid-in capital	15,512	19,695
Retained earnings	340,570	355,270
Accumulated other comprehensive income	647	(774)
Total HNI Corporation shareholders' equity	401,528	419,284

Noncontrolling interest	453	341

Total Equity	401,981	419,625

Total Liabilities and Equity	$1,002,766	$994,326

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	October 2, 2010	October 3, 2009
		(As Adjusted)
	(In thousands, except share and per share data)
Net sales	$458,853	$446,172
Cost of sales	297,635	281,527
Gross profit	161,218	164,645
Selling and administrative expenses	130,514	126,091
Restructuring and impairment	(251)	4,440
Operating income	30,955	34,114
Interest income	166	51
Interest expense	2,843	3,167
Earnings before income taxes	28,278	30,998
Income taxes	12,630	10,382
Income from continuing operations, less applicable income taxes	15,648	20,616
Discontinued operations, less applicable income taxes	(13)	(2,856)
Net income	15,635	17,760
Less: Net income (loss) attributable to the noncontrolling interest	(46)	146
Net income attributable to HNI Corporation	$15,681	$17,614

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.35	$0.46
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.06)
Net income attributable to HNI Corporation per common share – basic	$0.35	$0.39
Average number of common shares outstanding – basic	44,800,821	44,994,399
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.34	$0.45
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.06)
Net income attributable to HNI Corporation per common share – diluted	$0.34	$0.39
Average number of common shares outstanding – diluted	45,601,327	45,598,155
Cash dividends per common share	$0.215	$0.215

 See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Nine Months Ended
	October 2, 2010	October 3, 2009
		(As Adjusted)
	(In thousands, except share and per share data)
Net sales	$1,220,581	$1,217,774
Cost of sales	798,866	802,925
Gross profit	421,715	414,849
Selling and administrative expenses	381,346	382,666
Restructuring and impairment	2,821	13,403
Operating income	37,548	18,780
Interest income	346	311
Interest expense	8,620	9,414
Earnings before income taxes	29,274	9,677
Income taxes	12,176	2,005
Income from continuing operations, less applicable income taxes	17,098	7,672
Discontinued operations, less applicable income taxes	(2,551)	(3,161)
Net income	14,547	4,511
Less: Net income attributable to the noncontrolling interest	149	180
Net income attributable to HNI Corporation	$14,398	$4,331

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.38	$0.17
Discontinued operations attributable to HNI Corporation per common share – basic	$(0.06)	$(0.07)
Net income attributable to HNI Corporation per common share – basic	$0.32	$0.10
Average number of common shares outstanding – basic	45,053,536	44,833,711
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.37	$0.17
Discontinued operations attributable to HNI Corporation per common share – diluted	$(0.06)	$(0.07)
Net income attributable to HNI Corporation per common share – diluted	$0.31	$0.10
Average number of common shares outstanding – diluted	45,831,091	45,272,912
Cash dividends per common share	$0.645	$0.645

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$14,547	$4,511
Noncash items included in net income:
Depreciation and amortization	45,361	55,715
Other postretirement and post employment benefits	1,268	1,386
Stock-based compensation	5,020	2,869
Deferred income taxes	8,579	4,197
Loss on sale, retirement and impairment of long-lived assets and intangibles	2,468	81
Stock issued to retirement plan	5,400	6,565
Other – net	1,918	891
Net increase (decrease) in operating assets and liabilities	(31,885)	66,554
Increase (decrease) in other liabilities	(3,557)	(6,848)
Net cash flows from (to) operating activities	49,119	135,921

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(17,834)	(9,715)
Proceeds from sale of property, plant and equipment	2,217	6,569
Acquisition spending, net of cash acquired	—	(500)
Capitalized software	(842)	(1,159)
Purchase of long-term investments	(11,209)	(9,710)
Sales or maturities of long-term investments	8,320	31,672
Other - Net	3,444	400
Net cash flows from (to) investing activities	(15,904)	17,557

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,242	2,191
Purchase of HNI Corporation common stock	(17,806)	—
Proceeds from long-term debt	50,157	97,000
Payments of note and long-term debt and other financing	(53,845)	(217,261)
Dividends paid	(29,098)	(28,978)
Net cash flows from (to) financing activities	(48,350)	(147,048)

Net increase (decrease) in cash and cash equivalents	(15,135)	6,430
Cash and cash equivalents at beginning of period	87,374	39,538
Cash and cash equivalents at end of period	$72,239	$45,968

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2010

Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 2, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and nine months ended October 2, 2010, and October 3, 2009, the Corporation recognized $1.9 million and $5.0 million, and $1.0 million and $2.9 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At October 2, 2010, there was $10.8 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 83% valued by the last-in, first-out ("LIFO") method.

(In thousands)	October 2, 2010	January 2, 2010
	(Unaudited)
Finished products	$60,130	$48,198
Materials and work in process	48,775	40,322
LIFO allowance	(23,376)	(23,376)
	$85,529	$65,144

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$15,635	$17,760	$14,547	$4,511
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	361	16	508	(85)
Change in unrealized gains (losses) on marketable securities	8	—	8	134
Change in pension and postretirement liability	79	79	237	238
Change in derivative financial instruments	805	49	668	150
Comprehensive income	16,888	17,904	15,968	4,948
Comprehensive income (loss) attributable to noncontrolling interest	(46)	146	149	180
Comprehensive income attributable to HNI Corporation	$16,934	$17,758	$15,819	$4,768

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax, as applicable for the nine months ended October 2, 2010:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains(Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2010	$3,526	—	$(2,710)	$(1,590)	$(774)
Year-to date change	508	8	237	668	1,421
Balance at October 2, 2010	$4,034	$8	$(2,473)	$(922)	$647

During the nine months ended October 2, 2010, the Corporation repurchased 654,664 shares of its common stock at a cost of approximately $17.8 million.  As of October 2, 2010, $145.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income	$15,681	$17,614	$14,398	$4,331
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,801	44,994	45,053	44,834
Potentially dilutive shares from stock-based compensation plans	800	604	778	439
Denominator for diluted EPS	45,601	45,598	45,831	45,273
Earnings per share – basic	$0.35	$0.39	$0.32	$0.10
Earnings per share – diluted	$0.34	$0.39	$0.31	$0.10

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 2, 2010 and October 3, 2009, because their inclusion would have been anti-dilutive. The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended October 2, 2010 was 1,763,464 and 1,738,464 respectively. The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended October 3, 2009 was 1,325,023 and 1,394,946 respectively.

Note F.  Restructuring Reserve and Plant Closures

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the first quarter of fiscal 2010 to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury facility and other office furniture plant closures announced in 2009, the Corporation recorded $0.6 million of charges during the quarter ended October 2, 2010 which included $0.9 million of accelerated depreciation recorded in cost of sales net of a $0.3 million reduction in restructuring costs.  The Corporation reduced a previously recorded accrual related to a withdrawal liability associated with a multi-employer pension plan due to an increase in the market value of the plan assets. The Corporation had previously recorded $1.3 million of severance costs for approximately 125 members during the first quarter in connection with the closure of the Salisbury facility.  The closure and consolidation of the Salisbury facility is expected to be substantially completed by the end of 2010.

The following is a summary of changes in restructuring accruals during the nine months ended October 2, 2010.  This summary does not include accelerated depreciation as this item was not accounted for through the restructuring accrual on the Condensed Consolidated Balance Sheets but is included as a component of "Restructuring and Impairment" in the Corporation's Condensed Consolidated Statements of Income.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,229	1,592	2,821
Cash payments	(2,954)	(2,697)	(5,651)
Balance as of October 2, 2010	$2,664	$464	$3,128

Note G.  Discontinued Operations

The Corporation completed the sale of a small, non-core business in the office furniture segment during the third quarter of 2010.  A pre-tax charge of $0.6 million was recorded at the time of sale. The Corporation previously recorded $2.7 million of pre-tax charges during the first half of the year to reduce the assets held for sale to fair market value.  In addition, the Corporation sold a small non-core component of its hearth products segment during the first quarter of 2010.  A pre-tax charge of $0.4 million was recorded at the time of the sale.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Discontinued operations:
Operating profit (loss) before tax	$200	$(1,849)	$(794)	$(2,283)
Income tax provision (benefit)	73	1,007	(315)	878
Net profit (loss) from discontinued operations, net of income tax	127	(2,856)	(479)	(3,161)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	(563)	—	(3,639)	—
Income tax provision (benefit)	(423)	—	(1,567)	—
Net impairment loss and loss on sale of discontinued operations	(140)	—	(2,072)	—
Loss from discontinued operations, net of income tax benefit	$(13)	$(2,856)	$(2,551)	$(3,161)

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 2, 2010 and January 2, 2010, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	October 2, 2010	January 2, 2010
Patents	$19,325	$19,325
Customer relationships and other	108,464	115,451
Less: accumulated amortization	69,476	68,004
	$58,313	$66,772

Aggregate amortization expense for the nine months ended October 2, 2010 and October 3, 2009 was $6.7 million and $7.5 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

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

The changes in the carrying amount of goodwill since January 2, 2010 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2010
Goodwill	$123,948	$166,525	$290,473
Accumulated impairment losses	(29,359)	—	(29,359)
	94,589	166,525	261,114
Goodwill acquired during the quarter	—	—	—
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	(486)	(486)
Balance as of October 2, 2010			—
Goodwill	123,948	166,039	289,987
Accumulated impairment losses	(29,359)	—	(29,359)
	$94,589	$166,039	$260,628

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist of which none existed during the nine months ended October 2, 2010.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.  The decrease in the hearth products segment is related to the sale of a non-core component during the first quarter.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009
Balance at beginning of period	$12,684	$13,948
Accruals for warranties issued during period	11,309	9,715
Adjustments related to pre-existing warranties	1,008	(78)
Settlements made during the period	(12,746)	(10,772)
Balance at end of period	$12,255	$12,813

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Income for:

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009
Service cost	$271	$293
Interest cost	629	719
Amortization of transition obligation	381	381
Amortization of (gain)/loss	(13)	(7)
Net periodic benefit cost	$1,268	$1,386

Note K.  Income Taxes

The provision for income taxes for continuing operations in the third quarter of 2010 reflects an actual effective tax rate of 44.6 percent, compared to a discrete period effective tax rate of 33.7 percent for the third quarter of 2009.   The third quarter 2010 tax rate was negatively impacted due to a reduction in the anticipated capital gain from the sale of a closed manufacturing facility negatively impacting capital loss carry-forward utilization. The 2010 estimated annual effective tax rate including discontinued operations is expected to be 40.6 percent, higher than the U.S. tax rate of 35 percent, primarily due to increased profitability, the lack of U.S. research and development tax credits which have not been extended past 2009 and a valuation adjustment due to the inability to utilize capital loss carry-forwards.  A discrete calculation was used to report the 2009 third quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

Note L.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and diesel fuel.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Condensed Consolidated Balance Sheets at fair value.

Interest Rate Risk
In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.  The interest rate swap agreement matures on May 27, 2011.

As of October 2, 2010, $885,996 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheet) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carriers charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation entered into variable to fixed rate commodity swap agreements beginning in April 2010 with two financial counterparties to manage fluctuations in fuel costs.  The Corporation will hedge approximately 40% of its diesel fuel requirements for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of October 2, 2010, $35,576 of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	October 2, 2010	January 2, 2010
Interest rate swap	Accounts payable and accrued expenses	$(1,420)	$(1,922)
Interest rate swap	Other long-term liabilities	$—	$(626)
Diesel fuel swap	Accounts payable and accrued expenses	$(103)	$—
Diesel fuel swap	Prepaid expenses and other current assets	45	—
		$(1,478)	$(2,548)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the nine months ended October 2, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(435)	Interest expense	$(1,563)	None	$—
Diesel fuel swap	(387)	Selling and administrative expense	(330)	None	(1)
Total	$(822)		$(1,893)		$(1)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the nine months ended October 3, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(987)	Interest expense	$(1,228)	None	—
Diesel fuel swap	—	Selling and administrative expense	—	None	—
Total	$(987)		$(1,228)		—

Note M.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its available for sale securities and its investment in target funds.  The available for sale securities were comprised of government securities and corporate bonds. When available the Corporation uses quoted market prices to determine fair value and classify such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value during the three months ended October 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$2,454	$—	$2,454	$—
Government securities	$6,100	$—	$6,100	$—
Corporate bonds	$316	$—	$316	$—
Derivative financial instrument	$(1,478)	$—	$(1,478)	$—

Assets measured at fair value for the year ended January 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$—	$5,744	$—
Derivative financial instrument	$(2,548)	$—	$(2,548)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at October 2, 2010 and January 2, 2010, the end of the Corporation's 2009 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated to be $161 million at October 2, 2010 and $151 million at January 2, 2010, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $19.0 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

The office furniture segment manufactures and markets a broad line of metal and wood office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories, principally for the home.

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

Reportable segment data reconciled to the consolidated financial statements for the three- and nine-month periods ended October 2, 2010, and October 3, 2009, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net Sales:
Office Furniture	$387,382	$374,150	$1,030,112	$1,022,905
Hearth Products	71,471	72,022	190,469	194,869
	458,853	446,172	1,220,581	1,217,774
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$33,776	$42,992	$65,701	$66,252
Restructuring and impairment charges	251	(2,954)	(2,720)	(8,451)
Office furniture – net	34,027	40,038	62,981	57,801
Hearth products
Operations before restructuring charges	3,041	3,354	(2,397)	(13,519)
Restructuring and impairment charges	—	(1,486)	(101)	(4,952)
Hearth products – net	3,041	1,868	(2,498)	(18,471)
Total operating profit	37,068	41,906	60,483	39,330
Unallocated corporate expense	(8,790)	(10,908)	(31,209)	(29,653)
Income before income taxes	$28,278	$30,998	$29,274	$9,677
Depreciation & Amortization Expense:
Office furniture	$11,096	$12,958	$34,468	$39,857
Hearth products	2,559	4,237	9,052	13,117
General corporate	602	738	1,841	2,741
	$14,257	$17,933	$45,361	$55,715

Capital Expenditures:
Office furniture	$4,018	$2,498	$14,625	$8,227
Hearth products	614	537	1,443	2,237
General corporate	1,616	86	2,608	410
	$6,248	$3,121	$18,676	$10,874

			As of	As of
			October 2, 2010	October 3, 2009
Identifiable Assets:
Office furniture			$601,661	$631,369
Hearth products			291,213	309,219
General corporate			109,892	83,796
			$1,002,766	$1,024,384

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

Net sales for the third quarter of fiscal 2010 increased 2.8 percent to $458.9 million when compared to the third quarter of fiscal 2009.  The increase was driven by the contract and international channels of the office furniture segment.  Gross margins for the quarter decreased from prior year levels due to increased material costs and higher mix of lower margin product in the office furniture segment partially offset by higher volume and cost reduction initiatives.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume, distribution efficiencies and lower restructuring charges partially offset by higher fuel costs and investments in selling, marketing and product initiatives.

The Corporation recorded $0.7 million of restructuring and transition costs in the third quarter in connection with office furniture plant closures announced in first quarter 2010 and 2009.

The Corporation completed the sale of a non-core business in the office furniture segment during the third quarter of 2010 and sold a non-core component of the hearth products segment during the first quarter of 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the Corporation's Condensed Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first nine months of fiscal 2010, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

There were no new accounting standards issued during the quarter that the Corporation expects to have a material impact on the financial statements.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	Percent Change	October 2, 2010	October 3, 2009	Percent Change
Net sales	$458,853	$446,172	2.8%	$1,220,581	$1,217,774	0.2%
Cost of sales	297,635	281,527	5.7%	798,866	802,925	(0.5)%
Gross profit	161,218	164,645	(2.1)%	421,715	414,849	1.7%
Selling & administrative expenses	130,514	126,091	3.5%	381,346	382,666	(0.3)%
Restructuring & impairment charges	(251)	4,440	(105.7)%	2,821	13,403	(79.0)%
Operating income (loss)	30,955	34,114	(9.3)%	37,548	18,780	99.9%
Interest expense, net	2,677	3,116	(14.1)%	8,274	9,103	(9.1)%
Earnings (loss) before income taxes	28,278	30,998	(8.8)%	29,274	9,677	202.5%
Income taxes	12,630	10,382	21.7%	12,176	2,005	507.3%
Income (loss) from continuing operations	$15,648	$20,616	(24.1)%	$17,098	$7,672	122.9%

Consolidated net sales for the third quarter increased 2.8 percent or $12.7 million compared to the same quarter last year.  The increase occurred in the office furniture segment offset by a small decline in the hearth products segment.

Gross margin for the third quarter decreased to 35.1 percent compared to 36.9 percent for the same quarter last year.  The decrease in gross margin was driven by increased material costs and higher mix of lower margin products in the office furniture segment partially offset by higher volume and cost reduction initiatives.  Third quarter 2010 included $1.0 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities compared to $1.6 million in third quarter 2009.

As a result of challenging market conditions and the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the first quarter of fiscal 2010 to close an office furniture manufacturing facility located in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities.  In connection with the closure of the Salisbury facility and other office furniture plant closures announced in 2009, the Corporation recorded $0.6 million of charges during the quarter ended October 2, 2010 which included $0.9 million of accelerated depreciation recorded in cost of sales net of a $0.3 million reduction in restructuring expenses. The Corporation reduced a previously recorded accrual related to withdrawal liability associated with a multi-employer pension plan due to an increase in the market value of the plant assets.  The Corporation had previously recorded $1.3 million of severance costs for approximately 125 members during the first quarter in connection with the closure of the Salisbury facility.  The closure and consolidation of the Salisbury facility is expected to be substantially completed by the end of 2010.  The Corporation anticipates additional restructuring and transition costs of approximately $1.2 million related to the various closures over the remainder of 2010.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 28.4 percent compared to 29.3 percent for the same quarter last year due to higher volume, distribution efficiencies and lower restructuring charges partially offset by investments in selling, marketing and product initiatives.  Third quarter 2009 included $4.4 million of restructuring charges associated with plant consolidations.

Income from continuing operations for the third quarter of 2010 was $15.6 million or $0.34 per diluted share in the third quarter of 2010 compared to $20.6 million or $0.45 per diluted share in the third quarter of 2009.

The provision for income taxes for continuing operations in the third quarter of 2010 reflects an actual effective tax rate of 44.6 percent, compared to a discrete period effective tax rate of 33.7 percent for the third quarter of 2009.   The third quarter 2010 tax rate was negatively impacted due to a reduction in the anticipated capital gain from the sale of a closed manufacturing facility negatively impacting capital loss carry-forward utilization. The 2010 estimated annual effective tax rate including discontinued operations is expected to be 40.6 percent, higher than the U.S. tax rate of 35 percent, primarily due to increased profitability, the lack of U.S. research and development tax credits which have not been extended past 2009 and a valuation adjustment due to the inability to utilize capital loss carry-forwards.  A discrete calculation was used to report the 2009 third quarter tax provision rather than an estimated annual tax rate as uncertainty in the full year outlook produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The Corporation completed the sale of a small, non-core business in the office furniture segment during the third quarter of 2010.  A pre-tax charge of $0.6 million was recorded at the time of sale. The Corporation previously recorded $2.7 million of pre-tax charges during the first half of the year to reduce the assets held for sale to fair market value.  In addition, the Corporation sold a small non-core component of its hearth products segment during the first quarter of 2010.  A pre-tax charge of $0.4 million was recorded at the time of the sale.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

For the first nine months of 2010, consolidated net sales increased $2.8 million, or 0.2 percent, to $1.221 billion compared to $1.218 billion in the first nine months of 2009.  Gross margins increased to 34.6 percent compared to 34.1 percent for the same period last year.  Income from continuing operations was $17.1 million for the first nine months of 2010 compared to $7.7 million for the first nine months of 2009.  Earnings per share from continuing operations increased to $0.37 per diluted share compared to $0.17 per diluted share for the same period last year.

Office Furniture

Third quarter 2010 sales for the office furniture segment increased 3.5 percent or $13.2 million to $387.4 million from $374.2 million for the same quarter last year driven by growth in the contract and international channels partially offset by a decline in the supplies driven channel.  Operating profit prior to unallocated corporate expenses decreased $6.0 million to $34.0 million as a result of lower price realization, higher mix of lower margin products, increased input costs and investments in selling, marketing and product initiatives.  These were partially offset by higher volume, improved distribution efficiencies, cost reduction initiatives and lower restructuring and transition costs.  Third quarter 2010 included $0.7 million of restructuring and transition costs including accelerated depreciation compared to $4.2 million of restructuring and transition costs including accelerated depreciation in third quarter 2009.

Net sales for the first nine months of 2010 increased 0.7 percent or $7.2 million to $1.03 billion compared to $1.02 billion for the same period in 2009.  Operating profit increased 9.0 percent or $5.2 million to $63.0 million.

Hearth Products

Third quarter 2010 net sales for the hearth products segment decreased 0.8 percent or $0.6 million to $71.5 million from $72.0 million for the same quarter last year driven by a decline in the new construction channel partially offset by an increase in the remodel-retrofit channel.  Operating profit prior to unallocated corporate expenses increased $1.2 million to $3.0 million due to better price realization and lower restructuring costs partially offset by lower volume, higher material costs and a $0.3 million gain on the sale of a facility in the prior year quarter.  Third quarter 2009 included $2.2 million of restructuring and transition costs.

Net sales for the first nine months of 2010 decreased 2.3 percent or $4.4 million to $190.5 million compared to $194.9 million for the same period in 2009.  Operating profit increased $16.0 million to a $2.5 million loss when compared to the same period last year.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities for the first nine months of 2010 totaled $49.1 million compared to $135.9 million generated in the first nine months of 2009.  Changes in working capital performance resulted in a $31.9 million use of cash in the first nine months of the current fiscal year compared to a $66.6 million source of cash in the prior year.  Working capital in the first nine months of 2010, particularly receivables and inventory, was impacted by seasonality, customer mix and timing of shipments. Working capital in the first nine months of 2009 was positively impacted by reductions in accounts receivable due to a significant decrease in revenue.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first nine months of fiscal 2010 were $18.7 million compared to $10.9 million in the same period of fiscal 2009 and were primarily for tooling and equipment for new products.  For the full year 2010, capital expenditures are expected to be approximately $30 million primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
On June 11, 2010, the Corporation replaced a $300 million revolving credit facility entered into on January 28, 2005 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $250 million) or reduction from time to time according to the terms of the underlying credit agreement.  Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time until June 11, 2014.  The Corporation paid approximately $1.6 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement.  As of October 2, 2010 and during the third quarter, net borrowings under the revolving credit facility were at $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At October 2, 2010, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreements and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.215 per share on the Corporation's common stock on August 10, 2010, to shareholders of record at the close of business on August 20, 2010.  It was paid on September 1, 2010.

During the nine months ended October 2, 2010, the Corporation repurchased 654,664 shares of common stock at a cost of approximately $17.8 million, or an average price of $27.20 per share.  For the nine months ended October 3, 2009, the Corporation did not repurchase any shares of common stock.  As of October 2, 2010, approximately $145.8 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.  During the first nine months of fiscal 2010 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Management remains optimistic about the office furniture and hearth products markets.  The Corporation continues its investments in selling, marketing and product initiatives to drive improvement.  Management believes the Corporation is financially sound and positioned for growth.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 2, 2010, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of October 2, 2010, and, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2010 and the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities:

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

Under the Deferred Plans, each director or member participating in the Deferred Plans, may elect to defer the receipt of all or any portion of the compensation paid to such director or member by the Corporation to a cash or stock sub-account.  All deferred payments to the stock sub-account are held in the form of common stock equivalents.  Payments out of the deferred stock sub-accounts are made in the form of common stock of the Corporation (and cash as to any fractional common stock equivalent).  In the third quarter of 2010, the directors and members, as a group, were credited with 2,178 common stock equivalents under the Deferred Plans.  The value of each common stock equivalent, when credited, ranged from $23.37 to $28.76.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended October 2, 2010.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/04/10 – 07/31/10	281,842	26.64	281,842	$145,806,616
08/01/10 – 08/28/10	—		—	$145,806,616
08/29/10 – 10/02/10	—		—	$145,806,616
Total	281,842		281,842
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the third quarter of fiscal 2010, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 4, 2010	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002