Form 10-K
period 2011-01-01
HNI CORP
filed 2011-02-25
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of July 3, 2010 was $824,971,237, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 4, 2011 was 44,840,782.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, national office product distributors, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2010, the Corporation had net sales of $1.7 billion, of which approximately $1.4 billion or 83% was attributable to office furniture products and $0.3 billion or 17% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong and Taiwan.  See Item 2. Properties later in this report for additional related discussion.

Eight operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli Inc., Hickory Business Furniture, LLC (“HBF”) and HNI Hong Kong Limited (“Lamex”).  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

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

Since its inception, the Corporation has been committed to systematically eliminating waste and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on streamlining design, manufacturing and administrative processes.  The Corporation's RCI program, in which most members participate, has contributed to increased productivity, lower costs, improved product quality and enhanced workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most of its products.

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

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain and motivate skilled, experienced and efficient members (i.e., employees).  Each of the Corporation's eligible members own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Corporation’s success throughout the workforce.

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

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $8.3 billion in 2010, an increase of 6% compared to 2009, which was a 30% decrease from 2008 levels.  The Corporation believes the increase in 2010 is a reflection of the ongoing economic improvement in the industry.

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

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by businesses and home office users on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and national office product distributors are the primary distribution channels in this market channel.  Office furniture and products dealers publish periodic catalogs displaying office furniture and products from various manufacturers.

The Corporation also competes in the domestic hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners as an additional heating source during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor.  The Corporation sells approximately 40% of its hearth products to the new construction/builder channel.

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

The Corporation’s strategy has a dual focus:  working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end-users, using new insights gained to refine branding, selling and marketing and developing new products to serve them better.  The Corporation also pursues opportunities in potential growth drivers related to its core business, such as vertical markets or new distribution models.

Employees/Members

As of January 1, 2011, the Corporation employed approximately 8,500 persons, 8,000 of whom were full-time and 500 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files and pedestals; (ii) seating, including task chairs, executive desk chairs, conference/training chairs and side chairs; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers and lighting); and (iv) desks and related products, including tables, bookcases and credenzas.  In order to meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, HBF®, basyxTM and Lamex®, as well as private labels.

The following is a description of the Corporation's major product categories and product lines:

Storage
The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications.  The Corporation sells most of its freestanding storage through independent office products and office furniture dealers, nationwide chains of office products dealers, wholesalers and national office product distributors.

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

The Corporation offers whole office solutions, movable panels, storage units and work surfaces that can be installed easily and reconfigured to accommodate growth and change in organizations.  The Corporation and its dealer partners also offer consultative selling and design services for its office system products.

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

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & Glo®, Quadra-Fire® and Harman StoveTM brand names.

The Corporation’s line of hearth products includes a full array of gas, electric and wood burning fireplaces, inserts, stoves, facings and accessories.  Heatilator® and Heat & Glo® are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the leader in pellet-burning stoves and furnaces with its Quadra-Fire and Harman product lines which provide home heating solutions using renewable fuel, an environmentally friendly trend that has come to the forefront in home heating and continues to grow.  See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, Georgia, Indiana, Iowa, New York, North Carolina and China.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington and Pennsylvania.

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

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $21.8 million, $21.1 million and $27.8 million in product development during fiscal 2010, 2009 and 2008, respectively, and has budgeted $23 million for product development in fiscal 2011.

Intellectual Property

As of January 1, 2011, the Corporation owned 334 U.S. and 290 foreign patents and had applications pending for 16 U.S. and 50 foreign patents.  In addition, the Corporation holds 168 U.S. and 375 foreign trademark registrations and has applications pending for 16 U.S. and 26 foreign trademarks.

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

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel consisting of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to business, government, education, health care entities and home office owners.

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

The fourth distribution channel comprises wholesalers that serve as distributors of the Corporation's products to independent dealers, national supply dealers and superstores.  The Corporation sells to the nation's largest wholesalers, United Stationers Inc. and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

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

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in Latin America, the Caribbean and the Middle East.  With the acquisition of Lamex in 2006, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in greater China and Asia.

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

In fiscal 2010, the Corporation's five largest customers represented approximately 25% of its consolidated net sales. One customer, United Stationers Inc., accounted for approximately 10% of the Corporation’s consolidated net sales in fiscal 2010, 9% in fiscal 2009, and 10% in fiscal 2008.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, entities purchasing under the Corporation's U.S. General Services Administration contracts collectively accounted for approximately 8% of the Corporation's consolidated net sales.

As of January 1, 2011, the Corporation had an order backlog of approximately $150.5 million, which will be filled in the ordinary course of business within the first few weeks of the fiscal year.  This compares with $121.1 million as of January 2, 2010, and $130.8 million as of January 3, 2009.  Backlog, in terms of percentage of net sales, was 8.9%, 7.3% and 5.3%, for fiscal 2010, 2009 and 2008, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is the second largest office furniture manufacturer in the world and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the largest manufacturer and marketer of fireplaces in North America.

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

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries Inc., Lennox International Inc., Monessen Hearth Systems Co., FMI Products, LLC, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

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

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation.  The Corporation’s objective is to offset the effect of normal inflation on its costs primarily through productivity increases in combination with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, support systems and RCI programs.  These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs.  The Corporation also routinely employs ongoing cost control disciplines.  In addition, the last-in, first-out ("LIFO") valuation method is used for most of the Corporation's inventories, which ensures changing material and labor costs are recognized in reported income and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing use of materials and substances in products, the management of wastes resulting from use of certain material and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health and safety requirements.  The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel and consultants on the management of environmental, health and safety issues.  The Corporation’s ultimate goal is to reduce and, when practical, eliminate the generation of environmental pollutants in its manufacturing processes.

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

Over the past several years, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption and the impacts of its facilities.  In addition, the Corporation is providing sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an increasingly knowledgeable market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision and ensures its commitment to being a sustainable enterprise remains a priority for all members. The Corporation's growing commitment to sustainability has allowed its businesses to obtain level® certification for the office furniture industry's widest and most complete offering of products rated under the ANSI/BIFMA e3 Furniture Sustainability Standard.

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2011 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives and future financial performance, are “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as “anticipate,” “believe,” “could,” “confident,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and variations of such words and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results.  The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position or future financial performance are described later in this report under the heading “Item 1A. Risk Factors.”  The Corporation cautions readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including under the heading “Item 1A. Risk Factors,” as well as others that the Corporation may consider immaterial or does not anticipate at this time.  The risks and uncertainties described in this report, including those under the heading “Item 1A. Risk Factors,” are not exclusive and further information concerning the Corporation, including factors that potentially could materially affect the Corporation’s financial results or condition, may emerge from time to time.

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

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

Over the past few years, economic conditions have deteriorated significantly in the U.S. and many of the countries and regions in which we do business, and, despite the beginning of the recovery in the U.S. and elsewhere, remain challenging for the foreseeable future.  The recent downturns in the U.S. economy and in international markets have had, and may continue to have, a significant adverse impact on demand for our products.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt and equity capital markets, limited availability of consumer financing and weak credit markets, the strength of the U.S. economy and the local economies in which we operate.

There could be a number of effects from these economic developments on our business, including:  reduced demand for products; insolvency of our dealers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; decreased customer demand, including order delays or cancellations; and counter-party failures negatively impacting our treasury operations.

In addition, the current weak recovery and general uncertain economic conditions in the U.S. make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to incur excess costs.  Additionally, this forecasting difficulty could cause a shortage of products, labor or materials used in our products that could result in an inability to satisfy demand for our products and a loss of market share.

We may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect our results of operations.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are annually tested for impairment, and when an event occurs or circumstances change such that it is reasonably possible an impairment may exist.  We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit.  If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, such impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any.

We operate in a highly competitive environment and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, KI and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Lennox International Inc., Monessen Hearth Systems Co., FMI Products, LLC, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

In both the office furniture and hearth products industries, we also face significant price competition from our competitors and from new market entrants who primarily manufacture and source products from lower cost countries.  Such price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins.  In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures.

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

The growth in sales of private-label products by some of our largest office furniture customers may reduce our revenue and adversely affect our business, operating results or financial condition.

Private-label products are products sold under the name of the distributor or retailer, but manufactured by another party.  Some of our largest customers have aggressive private-label initiatives to increase sales of office furniture.  If successful, they may reduce our revenue and inhibit our ability to raise prices and may, in some cases, even force us to lower prices, which could result in an adverse effect on our business, operating results or financial condition.

Increases in basic commodity, raw material and component costs, as well as disruptions to the supply of such basic commodities, raw materials and components, could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand.  We source commodities, raw materials and components from low-cost, international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality and availability of commodities, raw materials and components, including steel, our largest raw material category, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

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

To keep pace with market trends in both the office furniture and hearth products industries, we must periodically introduce new products.  Such trends include changes in workplace and home design and increases in the use of technology and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline and may result in an adverse effect on our business, operating results or financial condition.

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

The past and present operation and ownership by us of manufacturing facilities and real property are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste and the remediation of contamination associated with releases of hazardous substances.  Compliance with environmental regulations has not had a material effect on our capital expenditures, earnings or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws or discoveries of contamination at our real property sites which occurred prior to our ownership or the advent of environmental regulation may require us to incur additional expenditures in the future, some of which may be material.

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

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics.  Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.  The U.S. homebuilding industry is currently experiencing an unprecedented downturn, the duration and ultimate severity of which are still uncertain.  Further deterioration of the economic conditions in the homebuilding industry and the hearth products market could further decrease demand for our hearth products and have additional adverse effects on our operating results.

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

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•	social and political turmoil, official corruption and civil and labor unrest;

•	restrictive government actions, such as the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental laws and regulations;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property;

•	unfavorable business conditions or economic instability in any particular country or region; and

•	difficulty in obtaining distribution and support.

Restrictions imposed by the terms of our credit facility and note purchase agreement may limit our operating and financial flexibility.

Our credit facility and note purchase agreement, dated as of April 6, 2006, pursuant to which we issued $150 million of senior, unsecured notes designated as Series 2006-A Senior Notes, limit our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions and enter into certain sale-leaseback arrangements.  Our note purchase agreement contains customary restrictive covenants that, among other things, place limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons or enter into material transactions with affiliates.  Our credit facility and note purchase agreement also require us to maintain certain financial covenants.

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may cause accelerated repayment of the indebtedness under the credit facility and could result in a cross default under our note purchase agreement.  We cannot be certain we will have sufficient funds available to pay any accelerated repayments or we will have the ability to refinance accelerated repayments on terms favorable to us or at all.

Costs related to product defects, including product liability costs, could adversely affect our profitability.

We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs.  These expenses relative to product sales vary and could increase.  We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves.  We cannot, however, be certain these reserves will be adequate to cover actual product defect-related claims in the future.  We also purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

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

We derive a significant portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government.

Our contracts with these government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government as well as state and local governments can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

Changes in government regulation and increased focus on enforcement may significantly increase our operating costs.

The federal government has a broad agenda of potential legislative and regulatory changes, which if enacted, could significantly impact our profitability by imposing on us additional costs that most likely could not be recovered by increased pricing.  These changes include, without limitation, proposed legislation or pending regulations relating to:

•	universal healthcare and healthcare reform;

•	increasing our effective tax rate;

•	union organizing activities;

•	energy costs in manufacturing; and

•	carbon dioxide and particulate emissions.

In addition, the federal government has increased its focus on enforcement under a wide range of laws and regulations impacting our business, particularly in the following areas:

•	antitrust and competition;

•	foreign corrupt practices;

•	government contracting;

•	securities and public company reporting;

•	labor and employment practices;

•	fraud and abuse; and

•	tax reporting.

Should we become the target of a government investigation or enforcement action, we could incur significant costs and suffer damage to our reputation which could adversely impact our business, operating results or financial condition.

Natural disasters, acts of God, force majeure events or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions and fires, could disrupt operations and likewise the ability to produce or deliver our products. Members are an integral part of our business and events such as an epidemic could reduce the availability of members reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customers orders, manufacture products and ship products on a timely basis and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these events, but it may not be sufficient or paid in a timely manner in the event we suffer such an event.

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

•	our ability to protect our intellectual property, including trade secrets and key business operations data;

•	labor or other manufacturing inefficiencies due to items such as new product introductions, a new operating system or turnover in personnel;

•	our ability to effectively manage working capital and maintain our effective tax rate;

•	future impairment of assets such as facilities or equipment;

•	our ability to successfully implement information technology solutions;

•	potential claims by third parties that we infringed upon their intellectual property rights;

•	our ability to realize financial benefits from our repurchases of common stock;

•	executive fraud and misconduct;

•
our insurance may not adequately (1) insulate us from expenses for product defects and the negligent acts and omissions of our members and agents and (2) compensate us for damages to our facilities and equipment and loss of business; and

•	our ability to retain our experienced management team and recruit other key personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 9.5 million square feet.  Of this total, approximately 2.1 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing nonwood casegoods office furniture
Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture (1)
Florence, Alabama	304,365	Owned	Manufacturing wood and nonwood casegoods office furniture
Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces
Lithia Springs, Georgia	585,000	Leased	Warehousing office furniture
Milan, Illinois	272,900	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing nonwood casegoods and systems office furniture (1)
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture (1)
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong and Taiwan.  These facilities total approximately 2.3 million square feet with approximately 1.3 million square feet used for the manufacture and distribution of office furniture and approximately .9 million square feet for hearth products.  Of this total, approximately 1.3 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 1, 2011

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Stan A. Askren	50	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	53	None	Vice President, General Counsel and Secretary	2008	Vice President and Regional General Counsel for The Americas, Imperial Chemical Industries PLC (2003-08); General Counsel, North America, ICI Paints (2004-08); President ICI Group Services (2004-08)
Gary L. Carlson	60	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)
Bradley D. Determan	49	None	Executive Vice President President, Hearth & Home Technologies Inc.*	2005 2003
Jerald K. Dittmer	53	None	Executive Vice President, President, The HON Company*	2008	Vice President and Chief Financial Officer (2001-08)
Tamara S. Feldman	50	None	Vice President, Financial Reporting	2001
Jeffrey D. Lorenger	45	None	Executive Vice President President, Allsteel, Inc.*	2010 2008	Vice President, General Counsel and Secretary (2005-2008) HNI Corporation; Vice President, Sales and Marketing (2007-2008) The HON Company
Kelly J. McGriff	44	None	Treasurer and Vice President, Investor Relations	2009	Director, Marketing Services (2008-09); Manager, Bids and Marketing (2007-08); and Commercial Controller (2005-07), The HON Company
Marco V. Molinari	51	None	Executive Vice President President, HNI International Inc.*	2006 2003	Vice President, HON Products, The HON Company (2004-06)
Alan R. Moorhead	59	None	Vice President, Internal Audit	2008	Director, Internal Audit (2006-08) HNI Corporation; Vice President, Audit Director, Assurant, Inc. (2001-06)
Kurt A. Tjaden	47	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2006-08); Vice President and Chief Financial Officer, Pure Fishing, LLC (2001-06)

*HNI Corporation subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI.  As of year-end 2010, the Corporation had 7,866 stockholders of record.

Wells Fargo Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling:  Wells Fargo Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0874 or telephone 800/468-9716.

Information regarding historical sale prices of and dividends paid on the Corporation's common stock is presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 72% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended January 1, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/03/10 – 10/30/10	—		—	$145,806,616
10/31/10 – 11/27/10	—		—	$145,806,616
11/28/10 – 01/01/11	368	30.14	368	$145,795,524
Total	368		368

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2010, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2010	2009	2008	2007	2006
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to Parent Company – basic	$0.66	$(0.04)	$1.14	$2.65	$2.60
Income (Loss) from Continuing Operations Attributable to Parent Company – diluted	0.65	(0.04)	1.13	2.63	2.58
Net Income (Loss) Attributable to Parent Company – basic	0.60	(0.14)	1.03	2.58	2.46
Net Income (Loss) Attributable to Parent Company – diluted	0.59	(0.14)	1.02	2.57	2.45
Cash Dividends	0.86	0.86	0.86	0.78	0.72
Book Value – year-end	9.10	9.30	10.13	10.24	10.35
Net Working Capital – year-end	1.04	1.33	1.00	2.33	3.04
Operating Results (Thousands of Dollars)
Net Sales	$1,686,728	$1,623,327	$2,429,631	$2,506,669	$2,614,326
Gross Profit as a % of Net Sales	34.7%	34.7%	33.7%	35.7%	34.9%
Interest Expense	$11,903	$12,080	$16,865	$18,161	$14,323
Income (Loss) from Continuing Operations	29,681	(1,598)	50,706	123,482	130,118
Income (Loss) from Continuing Operations as a % of Net Sales	1.8%	(0.1)%	2.1%	4.9%	5.0%
Discontinued Operations(a)	$(2,558)	$(4,661)	$(5,099)	$(3,522)	$(6,916)
Net Income (Loss) Attributable to Parent Company	26,941	(6,442)	45,450	120,378	123,375
Net Income (Loss) Attributable to Parent Company as a % of Net Sales	1.6%	(0.4)%	1.9%	4.8%	4.7%
Cash Dividends	$38,737	$38,667	$38,095	$36,408	$36,028
% Return on Average Shareholders’ Equity	6.5%	(1.5)%	10.0%	25.2%	22.6%
Depreciation and Amortization	$58,630	$74,867	$70,155	$68,173	$69,503
Financial Position (Thousands of Dollars)
Current Assets	$408,161	$360,271	$417,841	$489,072	$504,174
Current Liabilities	361,351	300,142	373,625	384,461	358,542
Working Capital	46,810	60,129	44,216	104,611	145,632
Current Ratio	1.13	1.20	1.12	1.27	1.41
Total Assets	$997,880	$994,326	$1,165,629	$1,206,976	$1,226,359
% Return on Beginning Assets Employed	5.8%	0.7%	7.7%	16.3%	18.2%
Long-Term Debt and Capital Lease Obligations	$150,111	$200,000	$267,343	$281,091	$285,974
Shareholders’ Equity	407,985	419,284	448,833	458,908	495,919
Current Share Data
Number of Shares Outstanding at Year-End	44,840,701	45,093,379	44,324,409	44,834,519	47,905,351
Weighted-Average Shares Outstanding During Year – basic	44,993,934	44,888,809	44,309,765	46,684,774	50,059,443
Weighted-Average Shares Outstanding During Year – diluted	45,808,704	44,888,809	44,433,945	46,925,161	50,374,758
Number of Shareholders of Record at Year-End	7,866	8,257	8,274	7,625	7,475
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$25,683	$16,017	$70,083	$58,568	$58,921
Members (Employees) at Year-End	8,470	8,748	12,241(a)	13,271(a)	14,170(a)

(a)	Includes acquisitions completed during the fiscal year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under Item 1A Risk Factors and elsewhere in this report.

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

Primary factors impacting the Corporation's businesses, small business and CEO confidence and business spending improved, while employment and new home construction stabilized. Momentum continued to build through the end of the year in the office furniture contract channel. The supplies-driven channel of the office furniture segment reversed previous declines. The hearth business stabilized as declines in the new home construction and remodel markets slowed. The Corporation adjusted rapidly to the transitioning economy and performed well.  The Corporation continued its disciplined approach to managing cost and made the decision to close an office furniture manufacturing facility and consolidate production into existing manufacturing facilities in 2010. The Corporation also remained committed to long-term profitable growth across its core businesses and increased the amount of focused investments in selling, marketing and product initiatives.

Net sales during 2010 were $1.7 billion, an increase of 3.9 percent, compared to net sales of $1.6 billion in 2009.  The sales increase was driven by increased volume in both the supplies-driven and contract channels of the office furniture segment as well as improvement in the new construction channel of the hearth products segment.

Management is optimistic about the office furniture and hearth markets. The Corporation will continue to invest in selling, marketing and product initiatives and remain focused on improving operations and reducing cost.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate be made based on assumptions about matters uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2010 ended on January 1, 2011; 2009 ended on January 2, 2010; and 2008 ended on January 3, 2009.  The financial statements for fiscal years 2010 and 2009 are on a 52-week basis; and the financial statements for fiscal year 2008 are on a 53-week basis.  A 53-week year occurs approximately every sixth year.

Revenue recognition – Sales of office furniture and hearth products are generally recognized when title transfers and the risks and rewards of ownership have passed to customers. Typically title and risk of ownership transfer when the product is shipped. In certain circumstances, title and risk of ownership do not transfer until the goods are received by the customer or upon installation or customer acceptance.  Revenue includes freight charged to customers; related costs are included in selling and administrative expense.  Rebates, discounts and other marketing program expenses directly related to the sale are recorded as a reduction to sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.  Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

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

As of January 1, 2011, there was approximately $195 million in outstanding accounts receivable and $5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $6 million at year-end 2009 and $9 million at year-end 2008.

Inventory valuation – Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out ("LIFO") method. The value of inventories on the LIFO basis represented about 77%, 82% and 83% of total inventories at January 1, 2011, January 2, 2010 and January 3, 2009, respectively. If the first-in, first-out ("FIFO") method had been in use, inventories would have been $23.8 million, $23.4 million and $27.8 million higher than reported at January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which seven contained goodwill.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 11.5%.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all reporting units’ fair values is compared to the Corporation’s market capitalization.

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

As a result of the review performed in the fourth quarter of 2010, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded. The Corporation recorded $7 million of impairment charges in 2009. The reporting unit impacted was an office furniture manufacturing unit acquired in 2008.  The Corporation recorded $17 million of impairment charges in 2008 for reporting units acquired in prior years.  The reporting units impacted in 2008 included an office furniture services unit, dealer distribution unit and an office furniture manufacturing unit with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The significant estimates and assumptions used in estimating future cash flows of the Corporation's reporting units are based on management’s view of longer term, broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital. As a reasonableness test, management also compared the market capitalization of the Corporation at January 1, 2011 to the aggregate fair value of the reporting units, resulting in a very small implied control premium of approximately five percent.

The Corporation has one reporting unit in the office furniture segment where the fair value only slightly exceeds the carrying value. There is approximately $24 million of goodwill associated with this reporting unit. While management does not believe that impairment is probable, the performance of this business requires continued improvement in future periods to sustain its carrying value. Holding the other valuation assumptions constant, a downward shift in future operating profits of two percent across all periods from projected levels would indicate the carrying value of the business is in excess of the fair value as of the measurement date. The amount of any future impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

Goodwill of approximately $261 million remains on the consolidated balance sheet as of the end of fiscal 2010.

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2010 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review, the Corporation determined the fair value of all trade names exceed their carrying value. The Corporation recorded an impairment charge of $1.1 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. The Corporation recorded a $18 million and a $5 million impairment charge for certain office furniture trade names in 2009 and 2008, respectively. A carrying value of all trade names of approximately $41 million remains on the consolidated balance sheet at the end of fiscal 2010.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  During the fourth quarter, the Corporation committed to a plan to sell certain hearth product retail and distribution locations and classified the group of net assets as held for sale. The Corporation recorded an impairment charge of $4.9 million in the fourth quarter to adjust the carrying value of the net assets to fair market value less cost to sell as of the reporting date. The Corporation also recorded an impairment charge of $2.0 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. Intangibles, net of amortization, of approximately $52 million are included on the consolidated balance sheet as of the end of fiscal 2010.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of the speed and magnitude of the economic recovery and its impact on future revenues, operating margins and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.  There are certain reporting units that have been recently acquired and therefore have a historical cost that is closer to the current fair value.  For all reporting units other than the one discussed above, the calculated fair value exceeds the carrying value by a large margin with the closest margin at greater than 18 percent of the carrying value.  While the Corporation has recorded impairment charges connected to acquisitions in the office furniture segment over the past few years, management’s strategy with regards to these reporting units has not changed and the Corporation expects to receive additional value from these reporting units as the economy stabilizes.

Self-insured reserves – The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of January 1, 2011, those liabilities totaled $26 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $6.6 million in 2010, $3.8 million in 2009 and $1.6 million in 2008.  The decrease in cost in 2008 was due to a true-up adjustment to estimated forfeitures based on current year events.

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

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s Consolidated Statements of Income for the periods indicated.

Fiscal	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.3	65.3	66.3
Gross profit	34.7	34.7	33.7
Selling and administrative expenses	30.7	31.6	29.2
Restructuring related charges	0.6	2.5	0.7
Operating income	3.4	0.5	3.8
Interest income (expense) net	(0.7)	(0.7)	(0.6)
Income (loss) from continuing operations before income taxes	2.8	(0.2)	3.2
Income taxes	1.0	(0.1)	1.1
Net income attributable to the noncontrolling interest	0.0	0.0	0.0
Income (loss) from continuing operations attributable to HNI Corporation	1.7%	(0.1)%	2.1%

Net Sales

Net sales during 2010 were $1.7 billion, an increase of 3.9 percent, compared to net sales of $1.6 billion in 2009.   Increased volume in both the supplies-driven and contract channels of the office furniture segment was partially offset by lower price realization. The hearth products segment experienced better price realization partially offset by lower volume. Net sales during 2009 were $1.6 billion, a decrease of 33.2 percent, compared to net sales of $2.4 billion in 2008.  Acquisitions contributed $10 million or 0.4 percentage points of sales in 2009.  Higher price realization of $83 million was offset by significant weakness in both the supplies-driven and contract channels of the office furniture segment and lower volume in the hearth products segment.

Gross Profit

Gross profit as a percent of net sales remained flat in 2010 as compared to 2009 due to higher volume, cost reduction initiatives and lower restructuring and transition costs offset by lower price realization, higher material costs and higher mix of lower margin products.  Gross profit as a percent of net sales increased 1.0 percentage point in 2009 as compared to 2008 due to better price realization, lower material costs and cost reduction initiatives offset partially by lower volume.

Selling and Administrative Expenses

Selling and administrative expenses increased 0.9 percent in 2010 and decreased 27.6 percent in 2009.  The increase in 2010 was due to higher volume related expenses, higher fuel costs, investments in selling and growth initiatives and higher incentive based compensation.  These were offset partially by improved distribution efficiencies and cost control initiatives.  The decrease in 2009 was due to lower volume related expenses, lower fuel costs, improved distribution efficiencies, cost control initiatives and gains from the sale of a facility and a corporate airplane.  These were offset partially by the impact of favorable adjustments related to the fair value of mandatorily redeemable liabilities from prior acquisitions in 2008, increased costs from acquisitions and transition costs related to the various plant consolidations.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Restructuring and Impairment Charges

During 2010, the Corporation made the decision to close an office furniture facility in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities. In connection with the closure of this facility, the Corporation recorded $4.2 million of pre-tax charges which included $2.3 million of accelerated depreciation of buildings, machinery and equipment recorded in cost of sales and $1.9 million of severance and facility exist costs recorded as restructuring costs in 2010.

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. In connection with the closure of these facilities, the Corporation recorded $12.6 million of pre-tax charges which included $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $9.9 million of severance and facility exit costs recorded as restructuring costs in 2009.  During 2010, the Corporation incurred $2.0 million of current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs.

The Corporation made the decision to close certain hearth products retail and distribution locations during 2010. A pre-tax charge of $0.2 million was recorded for severance and facility exit costs.

During 2010, the Corporation completed the consolidation of significant production from its hearth products Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation completed the closure of hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfered operations to its Mount Pleasant facility.  The Corporation’s hearth products segment disposed of and consolidated several retail and distribution locations during 2009.  In connection with these activities, the Corporation recorded $6.7 million of pre-tax charges which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $5.5 million of severance and facility exit costs, including accelerated depreciation of $1.4 million and write-off of goodwill of $0.6 million, recorded as restructuring costs in 2009. During 2010, the Corporation incurred $0.1 million of current period charges recorded as restructuring costs.

The Corporation made the decision to sell certain hearth products distribution locations during the fourth quarter of 2010. The assets to be sold were moved to held for sale, and the Corporation recorded an impairment charge of $5.0 million to reduce the value of the business unit to fair market value. The Corporation also recorded $0.5 million of impairment charges in 2010 related to adjusting excess land held for sale to fair market value.

As part of the Corporation’s annual impairment review, management concluded, due to market and economic conditions, a portion of its goodwill and indefinite-lived intangibles had carrying values greater than their fair market value and recorded an impairment charge of $25.0 million in 2009 and $21.8 million in 2008.

During 2008, the Corporation completed the shutdown of an office furniture facility in Richmond, Virginia, consolidated production into other manufacturing locations, closed two distribution centers and started up a new distribution center.  The Corporation announced and started these activities during third quarter 2007.   During 2008, the Corporation incurred $4.2 million of current period charges which included $0.4 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $3.8 million of other costs recorded as restructuring costs.

The Corporation’s hearth products segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations, the Corporation incurred $0.3 million of current period charges during 2008 recorded as restructuring costs.

Operating Income

Operating income increased $49.3 million to $57.9 million in 2010, compared to $8.6 million in 2009.  The increase was due to higher volume in all channels of the office furniture segment, cost control initiatives, improved distribution efficiencies and lower restructuring, transition and impairment charges.  These were offset partially by decreased price realization, higher input costs, investments in selling, marketing and product initiatives and higher incentive based compensation.  Operating income was $8.6 million in 2009, a decrease of 90.7 percent compared to $92.4 million in 2008.  The decrease in 2009 was due to lower volume in all channels of the office furniture and hearth products segments, higher restructuring, transition and impairment charges and favorable adjustments recorded in 2008 to the fair value of mandatorily redeemable liabilities from prior acquisitions.  These were offset partially by improved price realization, lower input costs, improved distribution efficiencies, cost control initiatives and gains recorded on the sale of a facility and a corporate airplane.

Income (Loss) From Continuing Operations

Income from continuing operations in 2010, which excludes the Corporation's discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements) increased to $29.7 million compared to a loss of $1.6 million in 2009. Income from continuing operations in 2009 was a loss of $1.6 million compared with income of $50.7 million in 2008, a 103.2 percent decrease.  The loss from continuing operations in 2009 was positively impacted by decreased interest expense of $4.8 million due to lower debt levels.  Income from continuing operations per diluted share increased to $0.65 in 2010 and decreased by 103.5 percent to $(0.04) in 2009.

Discontinued Operations

During 2010, the Corporation completed the sale of a non-core business in the office furniture segment and a small non-core component of its hearth products segment. Revenues and expenses associated with these components are presented as discontinued operations for all periods presented.  Refer to Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to parent company increased to $26.9 million in 2010 compared to a loss of $6.4 million in 2009 which was a decrease of 114.2 percent compared to 2008.  Net income per diluted share increased to $0.59 in 2010 and decreased by 113.7 percent to $(0.14) in 2009.

Office Furniture

Office furniture comprised 83 percent of consolidated net sales for 2010, 2009 and 2008.  Net sales for office furniture increased 4 percent in 2010 to $1.4 billion compared to $1.3 billion in 2009. The increase of $60 million included increased volume of $73 million offset by lower price realization of $13 million. The Corporation experienced growth in both the supplies-driven and contract channels as the economy stabilized. Net sales for office furniture decreased 33 percent in 2009 to $1.3 billion compared to $2.0 billion in 2008.  Acquisitions contributed $10 million of additional sales in 2009.  Organic sales decreased $684 million or 34 percent, including increased price realization of $77 million, due to substantial weakness in both the supplies-driven and contract channels which were both impacted by economic conditions.  BIFMA reported 2010 shipments up 6 percent from 2009 levels which were down 30 percent from 2008 levels.

Operating profit as a percent of net sales was 6.2 percent in 2010, 3.9 percent in 2009 and 5.4 percent in 2008.  The increase in operating margins in 2010 was due to lower restructuring and impairment charges of $31 million compared to 2009 as well as higher volume, cost control initiatives and improved distribution efficiencies. These were partially offset by decreased price realization, higher input costs and investments in selling, marketing and growth initiatives. The decrease in operating margins in 2009 was due to additional restructuring and impairment charges of $9 million compared to 2008 as well as lower volume and the impact of prior year favorable adjustments to the current fair value of mandatorily redeemable liabilities from prior acquisitions.  These were partially offset by increased price realization, lower material costs, improved distribution efficiencies, lower transition costs and cost control initiatives.

Hearth Products

Hearth products sales increased 1 percent in 2010 to $282 million compared to $278 million in 2009. This was due to an increase in the new construction channel offset partially by a decrease in the remodel-retrofit channel. Hearth products sales decreased 32 percent in 2009 to $278 million compared to $411 million in 2008.  The decrease was due to significant declines in both the new construction and remodel-retrofit channels.

Operating profit as a percent of sales in 2010 was 1.0 percent compared to operating loss as a percent of sales of 5.3 percent in 2009 and operating profit as a percent of sales of 2.8 percent in 2008.  The increase in operating margins in 2010 was due to increased price realization, cost control initiatives and lower restructuring and transition costs offset partially by higher input costs. The decrease in operating margins in 2009 was due to lower volume and higher restructuring and transition costs offset partially by cost reduction initiatives.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2010 totaled $94.4 million compared to $193.2 million generated in 2009.  Changes in working capital balances resulted in a $20.0 million use of cash in 2010 compared to a $97.3 million source of cash in the prior year.

The use of cash related to working capital balances in 2010 was primarily driven from higher trade receivables of $30.0 million and higher inventory of $4.4 million due to increased sales during the fourth quarter.  These uses of cash were offset partially by increased current liabilities of $14.9 million.  The increase in current liabilities is comprised of a $9.2 million increase in trade accounts payable, a $5.1 million increase in other accruals, namely compensation expense accruals, and a $0.5 million increase in tax-related accruals.

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

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2010 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.8 percent, 3.8 percent and 3.6 percent at the end of fiscal years 2010, 2009 and 2008, respectively. The Corporation’s inventory turns were 16, 15 and 17, for 2010, 2009 and 2008, respectively.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $26.7 million in 2010, $17.6 million in 2009 and $71.5 million in 2008.  These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives.  The increase in capital expenditures in 2008 was due to facility consolidations completed in 2008.  The Corporation anticipates capital expenditures for 2011 to total $30 to $35 million, primarily related to new products and operational process improvement.

Included in investing activities is a net cash outflow of $0.1 million and $0.5 million in 2010 and 2009, respectively, for a contingent purchase commitment related to the Harman Stove Company (“Harman”) acquisition in 2007.  The acquisition of Harman added to the hearth products segment alternative fuel business.  In 2008, investing activities reflected a net cash outflow of $75.5 million related to the acquisition of Hickory Business Furniture, LLC ("HBF").  The addition of HBF bolstered the Corporation’s contract office furniture business with its strong brand recognition among interior designers and emphasis on new products.  Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2010, the Corporation completed the sale of a facility located in Louisburg, North Carolina. In 2009, the Corporation completed the sale of a corporate airplane and a facility located in Lakeville, Minnesota.  In 2008, the Corporation completed the sale of a facility located in Richmond, Virginia.  The proceeds from these sales of $1 million, $5 million and $5 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2010, 2009 and 2008, respectively.

In 2010, the Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment. The combined proceeds from these sales of $4 million are reflected in the Consolidated Statement of Cash Flows in investing activities.

In 2009, the Corporation sold $21 million of long-term investments and used the proceeds to repay debt.

Cash Flow – Financing Activities

On June 11, 2010, the Corporation replaced a $300 million revolving credit facility entered into on January 28, 2005 with a new revolving credit facility providing for a maximum borrowing of $150 million subject to increase (to a maximum amount of $250 million) or reduction from time to time according to the terms of the underlying credit agreement. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time until June 11, 2014. The Corporation paid approximately $1.6 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement. As of January 1, 2011 and during the year, net borrowings under the revolving credit facility were at $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

On June 30, 2008, the Corporation entered into a term loan credit agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The Corporation paid off the term loan during 2009.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Additional borrowing capacity of $100 million, less amounts used for designated letters of credit, is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect access to future capital to be a constraint on planned growth.  Long-term debt, including capital lease obligations, was 27% of total capitalization as of January 1, 2011, 32% as of January 2, 2010 and 37% as of January 3, 2009.

The credit agreement pertaining to the revolving credit facility and the note purchase agreement pertaining to the Senior Notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness and lease obligations and make guarantees;

•	create liens on assets;

•	engage in any material line of business substantially different from existing lines of business;

•	sell assets;

•	make investments, loans and advances, including acquisitions;

•	engage in sale-leaseback transactions in excess of $50 million in the aggregate;

•	repay the Senior Notes or enter into certain amendments thereof; and

•	engage in certain transactions with affiliates.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under the credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At January 1, 2011, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

In 2008, the Corporation entered into an interest rate swap agreement with one of its relationship banks, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  The fair value of the interest rate swap arrangement, as further described in the Derivative Financial Instrument note in the Notes to Consolidated Financial Statements, was a negative $0.9 million at the end of 2010.  The fair value of the swap arrangement changes based on fluctuations in market interest rates.  Changes in fair value are recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  This interest rate swap had the effect of increasing total interest expense by $2.1 million in 2010.

During 2010, the Corporation repurchased 655,032 shares of its common stock at a cost of approximately $17.8 million, or an average price of $27.20. The Board authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of January 1, 2011 approximately $145.8 million of this authorized amount remained unspent.  During 2009, the Corporation did not repurchase any shares of its common stock.   During 2008, the Corporation repurchased 1,004,700 shares of its common stock at a cost of approximately $28.6 million, or an average price of $28.42.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.86 per common share for 2010, 2009 and 2008.  Further the Board announced a 6.98 percent increase in the quarterly dividend from $0.215 to $0.23 per common share effective with the March 7, 2011 dividend payment for shareholders of record at the close of business on February 28, 2011. The previous quarterly dividend increase was from $0.195 to $0.215 per common share effective with the February 29, 2008 dividend payment for shareholders of record at the close of business on February 22, 2008.  The average dividend payout percentage for the most recent three-year period has been 72 percent of prior year earnings.

Cash, cash equivalents and short-term investments totaled $109.7 million at the end of 2010 compared to $93.4 million at the end of 2009 and $49.3 million at the end of 2008.  These funds, coupled with cash from future operations and additional borrowings, if needed, are expected to be adequate to finance operations, planned improvements and internal growth.  The Corporation currently expects to be able to satisfy cash flow needs over the next twelve months with existing facilities.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$253,795	$60,167	$16,620	$16,620	$160,388
Capital lease obligations	156	35	71	50	—
Operating lease obligations	85,009	31,071	23,256	14,502	16,180
Purchase obligations (2)	56,895	56,895	—	—	—
Other long-term obligations (3)	26,882	1,288	4,544	4,063	16,987
Total	$422,737	$149,456	$44,491	$35,235	$193,555

(1)	Interest has been included for all debt at either the fixed rate or variable rate in effect as of January 1, 2011, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the quantity to be purchased, the price to be paid and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, mandatory purchases of the remaining unowned interest in an acquisition, liability for unrecognized tax liabilities and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

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

Looking Ahead

Management remains optimistic about the office furniture and hearth markets and the gradually improving economy. The Corporation will build on the momentum from 2010 to grow its businesses and increase profits in 2011.

The Corporation will focus on its core customers and core market segments, respond to customers’ needs and the demands of the market.  It will continue to reduce costs, improve operations and fiercely manage cash.  The Corporation will increase investments in new products, brand development and selling initiatives.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from our variable interest debt obligations.  For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.  As of January 1, 2011, the Corporation has one interest rate swap agreement.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (“LIBOR”) as determined on the last day of each monthly settlement period on an aggregated notational principal amount of $50 million.  The interest rate swap derivative instrument is held and used by the Corporation as a tool for managing interest rate risk.  It is not used for trading or speculative purposes.  The fair market value of the effective swap instrument was negative $0.9 million at January 1, 2011.  The impact of this swap instrument on total interest expense was an addition to interest expense of $2.1 million in 2010.  The Corporation does not currently have any significant foreign currency exposure.

The Corporation began using derivative instruments to mitigate the volatility of diesel fuel prices and related fuel surcharges and not to speculate the future price of diesel fuel in April of 2010. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months. At January 2, 2011, the effect on the consolidated balance sheet was insignificant. The effect on the consolidated statement of income for the year ended January 1, 2011 was operating expense of $0.4 million.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard and cartoning.  Steel is the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas.  Oil, natural gas and diesel fuel prices have experienced high volatility in the last several years and as a result the costs of plastics, textiles and transportation have also been volatile.  The cost of wood particleboard has been impacted by continued downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure.  The Corporation works to offset these increased costs through global sourcing initiatives and price increases on its products; however, historically, margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report.

The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to ensure information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of January 1, 2011, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2010 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009	72

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits
An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 73.  The following exhibits are filed herewith:

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

HNI Corporation

Date:	February 25, 2011	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 25, 2011
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 25, 2011
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 25, 2011
Mary H. Bell

/s/ Miguel M. Calado	Director	February 25, 2011
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 25, 2011
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 25, 2011
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 25, 2011
James R. Jenkins

/s/ Dennis J. Martin	Director	February 25, 2011
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 25, 2011
Larry B. Porcellato

/s/ Abbie J. Smith	Director	February 25, 2011
Abbie J. Smith

/s/ Brian E. Stern	Lead Director	February 25, 2011
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 25, 2011
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 1, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 1, 2011, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of HNI Corporation’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at January 1, 2011, January 2, 2010, and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2011

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)
For the Years	2010	2009	2008
Net sales	$1,686,728	$1,623,327	$2,429,631
Cost of products sold	1,101,112	1,060,526	1,611,750
Gross profit	585,616	562,801	817,881
Selling and administrative expenses	518,257	513,776	709,637
Restructuring related and impairment charges	9,449	40,443	15,880
Operating income	57,910	8,582	92,364
Interest income	471	415	1,172
Interest expense	11,903	12,080	16,865
Income (loss) from continuing operations before income taxes	46,478	(3,083)	76,671
Income taxes	16,797	(1,485)	25,965
Income (loss) from continuing operations, less applicable income taxes	29,681	(1,598)	50,706
Discontinued operations, less applicable income taxes	(2,558)	(4,661)	(5,099)
Net income (loss)	27,123	(6,259)	45,607
Less: Net income attributable to the noncontrolling interest	182	183	157
Net income (loss) attributable to HNI Corporation	$26,941	$(6,442)	$45,450
Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$0.66	$(0.04)	$1.14
Discontinued operations attributable to HNI Corporation per common share – basic	$(0.06)	$(0.10)	$(0.11)
Net income (loss) attributable to HNI Corporation per common share – basic	$0.60	$(0.14)	$1.03
Weighted average shares outstanding – basic	44,993,934	44,888,809	44,309,765
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$0.65	$(0.04)	$1.13
Discontinued operations attributable to HNI Corporation per common share – diluted	$(0.06)	$(0.10)	$(0.11)
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.59	$(0.14)	$1.02
Weighted average shares outstanding - diluted	45,808,704	44,888,809	44,433,945
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2010	2009	2008
Assets
Current Assets
Cash and cash equivalents	$99,096	$87,374	$39,538
Short-term investments	10,567	5,994	9,750
Receivables, net	190,118	163,732	238,327
Inventories	68,956	65,144	84,290
Deferred income taxes	18,467	20,299	16,313
Prepaid expenses and other current assets	20,957	17,728	29,623
Total Current Assets	408,161	360,271	417,841
Property, Plant, and Equipment	231,781	260,102	315,606
Goodwill	260,634	261,114	268,392
Other Assets	97,304	112,839	163,790
Total Assets	$997,880	$994,326	$1,165,629
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$311,066	$299,718	$313,431
Note payable and current maturities of long-term debt and capital lease obligations	50,029	39	54,494
Current maturities of other long-term obligations	256	385	5,700
Total Current Liabilities	361,351	300,142	373,625
Long-Term Debt	150,000	200,000	267,300
Capital Lease Obligations	111	—	43
Other Long-Term Liabilities	47,437	50,332	50,399
Deferred Income Taxes	30,525	24,227	25,271
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,841	45,093	44,324
Authorized: 200,000
Issued and outstanding: 2010-44,841; 2009-45,093; 2008-44,324
Additional paid-in capital	18,011	19,695	6,037
Retained Earnings	343,474	355,270	400,379
Accumulated other comprehensive income	1,659	(774)	(1,907)
Total HNI Corporation shareholders’ equity	407,985	419,284	448,833
Noncontrolling interest	471	341	158
Total Equity	408,456	419,625	448,991
Total Liabilities and Equity	$997,880	$994,326	$1,165,629
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2007	$44,835	$3,152	$410,075	$846	$1	$458,909
Comprehensive income:
Net income			45,450		157	45,607
Other comprehensive income				(2,753)		(2,753)
Comprehensive income						42,854

Cash dividends; $0.86 per share			(38,095)			(38,095)
Common shares – treasury:
Shares purchased	(1,005)	(10,497)	(17,051)			(28,553)
Shares issued under Members’ Stock Purchase Plan and stock awards	494	13,382				13,876
Balance, January 3, 2009	$44,324	$6,037	$400,379	$(1,907)	$158	$448,991
Comprehensive income:
Net income (loss)			(6,442)		183	(6,259)
Other comprehensive income				1,133		1,133
Comprehensive income (loss)						(5,126)

Cash dividends; $0.86 per share			(38,667)			(38,667)
Common shares – treasury:
Shares purchased
Shares issued under Members’ Stock Purchase Plan and stock awards	769	13,658				14,427
Balance, January 2, 2010	$45,093	$19,695	$355,270	$(774)	$341	$419,625
Comprehensive income:
Net income (loss)			26,941		182	27,123
Other comprehensive income				2,433		2,433
Comprehensive income (loss)						29,556

Distributions to noncontrolling interest					(52)	(52)
Cash dividends; $0.86 per share			(38,737)			(38,737)
Common shares – treasury:
Shares purchased	(655)	(17,162)				(17,817)
Shares issued under Members’ Stock Purchase Plan and stock awards	403	15,478				15,881
Balance, January 1, 2011	$44,841	$18,011	$343,474	$1,659	$471	$408,456
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2010	2009	2008
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$27,123	$(6,259)	$45,607
Noncash items included in net income:
Depreciation and amortization	58,630	74,867	70,155
Other postretirement and post-employment benefits	1,691	1,849	1,509
Stock-based compensation	6,601	3,830	1,616
Excess tax benefits from stock compensation	(25)	(8)	(11)
Deferred income taxes	7,196	(5,844)	2,600
Net loss on sales, retirements and impairments of long-lived assets and intangibles	8,951	26,025	22,691
Stock issued to retirement plan	5,400	6,565	6,592
Other – net	2,025	2,338	(4,065)
Changes in working capital, excluding acquisition and disposition:
Receivables	(30,027)	74,593	58,570
Inventories	(4,391)	19,146	31,842
Prepaid expenses and other current assets	(527)	9,317	306
Accounts payable and accrued expenses	14,412	(14,313)	(59,145)
Income taxes	529	8,514	(1,255)
Increase (decrease) in other liabilities	(3,204)	(7,415)	(2,643)
Net cash flows from (to) operating activities	94,384	193,205	174,369
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(25,683)	(16,017)	(70,083)
Proceeds from sale of property, plant and equipment	2,289	6,733	6,191
Capitalized software	(1,039)	(1,537)	(1,413)
Acquisition spending, net of cash acquired	(149)	(500)	(75,479)
Short-term investments – net	—	—	(250)
Purchase of long-term investments	(15,040)	(9,710)	(10,650)
Sales or maturities of long-term investments	10,624	33,872	20,158
Other – net	3,945	440	—
Net cash flows from (to) investing activities	(25,053)	13,281	(131,526)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(17,817)	—	(28,553)
Proceeds from long-term debt	50,157	97,000	359,500
Payments of note and long-term debt and other financing	(54,241)	(219,884)	(334,200)
Proceeds from sale of HNI Corporation common stock	3,004	2,893	4,151
Excess tax benefits from stock compensation	25	8	11
Dividends paid	(38,737)	(38,667)	(38,095)
Net cash flows from (to) financing activities	(57,609)	(158,650)	(37,186)
Net increase (decrease) in cash and cash equivalents	11,722	47,836	5,657
Cash and cash equivalents at beginning of year	87,374	39,538	33,881
Cash and cash equivalents at end of year	$99,096	$87,374	$39,538
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$12,062	$12,316	$17,160
Income taxes	$7,079	$(4,528)	$22,852
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”), is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers and national office product distributors and directly to end-user customers and federal and state governments. Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2010 ended on January 1, 2011; 2009 ended on January 2, 2010; and 2008 ended on January 3, 2009.  The financial statements for fiscal years 2010 and 2009 are on a 52-week basis; while the financial statements for fiscal 2008 are on a 53-week basis.  A 53-week year occurs approximately every sixth year.

Cash, Cash Equivalents and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months.  The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year included in Other Assets on the Consolidated Balance Sheets.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Equity securities are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The Corporation recognized $1.5 million of other than temporary impairments on these investments during 2008 due to the length of time and extent of which the market value was below cost and current financial conditions.  These investments were sold in 2009 resulting in a loss of $0.2 million.  Debt securities including government and corporate bonds are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  Certain debt securities were reclassified to trading securities at the end of 2008 due to the Corporation’s intentions to sell.  A loss of $41,000 was recognized on these securities.  These debt securities were sold in 2009 resulting in a gain of $59,000.  The specific identification method is used to determine realized gains and losses on the trade date.  The Corporation has invested in an investment fund in which the Corporation’s ownership in this investment fund is such that the underlying investments are recorded at fair market value through the income statement.

At January 1, 2011, January 2, 2010 and January 3, 2009, cash, cash equivalents and investments consisted of the following:

Year-End 2010 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$255	$—
Available-for-sale securities
Debt securities		9,607
Investment in target fund	—	705	—
Cash and money market accounts	99,096	—	—
Total	$99,096	$10,567	$—

Year-End 2009 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$250	$—
Investment in target fund	—	5,744	—
Cash and money market accounts	87,374
Total	$87,374	$5,994	$—

Year-End 2008 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Trading securities
Debt securities	$—	$—	$1,541
Held-to-maturity securities
Certificates of deposit	—	—	250
Debt securities	—	—	181
Available for sale securities
Equity securities	—	—	1,974
Investment in target fund	—	9,750	15,297
Cash and money market accounts	39,538	—	—
Total	$39,538	$9,750	$19,243

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $5.5 million, $6.4 million and $8.8 million, for 2010, 2009 and 2008, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 77%, 82% and 83% of its inventory by the LIFO method at January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  During 2010, 2009 and 2008, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $1.5 million, $2.4 million and $3.7 million in 2010, 2009 and 2008, respectively.

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

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis or whenever indications of impairment exist.  The Corporation estimates the fair value of the trade names based on a discounted cash flow model using inputs which include projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  Determining the fair value of a trade name involves the use of significant estimates and assumptions.  Actual results may differ from those estimates.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $52 million are included in other assets on the consolidated balance sheet as of the end of fiscal 2010.

See Goodwill and Other Intangible Assets footnote for further information.

Product Warranties
The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component failing during normal use because of a defect in design, materials or workmanship.  A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2010	2009	2008
Balance at the beginning of the period	$12,684	$13,948	$12,123
Accrual assumed from acquisition	—	—	250
Accruals for warranties issued during the period	15,747	13,111	20,008
Accrual related to pre-existing warranties	1,223	(357)	1,368
Settlements made during the period	(16,724)	(14,018)	(19,801)
Balance at the end of the period	$12,930	$12,684	$13,948

Revenue Recognition
Sales of office furniture and hearth products are generally recognized when title transfers and the risks and rewards of ownership have passed to customers. Typically title and risk of ownership transfer when the product is shipped.  In certain circumstances, title and risk of ownership do not transfer until the goods are received by the customer or upon installation and customer acceptance.  Revenue includes freight charged to customers; related costs are recorded in selling and administrative expense.  Rebates, discounts and other marketing program expenses directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $21.8 million in 2010, $21.1 million in 2009 and $27.8 million in 2008 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  Amounts recorded were $97.8 million in 2010, $96.6 million in 2009 and $168.4 million in 2008.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $15.7 million of accumulated earnings considered permanently reinvested as of January 1, 2011.  See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under stock options, restricted stock units and common stock equivalents under the Corporation's deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2010	2009	2008
Numerators:
Numerators for both basic and diluted EPS net income (loss) attributable to parent company	$26,941	$(6,442)	$45,450
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,994	44,889	44,310
Potentially dilutive shares from stock option plans	815	—	124
Denominator for diluted EPS	45,809	44,889	44,434
Earnings per share – basic	$0.60	$(0.14)	$1.03
Earnings per share – diluted	$0.59	$(0.14)	$1.02

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2010 and 2008, because inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion for 2010 was 1,439,911 and for 2008 was 1,350,886.

None of the outstanding stock options, restricted stock units or deferred common stock equivalents were included in the computation of diluted EPS for fiscal year 2009, as all would be anti-dilutive due to the current period loss.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant areas requiring use of management estimates relate to allowance for doubtful accounts, inventory reserves, marketing program accruals, warranty accruals, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Self-Insurance
The Corporation is partially self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of January 1, 2011, these liabilities totaled $26.2 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Restructuring Related and Impairment Charges
During 2010, the Corporation made the decision to close an office furniture facility in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities. In connection with the closure of this facility, the Corporation recorded $4.2 million of pre-tax charges which included $2.3 million of accelerated depreciation of buildings, machinery and equipment recorded in cost of sales and $1.9 million of severance and facility exit costs recorded as restructuring costs in 2010.

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina; and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. In connection with the closure of these facilities, the Corporation recorded $12.6 million of pre-tax charges which included $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $9.9 million of severance and facility exit costs recorded as restructuring costs in 2009.  During 2010, the Corporation incurred $2.0 million of current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs.

The Corporation made the decision to close certain hearth products retail and distribution locations during the fourth quarter of 2010. A pre-tax charge of $0.2 million was recorded for severance and facility exit costs.

During 2010, the Corporation completed the consolidation of significant production from its hearth products Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation completed the closure of hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfered operations to its Mount Pleasant facility.  The Corporation’s hearth products segment disposed and consolidated several retail and distribution locations during 2009.  In connection with these activities, the Corporation recorded $6.7 million of pre-tax charges which included $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $5.5 million of severance and facility exit costs recorded as restructuring costs in 2009. These included accelerated depreciation of $1.4 million and write-off of goodwill of $0.6 million, which were non-cash transactions. During 2010, the Corporation incurred $0.1 million of current period charges recorded as restructuring costs.

During 2008, the Corporation completed the shutdown of an office furniture facility in Richmond, Virginia, consolidated production into other manufacturing locations, closed two distribution centers and started up a new distribution center. The Corporation announced and started these activities during third quarter 2007. During 2008, the Corporation incurred $4.2 million of current period charges which included $0.4 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $3.8 million of other costs recorded as restructuring costs.

The Corporation’s hearth products segment consolidated some of its service and distribution locations during 2007.  In connection with those consolidations, the Corporation incurred $0.3 million of current period charges during 2008 recorded as restructuring costs.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2008.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 29, 2007	$3,858	$990	$4,848
Restructuring charges	(135)	4,197	4,062
Cash payments	(3,568)	(4,963)	(8,531)
Restructuring reserve at January 3, 2009	$155	$224	$379
Restructuring charges	8,168	5,166	13,334
Cash payments	(3,934)	(3,821)	(7,755)
Restructuring reserve at January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,768	2,134	3,902
Cash Payments	(3,768)	(3,460)	(7,228)
Restructuring reserve At January 1, 2011	$2,389	$243	$2,632

The Corporation made the decision to sell certain hearth products distribution locations during the fourth quarter of 2010. The assets to be sold were moved to held for sale, and the Corporation recorded an impairment charge of $5.0 million to reduce the value of the business units to fair market value. See Goodwill and Other Intangible Assets footnote for more information. The Corporation also recorded $0.5 million of impairment charges in 2010 related to adjusting excess land held for sale to fair market value. These charges were included in the "Restructuring Related and Impairment Charges" line item on the Consolidated Statements of Income.

The Corporation recorded $25.0 million and $21.8 million of goodwill and trade name impairment charges in 2009 and 2008, respectively, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, as a result of its annual impairment testing.  See Goodwill and Other Intangible Assets footnote for more information.

Business Combinations
The Corporation completed the acquisition of HBF, a leading provider of premium upholstered seating, textiles, wood tables and wood case goods for the office environment on March 29, 2008 for a purchase price of approximately $75 million.  The transaction was funded on March 31, 2008 with the proceeds of the Corporation’s revolving credit facility.  The Corporation finalized the allocation of the purchase price during the fourth quarter of 2008.  There were approximately $32.7 million of intangible assets other than goodwill associated with this acquisition.  Of these acquired intangible assets, $19.8 million was assigned to a trade name not subject to amortization.  The remaining $12.9 million have estimated useful lives ranging from four to twenty years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There was approximately $33.0 million of goodwill associated with this acquisition assigned to the office furniture segment.  The goodwill is deductible for income tax purposes.

The Corporation completed the acquisition of Harman, a privately held domestic manufacturer of free-standing stoves and fireplace inserts, as well as two small office furniture dealers during 2007.  The combined purchase price of these acquisitions less cash acquired totaled $40.9 million.  The Corporation finalized the allocation of the purchase price for the Harman acquisition in 2008.  A reclassification of $4.2 million between goodwill and other intangible assets occurred in 2008 based on the final valuation report for the Harman acquisition.  There are approximately $5.7 million of intangibles associated with these acquisitions.  Of these acquired intangibles, $2.5 million was assigned to trade names not subject to amortization.  The remaining $3.2 million have estimated useful lives ranging from one to fifteen years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationships.  There is approximately $4.4 million of goodwill associated with these acquisitions of which $3.6 million was assigned to the office furniture segment and $0.8 million was assigned to the hearth products segment.  All goodwill is deductible for income tax purposes.

The results of the acquired entities have been included in the Consolidated Financial Statements since the date of acquisition.

Discontinued Operations
The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010. Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

(in thousands)	2010	2009	2008
Discontinued Operations:
Operating profit (loss) before tax	$(794)	$(4,590)	$(7,482)
Income tax provision (benefit)	(315)	71	(2,383)
Net profit (loss) from discontinued operations	(479)	(4,661)	(5,099)
Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	(3,674)	—	—
Income tax provision (benefit)	(1,595)	—	—
Net impairment loss on discontinued operations	(2,079)	—	—
Loss from discontinued operations, net of income tax	$(2,558)	$(4,661)	$(5,099)

Inventories
(In thousands)	2010	2009	2008
Finished products	$43,389	$48,198	$51,807
Materials and work in process	49,404	40,322	60,155
LIFO reserve	(23,837)	(23,376)	(27,672)
	$68,956	$65,144	$84,290

Property, Plant, and Equipment
(In thousands)	2010	2009	2008
Land and land improvements	$21,554	$21,815	$23,753
Buildings	257,819	267,596	277,898
Machinery and equipment	474,911	490,287	525,996
Construction and equipment installation in progress	10,221	8,377	21,738
	764,505	788,075	849,385
Less: accumulated depreciation	532,724	527,973	533,779
	$231,781	$260,102	$315,606

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis.  The Corporation has eleven reporting units within its office furniture and hearth products operating segments, of which seven contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 11.5%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the summation of all the reporting units’ fair values is compared to the Corporation’s market capitalization.

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

As a result of the review performed in the fourth quarter of 2010, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded.  The Corporation recorded $7 million of impairment charges in 2009. The reporting unit impacted was an office furniture manufacturing unit acquired in 2008. The Corporation recorded $17 million of impairment charges in 2008.  The reporting units impacted included an office furniture services unit, dealer distribution unit, and a recent acquisition with goodwill charges of approximately $10 million, $5 million and $2 million, respectively.

The significant estimates and assumptions used in estimating future cash flows of the Corporation's reporting units are based on management’s view of longer-term broad market trends.  Management combines this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of products sales, commodity costs, wage rates, the level of manufacturing capacity, and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market participant derived weighted average cost of capital.  As a reasonableness test, management also compared the market capitalization of the Corporation at January 1, 2011 to the aggregate fair value of the reporting units, resulting in an implied control premium of approximately five percent.

The Corporation has one reporting unit where the fair value only exceeds the carrying value by two percent. There is approximately $24 million of goodwill associated with this reporting unit. While management does not believe impairment is probable, the performance of this business requires continued improvement in future periods to sustain its carrying value. Holding the other valuation assumptions constant, a downward shift in future operating profits of two percent across all periods from projected levels would indicate the carrying value of the business may be in excess of the fair value. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

The Corporation also owns trade names having a net value of $41.0 million as of January 1, 2011, $42.1 million as of January 2, 2010, and $60.6 million as of January 3, 2009.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2010 assessment of indefinite-lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review the Corporation determined the fair value of all trade names exceed their carrying value. The Corporation did record an impairment charge of $1.1 million due to the sale of a non-core business in the office furniture segment which was included in discontinued operations on the Consolidated Statements of Income. The Corporation recorded a $18 million and a $5 million impairment charge for certain office furniture trade names in 2009 and 2008, respectively.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2010	2009	2008
Patents	$18,605	$19,325	$19,325
Customer lists and other	107,964	115,451	115,664
Less: accumulated amortization	70,139	68,004	56,098
Less: impairments	4,879	—	—
Net intangible assets	$51,551	$66,772	$78,891

The Corporation made the decision to sell certain hearth products retail and distribution locations during the fourth quarter of 2010. The assets to be sold were moved to held for sale, and the Corporation recorded an impairment charge of $4.9 million to adjust the carrying value of customer lists to fair market value. The Corporation also recorded an impairment charge of $2.0 million due to the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income.

Amortization expense for definite-lived intangibles for 2010, 2009 and 2008, was $8.4 million, $12.1 million and $10.3 million, respectively and was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2011	2012	2013	2014	2015
Amortization expense	$5.7	$5.1	$4.7	$4.1	$3.8

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since December 29, 2007, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2007
Goodwill	$90,928	$171,560	$262,488
Accumulated impairment losses	(5,654)	—	(5,654)
	85,274	171,560	256,834
Goodwill acquired during the year	33,020	—	33,020
Impairment losses	(16,955)	—	(16,955)
Goodwill related to the sale of business units	—	(355)	(355)
Final purchase price allocations/contingent payments from prior year acquisitions	—	(4,152)	(4,152)
Balance as of January 3, 2009
Goodwill	123,948	167,053	291,001
Accumulated impairment losses	(22,609)	—	(22,609)
	101,339	167,053	268,392
Goodwill acquired during the year	—	—	—
Impairment losses	(6,750)	—	(6,750)
Goodwill related to the sale of business units	—	(1,028)	(1,028)
Final purchase price allocations/contingent payments from prior year acquisitions	—	500	500
Balance as of January 2, 2010
Goodwill	123,948	166,525	290,473
Accumulated impairment losses	(29,359)	—	(29,359)
	94,589	166,525	261,114
Goodwill acquired during the year	—	—	—
Impairment losses	—	(143)	(143)
Goodwill related to the sale of business units	—	(486)	(486)
Final purchase price allocations/contingent payments from prior year acquisitions	—	149	149
Balance as of January 1, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$94,589	$166,045	$260,634

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decreases in goodwill in the office furniture segment in 2009 and 2008 were due to impairment charges described above.  The impairment loss recorded in the hearth products segment in 2010 relates to adjusting the carrying value of a business unit held for sale as of the end of 2010 to fair market value. The remaining decreases in the hearth products segment relate to the sale of a few small service and distribution locations and final purchase price allocations for previous acquisitions.

Accounts Payable and Accrued Expenses
(In thousands)	2010	2009	2008
Trade accounts payable	$123,601	$114,448	$96,820
Compensation	31,299	24,978	27,764
Profit sharing and retirement expense	18,971	19,668	26,905
Marketing expenses	27,685	26,391	51,786
Freight	13,757	15,972	11,586
Other accrued expenses	95,753	98,261	98,570
	$311,066	$299,718	$313,431

Long-Term Debt
(In thousands)	2010	2009	2008
Note payable to bank, revolving credit facility with interest at a variable rate (2010-2.77%; 2009-0.54%; 2008-0.79%)	$50,000	$50,000	$107,500
Note payable to bank, with interest at a fixed rate (2008-3.08%; 2007-5.03%)	—	—	14,294
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Note payable to bank, with interest at a variable rate (2008-2.36%)	—	—	47,500
Industrial development revenue bonds, payable 2018 with interest at a variable rate (2008-1.40%; 2007-3.55%)	—	—	2,300
Other notes and amounts	—	—	—
Total debt	200,000	200,000	321,594
Less: current portion	50,000	—	54,294
Long-term debt	$150,000	$200,000	$267,300

Aggregate maturities of long-term debt are as follows:
(In thousands)
2011	$50,000
2012	—
2013	—
2014	—
2015	—
Thereafter	$150,000

On June 11, 2010, the Corporation replaced a $300 million revolving credit facility entered into on January 28, 2005 with a new revolving credit facility that provided for a maximum borrowing of $150 million subject to increase (to a maximum amount of $250 million) or reduction from time to time according to the terms of the underlying credit agreement. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time until June 11, 2014. The Corporation paid approximately $1.6 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement.  As of January 1, 2011, $50 million was outstanding under the revolving credit facility and classified as short-term.

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under a revolving credit facility with 5.54 percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

On June 30, 2008, the Corporation entered into a credit agreement which allowed for a one-time borrowing of $50 million in the form of a term loan.  The Corporation paid off the term loan during 2009.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2010 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated to be $156 million, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2010	2009	2008
Current:
Federal	$5,530	$5,400	$18,165
State	2,176	(278)	2,402
Foreign	569	780	482
Current provision	8,275	5,902	21,049
Deferred:
Federal	7,027	(5,065)	3,265
State	(331)	(2,673)	222
Foreign	(84)	422	(954)
Deferred provision	6,612	(7,316)	2,533
	$14,887	$(1,414)	$23,582

The differences between the actual tax expense (benefit) and tax expense (benefit) computed at the statutory U.S. Federal tax rate are explained as follows:

	2010	2009	2008
Federal statutory tax expense (benefit)	$14,640	$(2,750)	$24,161
State taxes, net of federal tax effect	1,199	(1,919)	1,813
Credit for increasing research activities	(839)	(1,100)	(1,700)
Deduction related to domestic production activities	(874)	(316)	(1,242)
Foreign income tax	485	1,202	543
Excludable foreign income	(1,151)	(670)	(1,096)
True-up of deferred tax items	—	2,137	436
Basis in subsidiary	—	4,378	(3,073)
Valuation allowance	1,149	(3,073)	3,073
Uncertain tax positions	558	636	814
Other tax credits	—	(213)	(400)
Other – net	(280)	274	254
Total income tax expense (benefit)	$14,887	$(1,414)	$23,583

The Corporation recorded additional deferred tax assets in 2008 for the tax basis in the stock of a subsidiary in excess of the net tax basis of the subsidiary’s assets and liabilities.  As a result of management's change in intent of potential disposition of this subsidiary, the deferred tax assets and related valuation allowance were reduced.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2010	2009	2008
Net long-term deferred tax liabilities:
Tax over book depreciation	$(450)	$1,334	$(1,028)
Compensation	4,324	3,221	3,175
Stock-based compensation	4,086	2,775	2,257
Goodwill	(47,186)	(40,314)	(42,802)
Accrued post-retirement benefit obligations	5,459	5,214	4,975
Basis in subsidiary	—	—	5,314
Valuation allowance	(1,014)	—	(1,981)
Other – net	4,256	3,543	4,819
Total net long-term deferred tax liabilities	(30,525)	(24,227)	(25,271)
Net current deferred tax assets:
Allowance for doubtful accounts	1,987	2,337	2,601
Vacation accrual	2,938	4,029	3,646
Inventory differences	3,730	3,845	3,878
Deferred income	(3,040)	(2,798)	(3,836)
Warranty accruals	4,861	4,742	5,177
Valuation allowance	(616)	—	(1,092)
Other – net	8,607	8,144	5,939
Total net current deferred tax assets	18,467	20,299	16,313
Net deferred tax (liabilities) assets	$(12,058)	$(3,928)	$(8,958)

At January 1, 2011, the Corporation has approximately $30.6 million of U.S. state tax net operating losses and $2.5 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008
Unrecognized tax benefits, beginning of period	$3,446	$3,646	$2,839
Increases (decreases) in positions taken in a prior period	78	(71)	796
Decreases in positions taken in a prior period	(73)	(500)	(52)
Increases in positions taken in a current period	571	651	834
Decrease due to settlements	—	(204)	(391)
Decrease due to lapse of statute of limitations	(829)	(76)	(380)
Unrecognized tax benefits, end of period	$3,193	$3,446	$3,646

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $2.9 million at January 1, 2011, $3.2 million at January 2, 2010 and $3.2 million at January 3, 2009.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $0.1million.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.4 million,  $0.4 million and $0.4 million as of January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved.  The years 2007 through 2010 remain open for examination by the IRS.  The years 2006 through 2010 are currently under examination or remain open to examination by several states.

As of January 1, 2011, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statues of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and diesel fuel.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Consolidated Balance Sheets at fair value.

Interest Rate Risk
In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month LIBOR as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Consolidated Balance Sheets.  The interest rate swap agreement matures on May 27, 2011.

As of January 1, 2011, $0.6 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheet) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

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

As of January 1, 2011, $0.2 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	2010	2009	2008
Interest rate swap	Accounts payable and accrued expenses	$(907)	$(1,922)	$(1,350)
Interest rate swap	Other long-term liabilities	—	(626)	(1,756)
Diesel fuel swap	Prepaid expenses and other current assets	277	—	—
		$(630)	$(2,548)	$(3,106)

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended January 1, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(1,367)	Interest expense	$(2,088)	None	$—
Diesel fuel swap	669	Selling and administrative expense	(395)	Selling and administrative expense	2
Total	$(698)		$(2,483)		$2

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended January 2, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(1,100)	Interest expense	$(1,658)	None	—

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended January 3, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(3,183)	Interest expense	$(78)	None	—

Fair Value Measurements of Financial Instruments
For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities and its investment in target funds.  The marketable securities were comprised of investments in government securities, corporate bonds and money market funds.  The target funds are reported as both current and noncurrent assets based on the portion anticipated to be used for current operations.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value for the year ended January 1, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364		$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

Assets measured at fair value for the year ended January 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$—	$5,744	$—
Derivative financial instrument	$(2,548)	$—	$(2,548)	$—

Assets measured at fair value for the Corporation’s fiscal year ended January 3, 2009 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$3,696	$3,696	$—	$—
Investment in target funds	$25,047	$—	$25,047	$—
Derivative financial instrument	$(3,106)	$—	$(3,106)	$—

Shareholders’ Equity

	2010	2009	2008
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,840,701	45,093,379	44,324,409
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Corporation purchased 655,032; 0; and 1,004,700 shares of its common stock during 2010, 2009 and 2008, respectively.  The par value method of accounting is used for common stock repurchases.  The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings on the Corporation’s Consolidated Balance Sheet.

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

(in thousands)	2010	2009	2008
Net income (loss)	$27,123	$(6,259)	$45,607
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	889	(94)	1,355
Change in unrealized gains (losses) on marketable securities	(48)	134	14
Change in pension and postretirement liability	397	745	(2,184)
Change in derivative financial instruments	1,195	348	(1,938)
Comprehensive income (loss)	29,556	(5,126)	42,854
Comprehensive income attributable to noncontrolling interest	182	183	157
Comprehensive income (loss) attributable to HNI Corporation	$29,374	$(5,309)	$42,697

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 29, 2007	$2,265	$(148)	$(1,271)	$—	$846
Change during year	1,355	14	(2,184)	(1,938)	(2,753)
Balance at January 3, 2009	3,620	(134)	(3,455)	(1,938)	(1,907)
Change during year	(94)	134	745	348	1,133
Balance at January 2, 2010	3,526	—	(2,710)	(1,590)	(774)
Change during year	889	(48)	397	1,195	2,433
Balance at January 1, 2011	$4,415	$(48)	$(2,313)	$(395)	$1,659

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2010, 2009, and 2008, 27,510; 39,914; and 31,599 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2010	2009	2008
Common shares	0.86	0.86	0.86

During 2002, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2010, 94,925 shares of common stock were issued under the Purchase Plan at an average price of $19.52.  During 2009, 147,723 shares of common stock were issued under the plan at an average price of $13.77.  During 2008, 209,061 shares of common stock were issued under the Purchase Plan at an average price of $17.90.  An additional 828,471 shares were available for issuance under the Purchase Plan at January 1, 2011.

The Corporation has entered into change in control employment agreements with certain corporate officers and other key members.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation or, upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 1, 2011, there were approximately 2.3 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has the shareholder approved Purchase Plan.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the applicable purchase date.  During 2010, 94,925 shares of the Corporation’s common stock were issued under the Purchase Plan at an average price of $19.52.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described above was $6.6 million, $3.8 million and $1.6 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.3 million, $1.3 million and $0.5 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

The stock compensation expense for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Jan. 1, 2011	Year Ended Jan. 2, 2010	Year Ended Jan. 3, 2009
Expected term	6 years	7 years	7 years
Expected volatility:
Range used	42.54%	33.83%	25.62% - 30.61%
Weighted-average	42.54%	33.83%	26.15%
Expected dividend yield:
Range used	3.58%	4.00%	2.71% - 5.06%
Weighted-average	3.58%	4.00%	3.11%
Risk-free interest rate:
Range used	4.02%	3.04%	3.48% - 4.62%

Expected volatilities are based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation normally uses the current dividend yield as there are no plans to substantially increase or decrease its dividends.  For options issued in February 2009, the Corporation used the average dividend yield over the prior two years due to the large drop in the market at the date of grant resulting in an unsustainable dividend yield.  The Corporation uses historical exercise experience to determine the expected term.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2008.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 29, 2007	1,043,066	$38.72
Granted	560,786	28.70
Exercised	(19,500)	21.00
Forfeited	(119,293)	38.13
Outstanding at January 3, 2009	1,465,059	$35.17
Granted	497,734	10.36
Exercised	(41,750)	18.31
Forfeited or Expired	(65,409)	31.22
Outstanding at January 2, 2010	1,855,634	$29.03
Granted	776,159	23.99
Exercised	(53,216)	19.87
Forfeited or Expired	(13,778)	37.20
Outstanding at January 1, 2011	2,564,799	$27.65
A summary of the Corporation’s nonvested shares as of January 1, 2011 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 2, 2010	1,213,934	$7.17
Granted	776,159	7.84
Vested	(124,102)	18.28
Forfeited	(4,476)	15.67
Nonvested at January 1, 2011	1,861,515	$6.69

At January 1, 2011, there was $5.4 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.4 years.  Information about stock options vested or expected to vest and are exercisable at January 1, 2011, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	2,393,652	$21.42	4.1	$23,410
Exercisable	703,284	$38.95	3.2	—

The weighted-average grant-date fair value of options granted was $7.84, $2.53 and $6.64, for 2010, 2009 and  2008, respectively.  Other information for the last three years is as follows:

(In thousands)	Jan. 1, 2011	Jan. 2, 2010	Jan. 3, 2009
Total fair value of shares vested	$2,083	$1,911	$2,358
Total intrinsic value of options exercised	526	312	222
Cash received from exercise of stock options	681	307	410
Tax benefit realized from exercise of stock options	180	109	79
In 2010 and 2009, the Corporation issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2009	—
Granted	698,641	$7.87
Vested	—	—
Forfeited	(17,685)	7.84
Outstanding at January 2, 2010	680,956	$7.87
Granted	153,799	21.5
Vested	(13,384)	24.05
Forfeited	(18,574)	12.32
Outstanding at January 1, 2011	802,797	$10.37

At January 1, 2011, there was $4.0 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 1.0 year.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $19.1 million, $20.3 million, and $24.5 million, in 2010, 2009, and 2008, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $4.9 million, $5.5 million, and $6.6 million in 2010, 2009, and 2008.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly members at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $228,000, $291,000 and $0, in 2010, 2009 and 2008, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

The Corporation also participates in a multi-employer plan, which provides defined benefits to certain of the Corporation’s union employees.  Pension expense for this plan amounted to $35,000, $217,000 and $320,000, in 2010, 2009 and 2008, respectively.

Postretirement Health Care
Guidance on employers’ accounting for other postretirement plans requires recognition of the overfunded or underfunded status on the balance sheet.  Under this guidance, gains and losses, prior services costs and credits and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

(In thousands)	2010	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$15,254	$14,864	$15,603
Service cost	362	391	396
Interest cost	839	959	963
Benefits paid	(1,023)	(823)	(1,147)
Actuarial (gain)/loss	(21)	(137)	(951)
Benefit obligation at end of year	$15,411	$15,254	$14,864
Change in plan assets
Fair value at beginning of year	$—	$—	$5,819
Actual return on assets	—	—	(274)
Employer contribution	1,023	823	159
Transferred out	—	—	(4,557)
Benefits paid	(1,023)	(823)	(1,147)
Fair value at end of year	$—	$—	$—
Funded Status of Plan	$(15,411)	$(15,254)	$(14,864)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,032	$1,067	$1,089
Noncurrent liabilities	$14,379	$14,187	$13,775
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$(1,724)	$(1,720)	$(1,592)
Transition (asset)/obligation	1,131	1,639	2,147
Prior service cost	—	—	—
	$(593)	$(81)	$555
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$(81)	$555	$1,381
Actuarial (gain)/loss	(21)	(137)	(319)
Amortization of actuarial gain or loss	17	9	—
Amortization of transition amount	(508)	(508)	(507)
Amortization of prior service cost	—	—	—
Amount disclosed at end of year	$(593)	$(81)	$555

Estimated Future Benefit Payments (In thousands)
Fiscal 2011	1,032
Fiscal 2012	1,020
Fiscal 2013	1,014
Fiscal 2014	1,022
Fiscal 2015	1,030
Fiscal 2016 – 2020	5,674
Expected Contributions During Fiscal 2011
Total	$1,032

The discount rates at fiscal year-end 2010, 2009 and 2008, were 5.4%, 5.7% and 6.7%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the

Corporation’s cost.  Approximately $4.5 million of assets previously held in a voluntary employee benefit association (VEBA) fund designated to pay retiree healthcare claims were transferred into a VEBA fund designated to pay active healthcare claims during 2008.  As such, there were no funds designated as plan assets as of end of 2008, 2009 and 2010.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2011
Service cost	$364
Interest cost	804
Amortization of net (gain)/loss	(16)
Amortization of unrecognized transition (asset)/obligation	508
Net periodic postretirement benefit cost/(income)	$1,660

A discount rate of 5.4% was used to determine net periodic benefit cost for 2011.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2010 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2011	$36	$31,071
2012	35	14,680
2013	35	8,576
2014	35	7,750
2015	15	6,752
Thereafter	—	16,181
Total minimum lease payments	156	$85,010
Less: amount representing interest	16
Present value of net minimum lease payments, including current maturities of $29	$140

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2010	2009	2008
Buildings	$—	$—	$—
Machinery and equipment	10	438	869
Office equipment	156	—	—
	166	438	869
Less: allowances for depreciation	18	148	126
	$148	$290	$743

Rent expense for the years 2010, 2009 and 2008, amounted to approximately $36.7 million, $39.4 million and $43.2 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2010, 2009, and 2008.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $12 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Significant Customer
One office furniture customer accounted for approximately 10%, 9% and 10% of consolidated net sales in 2010, 2009 and 2008, respectively.

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

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net costs of the Corporation’s corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as an operating segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.  Identifiable assets by segment are those assets applicable to the respective industry segments.  Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2010, 2009, and 2008, is as follows for continuing operations:

(In thousands)	2010	2009	2008
Net sales:
Office furniture	$1,404,923	$1,344,832	$2,018,167
Hearth products	281,805	278,495	411,465
	$1,686,728	$1,623,327	$2,429,632
Operating profit:
Office furniture (a)	$87,559	$52,542	$109,140
Hearth products (b)	2,915	(14,744)	11,547
Total operating profit	90,474	37,798	120,687
Unallocated corporate expenses	(43,996)	(40,881)	(44,016)
Income (loss) before income taxes	$46,478	$(3,083)	$76,671
Depreciation and amortization expense:
Office furniture	$44,717	$52,137	$50,511
Hearth products	11,474	19,041	15,212
General corporate	2,439	3,689	4,432
	$58,630	$74,867	$70,155
Capital expenditures:
Office furniture	$20,928	$13,482	$59,101
Hearth products	2,423	3,484	10,530
General corporate	3,371	588	1,865
	$26,722	$17,554	$71,496
Identifiable assets:
Office furniture	$588,540	$579,187	$730,348
Hearth products	267,125	291,518	326,168
General corporate	142,215	123,621	109,113
	$997,880	$994,326	$1,165,629

(a)
Included in operating profit for the office furniture segment are pretax charges of $4.1 million, $34.9 million and $25.5 million, for closing of facilities and impairment charges in 2010, 2009 and 2008, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $5.4 million, $5.5 million and $0.3 million for closing facilities in 2010, 2009 and 2008, respectively.

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

Year-End 2010: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$363,506	$398,222	$458,853	$466,147
Cost of products sold	244,326	256,905	297,635	302,246
Gross profit	119,180	141,317	161,218	163,901
Selling and administrative expenses	122,800	128,032	130,514	136,911
Restructuring related charges (income)	1,834	1,238	(251)	6,628
Operating income (loss)	(5,454)	12,047	30,955	20,362
Interest income (expense) – net	(2,635)	(2,962)	(2,677)	(3,158)
Income (loss) from continuing operations before income taxes	(8,089)	9,085	28,278	17,204
Income taxes	(3,947)	3,493	12,630	4,621
Income (loss) from continuing operations, less applicable income taxes	(4,142)	5,592	15,648	12,583
Discontinued operations, less applicable taxes	(1,711)	(827)	(13)	(7)
Net income (loss)	(5,853)	4,765	15,635	12,576
Less: net income attributable to the noncontrolling interest	133	62	(46)	33
Net income (loss) attributable to HNI Corporation	$(5,986)	$4,703	$15,681	$12,543
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.09)	$0.12	$0.35	$0.28
Discontinued operations attributable to HNI Corporation – basic	$(0.04)	$(0.02)	$(0.00)	$(0.00)
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.13)	$0.10	$0.35	$0.28
Weighted-average common shares outstanding – basic	45,166	45,193	44,801	44,815
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.09)	$0.12	$0.34	$0.27
Discontinued operations attributable to HNI Corporation – diluted	$(0.04)	$(0.02)	$(0.00)	$(0.00)
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.13)	$0.10	$0.34	$0.27
Weighted-average common shares outstanding – diluted	45,166	46,012	45,601	45,743
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.8	35.5	35.1	35.2
Selling and administrative expenses	33.8	32.2	28.4	29.4
Restructuring related charges	0.5	0.3	(0.1)	1.4
Operating income (loss)	(1.5)	3.0	6.7	4.4
Income taxes	(1.1)	0.9	2.8	1.0
Income (loss) from continuing operations	(1.1)	1.4	3.4	2.7
Discontinued operations, less applicable taxes	(0.5)	(0.2)	(0.0)	(0.0)
Net income (loss) attributable to HNI Corporation	(1.6)	1.2	3.4	2.7

Year-End 2009: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$396,829	$374,772	$446,173	$405,553
Cost of products sold	274,182	247,215	281,528	257,601
Gross profit	122,647	127,557	164,645	147,952
Selling and administrative expenses	133,938	122,637	126,091	131,110
Restructuring related charges	5,085	3,878	4,440	27,040
Operating income (loss)	(16,376)	1,042	34,114	(10,198)
Interest income (expense) – net	(3,064)	(2,923)	(3,116)	(2,562)
Income (loss) from continuing operations before income taxes	(19,440)	(1,881)	30,998	(12,760)
Income taxes	(7,742)	(635)	10,382	(3,490)
Income (loss) from continuing operations less applicable taxes	(11,698)	(1,246)	20,616	(9,270)
Discontinued operations, less applicable income taxes	(161)	(144)	(2,856)	(1,500)
Net income (loss)	(11,859)	(1,390)	17,760	(10,770)
Less: net income attributable to the noncontrolling interest	27	7	146	3
Net income (loss) attributable to HNI Corporation	$(11,886)	$(1,397)	$17,614	$(10,773)
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.26)	$(0.03)	$0.45	$(0.21)
Discontinued operations attributable to HNI Corporation – basic	$(0.00)	$(0.00)	$(0.06)	$(0.03)
Net income (loss) per common share – basic	$(0.27)	$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – basic	44,612	44,895	44,994	45,054
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.26)	$(0.03)	$0.45	$(0.21)
Discontinued operations attributable to HNI Corporation – diluted	$(0.00)	$(0.00)	$(0.06)	$(0.03)
Net income (loss) per common share – diluted	$(0.27)	$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – diluted	44,612	44,895	45,598	45,054
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.9	34.0	36.9	36.5
Selling and administrative expenses	33.8	32.7	28.3	32.3
Restructuring related charges	1.3	1.0	1.0	6.7
Operating income (loss)	(4.1)	0.3	7.6	(2.5)
Income taxes	(2.0)	(0.2)	2.3	(0.9)
Income (loss) from continuing operations	(2.9)	(0.3)	4.6	(2.3)
Discontinued operations, less applicable taxes	(0.0)	(0.0)	(0.6)	(0.4)
Net income (loss) attributable to HNI Corporation	(3.0)	(0.4)	3.9	(2.7)

Year-End 2008: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$552,328	$600,048	$651,247	$626,008
Cost of products sold	370,490	393,670	429,203	418,387
Gross profit	181,838	206,378	222,044	207,621
Selling and administrative expenses	169,969	179,860	186,838	172,970
Restructuring related charges	818	2,029	1,497	11,536
Operating income	11,051	24,489	33,709	23,115
Interest income (expense) – net	(3,414)	(4,184)	(4,037)	(4,058)
Income from continuing operations before income taxes	7,637	20,305	29,672	19,057
Income taxes	2,834	7,037	10,158	5,936
Income from continuing operations, less applicable taxes	4,803	13,268	19,514	13,121
Discontinued operations, less applicable income taxes	(682)	191	(8)	(4,600)
Net income	4,121	13,459	19,506	8,521
Less: Net income attributable to the noncontrolling interest	144	(10)	17	6
Net income attributable to HNI Corporation	$3,977	$13,469	$19,489	$8,515
Income from continuing operations attributable to HNI Corporation – basic	$0.10	$0.30	$0.44	$0.30
Discontinued operations attributable to HNI Corporation – basic	(0.02)	0.00	(0.00)	(0.10)
Net income attributable to HNI Corporation per common share – basic	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – basic	44,537	44,233	44,213	44,259
Income from continuing operations attributable to HNI Corporation – diluted	$0.10	$0.30	$0.44	$0.30
Discontinued operations attributable to HNI Corporation – diluted	(0.02)	0.00	(0.00)	(0.10)
Net income attributable to HNI Corporation per common share – diluted	$0.09	$0.30	$0.44	$0.19
Weighted-average common shares outstanding – diluted	44,706	44,370	44,340	44,386
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.9	34.4	34.1	33.2
Selling and administrative expenses	28.0	28.0	28.0	28.0
Restructuring related charges	0.1	0.3	0.2	1.8
Operating income	2.0	4.1	5.2	3.7
Income taxes	0.5	1.2	1.6	0.9
Income from continuing operations	3.4	3.4	3.4	3.4
Discontinued operations, less applicable taxes	(0.1)	0.0	(0.0)	(0.7)
Net income attributable to HNI Corporation	0.7	2.2	3.0	1.4

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2010 – 2008

2010 by Quarter	High	Low	Dividends per Share
1st	$28.60	$23.19	0.215
2nd	35.29	25.13	0.215
3rd	29.68	22.80	0.215
4th	33.12	23.97	0.215
Total Dividends Paid			0.86
2009 by Quarter	High	Low	Dividends per Share
1st	$17.29	$7.70	0.215
2nd	19.00	11.00	0.215
3rd	24.26	15.85	0.215
4th	29.40	21.94	0.215
Total Dividends Paid			0.86
2008 by Quarter	High	Low	Dividends per Share
1st	$37.97	$26.64	0.215
2nd	28.37	18.07	0.215
3rd	34.37	16.71	0.215
4th	25.76	9.09	0.215
Total Dividends Paid			0.86

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2010 – 2006

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2010	$35.29	$22.80	$0.59	60	39
2009	29.40	7.70	(0.14)	(210)	(55)
2008	37.97	9.09	1.02	37	9
2007	51.65	33.79	2.57	20	13
2006	61.68	38.34	2.45	25	16
Five-Year Average				(14)	4

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

January 1, 2011

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended January 1, 2011:
Allowance for doubtful accounts	$6,410	$2,355	—	$3,286	(A)	$5,479
Valuation allowance for deferred tax asset	—	$1,149				$1,149
Year ended January 2, 2010:
Allowance for doubtful accounts	$8,788	$2,511	—	$4,889	(A)	$6,410
Valuation allowance for deferred tax asset	3,073	$(3,073)	—	—		$—
Year ended January 3, 2009:
Allowance for doubtful accounts	$11,458	$3,107	—	$5,777	(A)	$8,788
Valuation allowance for deferred tax asset	—	$3,073	—	—		$3,073

Note A:  Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010
(10.1)
HNI Corporation 2007 Stock-Based Compensation Plan, as amended and restated, incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010 for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.2)
2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

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
(10.6)
Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.7)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009*

(10.8)
Credit Agreement dated as of June 11, 2010, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation from time to time party thereto, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 16, 2010

(10.9)
Description of Material Compensatory Arrangements Contained in Offer Letter between HNI Corporation and Kurt Tjaden, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.10)
HNI Corporation Long-Term Performance Plan, as amended and restated, incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.11)
HNI Corporation Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.12)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.13)
HNI Corporation Directors Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.14)
HNI Corporation Annual Incentive Plan (f/k/a HNI Corporation Executive Bonus Plan), as amended and restated, incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.15)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*
(10.16)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (for restricted stock unit awards granted in 2009)*

Exhibit Number	Description of Document

(10.17)	HNI Corporation Stock-Based Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006*
(10.18)
Form of Exercise of Stock Option granted under the HNI Corporation Stock-Based Compensation Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.19)	Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 22, 2005*
(10.20)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 (for restricted stock unit awards granted in 2010)*

(10.21)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement, incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.22)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

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