Form 10-Q
period 2011-04-02
HNI CORP
filed 2011-05-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 2, 2011 44,730,691

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	April 2, 2011	January 1, 2011
	(Unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$52,363	$99,096
Short-term investments	13,243	10,567
Receivables	171,109	190,118
Inventories (Note C)	88,087	68,956
Deferred income taxes	21,681	18,467
Prepaid expenses and other current assets	25,988	20,957
Total Current Assets	372,471	408,161

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,618	21,554
Buildings	256,478	257,819
Machinery and equipment	457,137	474,911
Construction in progress	10,641	10,221
	745,874	764,505
Less accumulated depreciation	518,421	532,724

Net Property, Plant, and Equipment	227,453	231,781

GOODWILL	260,634	260,634

OTHER ASSETS	95,748	97,304

Total Assets	$956,306	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	April 2, 2011	January 1, 2011
	(Unaudited)
LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$272,840	$311,066
Note payable and current maturities of long-term debt and capital lease obligations	50,432	50,029
Current maturities of other long-term obligations	265	256
Total Current Liabilities	323,537	361,351

LONG-TERM DEBT	150,000	150,000

CAPITAL LEASE OBLIGATIONS	1,437	111

OTHER LONG-TERM LIABILITIES	50,592	47,437

DEFERRED INCOME TAXES	35,017	30,525

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
April 2, 2011 – 44,730,691 shares;
January 1, 2011 – 44,840,701 shares	44,731	44,841

Additional paid-in capital	16,382	18,011
Retained earnings	331,371	343,474
Accumulated other comprehensive income	2,742	1,659
Total HNI Corporation shareholders' equity	395,226	407,985

Noncontrolling interest	497	471

Total Equity	395,723	408,456

Total Liabilities and Equity	$956,306	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	April 2, 2011	April 3, 2010

	(In thousands, except share and per share data)
Net sales	$396,151	$363,506
Cost of sales	261,427	244,326
Gross profit	134,724	119,180
Selling and administrative expenses	132,413	122,800
Restructuring and impairment	1,390	1,834
Operating income (loss)	921	(5,454)
Interest income	133	88
Interest expense	3,589	2,723
Earnings (loss) before income taxes	(2,535)	(8,089)
Income taxes	(738)	(3,947)
Income (loss) from continuing operations, less applicable income taxes	(1,797)	(4,142)
Discontinued operations, less applicable income taxes	—	(1,711)
Net income (loss)	(1,797)	(5,853)
Less: Net income (loss) attributable to the noncontrolling interest	(42)	133
Net income (loss) attributable to HNI Corporation	$(1,755)	$(5,986)

Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$(0.04)	$(0.09)
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.04)
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.04)	$(0.13)
Average number of common shares outstanding – basic	44,852,553	45,166,450
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$(0.04)	$(0.09)
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.04)
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.04)	$(0.13)
Average number of common shares outstanding – diluted	44,852,553	45,166,450
Cash dividends per common share	$0.230	$0.215

 See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	April 2, 2011	April 3, 2010
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(1,797)	$(5,853)
Noncash items included in net income:
Depreciation and amortization	12,148	16,060
Other postretirement and post employment benefits	415	423
Stock-based compensation	1,581	1,509
Excess tax benefits from stock compensation	(30)
Deferred income taxes	756	(68)
Loss on sale, retirement and impairment of long-lived assets and intangibles	169	818
Stock issued to retirement plan	4,906	5,400
Other – net	492	(128)
Net increase (decrease) in operating assets and liabilities	(43,307)	(43,121)
Increase (decrease) in other liabilities	2,684	(442)
Net cash flows from (to) operating activities	(21,983)	(25,402)

Net Cash Flows From (To) Investing Activities:
Capital expenditures (1)	(4,186)	(4,706)
Proceeds from sale of property, plant and equipment	409	1,327
Capitalized software	(412)	(93)
Purchase of long-term investments	(4,435)	(2,805)
Sales or maturities of long-term investments	1,707	900
Other – net	468	603
Net cash flows from (to) investing activities	(6,449)	(4,774)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,447	608
Purchase of HNI Corporation common stock	(10,000)	(3,291)
Proceeds from long-term debt	—	—
Payments of note and long-term debt and other financing	570	(1,729)
Excess tax benefits from stock compensation	30
Dividends paid	(10,348)	(9,745)
Net cash flows from (to) financing activities	(18,301)	(14,157)

Net increase (decrease) in cash and cash equivalents	(46,733)	(44,333)
Cash and cash equivalents at beginning of period	99,096	87,374
Cash and cash equivalents at end of period	$52,363	$43,041

(1) Capital expenditures do not include $1.8 million of equipment acquired by a capital lease.

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2011

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 1, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  An adjustment was made in the first quarter of 2011 to correct a fourth quarter freight over accrual of $0.4 million. This correction of the freight accrual was determined to be immaterial to the current and prior period financial statements. Operating results for the three-month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three months ended April 2, 2011, and April 3, 2010, the Corporation recognized $1.6 million and $1.5 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At April 2, 2011, there was $12.9 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 79% valued by the last-in, first-out ("LIFO") method.

(In thousands)	April 2, 2011	January 1, 2011
	(Unaudited)
Finished products	$58,255	$43,389
Materials and work in process	53,669	49,404
LIFO allowance	(23,837)	(23,837)
	$88,087	$68,956

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Net income (loss)	$(1,797)	$(5,853)
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	221	(4)
Change in unrealized gains (losses) on marketable securities	(35)	—
Change in pension and postretirement liability	79	79
Change in derivative financial instruments	818	173
Comprehensive income (loss)	(714)	(5,605)
Comprehensive income (loss) attributable to noncontrolling interest	(42)	133
Comprehensive income (loss) attributable to HNI Corporation	$(672)	$(5,738)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax, as applicable for the three months ended April 2, 2011:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains(Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$4,415	(48)	$(2,313)	$(395)	$1,659
Year-to date change	221	(35)	79	818	1,083
Balance at April 2, 2011	$4,636	$(83)	$(2,234)	$423	$2,742

During the three months ended April 2, 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10 million.  As of April 2, 2011, $135.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	April 2, 2011	April 3, 2010
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income	$(1,755)	$(5,986)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,853	45,166
Potentially dilutive shares from stock-based compensation plans	—	—
Denominator for diluted EPS	44,853	45,166
Earnings per share – basic	$(0.04)	$(0.13)
Earnings per share – diluted	$(0.04)	$(0.13)

None of the outstanding stock options or restricted stock units were included in the computation of diluted EPS for the three-month computation of diluted EPS at April 2, 2011 and April 3, 2010, as all would be anti-dilutive due to the current period loss.

Note F.  Restructuring Reserve and Plant Closures

In connection with office furniture plant closures announced in 2010 and 2009, the Corporation recorded $1.0 million of current period restructuring charges during the quarter ended April 2, 2011.

The Corporation made the decision to consolidate production and close certain hearth products distribution locations during the first quarter of 2011. A pre-tax charge of $0.4 million was recorded for severance and facility exit costs.

The following is a summary of changes in restructuring accruals during the three months ended April 2, 2011.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 1, 2011	$2,389	$243	$2,632
Restructuring charges	599	791	1,390
Cash payments	(656)	(706)	(1,362)
Balance as of April 2, 2011	$2,332	$328	$2,660

Note G.  Discontinued Operations

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Discontinued operations:
Operating profit (loss) before tax	$—	$(1,290)
Income tax provision (benefit)	—	(506)
Net profit (loss) from discontinued operations, net of income tax	—	(784)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	—	(1,403)
Income tax provision (benefit)	—	(476)
Net impairment loss and loss on sale of discontinued operations	—	(927)
Loss from discontinued operations, net of income tax benefit	$—	$(1,711)

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 2, 2011 and January 1, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	April 2, 2011	January 1, 2011
Patents	$18,605	$18,605
Customer relationships and other	107,964	107,964
Less: accumulated amortization	71,646	70,139
Less: impairments	4,879	4,879
	$50,044	$51,551

Aggregate amortization expense for the three months ended April 2, 2011 and April 3, 2010 was $1.5 million and $3.0 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

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

The changes in the carrying amount of goodwill since January 1, 2011 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 1, 2011
Goodwill	$123,948	$166,188	$290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	94,589	166,045	260,634
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Balance as of April 2, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$94,589	$166,045	$260,634

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist of which none existed during the three months ended April 2, 2011.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Balance at beginning of period	$12,930	$12,684
Accruals for warranties issued during period	4,660	4,107
Adjustments related to pre-existing warranties	(200)	749
Settlements made during the period	(4,631)	(4,644)
Balance at end of period	$12,759	$12,896

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Income for:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Service cost	$91	$90
Interest cost	201	210
Amortization of transition obligation	127	127
Amortization of (gain)/loss	(4)	(4)
Net periodic benefit cost	$415	$423

Note K.  Income Taxes

The provision for income taxes for continuing operations for the three months ended April 2, 2011 and April 3, 2010 reflect an effective tax rate of 29.6 percent and 48.0 percent, respectively. The 2011 estimated annual effective tax rate is expected to be 36.5 percent. The first quarter 2010 effective tax rate was impacted by a discrete benefit associated with an adjustment of deferred tax assets.

Note L.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and diesel fuel.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Condensed Consolidated Balance Sheets at fair value.

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

As of April 2, 2011, $0.4 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to this interest rate swap, are expected to be reclassified to current earnings ("Interest expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carriers charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation entered into variable to fixed rate commodity swap agreements beginning in April 2010 with two financial counterparties to manage fluctuations in fuel costs.  The Corporation will hedge approximately 40% of its diesel fuel surcharge exposure for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of April 2, 2011, $0.8 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	April 2, 2011	January 1, 2011
Interest rate swap	Accounts payable and accrued expenses	$(567)	$(907)
Diesel fuel swap	Prepaid expenses and other current assets	1,250	277
		$683	$(630)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the three months ended April 2, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(914)	Interest expense	$(559)	None	$—
Diesel fuel swap	1,263	Selling and administrative expenses	256	Selling and administrative expenses	5
Total	$349		$(303)		$5

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the three months ended April 3, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(249)	Interest expense	$(527)	None	$—
Diesel fuel swap	—	Selling and administrative expenses	—	None	—
Total	$(249)		$(527)		$—

Note M.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and its investment in target funds.  The marketable securities were comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classify such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value during the three months ended April 2, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,285	$—	$9,285	$—
Corporate bonds	$3,701	$—	$3,701	$—
Derivative financial instrument	$683	$—	$683	$—

Assets measured at fair value for the year ended January 1, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364	$—	$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at April 2, 2011 and January 1, 2011, the end of the Corporation's 2010 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated to be $160 million at April 2, 2011 and $156 million at January 1, 2011, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $17 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three-month periods ended April 2, 2011, and April 3, 2010, is as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Net Sales:
Office Furniture	$331,127	$300,032
Hearth Products	65,024	63,474
	396,151	363,506
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$9,115	$7,980
Restructuring and impairment charges	(1,022)	(1,733)
Office furniture – net	8,093	6,247
Hearth products
Operations before restructuring charges	(227)	(2,805)
Restructuring and impairment charges	(368)	(101)
Hearth products – net	(595)	(2,906)
Total operating profit	7,498	3,341
Unallocated corporate expense	(10,033)	(11,430)
Income (loss) before income taxes	$(2,535)	$(8,089)

Depreciation & Amortization Expense:
Office furniture	$9,430	$11,641
Hearth products	2,152	3,779
General corporate	566	640
	$12,148	$16,060

Capital Expenditures:
Office furniture	$3,635	$3,561
Hearth products	464	442
General corporate	499	796
	$4,598	$4,799

	As of	As of
	April 2, 2011	April 3, 2010
Identifiable Assets:
Office furniture	$582,295	$565,226
Hearth products	264,817	284,881
General corporate	109,194	85,588
	$956,306	$935,695

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

Net sales for the first quarter of fiscal 2011 increased 9.0 percent to $396.2 million when compared to the first quarter of fiscal 2010.  The increase was driven by all channels of the office furniture segment and the remodel/retrofit channel of the hearth products segment.  Gross margins for the quarter increased from prior year levels due to higher volume, cost reduction initiatives and lower restructuring and transition costs partially offset by increased material costs.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume and lower restructuring charges partially offset by higher fuel costs, investments in growth initiatives and higher incentive-based compensation.

The Corporation recorded $1.4 million of restructuring costs in the first quarter of fiscal 2011 in connection with previously announced office furniture plant closures and restructuring of hearth operations.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first three months of fiscal 2011, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

There were no new accounting standards issued during the quarter that the Corporation expects to have a material impact on the financial statements.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010	Percent Change
Net sales	$396,151	$363,506	9.0%
Cost of sales	261,427	244,326	7.0%
Gross profit	134,724	119,180	13.0%
Selling and administrative expenses	132,413	122,800	7.8%
Restructuring and impairment charges	1,390	1,834	(24.2)%
Operating income (loss)	921	(5,454)	116.9%
Interest expense, net	3,456	2,635	31.2%
Earnings (loss) before income taxes	(2,535)	(8,089)	68.7%
Income taxes	(738)	(3,947)	81.3%
Income (loss) from continuing operations	$(1,797)	$(4,142)	56.6%

Consolidated net sales for the first quarter increased 9.0 percent or $32.6 million compared to the same quarter last year.  The increase was driven by all channels of the office furniture segment and the remodel/retrofit channel of the hearth products segment.

Gross margin for the first quarter increased to 34.0 percent compared to 32.8 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, cost reduction initiatives and lower restructuring and transition charges offset partially by increased material costs .  First quarter 2010 included $1.5 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities and hearth consolidation.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 33.8 percent compared to 34.3 percent for the same quarter last year due to higher volume, lower restructuring charges and an adjustment to correct a fourth quarter 2010 freight over accrual of $0.4 million partially offset by increased fuel costs, investments in selling, marketing and product initiatives and higher incentive-based compensation.  First quarter 2011 included $1.4 million of restructuring charges associated with plant consolidations compared to $1.8 million in the same period in the prior year. The Corporation recorded a gain of $0.5 million on the sale of one of the closed office furniture manufacturing facilities during the first quarter of 2010.

The Corporation experienced a net loss from continuing operations of $(1.8) million or $(0.04) per diluted share in the first quarter of 2011 compared to $(4.1) million or $(0.09) per diluted share in the first quarter of 2010.

The provision for income taxes for continuing operations for the three months ended April 2, 2011 and April 3, 2010 reflect an effective tax rate of 29.6 percent and 48.0 percent, respectively.   The 2011 estimated annual effective tax rate is expected to be 36.5 percent. The first quarter 2010 effective tax rate was impacted by a discrete benefit associated with an adjustment of deferred tax assets.

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of the hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Office Furniture

First quarter 2011 sales for the office furniture segment increased 10.4 percent or $31.1 million to $331.1 million from $300.0 million for the same quarter last year driven by a increase in the supplies-driven channel and a more substantial increase in the contract and international channel.  Operating profit prior to unallocated corporate expenses increased $1.8 million to $8.1 million as a result of higher volume and lower restructuring and transition costs.  These were partially offset by lower price realization, increased input costs, investments in strategic growth initiatives and higher incentive-based compensation.  First quarter 2011 included $1.0 million of restructuring and transition costs compared to $3.1 million of restructuring and transition costs including accelerated depreciation in first quarter 2010.

Hearth Products

First quarter 2011 net sales for the hearth products segment increased 2.4 percent or $1.6 million to $65.0 million from $63.5 million for the same quarter last year driven by an increase in the remodel-retrofit channel partially offset by a decline in the new construction channel.  Operating profit prior to unallocated corporate expenses increased $2.3 million to a $0.6 million loss due to better price realization and cost control initiatives partially offset by investments in strategic growth initiatives and higher incentive based compensation.  First quarter 2011 included $0.4 million of restructuring and transition costs compared to $0.2 million of restructuring and transition costs in first quarter 2010.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $22.0 million of cash in the first three months of 2011 compared to a $25.4 million use in the first three months of 2010.  Working capital performance resulted in a $43.3 million use of cash in the first three months of the current fiscal year compared to a $43.1 million use of cash in the same period of the prior year.  The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first three months of fiscal 2011 were $4.6 million compared to $4.8 million in the same period of fiscal 2010 and were primarily for tooling and equipment for new products.  In addition $1.8 million of equipment was purchased via a capital lease transaction during the first quarter of 2011. For the full year 2011, capital expenditures are expected to be approximately $30 to $35 million, primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
During the first three months of fiscal 2011, net borrowings under the revolving credit facility remained at $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 2, 2011, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

On February 16, 2011, the Corporation's Board of Directors (the "Board") approved a 6.98 percent increase in the common stock quarterly cash dividend from $0.215 per share to $0.23 per share. The dividend was paid on March 7, 2011, to shareholders of record at the close of business on February 28, 2011.

During the three months ended April 2, 2011, the Corporation repurchased 323,965 shares of common stock at a cost of approximately $10.0 million, or an average price of $30.87 per share.  As of April 2, 2011, approximately $135.8 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first three months of fiscal 2011 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Looking Ahead

Management is optimistic about the office furniture and hearth products markets and the improving economy.  The Corporation continues its investments in selling, marketing and product initiatives to drive improvement.  Management believes the Corporation is well positioned for growth.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, including the recent credit crisis, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2011, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of April 2, 2011, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended April 2, 2011.

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/02/11 – 01/29/11	—	—	—	—	$145,795,524.19
01/30/11 – 02/26/11	15,475		$32.27	15,475	$145,296,220.19
02/27/11 – 04/02/11	308,490		$30.80	308,490	$135,795,532.23
Total	323,965			323,965
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the first quarter of fiscal 2011, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 4, 2011	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)
Credit Agreement, including all schedules and exhibits, dated as of June 11, 2010, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation from time to time party thereto, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002