Form 10-Q
period 2011-07-02
HNI CORP
filed 2011-08-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 2, 2011 44,780,796

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 2, 2011	January 1, 2011

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$46,763	$99,096
Short-term investments	13,210	10,567
Receivables	210,105	190,118
Inventories (Note C)	101,042	68,956
Deferred income taxes	21,985	18,467
Prepaid expenses and other current assets	30,040	20,957
Total Current Assets	423,145	408,161

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,468	21,554
Buildings	258,135	257,819
Machinery and equipment	460,055	474,911
Construction in progress	7,914	10,221
	747,572	764,505
Less accumulated depreciation	523,698	532,724

Net Property, Plant, and Equipment	223,874	231,781

GOODWILL	260,634	260,634

OTHER ASSETS	96,220	97,304

Total Assets	$1,003,873	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 2, 2011	January 1, 2011

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$320,753	$311,066
Note payable and current maturities of long-term debt and capital lease obligations	50,105	50,029
Current maturities of other long-term obligations	261	256
Total Current Liabilities	371,119	361,351

LONG-TERM DEBT	150,000	150,000

CAPITAL LEASE OBLIGATIONS	396	111

OTHER LONG-TERM LIABILITIES	50,647	47,437

DEFERRED INCOME TAXES	38,541	30,525

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
July 2, 2011 – 44,780,796 shares;
January 1, 2011 – 44,840,701 shares	44,781	44,841

Additional paid-in capital	19,364	18,011
Retained earnings	325,738	343,474
Accumulated other comprehensive income	2,887	1,659
Total HNI Corporation shareholders' equity	392,770	407,985

Noncontrolling interest	400	471

Total Equity	393,170	408,456

Total Liabilities and Equity	$1,003,873	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	July 2, 2011	July 3, 2010

	(In thousands, except share and per share data)
Net sales	$432,810	$398,222
Cost of sales	285,880	256,905
Gross profit	146,930	141,317
Selling and administrative expenses	136,197	128,032
Restructuring and impairment	463	1,238
Operating income	10,270	12,047
Interest income	110	92
Interest expense	3,033	3,054
Earnings before income taxes	7,347	9,085
Income taxes	2,744	3,493
Income from continuing operations, less applicable income taxes	4,603	5,592
Discontinued operations, less applicable income taxes	—	(827)
Net income	4,603	4,765
Less: Net income (loss) attributable to the noncontrolling interest	(54)	62
Net income attributable to HNI Corporation	$4,657	$4,703

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.10	$0.12
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.02)
Net income attributable to HNI Corporation per common share – basic	$0.10	$0.10
Average number of common shares outstanding – basic	44,745,474	45,193,336
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.10	$0.12
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.02)
Net income attributable to HNI Corporation per common share – diluted	$0.10	$0.10
Average number of common shares outstanding – diluted	45,667,453	46,011,691
Cash dividends per common share	$0.230	$0.215

 See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Six Months Ended
	July 2, 2011	July 3, 2010

	(In thousands, except share and per share data)
Net sales	$828,961	$761,728
Cost of sales	547,307	501,231
Gross profit	281,654	260,497
Selling and administrative expenses	268,610	250,832
Restructuring and impairment	1,853	3,072
Operating income	11,191	6,593
Interest income	243	180
Interest expense	6,622	5,777
Earnings before income taxes	4,812	996
Income taxes	2,006	(454)
Income from continuing operations, less applicable income taxes	2,806	1,450
Discontinued operations, less applicable income taxes	—	(2,538)
Net income (loss)	2,806	(1,088)
Less: Net income (loss) attributable to the noncontrolling interest	(96)	195
Net income (loss) attributable to HNI Corporation	$2,902	$(1,283)

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.06	$0.03
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.06)
Net income (loss) attributable to HNI Corporation per common share – basic	$0.06	$(0.03)
Average number of common shares outstanding – basic	44,799,013	45,179,893
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.06	$0.03
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.06)
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.06	$(0.03)
Average number of common shares outstanding – diluted	45,732,598	45,179,893
Cash dividends per common share	$0.46	$0.43

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	July 2, 2011	July 3, 2010
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$2,806	$(1,088)
Noncash items included in net income:
Depreciation and amortization	23,762	31,105
Other postretirement and post employment benefits	830	846
Stock-based compensation	3,398	3,081
Excess tax benefits from stock compensation	(30)
Deferred income taxes	4,089	(1,950)
Loss on sale, retirement and impairment of long-lived assets and intangibles	328	3,495
Stock issued to retirement plan	4,906	5,400
Other – net	364	292
Net increase (decrease) in operating assets and liabilities	(52,200)	(38,833)
Increase (decrease) in other liabilities	3,388	(807)
Net cash flows from (to) operating activities	(8,359)	1,541

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(11,740)	(12,300)
Proceeds from sale of property, plant and equipment	595	1,669
Capitalized software	(2,832)	(128)
Purchase of long-term investments	(6,355)	(4,805)
Sales or maturities of long-term investments	3,802	2,570
Other – net	425	603
Net cash flows from (to) investing activities	(16,105)	(12,391)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,034	1,651
Purchase of HNI Corporation common stock	(10,000)	(10,297)
Proceeds from long-term debt	5,000	50,000
Payments of note and long-term debt and other financing	(4,295)	(54,081)
Excess tax benefits from stock compensation	30
Dividends paid	(20,638)	(19,474)
Net cash flows from (to) financing activities	(27,869)	(32,201)

Net increase (decrease) in cash and cash equivalents	(52,333)	(43,051)
Cash and cash equivalents at beginning of period	99,096	87,374
Cash and cash equivalents at end of period	$46,763	$44,323

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2011

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 1, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  An adjustment was made in the first quarter of 2011 to correct a fourth quarter freight over accrual of $0.4 million. This correction of the freight accrual was determined to be immaterial to the current and prior period financial statements. Operating results for the six-month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and six months ended July 2, 2011, and July 3, 2010, the Corporation recognized $1.8 million and $3.4 million, and $1.6 million and $3.1 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At July 2, 2011, there was $11.6 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 81% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	July 2, 2011	January 1, 2011
	(Unaudited)
Finished products	$66,850	$43,389
Materials and work in process	58,029	49,404
LIFO allowance	(23,837)	(23,837)
	$101,042	$68,956

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income (loss)	$4,603	$4,765	$2,806	$(1,088)
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	321	151	542	146
Change in unrealized gains (losses) on marketable securities	92	—	57	—
Change in pension and postretirement liability	80	79	159	158
Change in derivative financial instruments	(348)	(310)	470	(136)
Comprehensive income (loss)	4,748	4,685	4,034	(920)
Comprehensive income (loss) attributable to noncontrolling interest	(54)	62	(96)	195
Comprehensive income (loss) attributable to HNI Corporation	$4,802	$4,623	$4,130	$(1,115)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax, as applicable for the six months ended July 2, 2011:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains(Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$4,415	(48)	$(2,313)	$(395)	$1,659
Year-to date change	542	57	159	470	1,228
Balance at July 2, 2011	$4,957	$9	$(2,154)	$75	$2,887

During the six months ended July 2, 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10 million.  As of July 2, 2011, $135.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income	$4,657	$4,703	$2,902	$(1,283)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,745	45,193	44,799	45,180
Potentially dilutive shares from stock-based compensation plans	922	818	934	—
Denominator for diluted EPS	45,667	46,012	45,733	45,180
Earnings per share – basic	$0.10	$0.10	$0.06	$(0.03)
Earnings per share – diluted	$0.10	$0.10	$0.06	$(0.03)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at July 2, 2011 and July 3, 2010, because their inclusion would have been anti-dilutive. The number of stock options which met this anti-dilutive criterion for the three and six months ended July 2, 2011 was 1,783,651 and 1,159,965, respectively. The number of stock options outstanding which met this anti-dilutive criterion for the three months ended July 3, 2010 was 1,752,242. None of the outstanding stock options or restricted stock units were included in the computation of diluted EPS for the six-month computation of diluted EPS at July 3, 2010, as all would be anti-dilutive due to the current period loss.

Note F.  Restructuring Reserve and Plant Closures

In connection with office furniture plant closures announced in 2010 and 2009, the Corporation recorded $0.4 million of current period restructuring charges during the quarter ended July 2, 2011.

In connection with the consolidation of production at the hearth products locations, the Corporation recorded $0.1 million of current period restructuring charges during the quarter ended July 2, 2011.

The following is a summary of changes in restructuring accruals during the six months ended July 2, 2011.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 1, 2011	$2,389	$243	$2,632
Restructuring charges	426	1,427	1,853
Cash payments	(871)	(1,449)	(2,320)
Balance as of July 2, 2011	$1,944	$221	$2,165

Note G.  Discontinued Operations

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Discontinued operations:
Operating profit (loss) before tax	$—	$296	$—	$(994)
Income tax provision (benefit)	—	118	—	(388)
Net profit (loss) from discontinued operations, net of income tax	—	178	—	(606)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	—	(1,673)	—	(3,076)
Income tax provision (benefit)	—	(668)	—	(1,144)
Net impairment loss and loss on sale of discontinued operations	—	(1,005)	—	(1,932)
Loss from discontinued operations, net of income tax benefit	$—	$(827)	$—	$(2,538)

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 2, 2011 and January 1, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	July 2, 2011	January 1, 2011
Patents	$18,605	$18,605
Customer relationships and other	88,225	107,964
Less: accumulated amortization	58,197	70,139
Less: impairments	—	4,879
	$48,633	$51,551

Aggregate amortization expense for the six months ended July 2, 2011 and July 3, 2010 was $2.9 million and $4.9 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

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
Balance as of July 2, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$94,589	$166,045	$260,634

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist of which none existed during the six months ended July 2, 2011.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Balance at beginning of period	$12,930	$12,684
Accruals for warranties issued during period	7,649	7,913
Adjustments related to pre-existing warranties	(378)	750
Settlements made during the period	(7,998)	(8,582)
Balance at end of period	$12,203	$12,765

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Income for:

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Service cost	$182	$181
Interest cost	402	420
Amortization of transition obligation	254	254
Amortization of (gain)/loss	(8)	(9)
Net periodic benefit cost	$830	$846

Note K.  Income Taxes

The provision for income taxes for continuing operations for the three months ended July 2, 2011 and July 3, 2010 reflect an effective tax rate of 37.3 percent and 38.4 percent, respectively. The 2011 estimated annual effective tax rate is expected to be 36.1 percent.

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

Interest Rate Risk
In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation pays a fixed rate of interest and receives a variable rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements is recorded as an adjustment to interest expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.  The interest rate swap agreement matured on May 27, 2011.

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

As of July 2, 2011, $0.1 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	July 2, 2011	January 1, 2011
Interest rate swap	Accounts payable and accrued expenses	$—	$(907)
Diesel fuel swap	Accounts payable and accrued expenses	(274)	—
Diesel fuel swap	Prepaid expenses and other current assets	396	277
		$122	$(630)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the six months ended July 2, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(10)	Interest expense	$(898)	None	$—
Diesel fuel swap	(480)	Selling and administrative expenses	876	Selling and administrative expenses	1
Total	$(490)		$(22)		$1

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the six months ended July 3, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(333)	Interest expense	$(1,045)	None	$—
Diesel fuel swap	(931)	Selling and administrative expenses	(82)	None	—
Total	$(1,264)		$(1,127)		$—

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

Assets measured at fair value during the three months ended July 2, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,216	$—	$9,216	$—
Corporate bonds	$3,738	$—	$3,738	$—
Derivative financial instrument	$(122)	$—	$(122)	$—

Assets measured at fair value for the year ended January 1, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364	$—	$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at July 2, 2011 and January 1, 2011, the end of the Corporation's 2010 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated to be $160 million at July 2, 2011 and $156 million at January 1, 2011, compared to the carrying value of $150 million.

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

Note O.  New Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective January 1, 2012 and the Corporation does not expect the adoption to have a material impact on its financial statements.

In May 2011, the FASB amended accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U. S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"). This guidance will be effective January 1, 2012 and the Corporation does not expect the adoption to have a material impact on its financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and six month periods ended July 2, 2011, and July 3, 2010, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales:
Office Furniture	$372,643	$342,698	$703,770	$642,730
Hearth Products	60,167	55,524	125,191	118,998
	432,810	398,222	828,961	761,728
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$18,270	$23,945	$27,385	$31,925
Restructuring and impairment charges	(412)	(1,238)	(1,434)	(2,971)
Office furniture – net	17,858	22,707	25,951	28,954
Hearth products
Operations before restructuring charges	(899)	(2,633)	(1,126)	(5,438)
Restructuring and impairment charges	(51)	—	(419)	(101)
Hearth products – net	(950)	(2,633)	(1,545)	(5,539)
Total operating profit	16,908	20,074	24,406	23,415
Unallocated corporate expense	(9,561)	(10,989)	(19,594)	(22,419)
Income before income taxes	$7,347	$9,085	$4,812	$996

Depreciation & Amortization Expense:
Office furniture	$9,023	$11,731	$18,453	$23,373
Hearth products	1,955	2,714	4,107	6,493
General corporate	636	599	1,202	1,239
	$11,614	$15,044	$23,762	$31,105

Capital Expenditures:
Office furniture	$7,599	$7,046	$11,234	$10,607
Hearth products	541	387	1,005	829
General corporate	1,834	196	2,333	992
	$9,974	$7,629	$14,572	$12,428

			As of	As of
			July 2, 2011	July 3, 2010
Identifiable Assets:
Office furniture			$629,014	$603,106
Hearth products			270,126	286,072
General corporate			104,733	83,628
			$1,003,873	$972,806

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

Net sales for the second quarter of fiscal 2011 increased 8.7 percent to $432.8 million when compared to the second quarter of fiscal 2010.  The increase was driven by the contract and international channels of the office furniture segment and the remodel/retrofit channel of the hearth products segment.  Gross margins for the quarter decreased from prior year levels due to lower price realization, increased material costs and unfavorable mix offset partially by higher volume and lower restructuring and transition costs.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume and lower restructuring charges partially offset by higher fuel costs, investments in growth initiatives and higher incentive-based compensation.

The Corporation recorded $0.5 million of restructuring costs in the second quarter of fiscal 2011 in connection with previously announced office furniture plant closures and restructuring of hearth operations.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first six months of fiscal 2011, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note O. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
Net sales	$432,810	$398,222	8.7%	$828,961	$761,728	8.8%
Cost of sales	285,880	256,905	11.3%	547,307	501,231	9.2%
Gross profit	146,930	141,317	4.0%	281,654	260,497	8.1%
Selling and administrative expenses	136,197	128,032	6.4%	268,610	250,832	7.1%
Restructuring and impairment charges	463	1,238	(62.6)%	1,853	3,072	(39.7)%
Operating income	10,270	12,047	(14.8)%	11,191	6,593	69.7%
Interest expense, net	2,923	2,962	(1.3)%	6,379	5,597	14.0%
Earnings before income taxes	7,347	9,085	(19.1)%	4,812	996	383.1%
Income taxes	2,744	3,493	(21.4)%	2,006	(454)	541.9%
Income from continuing operations	$4,603	$5,592	(17.7)%	$2,806	$1,450	93.5%

Consolidated net sales for the second quarter of 2011 increased 8.7 percent or $34.6 million compared to the same quarter last year.  The increase was driven by the contract and international channels of the office furniture segment and the remodel/retrofit channel of the hearth products segment. The increase was partially offset by decreases in the supplies-driven channel of the office furniture segment and the new construction channel of the hearth products segment.

Gross margin for the second quarter of 2011 decreased to 33.9 percent compared to 35.5 percent for the same quarter last year.  The decrease in gross margin was driven by lower price realization, increased material costs and unfavorable mix offset partially by higher volume and lower restructuring and transition charges.  Second quarter 2010 included $1.1 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 31.6 percent for the second quarter of 2011 compared to 32.5 percent for the same quarter last year due to higher volume and lower restructuring charges partially offset by increased fuel costs, investments in growth initiatives and higher incentive-based compensation.  Second quarter 2011 included $0.5 million of restructuring charges associated with plant consolidations compared to $1.2 million in the same period in the prior year.

Income from continuing operations for the second quarter of 2011 was $4.6 million or $0.10 per diluted share compared to $5.6 million or $0.12 per diluted share in the second quarter of 2010.

The provision for income taxes for continuing operations for the three months ended July 2, 2011 and July 3, 2010 reflect an effective tax rate of 37.3 percent and 38.4 percent, respectively.   The 2011 estimated annual effective tax rate is expected to be 36.1 percent.

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of the hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

For the first six months of 2011, consolidated net sales increased $67.2 million, or 8.8 percent, to $829.0 million compared to $761.7 million for the first six months of 2010. Gross margins decreased to 34.0 percent compared to 34.2 percent for the same period last year. Income from continuing operations was $2.8 million for the first six months of 2011 compared to $1.5 million for the first six months of 2010. Earnings per share from continuing operations increased to $0.06 per diluted share compared to $0.03 per diluted share for the same period last year.

Office Furniture

Second quarter 2011 sales for the office furniture segment increased 8.7 percent or $29.9 million to $372.6 million from $342.7 million for the same quarter last year driven by an increase in the contract and international channels offset by a decline in the supplies-driven channel.  The supplies-driven channel was adversely impacted by a substantial inventory reduction by the Corporation's large wholesale partners who took advantage of the Corporation's streamlined fulfillment model and their initiatives to improve return on invested capital. Second quarter 2011 operating profit prior to unallocated corporate expenses decreased $4.8 million to $17.9 million as a result of lower price realization, higher input costs, unfavorable mix and investments in strategic growth initiatives.  These were partially offset by higher volume and lower restructuring and transition costs.  Second quarter 2011 included $0.4 million of restructuring costs compared to $2.4 million of restructuring and transition costs including accelerated depreciation in second quarter 2010.

Net sales for the first six months of 2011 increased 9.5 percent or $61.0 million to $703.8 million compared to $642.7 million for the same period in 2010. Operating profit for the first six months of 2011 decreased 10.4 percent or $3.0 million to $26.0 million compared to $29.0 million for the same period in 2010.

Hearth Products

Second quarter 2011 net sales for the hearth products segment increased 8.4 percent or $4.6 million to $60.2 million from $55.5 million for the same quarter last year driven by an increase in the remodel-retrofit channel partially offset by a decline in the new construction channel.  Operating profit prior to unallocated corporate expenses increased $1.7 million to a $1.0 million loss due to increased volume and higher price realization offset partially by higher material costs and incentive-based compensation.  Second quarter 2011 included $0.1 million of restructuring costs.

Net sales for the first six months of 2011 increased 5.2 percent or $6.2 million to $125.2 million compared to $119.0 million for the same period in 2010. Operating profit increased $4.0 million to a $1.5 million loss when compared to the same period last year.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $8.4 million of cash in the first six months of 2011 compared to generating $1.5 million in the first six months of 2010.  Working capital performance resulted in a $52.2 million use of cash in the first six months of the current fiscal year compared to a $38.8 million use of cash in the same period of the prior year.  Inventory increased $18 million from the same period last year due to the timing of large contract projects that will ship in the third quarter of the current fiscal year, an inventory investment made to level load production which is expected to ship in the balance of 2011 and increased volume and higher material costs. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first six months of fiscal 2011 were $14.6 million compared to $12.4 million in the same period of fiscal 2010 and were primarily for tooling and equipment for new products.  For the full year 2011, capital expenditures are expected to be approximately $30 to $35 million, primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
During the first six months of fiscal 2011, net borrowings under the revolving credit facility peaked at $55 million. The net borrowings at the end of second quarter were $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under that credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At July 2, 2011, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.23 per share on the Corporation's common stock on May 10, 2011, to shareholders of record at the close of business on May 20, 2011. The dividend was paid on June 1, 2011.

During the six months ended July 2, 2011, the Corporation repurchased 323,965 shares of common stock at a cost of approximately $10.0 million, or an average price of $30.87 per share.  As of July 2, 2011, approximately $135.8 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first six months of fiscal 2011 there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, although such matters could have a material effect on the Corporation's quarterly or annual operating results and cash flows when resolved in a future period.

Looking Ahead

Management is optimistic about the office furniture and hearth products markets and the prospects for its businesses.  The Corporation continues its investments in selling, marketing and product initiatives to drive growth.  Management believes the Corporation is well positioned for growth.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives for the entire Corporation, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; uncertainty related to disruptions of business by terrorism, military action, epidemic, acts of God or other Force Majeure events; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials (including steel and petroleum based materials); higher than expected costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2011, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of July 2, 2011, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any of its shares during the second quarter ended July 2, 2011. As of July 2, 2011, $135.8 million was authorized and available for the repurchase of shares by the Corporation.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 3, 2011	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002