Form 10-Q
period 2011-10-01
HNI CORP
filed 2011-11-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
Draft 10/27/11 4:30pm
FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 1, 2011 44,825,933

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	October 1, 2011	January 1, 2011

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$101,534	$99,096
Short-term investments	19,504	10,567
Receivables	220,484	190,118
Inventories (Note C)	95,725	68,956
Deferred income taxes	21,336	18,467
Prepaid expenses and other current assets	20,564	20,957
Total Current Assets	479,147	408,161

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	21,484	21,554
Buildings	259,033	257,819
Machinery and equipment	462,090	474,911
Construction in progress	9,421	10,221
	752,028	764,505
Less accumulated depreciation	532,317	532,724

Net Property, Plant, and Equipment	219,711	231,781

GOODWILL	260,634	260,634

OTHER ASSETS	95,692	97,304

Total Assets	$1,055,184	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	October 1, 2011	January 1, 2011

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$352,222	$311,066
Note payable and current maturities of long-term debt and capital lease obligations	50,378	50,029
Current maturities of other long-term obligations	261	256
Total Current Liabilities	402,861	361,351

LONG-TERM DEBT	150,182	150,000

CAPITAL LEASE OBLIGATIONS	370	111

OTHER LONG-TERM LIABILITIES	51,064	47,437

DEFERRED INCOME TAXES	41,022	30,525

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
October 1, 2011 – 44,825,933 shares;
January 1, 2011 – 44,840,701 shares	44,826	44,841

Additional paid-in capital	21,685	18,011
Retained earnings	340,383	343,474
Accumulated other comprehensive income	2,434	1,659
Total HNI Corporation shareholders' equity	409,328	407,985

Noncontrolling interest	357	471

Total Equity	409,685	408,456

Total Liabilities and Equity	$1,055,184	$997,880

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	October 1, 2011	October 2, 2010

	(In thousands, except share and per share data)
Net sales	$504,220	$458,853
Cost of sales	324,825	297,635
Gross profit	179,395	161,218
Selling and administrative expenses	138,671	130,514
Restructuring and impairment	277	(251)
Operating income	40,447	30,955
Interest income	222	166
Interest expense	2,567	2,843
Earnings before income taxes	38,102	28,278
Income taxes	13,186	12,630
Income from continuing operations, less applicable income taxes	24,916	15,648
Discontinued operations, less applicable income taxes	—	(13)
Net income	24,916	15,635
Less: Net (loss) attributable to the noncontrolling interest	(31)	(46)
Net income attributable to HNI Corporation	$24,947	$15,681

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.56	$0.35
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$—
Net income attributable to HNI Corporation per common share – basic	$0.56	$0.35
Average number of common shares outstanding – basic	44,787,437	44,800,821
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.55	$0.34
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$—
Net income attributable to HNI Corporation per common share – diluted	$0.55	$0.34
Average number of common shares outstanding – diluted	45,637,042	45,601,327
Cash dividends per common share	$0.230	$0.215

 See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Nine Months Ended
	October 1, 2011	October 2, 2010

	(In thousands, except share and per share data)
Net sales	$1,333,181	$1,220,581
Cost of sales	872,132	798,866
Gross profit	461,049	421,715
Selling and administrative expenses	407,281	381,346
Restructuring and impairment	2,130	2,821
Operating income	51,638	37,548
Interest income	465	346
Interest expense	9,189	8,620
Earnings before income taxes	42,914	29,274
Income taxes	15,192	12,176
Income from continuing operations, less applicable income taxes	27,722	17,098
Discontinued operations, less applicable income taxes	—	(2,551)
Net income	27,722	14,547
Less: Net income (loss) attributable to the noncontrolling interest	(127)	149
Net income attributable to HNI Corporation	$27,849	$14,398

Income from continuing operations attributable to HNI Corporation per common share – basic	$0.62	$0.38
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.06)
Net income attributable to HNI Corporation per common share – basic	$0.62	$0.32
Average number of common shares outstanding – basic	44,795,155	45,053,536
Income from continuing operations attributable to HNI Corporation per common share – diluted	$0.61	$0.37
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.06)
Net income attributable to HNI Corporation per common share – diluted	$0.61	$0.31
Average number of common shares outstanding – diluted	45,683,520	45,831,091
Cash dividends per common share	$0.69	$0.645

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$27,722	$14,547
Noncash items included in net income:
Depreciation and amortization	35,135	45,361
Other postretirement and post employment benefits	1,245	1,268
Stock-based compensation	5,210	5,020
Excess tax benefits from stock compensation	(99)
Deferred income taxes	7,412	8,579
Loss on sale, retirement and impairment of long-lived assets and intangibles	397	2,468
Stock issued to retirement plan	4,906	5,400
Other – net	(834)	1,918
Net increase (decrease) in operating assets and liabilities	(18,785)	(31,885)
Increase (decrease) in other liabilities	4,663	(3,557)
Net cash flows from (to) operating activities	66,972	49,119

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(16,937)	(17,834)
Proceeds from sale of property, plant and equipment	2,697	2,217
Capitalized software	(3,257)	(842)
Purchase of long-term investments	(14,555)	(11,209)
Sales or maturities of long-term investments	5,857	8,320
Other – net	413	3,444
Net cash flows from (to) investing activities	(25,782)	(15,904)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,607	2,242
Purchase of HNI Corporation common stock	(10,000)	(17,806)
Proceeds from long-term debt	5,455	50,157
Payments of note and long-term debt and other financing	(5,973)	(53,845)
Excess tax benefits from stock compensation	99
Dividends paid	(30,940)	(29,098)
Net cash flows from (to) financing activities	(38,752)	(48,350)

Net increase (decrease) in cash and cash equivalents	2,438	(15,135)
Cash and cash equivalents at beginning of period	99,096	87,374
Cash and cash equivalents at end of period	$101,534	$72,239

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2011

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 1, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and nine months ended October 1, 2011, and October 2, 2010, the Corporation recognized $1.8 million and $5.2 million, and $1.9 million and $5.0 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At October 1, 2011, there was $9.9 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining requisite service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 80% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	October 1, 2011	January 1, 2011
	(Unaudited)
Finished products	$66,324	$43,389
Materials and work in process	53,238	49,404
LIFO allowance	(23,837)	(23,837)
	$95,725	$68,956

Note D.  Comprehensive Income and Shareholders' Equity

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$24,916	$15,635	$27,722	$14,547
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	(145)	361	397	508
Change in unrealized gains (losses) on marketable securities	97	8	154	8
Change in pension and postretirement liability	79	79	238	237
Change in derivative financial instruments	(485)	805	(14)	668
Comprehensive income	24,462	16,888	28,497	15,968
Comprehensive income (loss) attributable to noncontrolling interest	(31)	(46)	(127)	149
Comprehensive income attributable to HNI Corporation	$24,493	$16,934	$28,624	$15,819

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the nine months ended October 1, 2011:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains(Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at January 1, 2011	$4,415	(48)	$(2,313)	$(395)	$1,659
Year-to date change	397	154	238	(14)	775
Balance at October 1, 2011	$4,812	$106	$(2,075)	$(409)	$2,434

During the nine months ended October 1, 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10 million.  As of October 1, 2011, $135.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerators:
Numerator for both basic and diluted EPS attributable to Parent Company net income	$24,947	$15,681	$27,849	$14,398
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,787	44,801	44,795	45,054
Potentially dilutive shares from stock-based compensation plans	850	800	889	777
Denominator for diluted EPS	45,637	45,601	45,684	45,831
Earnings per share – basic	$0.56	$0.35	$0.62	$0.32
Earnings per share – diluted	$0.55	$0.34	$0.61	$0.31

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS at October 1, 2011 and October 2, 2010, because their inclusion would have been anti-dilutive. The number of stock options which met this anti-dilutive criterion for the three and nine months ended October 1, 2011 was 2,210,257 and 1,815,085, respectively. The number of stock options outstanding which met this anti-dilutive criterion for the three and nine months ended October 2, 2010 was 1,763,464 and 1,738,464, respectively.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, management made the decision in the third quarter of 2011 to transition out of its Lithia Springs, Georgia office furniture distribution center. The distribution center is operated by a third-party logistics provider. The Corporation will add distribution capacity to its Cedartown, Georgia office furniture manufacturing facility and distribution center to make up for the loss of the Lithia Springs distribution center. To make room for the additional distribution capacity, the Corporation will consolidate some office furniture manufacturing production from the Cedartown facility into existing office furniture manufacturing facilities in Muscatine, Iowa. In connection with the closure, consolidation and realignment, the Corporation recorded $0.8 million of charges during the quarter ended October 1, 2011 which included $0.3 million of severance costs for four members, $0.3 million of facility exist costs and $0.2 million of accelerated depreciation recorded in cost of sales. The Corporation anticipates the closure, consolidation and realignment to be substantially completed by the end of first quarter of 2012.

In connection with other office furniture plant closures announced in 2010 and 2009, the Corporation recorded a $0.3 million reduction in restructuring costs. During the third quarter of 2011 the Corporation reduced a previously recorded accrual related to a withdrawal liability associated with a multi-employer pension plan due to an increase in the market value of the plan assets.

The following is a summary of changes in restructuring accruals during the nine months ended October 1, 2011.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 1, 2011	$2,389	$243	$2,632
Restructuring charges	97	2,033	2,130
Cash payments	(1,060)	(2,232)	(3,292)
Balance as of October 1, 2011	$1,426	$44	$1,470

Note G.  Discontinued Operations

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Discontinued operations:
Operating profit (loss) before tax	$—	$200	$—	$(794)
Income tax provision (benefit)	—	73	—	(315)
Net profit (loss) from discontinued operations, net of income tax	—	127	—	(479)
Impairment loss and loss on sale of discontinued operations:
Impairment loss and loss on sale of discontinued operations before tax	—	(563)	—	(3,639)
Income tax provision (benefit)	—	(423)	—	(1,567)
Net impairment loss and loss on sale of discontinued operations	—	(140)	—	(2,072)
Loss from discontinued operations, net of income tax benefit	$—	$(13)	$—	$(2,551)

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 1, 2011 and January 1, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	October 1, 2011	January 1, 2011
Patents	$18,605	$18,605
Customer relationships and other	88,225	107,964
Less: accumulated amortization	59,607	70,139
Less: impairments	—	4,879
	$47,223	$51,551

Aggregate amortization expense for the nine months ended October 1, 2011 and October 2, 2010 was $4.3 million and $6.7 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

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
Balance as of October 1, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$94,589	$166,045	$260,634

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist of which none existed during the nine months ended October 1, 2011.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
Balance at beginning of period	$12,930	$12,684
Accruals for warranties issued during period	10,471	11,309
Adjustments related to pre-existing warranties	(261)	1,008
Settlements made during the period	(10,906)	(12,746)
Balance at end of period	$12,234	$12,255

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Income for:

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
Service cost	$273	$271
Interest cost	603	629
Amortization of transition obligation	381	381
Amortization of (gain)/loss	(12)	(13)
Net periodic benefit cost	$1,245	$1,268

Note K.  Income Taxes

The provision for income taxes for continuing operations for the three months ended October 1, 2011 and October 2, 2010 reflect an effective tax rate of 34.6 percent and 44.6 percent, respectively. The third quarter 2010 tax rate was negatively impacted due to a reduction in the anticipated capital gain from the sale of a closed manufacturing facility negatively impacting capital loss carry-forward utilization. The 2011 estimated annual effective tax rate is expected to be 36.1 percent.

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

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carriers charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation entered into variable to fixed rate commodity swap agreements beginning in April 2010 with two financial counterparties to manage fluctuations in fuel costs.  The Corporation will hedge approximately 50% of its diesel fuel surcharge exposure for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of October 1, 2011, $0.4 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	October 1, 2011	January 1, 2011
Interest rate swap	Accounts payable and accrued expenses	$—	$(907)
Diesel fuel swap	Accounts payable and accrued expenses	(703)	—
Diesel fuel swap	Prepaid expenses and other current assets	47	277
		$(656)	$(630)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the nine months ended October 1, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(10)	Interest expense	$(898)	None	$—
Diesel fuel swap	(1,503)	Selling and administrative expenses	1,122	Selling and administrative expenses	(1)
Total	$(1,513)		$224		$(1)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the nine months ended October 2, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(435)	Interest expense	$(1,563)	None	$—
Diesel fuel swap	(387)	Selling and administrative expenses	(330)	None	(1)
Total	$(822)		$(1,893)		$(1)

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

Assets measured at fair value for the three-month period ended October 1, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,501	$—	$15,501	$—
Corporate bonds	$3,745	$—	$3,745	$—
Derivative financial instrument	$(656)	$—	$(656)	$—

Assets measured at fair value for the year ended January 1, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364	$—	$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at October 1, 2011 and January 1, 2011, the end of the Corporation's 2010 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $157 million at October 1, 2011 and $156 million at January 1, 2011, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $14 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note O.  New Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective January 1, 2012, and the Corporation does not expect the adoption to have a material impact on its financial statements.

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

In September 2011, the FASB issued accounting guidance expanding the disclosures required for an employer's participation in all individual significant multiemployer pension plans. This guidance will be effective December 31, 2011, and the Corporation does not expect the adoption to have a material impact on its financial statements.

In September 2011, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance will be effective January 1, 2012, with early adoption allowed. The Corporation does not expect the adoption to have a material impact on its financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and nine month periods ended October 1, 2011, and October 2, 2010, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales:
Office Furniture	$421,873	$387,382	$1,125,643	$1,030,112
Hearth Products	82,347	71,471	207,538	190,469
	504,220	458,853	1,333,181	1,220,581
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$41,776	$33,776	$69,161	$65,701
Restructuring and impairment charges	(277)	251	(1,711)	(2,720)
Office furniture – net	41,499	34,027	67,450	62,981
Hearth products
Operations before restructuring charges	6,875	3,041	5,749	(2,397)
Restructuring and impairment charges	—	—	(419)	(101)
Hearth products – net	6,875	3,041	5,330	(2,498)
Total operating profit	48,374	37,068	72,780	60,483
Unallocated corporate expense	(10,272)	(8,790)	(29,866)	(31,209)
Income before income taxes	$38,102	$28,278	$42,914	$29,274

Depreciation & Amortization Expense:
Office furniture	$8,855	$11,096	$27,308	$34,468
Hearth products	1,818	2,559	5,925	9,052
General corporate	700	602	1,902	1,841
	$11,373	$14,257	$35,135	$45,361

Capital Expenditures:
Office furniture	$4,578	$4,018	$15,812	$14,625
Hearth products	975	614	1,980	1,443
General corporate	69	1,616	2,402	2,608
	$5,622	$6,248	$20,194	$18,676

			As of	As of
			October 1, 2011	October 2, 2010
Identifiable Assets:
Office furniture			$618,588	$601,661
Hearth products			282,168	291,213
General corporate			154,428	109,892
			$1,055,184	$1,002,766

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

Net sales for the third quarter of fiscal 2011 increased 9.9 percent to $504.2 million when compared to the third quarter of fiscal 2010.  The increase was driven by all channels of the office furniture and hearth products segments.  Gross margins for the quarter increased from prior year levels due to higher volume, improved price realization and lower restructuring and transition costs offset partially by increased material costs.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume partially offset by increased fuel costs and higher incentive-based compensation.

The Corporation continues to take actions to reset its cost structure pursuant to its ongoing business simplification and cost reduction strategies. The Corporation announced the decision to close a distribution center operated by a third-party logistics provider and recorded $0.5 million of restructuring and transition costs in the third quarter in connection with this closure as well as office furniture manufacturing plant closures announced in 2009 and 2010. The Corporation anticipates additional restructuring and transition charges of approximately $4.4 million related to these closures during the remainder of 2011 and 2012.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first nine months of fiscal 2011, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note O. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	Percent Change	October 1, 2011	October 2, 2010	Percent Change
Net sales	$504,220	$458,853	9.9%	$1,333,181	$1,220,581	9.2%
Cost of sales	324,825	297,635	9.1%	872,132	798,866	9.2%
Gross profit	179,395	161,218	11.3%	461,049	421,715	9.3%
Selling and administrative expenses	138,671	130,514	6.2%	407,281	381,346	6.8%
Restructuring and impairment charges	277	(251)	210.4%	2,130	2,821	(24.5)%
Operating income	40,447	30,955	30.7%	51,638	37,548	37.5%
Interest expense, net	2,345	2,677	(12.4)%	8,724	8,274	5.4%
Earnings before income taxes	38,102	28,278	34.7%	42,914	29,274	46.6%
Income taxes	13,186	12,630	4.4%	15,192	12,176	24.8%
Income from continuing operations	$24,916	$15,648	59.2%	$27,722	$17,098	62.1%

Consolidated net sales for the third quarter of 2011 increased 9.9 percent or $45.4 million compared to the same quarter last year.  The increase was across all channels of the office furniture and hearth products segments.

Gross margin for the third quarter of 2011 increased to 35.6 percent compared to 35.1 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, improved price realization and lower restructuring and transition charges offset partially by increased material costs.  Third quarter 2011 included $0.3 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities compared to $1.0 million in the same period in the prior year.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 27.6 percent for the third quarter of 2011 compared to 28.4 percent for the same quarter last year due to higher volume partially offset by increased fuel costs and higher incentive-based compensation.  Third quarter 2011 included $0.3 million of restructuring charges associated with plant consolidations compared to a credit of $0.3 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended October 1, 2011 and October 2, 2010 reflect an effective tax rate of 34.6 percent and 44.6 percent, respectively.   The third quarter 2010 tax rate was negatively impacted due to a reduction in the anticipated capital gain from the sale of a closed manufacturing facility negatively impacting capital loss carry-forward utilization. The 2011 estimated annual effective tax rate is expected to be 36.1 percent.

Income from continuing operations for the third quarter of 2011 was $24.9 million or $0.55 per diluted share compared to $15.6 million or $0.34 per diluted share in the third quarter of 2010.

The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of the hearth products segment during 2010.  Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

For the first nine months of 2011, consolidated net sales increased $112.6 million, or 9.2 percent, to $1.3 billion compared to $1.2 billion for the first nine months of 2010. Gross margins remained flat at 34.6 percent compared to the same period last year. Income from continuing operations was $27.7 million for the first nine months of 2011 compared to $17.1 million for the first nine months of 2010. Earnings per share from continuing operations increased to $0.61 per diluted share compared to $0.37 per diluted share for the same period last year.

Office Furniture

Third quarter 2011 sales for the office furniture segment increased 8.9 percent or $34.5 million to $421.9 million from $387.4 million for the same quarter last year. The increase was across all channels of the office furniture segment with a more substantial increase in the contract and international channels.  Third quarter 2011 operating profit prior to unallocated corporate expenses increased $7.5 million to $41.5 million as a result of higher volume, improved price realization and lower restructuring and transition costs.  These were partially offset by higher input costs.  Third quarter 2011 included $0.5 million of restructuring and transition costs, including accelerated depreciation, compared to $0.7 million of restructuring and transition costs, including accelerated depreciation, in third quarter 2010.

Net sales for the first nine months of 2011 increased 9.3 percent or $95.5 million to $1.1 billion compared to $1.0 billion for the same period in 2010. Operating profit for the first nine months of 2011 increased 7.1 percent or $4.5 million to $67.5 million compared to $63.0 million for the same period in 2010.

Hearth Products

Third quarter 2011 net sales for the hearth products segment increased 15.2 percent or $10.9 million to $82.3 million from $71.5 million for the same quarter last year. The increase was across all channels of the hearth products segment with a more substantial increase in the remodel-retrofit channel   Operating profit prior to unallocated corporate expenses increased $3.8 million to $6.9 million due to increased volume and higher price realization offset partially by higher material costs and incentive-based compensation.

Net sales for the first nine months of 2011 increased 9.0 percent or $17.1 million to $207.5 million compared to $190.5 million for the same period in 2010. Operating profit for the first nine months of 2011 increased $7.8 million to $5.3 million when compared to the same period last year.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities generated $67.0 million of cash in the first nine months of 2011 compared to $49.1 million in the first nine months of 2010.  Working capital performance resulted in a $18.8 million use of cash in the first nine months of the current fiscal year compared to a $31.9 million use of cash in the same period of the prior year.  Inventory increased $10 million from the same period last year due to an inventory investment made to level load production which is expected to ship in the balance of 2011 and increased volume and higher material costs.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first nine months of fiscal 2011 were $20.2 million compared to $18.7 million in the same period of fiscal 2010 and were primarily for tooling and equipment for new products.  For the full year 2011, capital expenditures are expected to be approximately $30 million, primarily focused on new product development and related tooling.

Cash Flow – Financing Activities
During the first nine months of fiscal 2011, net borrowings under the revolving credit facility peaked at $55 million. The net borrowings at the end of third quarter were $50 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

The Corporation, certain subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into an Amended and Restated Credit Agreement (the "Credit Agreement") on September 28, 2011. The Credit Agreement amends and restates the Corporation's existing revolving credit facility dated June 11, 2010 (the"Existing Facility").

The Corporation increased its borrowing capacity under the Credit Agreement from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term of the Existing Facility under the Credit Agreement from June 11, 2014, to the earlier of (i) September 28, 2016 or (ii) a date 90 days prior to the maturity date of the Corporation's Senior Notes (April 6, 2016), subject to certain exceptions.

The Corporation effectively decreased (i) interest payable under the Credit Agreement by reducing the percentage spread applicable to both alternate base rate and traditional LIBOR revolving loans and (ii) the quarterly commitment fee payable by decreasing the rate range depending on the Corporation's consolidated leverage ratio.

The Credit Agreement contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

•
a consolidated interest coverage ratio of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA (as defined in the Credit Agreement) for the last four fiscal quarters to (b) the sum of consolidated interest charges;

•
a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the Credit Agreement) to (b) consolidated EBITDA for the last four fiscal quarters; or

•
a consolidated leverage ratio of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness to (b) consolidated EBITDA for the last four fiscal quarters following any qualifying debt financed acquisition.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At October 1, 2011, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Board declared a regular quarterly cash dividend of $0.23 per share on the Corporation's common stock on August 9, 2011, to shareholders of record at the close of business on August 19, 2011. The dividend was paid on September 1, 2011.

During the nine months ended October 1, 2011, the Corporation repurchased 323,965 shares of common stock at a cost of approximately $10.0 million, or an average price of $30.87 per share.  As of October 1, 2011, approximately $135.8 million of the Board's current repurchase authorization remained unspent.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.  During the first nine months of fiscal 2011, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2011, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 1, 2011.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of October 1, 2011, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any of its shares during the third quarter ended October 1, 2011. As of October 1, 2011, $135.8 million was authorized and available for the repurchase of shares by the Corporation.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 2, 2011	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)
Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of September 28, 2011, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2011

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002