Form 10-K
period 2011-12-31
HNI CORP
filed 2012-02-24
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of July 2, 2011 was $692,789,990, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 3, 2012 was 44,880,243.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, national office product distributors, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2011, the Corporation had net sales of $1.8 billion, of which approximately $1.5 billion or 83% was attributable to office furniture products and $0.3 billion or 17% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong and Taiwan.  See Item 2. Properties later in this report for additional related discussion.

Eight operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company, Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli Inc., Hickory Business Furniture, LLC (“HBF”), Sagus International, Inc. ("Sagus") and HNI Hong Kong Limited (“Lamex”).  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies Inc. (“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2011, the Corporation completed the acquisition of Sagus, a designer and manufacturer of educational furniture solutions for a purchase price of $56 million.

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

For further financial-related information with respect to acquisitions, operating segment information, restructuring and the Corporation’s operations in general, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report, and the following sections in the Notes to Consolidated Financial Statements:  Nature of Operations, Business Combinations and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $9.4 billion in 2011, an increase of 13% compared to 2010, which was a 6% increase from 2009 levels.

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

The Corporation also competes in the domestic hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners as an additional heating source during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor.  The Corporation sells approximately 35% of its hearth products to the new construction/builder channel.

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

Employees/Members

As of December 31, 2011, the Corporation employed approximately 9,500 persons, 8,800 of whom were full-time and 700 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures and markets a broad range of office furniture in four basic categories: (i) storage, including vertical files, lateral files and pedestals; (ii) seating, including task chairs, executive desk chairs, conference/training chairs, side chairs and educational chairs and desk combinations; (iii) office systems (typically modular and moveable workspaces with integrated work surfaces, space dividers and lighting); and (iv) desks and related products, including tables, bookcases and credenzas.  In order to meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, HBF®, Artco BellTM, Midwest Folding ProductsTM, LSI Corporation of AmericaTM, basyxTM and Lamex®, as well as private labels.

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

Desks and Related Products
The Corporation's offering of desks and related products includes stand-alone steel, laminate and wood furniture items, such as desks, bookshelves, credenzas and mobile desking.  These products are available in a range of designs and price points.  The Corporation's desks and related products are sold to a wide variety of customers from those designing large office configurations to small retail and home office purchasers.  The Corporation offers a variety of tables designed for use in conference rooms, private offices, educational institutions, training areas, team work settings and open floor plans.

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

Manufacturing

The Corporation manufactures office furniture in Alabama, Georgia, Illinois, Indiana, Iowa, Minnesota, New York, North Carolina, Texas and China.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington and Pennsylvania.

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

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $23.1 million, $21.8 million and $21.1 million in product development during fiscal 2011, 2010 and 2009, respectively.

Intellectual Property

As of December 31, 2011, the Corporation owned 302 U.S. and 230 foreign patents with expiration dates from 2012 to 2033 and had applications pending for 18 U.S. and 45 foreign patents.  In addition, the Corporation holds 179 U.S. and 385 foreign trademark registrations and has applications pending for 11 U.S. and 18 foreign trademarks.

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

In fiscal 2011, the Corporation's five largest customers represented approximately 23% of its consolidated net sales. No single customer accounted for 10% or more of the Corporation’s consolidated net sales in fiscal 2011.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, entities purchasing under the Corporation's U.S. General Services Administration contracts collectively accounted for approximately 6% of the Corporation's consolidated net sales.

As of December 31, 2011, the Corporation had an order backlog of approximately $159.1 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $150.5 million as of January 1, 2011, and $121.1 million as of January 2, 2010.  Backlog, in terms of percentage of net sales, was 8.7%, 8.9% and 7.3%, for fiscal 2011, 2010 and 2009, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is the second largest office furniture manufacturer in the world and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the largest manufacturer and marketer of fireplaces in North America.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions and a high level of customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the project-oriented office furniture market, such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., KI, Virco Mfg. Corporation and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2012 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, Virco Mfg. Corporaton, KI and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Lennox International Inc., Monessen Hearth Systems Co., FMI Products, LLC, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

Office furniture industry revenues are impacted by a variety of macroeconomic factors such as service-sector employment levels, corporate profits, small business confidence, commercial construction and office vacancy rates.  Industry factors, such as corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues.

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

Our implementation and use of a new business software system, and accompanying transformation of our business processes, could result in problems that could negatively impact our business and results of operations.

We recently began a multi-year, company-wide program to implement new integrated software systems (the System) to support and streamline our business processes. We expect implementation of the System will require transformation of business and financial processes to realize the full benefits of the project. Significant efforts are required to design, test and implement the System, requiring investment of resources, including additional selling, general and administrative and capital expenditures. There can be no assurance other issues relating to System implementation will not occur, including compatibility issues, integration challenges and delays, and higher than expected implementation costs. Additionally, when implemented, the System could function improperly or not deliver the projected benefits, which could significantly disrupt our business, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, generate management and financial reports and otherwise run our business. Our business and results of operations may be adversely affected if we experience problems related to the System.

We rely on information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

In the ordinary course of business, we rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. Additionally, we collect and store sensitive data of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. Any disruption of our information technology networks or systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, disrupt operations, and damage our reputation, which could adversely affect our business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 10.6 million square feet.  Of this total, approximately 2.8 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing nonwood casegoods office furniture
Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture (1)
Florence, Alabama	304,365	Owned	Manufacturing wood and nonwood casegoods office furniture
Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces
Lithia Springs, Georgia	585,000	Leased	Warehousing office furniture
Milan, Illinois	239,452	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing Systems office furniture
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture (1)
Temple, Texas	392,134	Owned	Manufacturing office furniture
Temple, Texas	372,560	Leased	Warehousing office furniture
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong and Taiwan.  These facilities total approximately 2.5 million square feet with approximately 1.5 million square feet used for the manufacture and distribution of office furniture and approximately .9 million square feet for hearth products.  Of this total, approximately 1.6 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

There are no major encumbrances on Corporation-owned properties.  Refer to Property, Plant, and Equipment in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation and net book value data.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows or on the Corporation’s quarterly or annual operating results when resolved in a future period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
December 31, 2011

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Stan A. Askren	51	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	54	None	Vice President, General Counsel and Secretary	2008	Vice President and Regional General Counsel for The Americas, Imperial Chemical Industries PLC (2003-08); General Counsel, North America, ICI Paints (2004-08); President ICI Group Services (2004-08)
Gary L. Carlson	61	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)
Bradley D. Determan	50	None	Executive Vice President President, Hearth & Home Technologies Inc.*	2005 2003
Jerald K. Dittmer	54	None	Executive Vice President, President, The HON Company*	2008	Vice President and Chief Financial Officer (2001-08)
Tamara S. Feldman	51	None	Vice President, Financial Reporting	2001
Jeffrey D. Lorenger	46	None	Executive Vice President President, Allsteel, Inc.*	2010 2008	Vice President, General Counsel and Secretary (2005-08) HNI Corporation; Vice President, Sales and Marketing (2007-2008) The HON Company
Donald T. Mead	52	None	Executive Vice President President, The Gunlocke Company L.L.C.	2011 2008	Vice President, Marketing, The HON Company (2006-08)
Marco V. Molinari	52	None	Executive Vice President President, HNI International Inc.*	2006 2003	Vice President, HON Products, The HON Company (2004-06)
Alan R. Moorhead	60	None	Vice President, Internal Audit	2008	Director, Internal Audit (2006-08) HNI Corporation; Vice President, Audit Director, Assurant, Inc. (2001-06)
Derek P. Schmidt	39	None	Treasurer and Vice President, Corporate Finance	2011	Sr. Vice President and Chief Financial Officer, Siligan Plastics Corporation (2007-2010)
Kurt A. Tjaden	48	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2006-08); Vice President and Chief Financial Officer, Pure Fishing, LLC (2001-06)

*HNI Corporation subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE), trading symbol HNI.  As of year-end 2011, the Corporation had 7,259 stockholders of record.

Wells Fargo Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling:  Wells Fargo Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0874 or telephone 800/468-9716.

Information regarding historical sale prices of and dividends paid on the Corporation's common stock is presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report and is incorporated herein by reference.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 180% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The Corporation did not repurchase any of its shares during the quarter ended December 31, 2011. As of December 31, 2011, $135.8 million was authorized and available for the repurchase of shares by the Corporation.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2011	2010	2009	2008	2007
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to Parent Company – basic	$1.03	$0.66	$(0.04)	$1.14	$2.65
Income (Loss) from Continuing Operations Attributable to Parent Company – diluted	1.01	0.65	(0.04)	1.13	2.63
Net Income (Loss) Attributable to Parent Company – basic	1.03	0.60	(0.14)	1.03	2.58
Net Income (Loss) Attributable to Parent Company – diluted	1.01	0.59	(0.14)	1.02	2.57
Cash Dividends	0.92	0.86	0.86	0.86	0.78
Book Value – year-end	9.34	9.10	9.30	10.13	10.24
Net Working Capital – year-end	1.01	1.04	1.33	1.00	2.33
Operating Results (Thousands of Dollars)
Net Sales	$1,833,450	$1,686,728	$1,623,327	$2,429,631	$2,506,669
Gross Profit as a % of Net Sales	34.9%	34.7%	34.7%	33.7%	35.7%
Interest Expense	$11,951	$11,903	$12,080	$16,865	$18,161
Income (Loss) from Continuing Operations	45,748	29,681	(1,598)	50,706	123,482
Income (Loss) from Continuing Operations as a % of Net Sales	2.5%	1.8%	(0.1)%	2.1%	4.9%
Discontinued Operations	$—	$(2,558)	$(4,661)	$(5,099)	$(3,522)
Net Income (Loss) Attributable to Parent Company	45,986	26,941	(6,442)	45,450	120,378
Net Income (Loss) Attributable to Parent Company as a % of Net Sales	2.5%	1.6%	(0.4)%	1.9%	4.8%
Cash Dividends	$41,250	$38,737	$38,667	$38,095	$36,408
% Return on Average Shareholders’ Equity	11.1%	6.5%	(1.5)%	10.0%	25.2%
Depreciation and Amortization	$46,287	$58,630	$74,867	$70,155	$68,173
Financial Position (Thousands of Dollars)
Current Assets	$434,040	$408,161	$360,271	$417,841	$489,072
Current Liabilities	388,910	361,351	300,142	373,625	384,461
Working Capital	45,130	46,810	60,129	44,216	104,611
Current Ratio	1.12	1.13	1.20	1.12	1.27
Total Assets	$1,054,258	$997,880	$994,326	$1,165,629	$1,206,976
% Return on Beginning Assets Employed	8.2%	5.8%	0.7%	7.7%	16.3%
Long-Term Debt and Capital Lease Obligations	$150,540	$150,111	$200,000	$267,343	$281,091
Shareholders’ Equity	419,057	407,985	419,284	448,833	458,908
Current Share Data
Number of Shares Outstanding at Year-End	44,855,207	44,840,701	45,093,379	44,324,409	44,834,519
Weighted-Average Shares Outstanding During Year – basic	44,803,248	44,993,934	44,888,809	44,309,765	46,684,774
Weighted-Average Shares Outstanding During Year – diluted	45,694,278	45,808,704	44,888,809	44,433,945	46,925,161
Number of Shareholders of Record at Year-End	7,259	7,866	8,257	8,274	7,625
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$27,795	$25,683	$16,017	$70,083	$58,568
Members (Employees) at Year-End	9,490(a)	8,470	8,748	12,241(a)	13,271(a)

(a)	Includes acquisitions completed during the fiscal year.

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

The Corporation achieved solid growth in 2011 as the economy continued to improve. Growth in the office furniture contract channel was strong, particularly in the first half of the year. Business spending increased as the economy improved and demand benefited from corporate investment in real estate strategies to reduce lease and occupancy costs. Growth in the supplies-driven channel of the office furniture segment was modest as employment and broader economic concerns weighed on small business confidence. Despite declining housing starts the Corporation's hearth products segment leveraged its leading market position to increase sales and drive significant profit improvement. The Corporation continued its disciplined approach to managing cost and made the decision to transition out of an office furniture distribution center and consolidate distribution and production into existing facilities in 2011. The Corporation also remained committed to long-term profitable growth across its core businesses and increased the amount of focused investments in selling, marketing and product initiatives. The Corporation completed the acquisition of Sagus International, Inc. a designer and manufacturer of educational furniture during the fourth quarter of 2011.

Net sales during 2011 were $1.8 billion, an increase of 8.7 percent, compared to net sales of $1.7 billion in 2010.  The sales increase was driven by increased volume in both the supplies-driven and contract channels of the office furniture segment as well as improvement in the remodel/retrofit channel of the hearth products segment.

Management is optimistic about the office furniture and hearth markets. The Corporation will continue to invest in selling, marketing and product initiatives and remain focused on improving operations and reducing cost.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP").  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board. Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2011 ended on December 31, 2011; 2010 ended on January 1, 2011; and 2009 ended on January 2, 2010.  The financial statements for fiscal years 2011, 2010 and 2009 are all on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

As of December 31, 2011, there was approximately $209 million in outstanding accounts receivable and $0 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $0 million at year-end 2010 and $0 million at year-end 2009.

Inventory valuation – Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out ("LIFO") method. The value of inventories on the LIFO basis represented about 67%, 77% and 82% of total inventories at December 31, 2011, January 1, 2011 and January 2, 2010, respectively. If the first-in, first-out ("FIFO") method had been in use, inventories would have been $25.9 million, $23.8 million and $23.4 million higher than reported at December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had seven reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation early adopted this guidance for the annual impairment evaluation for certain reporting units during the fourth quarter of 2011 where the fair value was well in excess of carrying value in the prior years analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not the fair values of the reporting units were greater than their carrying amount. Therefore no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture industry and recent and forecasted financial performance.

The Corporation prepared a fair value analysis for all other reporting units. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.0% to 10.5%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation computed the fair value of the two reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

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

As a result of the review performed in the fourth quarter of 2011, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded. The Corporation recorded $7 million of impairment charges in 2009. The reporting unit impacted was an office furniture manufacturing unit acquired in 2008.

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

The Corporation has one reporting unit in the office furniture segment where the fair value exceeds the carrying value by eleven percent. There is approximately $24 million of goodwill associated with this reporting unit. While management does not believe that impairment is probable, the performance of this business requires continued improvement in future periods to sustain its carrying value. Holding the other valuation assumptions constant, a downward shift in future operating profits of ten percent across all periods from projected levels would indicate the carrying value of the business is in excess of the fair value as of the measurement date. The amount of any future impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

Goodwill of approximately $271 million remains on the consolidated balance sheet as of the end of fiscal 2011.

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2011 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review, the Corporation determined the fair value of all trade names exceed their carrying value. In 2010 the Corporation recorded an impairment charge of $1.1 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. The Corporation recorded a $18 million impairment charge for certain office furniture trade names in 2009. A carrying value of all indefinite-lived trade names of approximately $41 million remains on the consolidated balance sheet at the end of fiscal 2011.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  During 2010, the Corporation committed to a plan to sell certain hearth product retail and distribution locations and classified the group of net assets as held for sale. The Corporation recorded an impairment charge of $4.9 million in 2010 to adjust the carrying value of the net assets to fair market value less cost to sell as of the reporting date. The Corporation also recorded an impairment charge of $2.0 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. Intangibles, net of amortization, of approximately $61 million are included on the consolidated balance sheet as of the end of fiscal 2011.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of the speed and magnitude of the economic recovery and its impact on future revenues, operating margins and cash flows.  Management’s projection for the

U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.  There are certain reporting units that have been recently acquired and therefore have a historical cost that is closer to the current fair value.  For all reporting units other then the one described above, the estimated fair value exceeds the carrying value by a large margin with the closest calculated margin at greater than 15 percent of the carrying value.  While the Corporation has recorded impairment charges connected to acquisitions in the office furniture segment over the past few years, management’s strategy with regards to these reporting units has not changed and the Corporation expects to receive additional value from these reporting units as the economy stabilizes.

Self-insured reserves – The Corporation is partially self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of December 31, 2011, those liabilities totaled $27 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $7.2 million in 2011, $6.6 million in 2010 and $3.8 million in 2009.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective January 1, 2012, and the Corporation does not expect the adoption to have a material impact on its financial statements.

In May 2011, the FASB amended accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U. S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance will be effective January 1, 2012 and the Corporation does not expect the adoption to have a material impact on its financial statements.

In September 2011, the FASB issued accounting guidance expanding the disclosures required for an employer's participation in all individual significant multiemployer pension plans. The Corporation adopted the new guidance beginning December 31, 2011. This guidance had no impact on the Corporation's financial statements.

In September 2011, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance will be effective January 1, 2012, with early adoption allowed. The Corporation chose to early adopt this guidance during the fourth quarter of fiscal 2011. This guidance had no impact on the Corporation's financial statements.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s Consolidated Statements of Income for the periods indicated.

Fiscal	2011	2010	2009
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.1	65.3	65.3
Gross profit	34.9	34.7	34.7
Selling and administrative expenses	30.2	30.7	31.6
Restructuring related charges	0.2	0.6	2.5
Operating income	4.4	3.4	0.5
Interest income (expense) net	(0.6)	(0.7)	(0.7)
Income (loss) from continuing operations before income taxes	3.8	2.8	(0.2)
Income taxes	1.3	1.0	(0.1)
Net income attributable to the noncontrolling interest	—	—	—
Income (loss) from continuing operations attributable to HNI Corporation	2.5%	1.7%	(0.1)%

Net Sales

Net sales during 2011 were $1.8 billion, an increase of 8.7 percent, compared to net sales of $1.7 billion in 2010.   Both the office furniture segment and the hearth products segment experienced increased volume and better price realization. Acquisitions contributed $8.2 million or 0.5 percentage points of sales in 2011. Net sales during 2010 were $1.7 billion, an increase of 3.9 percent, compared to net sales of $1.6 billion in 2009.  Increased volume in the office furniture segment was partially offset by lower price realization. The hearth products segment experienced better price realization partially offset by lower volume.

Gross Profit

Gross profit as a percent of net sales increased 0.2 percentage points in 2011 as compared to 2010 due to higher volume, better price realization and lower restructuring and transition costs offset partially by increased material costs.  Gross profit as a percent of net sales remained flat in 2010 as compared to 2009 due to higher volume, cost reduction initiatives and lower restructuring and transition costs offset by lower price realization, higher material costs and higher mix of lower margin products.

Selling and Administrative Expenses

Selling and administrative expenses increased 7.0 percent in 2011 and 0.9 percent in 2010.  The increase in 2011 was due to volume related expenses, higher fuel costs, increased distribution costs due to mix of customers, investments in selling and growth initiatives, higher incentive-based compensation and costs associated with a new acquisition. These were offset partially by cost control initiatives and lower amortization of intangibles. The increase in 2010 was due to volume related expenses, higher fuel costs, investments in selling and growth initiatives and higher incentive-based compensation.  These were offset partially by improved distribution efficiencies and cost control initiatives.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Restructuring and Impairment Charges

During 2011, the Corporation made the decision to transition out of its Lithia Springs, Georgia office furniture distribution center. The distribution center is operated by a third-party logistics provider. The Corporation is adding distribution capacity to its Cedartown, Georgia office furniture manufacturing facility and distribution center to make up for the loss of the Lithia Springs distribution center. To make room for the additional distribution capacity, the Corporation is consolidating some office furniture manufacturing production from the Cedartown facility into exisiting office furniture manufacturing facilities in Muscatine, Iowa.

In addition the Corporation made the decision to consolidate some office furniture manufacturing production from its Hickory, North Carolina facility into its Wayland, New York facility. In connection with the closure, consolidations and realignment, the Corporation recorded $2.0 million of pre-tax charges which included $0.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.8 million of severance and facility exist costs recorded as restructuring costs in 2011.

The Corporation made the decision to close certain hearth products retail and distribution locations during the first quarter of 2011. A pre-tax charge of $0.4 million was recorded for severance and facility exit costs.

During 2010, the Corporation made the decision to close an office furniture facility in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities. In connection with the closure of this facility, the Corporation recorded $4.2 million of pre-tax charges which included $2.3 million of accelerated depreciation of buildings, machinery and equipment recorded in cost of sales and $1.9 million of severance and facility exit costs recorded as restructuring costs in 2010. During 2011, the Corporation incurred $0.6 million of current period charges recorded as restructuring costs.

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. In connection with the closure of these facilities, the Corporation recorded $12.6 million of pre-tax charges which included $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales, and $9.9 million of severance and facility exit costs recorded as restructuring costs in 2009.  During 2010, the Corporation incurred $2.0 million of current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs. During 2011, the Corporation incurred $0.5 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs.

During 2010, the Corporation made the decision to close certain hearth products retail and distribution locations. A pre-tax charge of $0.2 million was recorded for severance and facility exit costs in 2010.

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

As part of the Corporation’s annual impairment review, management concluded, due to market and economic conditions, a portion of its goodwill and indefinite-lived intangibles had carrying values greater than their fair market value and recorded an impairment charge of $25.0 million in 2009.

Operating Income

Operating income increased $23.6 million to $81.5 million in 2011, compared to $57.9 million in 2010.  The increase was due to higher volume, better price realization and lower restructuring, transition and impairment charges. These were offset partially by higher input costs, investments in selling, marketing and product initiatives and higher incentive-based compensation. Operating income increased $49.3 million to $57.9 million in 2010, compared to $8.6 million in 2009. The increase was due to higher volume in all channels of the office furniture segment, cost control initiatives, improved distribution efficiencies and lower restructuring, transition and impairment charges.  These were offset partially by decreased price realization, higher input costs, investments in selling, marketing and product initiatives and higher incentive-based compensation.

Income (Loss) From Continuing Operations

Income from continuing operations in 2011, which excludes the Corporation's discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements) was $45.7 million compared to $29.7 million in 2010, a 54.1 percent increase. Income from continuing operations in 2010 was $29.7 million compared with a loss of $1.6 million in 2009.  Income from continuing operations per diluted share increased by 55.4 percent to $1.01 in 2011 compared to $0.65 in 2010 and $(0.04) in 2009.

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

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to parent company increased 70.7 percent to $46.0 million in 2011 compared to $26.9 million in 2010 and a loss of $6.4 million in 2009.  Net income per diluted share increased 71.2 percent to $1.01 in 2011 compared to $0.59 in 2010 and $(0.14) in 2009.

Office Furniture

Office furniture comprised 83 percent of consolidated net sales for 2011, 2010 and 2009.  Net sales for office furniture increased 8.8 percent in 2011 to $1.5 billion compared to $1.4 billion in 2010. Acquisitions contributed $8 million of additional sales. Organic sales increased $115 million or 8.2 percent including increased price realization of $21 million. The Corporation experienced growth in both the supplies-driven and contract channels as the economy continued to stabilize. Net sales for office furniture increased 4.5 percent in 2010 to $1.4 billion compared to $1.3 billion in 2009.  The increase of $60 million included increased volume of $73 million offset by lower price realization of $13 million. The Corporation experienced growth in both the supplies-driven and contract channels as the economy stabilized. BIFMA reported 2011 shipments up 13 percent from 2010 levels which were up 6 percent from 2009 levels.

Operating profit as a percent of net sales was 6.5 percent in 2011, 6.2 percent in 2010 and 3.9 percent in 2009.  The increase in operating margins in 2011 was due to higher volume, better price realization and lower restructuring costs. These were partially offset by higher input costs, higher mix of lower margin products and investments in strategic growth and selling initiatives. The increase in operating margins in 2010 was due to lower restructuring and impairment charges of $31 million compared to 2009 as well as higher volume, cost control initiatives and improved distribution efficiencies. These were partially offset by decreased price realization, higher input costs and investments in selling, marketing and growth initiatives.

Hearth Products

Hearth products sales increased $24 million or 8.4 percent in 2011 to $305 million compared to $282 million in 2010 including increased price realization of $8 million. This was due to an increase in the remodel/retrofit channel driven by alternative energy products offset partially by a decrease in the new construction channel. Hearth products sales increased 1.2 percent in 2010 to $282 million compared to $278 million in 2009.  This was due to an increase in the new construction channel offset partially by a decrease in the remodel-retrofit channel.

Operating profit as a percent of sales in 2011 was 4.8 percent compared to 1.0 percent in 2010 and an operating loss as a percent of sales of 5.3 percent in 2009.  The increase in operating margins in 2011 was due to lower restructuring and impairment charges of $5 million compared to 2010 as well as higher volume and better price realization. These were partially offset by higher input costs, investments in selling and marketing initiatives and higher incentive-based compensation. The increase in operating margins in 2010 was due to increased price realization, cost control initiatives and lower restructuring and transition costs offset partially by higher input costs.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2011 totaled $134.3 million compared to $94.4 million generated in 2010.  Changes in working capital balances resulted in a $12.9 million source of cash in 2011 compared to a $20.0 million use of cash in the prior year.

The source of cash related to working capital balances in 2011 was primarily driven from increased current liabilities of $35.4 million. The increase in current liabilities is comprised of a $29.5 million increase in trade accounts payable, a $10.3 million increase in other accruals, namely compensation and marketing expense accruals, offset by a $4.4 million decrease in tax-related accruals. These sources of cash were offset partially by a $6.9 million increase in trade receivables and higher inventory of $11.3 million due to increased sales during the fourth quarter.

The use of cash related to working capital balances in 2010 was primarily driven from higher trade receivables of $30.0 million and higher inventory of $4.4 million due to increased sales during the fourth quarter.  These uses of cash were offset partially by increased current liabilities of $14.9 million.  The increase in current liabilities is comprised of $9.2 million increase in trade accounts payable, a $5.1 million increase in other accruals, namely compensation expense accruals, and a $0.5 million increase in tax-related accruals.

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2011 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.3 percent, 2.8 percent and 3.8 percent at the end of fiscal years 2011, 2010 and 2009, respectively. The Corporation’s inventory turns were 16, 16 and 15, for 2011, 2010 and 2009, respectively.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $31.1 million in 2011, $26.7 million in 2010 and $17.6 million in 2009.  These expenditures have consistently focused on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives.  The Corporation anticipates capital expenditures for 2012 to total $50 to $55 million, primarily related to new products and operational process and system improvements.

In 2011, investing activities reflected a net cash outflow of $55 million related to the acquisition of Sagus. The addition of Sagus increased the Corporation's presence in the educational furniture market. Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information. Included in investing activities is a net cash outflow of $0.1 million and $0.5 million in 2010 and 2009, respectively, for a contingent purchase commitment related to the Harman Stove Company (“Harman”) acquisition in 2007.  The acquisition of Harman added to the hearth products segment alternative fuel business.

In 2011, the Corporation completed the sale of a facility located in Owensboro, Kentucky, a facility located in Salisbury, North Carolina and excess land located in Meadville, Pennsylvania. In 2010, the Corporation completed the sale of a facility located in Louisburg, North Carolina. In 2009, the Corporation completed the sale of a corporate airplane and a facility located in Lakeville, Minnesota.  The proceeds from these sales of $3 million, $1 million and $5 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2011, 2010 and 2009, respectively.

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

Cash Flow – Financing Activities

On September 28, 2011, the Corporation amended and restated its existing revolving credit facility dated June 11, 2010. The Corporation increased its borrowing capacity from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term to the earlier of (i) September 28, 2016 or (ii) a date 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), subject to certain exceptions. The

Corporation effectively decreased interest costs. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement. As of December 31, 2011, net borrowings under the revolving credit facility were at $30 million, all of which are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

Additional borrowing capacity of $220 million, less amounts used for designated letters of credit, is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect access to future capital to be a constraint on planned growth.  Long-term debt, including capital lease obligations, was 26% of total capitalization as of December 31, 2011, 27% as of January 1, 2011 and 32% as of January 2, 2010.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under the credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At December 31, 2011, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

In 2008, the Corporation entered into an interest rate swap agreement with one of its relationship banks, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  The fair value of the swap arrangement changes based on fluctuations in market interest rates.  Changes in fair value are recorded as a component of accumulated other comprehensive income in the equity section of the Corporation’s consolidated balance sheet.  This interest rate swap had the effect of increasing total interest expense by $0.9 million in 2011. The interest rate swap agreement matured on May 27, 2011.

During 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10.0 million, or an average price of $30.87. The Board authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of December 31, 2011 approximately $135.8 million of this authorized amount remained unspent.  During 2010, the Corporation repurchased 655,032 shares of its common stock at a cost of approximately $17.8 million, or an average price of $27.20. During 2009, the Corporation did not repurchase any shares of its common stock.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.92 per common share for 2011, $0.86 for 2010 and $0.86 for 2009.  The last quarterly dividend increase was from $0.215 to $0.23 per common share effective with the March 7, 2011 dividend payment for shareholders of record at the close of business on February 28, 2011.  The average dividend payout percentage for the most recent three-year period has been 180 percent of prior year earnings.

Cash, cash equivalents and short-term investments totaled $82.0 million at the end of 2011 compared to $109.7 million at the end of 2010 and $93.4 million at the end of 2009.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2011, $21.2 million of cash was held overseas and considered permanently reinvested. The Corporation does not believe asserting this cash as permanently reinvested will have any impact on its liquidity.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$216,295	$39,087	$16,729	$160,479	$—
Capital lease obligations	495	129	258	108	—
Operating lease obligations	79,109	21,140	26,080	16,867	15,022
Purchase obligations (2)	47,303	47,303	—	—	—
Other long-term obligations (3)	31,078	3,000	7,149	3,072	17,857
Total	$374,280	$110,659	$50,216	$180,526	$32,879

(1)	Interest has been included for all debt at either the fixed rate or variable rate in effect as of December 31, 2011, as applicable.

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

Looking Ahead

Management remains optimistic about the office furniture and hearth markets and the gradually improving economy. The Corporation expects to build on the momentum from 2011 to grow its businesses and increase profits in 2012.

The Corporation will focus on its core customers and core market segments, respond to customers’ needs and the demands of the market.  It will focus on continuing to reduce costs, improve operations and fiercely manage cash.  The Corporation plans to increase investments in new products, brand development and selling initiatives.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from our variable interest debt obligations.  For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.  The Corporation does not currently have any interest rate swap agreements in place. The Corporation does not currently have any significant foreign currency exposure.

The Corporation began using derivative instruments to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate the future price of diesel fuel, in April of 2010. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months. At December 31, 2011, the effect on the consolidated balance sheet was insignificant. The effect on the consolidated statement of income for the year ended December 31, 2011 was a reduction in operating expense of $1.1 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report and are incorporated herein by reference.

The Summary of Unaudited Quarterly Results of Operations follows the Notes to Consolidated Financial Statements filed as part of this report and are incorporated herein by reference.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of December 31, 2011, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15. Exhibits, Financial Statement Schedules of this report under the headings “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively and management's annual report is incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2011 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010	73

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits
An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 74.  The following exhibits are filed herewith:

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

HNI Corporation

Date:	February 24, 2012	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 24, 2012
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 24, 2012
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 24, 2012
Mary H. Bell

/s/ Miguel M. Calado	Director	February 24, 2012
Miguel M. Calado

/s/ Gary M. Christensen	Director	February 24, 2012
Gary M. Christensen

/s/ Cheryl A. Francis	Director	February 24, 2012
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 24, 2012
James R. Jenkins

/s/ Dennis J. Martin	Director	February 24, 2012
Dennis J. Martin

Signature	Title	Date

/s/ Larry B. Porcellato	Director	February 24, 2012
Larry B. Porcellato

/s/ Abbie J. Smith	Director	February 24, 2012
Abbie J. Smith

/s/ Brian E. Stern	Director	February 24, 2012
Brian E. Stern

/s/ Ronald V. Waters, III	Lead Director	February 24, 2012
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

On November 14, 2011, the Corporation completed the acquisition of Sagus as discussed in the Business Combination footnote to the Corporation's consolidated financial statements. Management excluded Sagus from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year. Sagus is a wholly-owned subsidiary, whose total assets and total revenues represent 6% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2011.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 31, 2011, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 31, 2011, January 1, 2011, and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control Over Financial Reporting, management has excluded Sagus from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Corporation in a purchase business combination during 2011. We have also excluded Sagus from our audit of internal control over financial reporting. Sagus is a wholly-owned subsidiary, whose total assets and total revenues represent 6% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2012

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except for per share data)
For the Years	2011	2010	2009
Net sales	$1,833,450	$1,686,728	$1,623,327
Cost of products sold	1,194,387	1,101,112	1,060,526
Gross profit	639,063	585,616	562,801
Selling and administrative expenses	554,315	518,257	513,776
Restructuring related and impairment charges	3,261	9,449	40,443
Operating income	81,487	57,910	8,582
Interest income	623	471	415
Interest expense	11,951	11,903	12,080
Income (loss) from continuing operations before income taxes	70,159	46,478	(3,083)
Income taxes	24,411	16,797	(1,485)
Income (loss) from continuing operations, less applicable income taxes	45,748	29,681	(1,598)
Discontinued operations, less applicable income taxes	—	(2,558)	(4,661)
Net income (loss)	45,748	27,123	(6,259)
Less: Net income (loss) attributable to the noncontrolling interest	(238)	182	183
Net income (loss) attributable to HNI Corporation	$45,986	$26,941	$(6,442)
Income (loss) from continuing operations attributable to HNI Corporation per common share – basic	$1.03	$0.66	$(0.04)
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$(0.06)	$(0.10)
Net income (loss) attributable to HNI Corporation per common share – basic	$1.03	$0.60	$(0.14)
Weighted average shares outstanding – basic	44,803,248	44,993,934	44,888,809
Income (loss) from continuing operations attributable to HNI Corporation per common share – diluted	$1.01	$0.65	$(0.04)
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$(0.06)	$(0.10)
Net income (loss) attributable to HNI Corporation per common share – diluted	$1.01	$0.59	$(0.14)
Weighted average shares outstanding - diluted	45,694,278	45,808,704	44,888,809
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2011	2010	2009
Assets
Current Assets
Cash and cash equivalents	$72,812	$99,096	$87,374
Short-term investments	9,157	10,567	5,994
Receivables, net	204,036	190,118	163,732
Inventories	101,873	68,956	65,144
Deferred income taxes	18,797	18,467	20,299
Prepaid expenses and other current assets	27,365	20,957	17,728
Total Current Assets	434,040	408,161	360,271
Property, Plant, and Equipment	229,727	231,781	260,102
Goodwill	270,761	260,634	261,114
Other Assets	119,730	97,304	112,839
Total Assets	$1,054,258	$997,880	$994,326
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$358,290	$311,066	$299,718
Note payable and current maturities of long-term debt and capital lease obligations	30,345	50,029	39
Current maturities of other long-term obligations	275	256	385
Total Current Liabilities	388,910	361,351	300,142
Long-Term Debt	150,200	150,000	200,000
Capital Lease Obligations	340	111	—
Other Long-Term Liabilities	52,716	47,437	50,332
Deferred Income Taxes	42,770	30,525	24,227
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,855	44,841	45,093
Authorized: 200,000
Issued and outstanding: 2011-44,855; 2010-44,841; 2009-45,093
Additional paid-in capital	24,277	18,011	19,695
Retained Earnings	348,210	343,474	355,270
Accumulated other comprehensive income	1,715	1,659	(774)
Total HNI Corporation shareholders’ equity	419,057	407,985	419,284
Noncontrolling interest	265	471	341
Total Equity	419,322	408,456	419,625
Total Liabilities and Equity	$1,054,258	$997,880	$994,326
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2009	$44,324	$6,037	$400,379	$(1,907)	$158	$448,991
Comprehensive income:
Net income (loss)			(6,442)		183	(6,259)
Other comprehensive income				1,133		1,133
Comprehensive income						(5,126)

Cash dividends; $0.86 per share			(38,667)			(38,667)
Common shares – treasury:
Shares purchased						—
Shares issued under Members’ Stock Purchase Plan and stock awards	769	13,658				14,427
Balance, January 2, 2010	$45,093	$19,695	$355,270	$(774)	$341	$419,625
Comprehensive income:
Net income			26,941		182	27,123
Other comprehensive income				2,433		2,433
Comprehensive income						29,556

Distributions to noncontrolling interest					(52)	(52)
Cash dividends; $0.86 per share			(38,737)			(38,737)
Common shares – treasury:
Shares purchased	(655)	(17,162)				(17,817)
Shares issued under Members’ Stock Purchase Plan and stock awards	403	15,478				15,881
Balance, January 1, 2011	$44,841	$18,011	$343,474	$1,659	$471	$408,456
Comprehensive income:
Net income (loss)			45,986		(238)	45,748
Other comprehensive income				56		56
Comprehensive income						45,804

Distributions to noncontrolling interest					(87)	(87)
Change in ownership for noncontrolling interest					119	119
Cash dividends; $0.92 per share			(41,250)			(41,250)
Common shares – treasury:
Shares purchased	(324)	(9,676)				(10,000)
Shares issued under Members’ Stock Purchase Plan and stock awards	338	15,942				16,280
Balance, December 31, 2011	$44,855	$24,277	$348,210	$1,715	$265	$419,322
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2011	2010	2009
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$45,748	$27,123	$(6,259)
Noncash items included in net income:
Depreciation and amortization	46,287	58,630	74,867
Other postretirement and post-employment benefits	1,660	1,691	1,849
Stock-based compensation	7,171	6,601	3,830
Excess tax benefits from stock compensation	(99)	(25)	(8)
Deferred income taxes	12,400	7,196	(5,844)
Net loss on sales, retirements and impairments of long-lived assets and intangibles	273	8,951	26,025
Stock issued to retirement plan	4,906	5,400	6,565
Other – net	849	2,025	2,338
Changes in working capital, excluding acquisition and disposition:
Receivables	(6,924)	(30,027)	74,593
Inventories	(11,279)	(4,391)	19,146
Prepaid expenses and other current assets	(4,352)	(527)	9,317
Accounts payable and accrued expenses	39,856	14,412	(14,313)
Income taxes	(4,444)	529	8,514
Increase (decrease) in other liabilities	2,226	(3,204)	(7,415)
Net cash flows from (to) operating activities	134,278	94,384	193,205
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(27,795)	(25,683)	(16,017)
Proceeds from sale of property, plant and equipment	3,255	2,289	6,733
Capitalized software	(3,348)	(1,039)	(1,537)
Acquisition spending, net of cash acquired	(54,990)	(149)	(500)
Purchase of long-term investments	(15,555)	(15,040)	(9,710)
Sales or maturities of long-term investments	6,480	10,624	33,872
Other – net	412	3,945	440
Net cash flows from (to) investing activities	(91,541)	(25,053)	13,281
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(10,000)	(17,817)	—
Proceeds from long-term debt	5,455	50,157	97,000
Payments of note and long-term debt and other financing	(26,523)	(54,241)	(219,884)
Proceeds from sale of HNI Corporation common stock	3,198	3,004	2,893
Excess tax benefits from stock compensation	99	25	8
Dividends paid	(41,250)	(38,737)	(38,667)
Net cash flows from (to) financing activities	(69,021)	(57,609)	(158,650)
Net increase (decrease) in cash and cash equivalents	(26,284)	11,722	47,836
Cash and cash equivalents at beginning of year	99,096	87,374	39,538
Cash and cash equivalents at end of year	$72,812	$99,096	$87,374
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$11,968	$12,062	$12,316
Income taxes	$14,099	$7,079	$(4,528)
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers and national office product distributors and directly to end-user customers and federal and state governments. Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2011 ended on December 31, 2011; 2010 ended on January 1, 2011; and 2009 ended on January 2, 2010.  The financial statements for fiscal years 2011, 2010 and 2009 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

At December 31, 2011, January 1, 2011 and January 2, 2010, cash, cash equivalents and investments consisted of the following:

Year-End 2011 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$257	$—
Available-for-sale securities
Debt securities	—	8,900	10,714
Cash and money market accounts	72,812	—	—
Total	$72,812	$9,157	$10,714

Year-End 2010 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$255	$—
Available-for-sale securities
Debt securities	—	9,607	—
Investment in target fund	—	705	—
Cash and money market accounts	99,096	—	—
Total	$99,096	$10,567	$—

Year-End 2009 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$250	$—
Investment in target fund	—	5,744	—
Cash and money market accounts	87,374	—	—
Total	$87,374	$5,994	$—

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $4.8 million, $5.5 million and $6.4 million, for 2011, 2010 and 2009, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 67%, 77% and 82% of its inventory by the LIFO method at December 31, 2011, January 1, 2011 and January 2, 2010, respectively.  During 2010 and 2009, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $1.5 million and $2.4 million in 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation early adopted this guidance for certain reporting units for the annual impairment evaluation during the fourth quarter of 2011 where the fair value was well in excess of carrying value in the prior year analysis. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture industry and recent and forecasted financial performance. The Corporation performed the two-step goodwill impairment test for all other reporting units and used various valuation techniques with the primary technique being a discounted cash flow method. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $61 million are included in other assets on the consolidated balance sheet as of the end of fiscal 2011.

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

(In thousands)	2011	2010	2009
Balance at the beginning of the period	$12,930	$12,684	$13,948
Accrual assumed from acquisition	222	—	—
Accruals for warranties issued during the period	14,337	15,747	13,111
Accrual related to pre-existing warranties	(100)	1,223	(357)
Settlements made during the period	(14,479)	(16,724)	(14,018)
Balance at the end of the period	$12,910	$12,930	$12,684

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $23.1 million in 2011, $21.8 million in 2010 and $21.1 million in 2009 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  Amounts recorded were $112.3 million in 2011, $97.8 million in 2010 and $96.6 million in 2009.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $23.6 million of accumulated earnings considered permanently reinvested in China and Hong Kong as of December 31, 2011.  See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under stock options, restricted stock units and common stock equivalents under the Corporation's deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2011	2010	2009
Numerators:
Numerators for both basic and diluted EPS net income (loss) attributable to parent company	$45,986	$26,941	$(6,442)
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,803	44,994	44,889
Potentially dilutive shares from stock option plans	891	815	—
Denominator for diluted EPS	45,694	45,809	44,889
Earnings per share – basic	$1.03	$0.60	$(0.14)
Earnings per share – diluted	$1.01	$0.59	$(0.14)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2011 and 2010, because inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion for 2011 was 1,969,085 and for 2010 was 1,439,911.

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

Self-Insurance
The Corporation is partially self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of December 31, 2011, these liabilities totaled $27.3 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Reclassifications
Prior periods Statements of Income have been reclassified for discontinued operations.  Certain reclassifications have been made within the footnotes to conform to the current year presentation.

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

In September 2011, the FASB issued accounting guidance expanding the disclosures required for an employer's participation in all individual significant multiemployer pension plans. The Corporation adopted the new guidance beginning December 31, 2011. This guidance had no impact on the Corporation's financial statements.

In September 2011, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance will be effective January 1, 2012, with early adoption allowed. The Corporation chose to early adopt this guidance during the fourth quarter of fiscal 2011. This guidance had no impact on the Corporation's financial statements.

Restructuring Related and Impairment Charges
During 2011, the Corporation made the decision to transition out of its Lithia Springs, Georgia office furniture distribution center. The distribution center is operated by a third-party logistics provider. The Corporation is adding distribution capacity to its Cedartown, Georgia office furniture manufacturing facility and distribution center to make up for the loss of the Lithia Springs distribution center. To make room for the additional distribution capacity, the Corporation is consolidating some office furniture manufacturing production from the Cedartown facility into existing office furniture manufacturing facilities in Muscatine, Iowa. In addition the Corporation made the decision to consolidate some office furniture manufacturing production from its Hickory, North Carolina facility into its Wayland, New York facility. In connection with the closure, consolidations and realignment, the Corporation recorded $0.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.8 million of severance and facility exit costs recorded as restructuring costs in 2011.

The Corporation made the decision to close certain hearth products retail and distribution locations during the first quarter of 2011. A pre-tax charge of $0.4 million was recorded for severance and facility exit costs.

During 2010, the Corporation made the decision to close an office furniture facility in Salisbury, North Carolina and consolidate production into existing office furniture manufacturing facilities. In connection with the closure of this facility, the Corporation recorded $2.3 million of accelerated depreciation of buildings, machinery and equipment recorded in cost of sales and $1.9 million of severance and facility exit costs recorded as restructuring costs in 2010. During 2011, the Corporation incurred $0.6 million of current period charges recorded as restructuring costs.

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina; and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. In connection with the closure of these facilities, the Corporation recorded $2.7 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $9.9 million of severance and facility exit costs recorded as restructuring costs in 2009.  During 2010, the Corporation recorded current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs. During 2011, the Corporation incurred $0.5 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs.

During 2010, the Corporation made the decision to close certain hearth products retail and distribution. A pre-tax charge of $0.2 million was recorded for severance and facility exit costs in 2010.

During 2010, the Corporation completed the consolidation of significant production from its hearth products Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation completed the closure of hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transfered operations to its Mount Pleasant facility.  The Corporation’s hearth products segment disposed and consolidated several retail and distribution locations during 2009.  In connection with these activities, the Corporation recorded $1.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $5.5 million of severance and facility exit costs recorded as restructuring costs in 2009. The severance and facility exit costs included accelerated depreciation of $1.4 million and write-off of goodwill of $0.6 million, which were non-cash transactions. During 2010, the Corporation incurred $0.1 million of current period charges recorded as restructuring costs.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2009.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at January 3, 2009	$155	$224	$379
Restructuring charges	8,168	5,166	13,334
Cash payments	(3,934)	(3,821)	(7,755)
Restructuring reserve at January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,768	2,134	3,902
Cash payments	(3,768)	(3,460)	(7,228)
Restructuring reserve At January 1, 2011	$2,389	$243	$2,632
Restructuring charges	636	2,625	3,261
Cash Payments	(1,957)	(2,837)	(4,794)
Restructuring reserve At December 31, 2011	$1,068	$31	$1,099

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

The Corporation recorded $25.0 million of goodwill and trade name impairment charges in 2009, included in the “Restructuring Related and Impairment Charges” line item on the Consolidated Statements of Income, as a result of its annual impairment testing.  See Goodwill and Other Intangible Assets footnote for more information.

Business Combinations
The Corporation completed the acquisition of Sagus International, Inc, a privately held designer and manufacturer of educational furniture on November 14, 2011 for a purchase price of approximately $56 million in an all cash transaction.  Sagus operates primarily in North America, where it is the second largest educational furniture manufacturer. The Corporation will finalize the allocation of the purchase price during 2012 based on final purchase price adjustments. Any modification is not expected to be significant.  There were approximately $14.9 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from eight to ten years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There was approximately $10.1 million of goodwill associated with this acquisition assigned to the office furniture segment.  The goodwill is deductible for income tax purposes.

The results of the acquired entity have been included in the Consolidated Financial Statements since the date of acquisition.

Discontinued Operations
The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010. Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

(in thousands)	2011	2010	2009
Discontinued Operations:
Operating profit (loss) before tax	$—	$(794)	$(4,590)
Income tax provision (benefit)	—	(315)	71
Net profit (loss) from discontinued operations	—	(479)	(4,661)
Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	—	(3,674)	—
Income tax provision (benefit)	—	(1,595)	—
Net impairment loss on discontinued operations	—	(2,079)	—
Loss from discontinued operations, net of income tax	$—	$(2,558)	$(4,661)

Inventories
(In thousands)	2011	2010	2009
Finished products	$65,136	$43,389	$48,198
Materials and work in process	62,638	49,404	40,322
LIFO reserve	(25,901)	(23,837)	(23,376)
	$101,873	$68,956	$65,144

Property, Plant, and Equipment
(In thousands)	2011	2010	2009
Land and land improvements	$23,197	$21,554	$21,815
Buildings	264,081	257,819	267,596
Machinery and equipment	468,926	474,911	490,287
Construction and equipment installation in progress	11,911	10,221	8,377
	768,115	764,505	788,075
Less: accumulated depreciation	538,388	532,724	527,973
	$229,727	$231,781	$260,102

Goodwill and Other Intangible Assets
During 2011, the Corporation acquired net assets with related goodwill of $10.1 million as part of the purchase of Sagus. See Business Combinations footnote for details of the acquisition.

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had seven reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation early adopted this guidance for the annual impairment evaluation for certain reporting units during the fourth quarter of 2011 where the fair value was well in excess of carrying value in the prior year analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not that the fair values of the reporting units were greater than their carrying amount. Therefore no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture industry and recent and forecasted financial performance.

For all other reporting units the Corporation performed a two-step goodwill impairment test. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.0% to 10.5%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation also computed the fair value of the two reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

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

As a result of the review performed in the fourth quarter of 2011, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded.  The Corporation recorded $7 million of impairment charges in 2009. The reporting unit impacted was an office furniture manufacturing unit acquired in 2008.

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

The Corporation has one reporting unit where the fair value exceeds the carrying value by eleven percent. There is approximately $24 million of goodwill associated with this reporting unit.

The Corporation also owns trade names having a net value of $41.0 million as of December 31, 2011, $41.0 million as of January 1, 2011, and $42.1 million as of January 2, 2010.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2011 assessment of indefinite-lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review the Corporation determined the fair value of all trade names exceed their carrying value. The Corporation recorded an impairment charge of $1.1 million in 2010 due to the sale of a non-core business in the office furniture segment which was included in discontinued operations on the Consolidated Statements of Income. The Corporation recorded a $18 million impairment charge for certain office furniture trade names in 2009.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2011	2010	2009
Patents	$18,905	$18,605	$19,325
Customer lists and other	102,825	107,964	115,451
Less: accumulated amortization	61,214	70,139	68,004
Less: impairments	—	4,879	—
Net intangible assets	$60,516	$51,551	$66,772

The Corporation made the decision to sell certain hearth products retail and distribution locations during the fourth quarter of 2010. The assets to be sold were moved to held for sale, and the Corporation recorded an impairment charge of $4.9 million to adjust the carrying value of customer lists to fair market value. The Corporation also recorded an impairment charge of $2 million due to the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income.

Amortization expense for definite-lived intangibles for 2011, 2010 and 2009, was $5.9 million, $8.4 million and $12.1 million, respectively and was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2012	2013	2014	2015	2016
Amortization expense	$5.9	$5.5	$4.9	$4.6	$4.4

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since January 3, 2009, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2009
Goodwill	$123,948	$167,053	$291,001
Accumulated impairment losses	(22,609)	—	(22,609)
	101,339	167,053	268,392
Goodwill acquired during the year	—	—	—
Impairment losses	(6,750)	—	(6,750)
Goodwill related to the sale of business units	—	(1,028)	(1,028)
Final purchase price allocations/contingent payments from prior year acquisitions	—	500	500
Balance as of January 2, 2010
Goodwill	123,948	166,525	290,473
Accumulated impairment losses	(29,359)	—	(29,359)
	94,589	166,525	261,114
Goodwill acquired during the year	—	—	—
Impairment losses	—	(143)	(143)
Goodwill related to the sale of business units	—	(486)	(486)
Final purchase price allocations/contingent payments from prior year acquisitions	—	149	149
Balance as of January 1, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	94,589	166,045	260,634
Goodwill acquired during the year	10,127	—	10,127
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	—	—	—
Balance as of December 31, 2011
Goodwill	134,075	166,188	300,263
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$104,716	$166,045	$270,761

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decrease in goodwill in the office furniture segment in 2009 was due to impairment charges described above.  The impairment loss recorded in the hearth products segment in 2010 relates to adjusting the carrying value of a business unit held for sale as of the end of 2010 and sold in 2011 to fair market value. The remaining decreases in the hearth products segment relate to the sale of a few small service and distribution locations and final purchase price allocations for previous acquisitions.

Accounts Payable and Accrued Expenses
(In thousands)	2011	2010	2009
Trade accounts payable	$159,292	$123,601	$114,448
Compensation	36,067	31,299	24,978
Profit sharing and retirement expense	19,284	18,971	19,668
Marketing expenses	30,653	27,685	26,391
Freight	13,816	13,757	15,972
Other accrued expenses	99,178	95,753	98,261
	$358,290	$311,066	$299,718

Long-Term Debt
(In thousands)	2011	2010	2009
Note payable to bank, revolving credit facility with interest at a variable rate (2011-1.80%;2010-2.77%; 2009-0.54%)	$30,000	$50,000	$50,000
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Other notes and amounts	437	—	—
Total debt	180,437	200,000	200,000
Less: current portion	30,237	50,000	—
Long-term debt	$150,200	$150,000	$200,000

Aggregate maturities of long-term debt are as follows:
(In thousands)
2012	$30,237
2013	55
2014	55
2015	55
2016	150,035
Thereafter	$—

On September 28, 2011, the Corporation, certain subsidiaries of the Corporation, certain lenders and Wells Fargo Bank, National Association, as administrative agent, entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the Corporation's existing revolving credit facility dated June 11, 2010.

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

Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the Credit Agreement.  As of December 31, 2011, $30 million was outstanding under the revolving credit facility, all of which was classified as short-term.

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

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been and currently is in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2011 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated to be $160 million, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2011	2010	2009
Current:
Federal	$8,931	$5,530	$5,400
State	1,929	2,176	(278)
Foreign	1,719	569	780
Current provision	12,579	8,275	5,902
Deferred:
Federal	10,829	7,027	(5,065)
State	1,307	(331)	(2,673)
Foreign	(304)	(84)	422
Deferred provision	11,832	6,612	(7,316)
	$24,411	$14,887	$(1,414)

The differences between the actual tax expense (benefit) and tax expense (benefit) computed at the statutory U.S. Federal tax rate are explained as follows:

	2011	2010	2009
Federal statutory tax expense (benefit)	$24,639	$14,640	$(2,750)
State taxes, net of federal tax effect	2,096	1,199	(1,919)
Credit for increasing research activities	(942)	(839)	(1,100)
Deduction related to domestic production activities	(1,005)	(874)	(316)
Foreign income tax	1,415	485	1,202
Excludable foreign income	(2,044)	(1,151)	(670)
True-up of deferred tax items	—	—	2,137
Basis in subsidiary	—	—	4,378
Valuation allowance	2	1,149	(3,073)
Uncertain tax positions	654	558	636
Other tax credits	(203)	—	(213)
Other – net	(201)	(280)	274
Total income tax expense (benefit)	$24,411	$14,887	$(1,414)

The Corporation recorded additional deferred tax assets in 2008 for the tax basis in the stock of a subsidiary in excess of the net tax basis of the subsidiary’s assets and liabilities.  As a result of management's change in intent of potential disposition of this subsidiary, the deferred tax assets and related valuation allowance were reduced in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2011	2010	2009
Net long-term deferred tax liabilities:
Tax over book depreciation	$(6,300)	$(450)	$1,334
Compensation	4,367	4,324	3,221
Stock-based compensation	5,582	4,086	2,775
Goodwill	(56,878)	(47,186)	(40,314)
Accrued post-retirement benefit obligations	5,749	5,459	5,214
Valuation allowance	(950)	(1,014)	—
Other – net	5,660	4,256	3,543
Total net long-term deferred tax liabilities	(42,770)	(30,525)	(24,227)
Net current deferred tax assets:
Allowance for doubtful accounts	1,691	1,987	2,337
Vacation accrual	3,078	2,938	4,029
Inventory differences	3,676	3,730	3,845
Deferred income	(3,933)	(3,040)	(2,798)
Warranty accruals	4,748	4,861	4,742
Valuation allowance	(666)	(616)	—
Other – net	10,203	8,607	8,144
Total net current deferred tax assets	18,797	18,467	20,299
Net deferred tax (liabilities) assets	$(23,973)	$(12,058)	$(3,928)

At December 31, 2011, the Corporation has approximately $34.4 million of U.S. state tax net operating losses and $3.1 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2011	2010	2009
Unrecognized tax benefits, beginning of period	$3,193	$3,446	$3,646
Increases (decreases) in positions taken in a prior period	492	78	(71)
Decreases in positions taken in a prior period	(16)	(73)	(500)
Increases in positions taken in a current period	670	571	651
Decrease due to settlements		—	(204)
Decrease due to lapse of statute of limitations	(1,241)	(829)	(76)
Unrecognized tax benefits, end of period	$3,098	$3,193	$3,446

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $3.0 million at December 31, 2011, $2.9 million at January 1, 2011 and $3.2 million at January 2, 2010.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $0.1 million.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.3 million,  $0.4 million and $0.4 million as of December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved.  The years 2008 through 2011 remain open for examination by the IRS.  The years 2006 through 2011 are currently under examination or remain open to examination by several states.

As of December 31, 2011, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

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

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carriers charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation entered into variable to fixed rate commodity swap agreements beginning in April 2010 with two financial counterparties to manage fluctuations in fuel costs.  The Corporation will hedge approximately 50% of its diesel fuel requirements for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of December 31, 2011, $0.1 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	2011	2010	2009
Interest rate swap	Accounts payable and accrued expenses	$—	$(907)	$(1,922)
Interest rate swap	Other long-term liabilities	—	—	(626)
Diesel fuel swap	Prepaid expenses and other current assets	165	277	—
Diesel fuel swap	Accounts payable and accrued expenses	(256)	—	—
		$(91)	$(630)	$(2,548)

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended December 31, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(10)	Interest expense	$(898)	None	$—
Diesel fuel swap	(927)	Selling and administrative expense	1,112	Selling and administrative expense	—
Total	$(937)		$214		$—

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

Assets measured at fair value for the year ended December 31, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instrument	$(91)	$—	$(91)	$—

Assets measured at fair value for the year ended January 1, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364	$—	$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

Assets measured at fair value for the Corporation’s fiscal year ended January 2, 2010 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$5,744	$—	$5,744	$—
Derivative financial instrument	$(2,548)	$—	$(2,548)	$—

Shareholders’ Equity

	2011	2010	2009
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,855,207	44,840,701	45,093,379
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Corporation purchased 323,965; 655,032; and 0 shares of its common stock during 2011, 2010 and 2009, respectively.  The par value method of accounting is used for common stock repurchases.  The excess of the cost of shares acquired over their par value is allocated to Additional Paid-In Capital with the excess charged to Retained Earnings on the Corporation’s Consolidated Balance Sheet.

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

(in thousands)	2011	2010	2009
Net income (loss)	$45,748	$27,123	$(6,259)
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	796	889	(94)
Change in unrealized gains (losses) on marketable securities	191	(48)	134
Change in pension and postretirement liability	(1,270)	397	745
Change in derivative financial instruments	339	1,195	348
Comprehensive income (loss)	45,804	29,556	(5,126)
Comprehensive income attributable to noncontrolling interest	(238)	182	183
Comprehensive income (loss) attributable to HNI Corporation	$46,042	$29,374	$(5,309)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 3, 2009	$3,620	$(134)	$(3,455)	$(1,938)	$(1,907)
Change during year	(94)	134	745	348	1,133
Balance at January 2, 2010	3,526	—	(2,710)	(1,590)	(774)
Change during year	889	(48)	397	1,195	2,433
Balance at January 1, 2011	4,415	(48)	(2,313)	(395)	1,659
Change during year	796	191	(1,270)	339	56
Balance at December 31, 2011	$5,211	$143	$(3,583)	$(56)	$1,715

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2011, 2010, and 2009, 32,487; 27,510; and 39,914 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2011	2010	2009
Common shares	0.92	0.86	0.86

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2011, 104,379 shares of common stock were issued under the Purchase Plan at an average price of $17.39.  During 2010, 94,925 shares of common stock were issued under the plan at an average price of $19.52.  During 2009, 147,723 shares of common stock were issued under the Purchase Plan at an average price of $13.77.  An additional 724,092 shares were available for issuance under the Purchase Plan at December 31, 2011.

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

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 31, 2011, there were approximately 1.9 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has the shareholder approved Purchase Plan.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the applicable purchase date.  During 2011, 104,379 shares of the Corporation’s common stock were issued under the Purchase Plan at an average price of $17.39.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described above was $7.2 million, $6.6 million and $3.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.5 million, $2.3 million and $1.3 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The stock compensation expense for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Dec. 31, 2011	Year Ended Jan. 1, 2011	Year Ended Jan. 2, 2010
Expected term	6 years	6 years	7 years
Expected volatility:
Range used	45.22%	42.54%	33.83%
Weighted-average	45.22%	42.54%	33.83%
Expected dividend yield:
Range used	2.88%-3.42%	3.58%	4.00%
Weighted-average	2.90%	3.58%	4.00%
Risk-free interest rate:
Range used	1.99%-3.70%	4.02%	3.04%

Expected volatilities are based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a simple-average calculation method based on monthly frequency points for the prior seven years.  The Corporation normally uses the current dividend yield as there are no plans to substantially increase or decrease its dividends.  For options issued in February 2009, the Corporation used the average dividend yield over the prior two years due to the large drop in the market price at the date of grant resulting in an unsustainable dividend yield.  The Corporation uses historical exercise experience to determine the expected term.  The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2008.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 3, 2009	1,465,059	$35.17
Granted	497,734	10.36
Exercised	(41,750)	18.31
Forfeited or Expired	(65,409)	31.22
Outstanding at January 2, 2010	1,855,634	$29.03
Granted	776,159	23.99
Exercised	(53,216)	19.87
Forfeited or Expired	(13,778)	37.20
Outstanding at January 1, 2011	2,564,799	$27.65
Granted	499,735	31.82
Exercised	(34,000)	26.45
Forfeited or Expired	(33,783)	30.84
Outstanding at December 31, 2011	2,996,751	$28.33
A summary of the Corporation’s nonvested shares as of December 31, 2011 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,861,515	$6.69
Granted	499,735	11.58
Vested	(137,207)	15.67
Forfeited	(22,533)	5.95
Nonvested at December 31, 2011	2,201,510	$7.27

At December 31, 2011, there was $6.5 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.4 years.  Information about stock options vested or expected to vest and are exercisable at December 31, 2011, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	2,792,824	$28.72	2.9	$—
Exercisable	795,241	$41.00	3.8	—

The weighted-average grant-date fair value of options granted was $11.58, $7.84 and $2.53, for 2011, 2010 and  2009, respectively.  Other information for the last three years is as follows:

(In thousands)	Dec. 31, 2011	Jan. 1, 2011	Jan. 2, 2010
Total fair value of shares vested	$2,150	$2,083	$1,911
Total intrinsic value of options exercised	178	526	312
Cash received from exercise of stock options	232	681	307
Tax benefit realized from exercise of stock options	63	180	109
In 2011, 2010 and 2009, the Corporation issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2009	—
Granted	698,641	$7.87
Vested	—	—
Forfeited	(17,685)	7.84
Outstanding at January 2, 2010	680,956	$7.87
Granted	153,799	21.50
Vested	(13,384)	24.05
Forfeited	(18,574)	12.32
Outstanding at January 1, 2011	802,797	$10.37
Granted	14,000	24.37
Vested	(16,048)	7.84
Forfeited	(13,944)	13.94
Outstanding at December 31, 2011	786,805	$10.61

At December 31, 2011, there was $1.8 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 0.7 year.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $19.6 million, $19.1 million, and $20.3 million, in 2011, 2010, and 2009, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $4.9 million, $4.9 million, and $5.5 million in 2011, 2010, and 2009.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly members at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $196,000, $228,000 and $291,000, in 2011, 2010 and 2009, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

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

(In thousands)	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$15,411	$15,254	$14,864
Service cost	364	362	391
Interest cost	804	839	959
Benefits paid	(909)	(1,023)	(823)
Actuarial (gain)/loss	1,202	(21)	(137)
Benefit obligation at end of year	$16,872	$15,411	$15,254
Change in plan assets
Fair value at beginning of year	$—	$—	$—
Actual return on assets	—	—	—
Employer contribution	909	1,023	823
Transferred out	—	—	—
Benefits paid	(909)	(1,023)	(823)
Fair value at end of year	$—	$—	$—
Funded Status of Plan	$(16,872)	$(15,411)	$(15,254)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$988	$1,032	$1,067
Noncurrent liabilities	$15,884	$14,379	$14,187
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$(506)	$(1,724)	$(1,720)
Transition (asset)/obligation	624	1,131	1,639
Prior service cost	—	—	—
	$118	$(593)	$(81)
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$(593)	$(81)	$555
Actuarial (gain)/loss	1,202	(21)	(137)
Amortization of actuarial gain or loss	17	17	9
Amortization of transition amount	(508)	(508)	(508)
Amortization of prior service cost	—	—	—
Amount disclosed at end of year	$118	$(593)	$(81)

Estimated Future Benefit Payments (In thousands)
Fiscal 2012	988
Fiscal 2013	975
Fiscal 2014	974
Fiscal 2015	981
Fiscal 2016	999
Fiscal 2017 – 2021	5,400
Expected Contributions During Fiscal 2012
Total	$988

The discount rates at fiscal year-end 2011, 2010 and 2009, were 4.4%, 5.4% and 5.7%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2012
Service cost	$450
Interest cost	721
Amortization of net (gain)/loss	—
Amortization of unrecognized transition (asset)/obligation	507
Net periodic postretirement benefit cost/(income)	$1,678

A discount rate of 4.4% was used to determine net periodic benefit cost for 2012.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2011 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2012	$129	$21,140
2013	129	14,560
2014	129	11,520
2015	108	9,458
2016	—	7,409
Thereafter	—	15,022
Total minimum lease payments	495	$79,109
Less: amount representing interest	47
Present value of net minimum lease payments, including current maturities of $109	$448

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2011	2010	2009
Buildings	$—	$—	$—
Machinery and equipment	—	10	438
Office equipment	570	156	—
	570	166	438
Less: allowances for depreciation	118	18	148
	$452	$148	$290

Rent expense for the years 2011, 2010 and 2009, amounted to approximately $29.1 million, $36.7 million and $39.4 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2011, 2010, and 2009.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $15 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2011, 2010, and 2009, is as follows for continuing operations:

(In thousands)	2011	2010	2009
Net sales:
Office furniture	$1,528,050	$1,404,923	$1,344,832
Hearth products	305,400	281,805	278,495
	$1,833,450	$1,686,728	$1,623,327
Operating profit:
Office furniture (a)	$99,626	$87,559	$52,542
Hearth products (b)	14,752	2,915	(14,744)
Total operating profit	114,378	90,474	37,798
Unallocated corporate expenses	(44,219)	(43,996)	(40,881)
Income (loss) before income taxes	$70,159	$46,478	$(3,083)
Depreciation and amortization expense:
Office furniture	$36,109	$44,717	$52,137
Hearth products	7,574	11,474	19,041
General corporate	2,604	2,439	3,689
	$46,287	$58,630	$74,867
Capital expenditures:
Office furniture	$24,061	$20,928	$13,482
Hearth products	2,179	2,423	3,484
General corporate	4,903	3,371	588
	$31,143	$26,722	$17,554
Identifiable assets:
Office furniture	$671,334	$588,540	$579,187
Hearth products	259,142	267,125	291,518
General corporate	123,782	142,215	123,621
	$1,054,258	$997,880	$994,326

(a)
Included in operating profit for the office furniture segment are pretax charges of $2.8 million, $4.1 million and $34.9 million, for closing of facilities and impairment charges in 2011, 2010 and 2009, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $0.4 million, $5.4 million and $5.5 million for closing facilities in 2011, 2010 and 2009, respectively.

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

Year-End 2011: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$396,151	$432,810	$504,220	$500,269
Cost of products sold	261,427	285,880	324,825	322,255
Gross profit	134,724	146,930	179,395	178,014
Selling and administrative expenses	132,413	136,197	138,671	147,034
Restructuring related charges (income)	1,390	463	277	1,131
Operating income (loss)	921	10,270	40,447	29,849
Interest income (expense) – net	(3,456)	(2,923)	(2,345)	(2,604)
Income (loss) from continuing operations before income taxes	(2,535)	7,347	38,102	27,245
Income taxes	(738)	2,744	13,186	9,219
Income (loss) from continuing operations, less applicable income taxes	(1,797)	4,603	24,916	18,026
Discontinued operations, less applicable taxes	—	—	—	—
Net income (loss)	(1,797)	4,603	24,916	18,026
Less: net income attributable to the noncontrolling interest	(42)	(54)	(31)	(111)
Net income (loss) attributable to HNI Corporation	$(1,755)	$4,657	$24,947	$18,137
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.04)	$0.10	$0.56	$0.40
Discontinued operations attributable to HNI Corporation – basic	$—	$—	$—	$—
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.04)	$0.10	$0.56	$0.40
Weighted-average common shares outstanding – basic	45,166	45,193	44,801	44,828
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.04)	$0.10	$0.55	$0.40
Discontinued operations attributable to HNI Corporation – diluted	$—	$—	$—	$—
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.04)	$0.10	$0.55	$0.40
Weighted-average common shares outstanding – diluted	45,166	46,012	45,601	45,759
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.0	33.9	35.6	35.6
Selling and administrative expenses	33.4	31.5	27.5	29.4
Restructuring related charges	0.4	0.1	0.1	0.2
Operating income (loss)	0.2	2.4	8.0	6.0
Income taxes	(0.2)	0.6	2.6	1.8
Income (loss) from continuing operations	(0.5)	1.1	4.9	3.6
Discontinued operations, less applicable taxes	—	—	—	—
Net income (loss) attributable to HNI Corporation	(0.4)	1.1	4.9	3.6

Year-End 2010: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$363,506	$398,222	$458,853	$466,147
Cost of products sold	244,326	256,905	297,635	302,246
Gross profit	119,180	141,317	161,218	163,901
Selling and administrative expenses	122,800	128,032	130,514	136,911
Restructuring related charges	1,834	1,238	(251)	6,628
Operating income (loss)	(5,454)	12,047	30,955	20,362
Interest income (expense) – net	(2,635)	(2,962)	(2,677)	(3,158)
Income (loss) from continuing operations before income taxes	(8,089)	9,085	28,278	17,204
Income taxes	(3,947)	3,493	12,630	4,621
Income (loss) from continuing operations less applicable taxes	(4,142)	5,592	15,648	12,583
Discontinued operations, less applicable income taxes	(1,711)	(827)	(13)	(7)
Net income (loss)	(5,853)	4,765	15,635	12,576
Less: net income attributable to the noncontrolling interest	133	62	(46)	33
Net income (loss) attributable to HNI Corporation	$(5,986)	$4,703	$15,681	$12,543
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.09)	$0.12	$0.35	$0.28
Discontinued operations attributable to HNI Corporation – basic	$(0.04)	$(0.02)	$—	$—
Net income (loss) per common share – basic	$(0.13)	$0.10	$0.35	$0.28
Weighted-average common shares outstanding – basic	45,166	45,193	44,801	44,815
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.09)	$0.12	$0.34	$0.27
Discontinued operations attributable to HNI Corporation – diluted	$(0.04)	$(0.02)	$—	$—
Net income (loss) per common share – diluted	$(0.13)	$0.10	$0.34	$0.27
Weighted-average common shares outstanding – diluted	45,166	46,012	45,601	45,743
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.8	35.5	35.1	35.2
Selling and administrative expenses	33.8	32.2	28.4	29.4
Restructuring related charges	0.5	0.3	(0.1)	1.4
Operating income (loss)	(1.5)	3.0	6.7	4.4
Income taxes	(1.1)	0.9	2.8	1.0
Income (loss) from continuing operations	(1.1)	1.4	3.4	2.7
Discontinued operations, less applicable taxes	(0.5)	(0.2)	—	—
Net income (loss) attributable to HNI Corporation	(1.6)	1.2	3.4	2.7

Year-End 2009: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$396,829	$374,772	$446,173	$405,553
Cost of products sold	274,182	247,215	281,528	257,601
Gross profit	122,647	127,557	164,645	147,952
Selling and administrative expenses	133,938	122,637	126,091	131,110
Restructuring related charges	5,085	3,878	4,440	27,040
Operating income (loss)	(16,376)	1,042	34,114	(10,198)
Interest income (expense) – net	(3,064)	(2,923)	(3,116)	(2,562)
Income (loss) from continuing operations before income taxes	(19,440)	(1,881)	30,998	(12,760)
Income taxes	(7,742)	(635)	10,382	(3,490)
Income (loss) from continuing operations, less applicable taxes	(11,698)	(1,246)	20,616	(9,270)
Discontinued operations, less applicable income taxes	(161)	(144)	(2,856)	(1,500)
Net income (loss)	(11,859)	(1,390)	17,760	(10,770)
Less: Net income attributable to the noncontrolling interest	27	7	146	3
Net income (loss) attributable to HNI Corporation	$(11,886)	$(1,397)	$17,614	$(10,773)
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.26)	$(0.03)	$0.45	$(0.21)
Discontinued operations attributable to HNI Corporation – basic	—	—	(0.06)	(0.03)
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.27)	$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – basic	44,612	44,895	44,994	45,054
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.26)	$(0.03)	$0.45	$(0.21)
Discontinued operations attributable to HNI Corporation – diluted	—	—	(0.06)	(0.03)
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.27)	$(0.03)	$0.39	$(0.24)
Weighted-average common shares outstanding – diluted	44,612	44,895	45,598	45,054
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.9	34.0	36.9	36.5
Selling and administrative expenses	33.8	32.7	28.3	32.3
Restructuring related charges	1.3	1.0	1.0	6.7
Operating income (loss)	(4.1)	0.3	7.6	(2.5)
Income taxes	(2.0)	(0.2)	2.3	(0.9)
Income (loss) from continuing operations	(2.9)	(0.3)	4.6	(2.3)
Discontinued operations, less applicable taxes	—	—	(0.6)	(0.4)
Net income (loss) attributable to HNI Corporation	(3.0)	(0.4)	3.9	(2.7)

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2011 – 2009

2011 by Quarter	High	Low	Dividends per Share
1st	$36.48	$28.42	0.23
2nd	32.78	22.04	0.23
3rd	26.40	15.78	0.23
4th	27.75	17.14	0.23
Total Dividends Paid			0.92
2010 by Quarter	High	Low	Dividends per Share
1st	$28.60	$23.19	0.215
2nd	35.29	25.13	0.215
3rd	29.68	22.80	0.215
4th	33.12	23.97	0.215
Total Dividends Paid			0.86
2009 by Quarter	High	Low	Dividends per Share
1st	$17.29	$7.70	0.215
2nd	19.00	11.00	0.215
3rd	24.26	15.85	0.215
4th	29.40	21.94	0.215
Total Dividends Paid			0.86

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2011 – 2007

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2011	$36.48	$15.78	$1.01	36	16
2010	35.29	22.80	0.59	60	39
2009	29.40	7.70	(0.14)	(210)	(55)
2008	37.97	9.09	1.02	37	9
2007	51.65	33.79	2.57	20	13
Five-Year Average				(11)	4

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 31, 2011

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended December 31, 2011:
Allowance for doubtful accounts	$5,479	$1,889	—	$2,530	(A)	$4,838
Valuation allowance for deferred tax asset	$1,149	$2	—	—		$1,151
Year ended January 1, 2011:
Allowance for doubtful accounts	$6,410	$2,355	—	$3,286	(A)	$5,479
Valuation allowance for deferred tax asset	—	$1,149	—	—		$1,149
Year ended January 2, 2010:
Allowance for doubtful accounts	$8,788	$2,511	—	$4,889	(A)	$6,410
Valuation allowance for deferred tax asset	$3,073	$(3,073)	—	—		—

Note A:  Excess of accounts written off over recoveries.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010
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
(10.6)
Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.7)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009*

(10.8)
Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of September 28, 2011, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2011

(10.9)
Description of Material Compensatory Arrangements Contained in Offer Letter between HNI Corporation and Kurt Tjaden, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.10)
HNI Corporation Long-Term Performance Plan, as amended and restated, incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.11)
HNI Corporation Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.12)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.13)
HNI Corporation Directors Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.14)
HNI Corporation Annual Incentive Plan (f/k/a HNI Corporation Executive Bonus Plan), as amended and restated, incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

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