Form 10-Q
period 2012-03-31
HNI CORP
filed 2012-05-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at March 31, 2012 45,532,925

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2012, and December 31, 2011	3

Condensed Consolidated Statements of Income - Three Months Ended March 31, 2012, and April 2, 2011	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2012, and April 2, 2011	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2012	December 31, 2011

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$56,519	$72,812
Short-term investments	9,157	9,157
Receivables	197,460	204,036
Inventories (Note C)	99,909	101,873
Deferred income taxes	17,761	18,797
Prepaid expenses and other current assets	33,913	27,365
Total Current Assets	414,719	434,040

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,204	23,197
Buildings	265,733	264,081
Machinery and equipment	469,777	468,926
Construction in progress	13,838	11,911
	772,552	768,115
Less accumulated depreciation	545,024	538,388

Net Property, Plant, and Equipment	227,528	229,727

GOODWILL	272,481	270,761

OTHER ASSETS	122,262	119,730

Total Assets	$1,036,990	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2012	December 31, 2011

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$306,110	$358,290
Note payable and current maturities of long-term debt and capital lease obligations	65,345	30,345
Current maturities of other long-term obligations	261	275
Total Current Liabilities	371,716	388,910

LONG-TERM DEBT	150,187	150,200

CAPITAL LEASE OBLIGATIONS	313	340

OTHER LONG-TERM LIABILITIES	54,241	52,716

DEFERRED INCOME TAXES	43,485	42,770

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
March 31, 2012 – 45,532,925 shares;
December 31, 2011 – 44,855,207 shares	45,533	44,855

Additional paid-in capital	31,068	24,277
Retained earnings	337,602	348,210
Accumulated other comprehensive income	2,592	1,715
Total HNI Corporation shareholders' equity	416,795	419,057

Noncontrolling interest	253	265

Total Equity	417,048	419,322

Total Liabilities and Equity	$1,036,990	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	March 31, 2012	April 2, 2011

	(In thousands, except share and per share data)
Net sales	$445,212	$396,151
Cost of sales	298,385	261,427
Gross profit	146,827	134,724
Selling and administrative expenses	143,734	132,413
Restructuring and impairment	897	1,390
Operating income	2,196	921
Interest income	179	133
Interest expense	2,614	3,589
Income (loss) before income taxes	(239)	(2,535)
Income taxes	(86)	(738)
Net income (loss)	(153)	(1,797)
Less: Net (loss) attributable to the noncontrolling interest	(12)	(42)
Net income (loss) attributable to HNI Corporation	$(141)	$(1,755)

Net income (loss) attributable to HNI Corporation per common share – basic	$(0.00)	$(0.04)
Average number of common shares outstanding – basic	45,151,526	44,852,553
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.00)	$(0.04)
Average number of common shares outstanding – diluted	45,151,526	44,852,553
Cash dividends per common share	$0.23	$0.23

Other comprehensive income (loss), net of tax of 2012 $346; 2011 $522	877	1,083
Comprehensive income (loss)	724	(714)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(12)	(42)
Comprehensive income (loss) attributable to HNI Corporation	$736	$(672)

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(153)	$(1,797)
Noncash items included in net income:
Depreciation and amortization	10,821	12,148
Other postretirement and post employment benefits	420	415
Stock-based compensation	2,160	1,581
Excess tax benefits from stock compensation	(4,146)	(30)
Deferred income taxes	1,403	756
Loss on sale, retirement and impairment of long-lived assets and intangibles	310	169
Stock issued to retirement plan	4,864	4,906
Other – net	1,021	492
Net increase (decrease) in operating assets and liabilities	(45,229)	(43,307)
Increase (decrease) in other liabilities	831	2,684
Net cash flows from (to) operating activities	(27,698)	(21,983)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(8,519)	(4,186)
Proceeds from sale of property, plant and equipment	205	409
Capitalized software	(4,298)	(412)
Purchase of long-term investments	(1,438)	(4,435)
Sales or maturities of long-term investments	900	1,707
Other – net	(115)	468
Net cash flows from (to) investing activities	(13,265)	(6,449)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,017	1,447
Withholdings related to net share settlements of equity based awards	(5,969)	—
Purchase of HNI Corporation common stock	—	(10,000)
Proceeds from long-term debt	60,000	—
Payments of note and long-term debt and other financing	(25,057)	570
Excess tax benefits from stock compensation	4,146	30
Dividends paid	(10,467)	(10,348)
Net cash flows from (to) financing activities	24,670	(18,301)

Net increase (decrease) in cash and cash equivalents	(16,293)	(46,733)
Cash and cash equivalents at beginning of period	72,812	99,096
Cash and cash equivalents at end of period	$56,519	$52,363

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three months ended March 31, 2012, and April 2, 2011, the Corporation recognized $2.2 million and $1.6 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At March 31, 2012, there was $11.8 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.5 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 67% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	March 31, 2012	December 31, 2011

Finished products	$63,973	$65,136
Materials and work in process	61,837	62,638
LIFO allowance	(25,901)	(25,901)
	$99,909	$101,873

Note D.  Accumulated Other Comprehensive Income and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the three months ended March 31, 2012:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$5,211	143	$(3,583)	$(56)	$1,715
Year-to date change	280	14	80	503	877
Balance at March 31, 2012	$5,491	$157	$(3,503)	$447	$2,592

During the three months ended March 31, 2012, the Corporation repurchased none of its common stock.  As of March 31, 2012, $135.8 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	March 31, 2012	April 2, 2011
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income (loss)	$(141)	$(1,755)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,152	44,853
Potentially dilutive shares from stock-based compensation plans	—	—
Denominator for diluted EPS	45,152	44,853
Earnings per share – basic	$(0.00)	$(0.04)
Earnings per share – diluted	$(0.00)	$(0.04)

The weighted average common stock equivalents presented above do not include the effect of 2,100,198, and 2,392,775 of common stock equivalents for the three months ended March 31, 2012 and April 2, 2011, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $1.1 million of charges during the three months ended March 31, 2012 which included $0.9 million of current period restructuring costs and $0.2 million of accelerated depreciation recorded in cost of sales.

The following is a summary of changes in restructuring accruals during the three months ended March 31, 2012.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2011	$1,068	$31	$1,099
Restructuring charges	14	883	897
Cash payments	(57)	(910)	(967)
Balance as of March 31, 2012	$1,025	$4	$1,029

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 31, 2012 and December 31, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	March 31, 2012	December 31, 2011
Patents	$18,905	$18,905
Customer relationships and other	102,825	102,825
Less: accumulated amortization	62,940	61,214
	$58,790	$60,516

Aggregate amortization expense for the three months ended March 31, 2012 and April 2, 2011 was $1.7 million and $1.5 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2012	2013	2014	2015	2016
Amortization Expense	$6.7	$6.3	$5.7	$5.4	$5.2

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2011 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2011
Goodwill	$134,075	$166,188	$300,263
Accumulated impairment losses	(29,359)	(143)	(29,502)
	104,716	166,045	270,761
Goodwill acquired	1,720	—	1,720
Balance as of March 31, 2012
Goodwill	135,795	166,188	301,983
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$106,436	$166,045	$272,481

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the three months ended March 31, 2012.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based. The increase in the office furniture segment relates to final purchase price allocations for an acquisition completed during the fourth quarter of 2011.

Note H.  Product Warranties

The Corporation issues certain warranty policies on its office furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship. Reserves have been established for the various costs associated with the Corporation's warranty programs and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Balance at beginning of period	$12,910	$12,930
Accruals for warranties issued during period	3,772	4,660
Adjustments related to pre-existing warranties	206	(200)
Settlements made during the period	(4,035)	(4,631)
Balance at end of period	$12,853	$12,759

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Income for:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Service cost	$112	$91
Interest cost	180	201
Amortization of transition obligation	127	127
Amortization of (gain)/loss	—	(4)
Net periodic benefit cost	$419	$415

Note J.  Income Taxes

The provision for income taxes for continuing operations for the three months ended March 31, 2012 and April 2, 2011 reflect an effective tax rate of 36.0 percent and 29.1 percent, respectively. The 2012 estimated annual effective tax rate is expected to be 36.0 percent.

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

Interest Rate Risk
In June 2008, the Corporation entered into an interest rate swap agreement, designated as a cash flow hedge, for purposes of managing its benchmark interest rate fluctuation risk.  Under the interest rate swap agreement, the Corporation paid a fixed rate of interest and received a variable rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) as determined on the last day of each monthly settlement period on an aggregated notional principal amount of $50 million.  The net amount paid or received upon monthly settlements was recorded as an adjustment to interest expense, while the effective change in fair value was recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.  The interest rate swap agreement matured on May 27, 2011.

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

As of March 31, 2012, $0.4 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Diesel fuel swap	Accounts payable and accrued expenses	$—	$(256)
Diesel fuel swap	Prepaid expenses and other current assets	706	165
		$706	$(91)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the three months ended March 31, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$771	Selling and administrative expenses	$(24)	Selling and administrative expenses	$—
Total	$771		$(24)		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Income for the three months ended April 2, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(219)	Interest expense	$(559)	None	$—
Diesel fuel swap	1,227	Selling and administrative expenses	256	None	5
Total	$1,008		$(303)		$5

Note L.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities.  The marketable securities were comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.

Assets measured at fair value for the three-month period ended March 31, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,749	$—	$15,749	$—
Corporate bonds	$4,371	$—	$4,371	$—
Derivative financial instruments	$706	$—	$706	$—

Assets measured at fair value for the year ended December 31, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instruments	$(91)	$—	$(91)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents
The carrying amount approximated fair value.

Long-term debt (including current portion)
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at March 31, 2012 and December 31, 2011, the end of the Corporation's 2011 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $161 million at March 31, 2012 and $160 million at December 31, 2011, compared to the carrying value of $150 million.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $15 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

 The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, cash flows or on the Corporation's quarterly or annual operating results when resolved in a future period.

Note N.  New Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The Corporation adopted the guidance to present a single continuous statement effective January 1, 2012.

In May 2011, the FASB amended accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U. S. generally accepted accounting principles and International Financial Reporting Standards. This guidance was adopted on January 1, 2012 and did not have a material impact on the Corporation's financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three month periods ended March 31, 2012, and April 2, 2011, is as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Net Sales:
Office Furniture	$378,604	$331,127
Hearth Products	66,608	65,024
	445,212	396,151
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$8,752	$9,115
Restructuring and impairment charges	(897)	(1,022)
Office furniture – net	7,855	8,093
Hearth products
Operations before restructuring charges	1,132	(227)
Restructuring and impairment charges	—	(368)
Hearth products – net	1,132	(595)
Total operating profit	8,987	7,498
Unallocated corporate expense	(9,226)	(10,033)
Income before income taxes	$(239)	$(2,535)

Depreciation & Amortization Expense:
Office furniture	$8,561	$9,430
Hearth products	1,565	2,152
General corporate	695	566
	$10,821	$12,148

Capital Expenditures:
Office furniture	$9,191	$3,635
Hearth products	376	464
General corporate	3,250	499
	$12,817	$4,598

	As of	As of
	March 31, 2012	April 2, 2011
Identifiable Assets:
Office furniture	$660,443	$582,295
Hearth products	256,772	264,817
General corporate	119,775	109,194
	$1,036,990	$956,306

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

Net sales for the first quarter of fiscal 2012 increased 12.4 percent to $445.2 million when compared to the first quarter of fiscal 2011.  The increase was driven by the office furniture segment and the new construction channel of the hearth products segments.  Gross margins for the quarter decreased from prior year levels due to higher material costs, unfavorable mix and impact of a recent acquisition offset partially by higher volume and improved price realization.  Selling and administrative expenses, as a percent of sales, decreased due to higher volume and lower restructuring charges partially offset by increased fuel costs, investments in growth initiatives, higher incentive-based compensation and the impact of a recent acquisition.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011	Percent Change
Net sales	$445,212	$396,151	12.4%
Cost of sales	298,385	261,427	14.1%
Gross profit	146,827	134,724	9.0%
Selling and administrative expenses	143,734	132,413	8.5%
Restructuring and impairment charges	897	1,390	(35.5)%
Operating income	2,196	921	138.4%
Interest expense, net	2,435	3,456	(29.5)%
Income (loss) before income taxes	(239)	(2,535)	90.6%
Income taxes	(86)	(738)	88.3%
Net income (loss)	$(153)	$(1,797)	91.5%

Consolidated net sales for the first quarter of 2012 increased 12.4 percent or $49.1 million compared to the same quarter last year.
The increase was driven by the office furniture segment and the new construction channel of the hearth products segment. The acquisition of Sagus contributed $15.4 million, or 3.9 percentage points of sales to the first quarter of 2012.

Gross margin for the first quarter of 2012 decreased to 33.0 percent compared to 34.0 percent for the same quarter last year.  The decrease in gross margin was driven by increased material costs, unfavorable mix and the impact of the Sagus acquisition offset partially by higher volume and improved price realization.  First quarter 2012 included $0.2 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

Total selling and administrative expenses, including restructuring charges, as a percent of sales decreased to 32.5 percent for the first quarter of 2012 compared to 33.8 percent for the same quarter last year due to higher volume and lower restructuring charges partially offset by increased fuel costs, investments in strategic growth initiatives, higher incentive-based compensation and impact of a recent acquisition.  First quarter 2012 included $0.9 million of restructuring charges associated with plant consolidations compared to $1.4 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended March 31, 2012 and April 2, 2011 reflect an effective tax rate of 36.0 percent and 29.1 percent, respectively. The 2012 estimated annual effective tax rate is expected to be 36.0 percent.

The Corporation experienced a net loss of $(0.1) million or $(0.00) per diluted share in the first quarter of 2012 compared to $(1.8) million or $(0.04) per diluted share in the first quarter of 2011.

Office Furniture

First quarter 2012 sales for the office furniture segment increased 14.3 percent or $47.5 million to $378.6 million from $331.1 million for the same quarter last year. The increase was across all channels (supplies-driven and contract/international) of the office furniture segment. The Sagus acquisition contributed $15.4 million or 4.6 percentage points of sales. First quarter 2012 operating profit prior to unallocated corporate expenses decreased $0.2 million to $7.9 million as a result of increased input costs, unfavorable mix, impact of the Sagus acquisition, investments in growth initiatives and higher incentive-based compensation. These were partially offset by higher volume and improved price realization. First quarter 2012 included $1.2 million of restructuring and transition costs, including accelerated depreciation, compared to $1.0 million of restructuring costs in first quarter 2011.

Hearth Products

First quarter 2012 net sales for the hearth products segment increased 2.4 percent or $1.6 million to $66.6 million from $65.0 million for the same quarter last year. The increase was driven by an increase in the new construction channel partially offset by a decrease in the remodel-retrofit channel.   Operating profit prior to unallocated corporate expenses increased $1.7 million to $1.1 million from a $0.6 million loss in the prior year quarter due to increased volume, higher price realization, cost control initiatives and lower restructuring charges offset partially by increased material costs.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $27.7 million of cash in the first three months of 2012 compared to $22.0 million in the first three months of 2011.  Working capital performance resulted in a $45.2 million use of cash in the first three months of the current fiscal year compared to a $43.3 million use of cash in the same period of the prior year. The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures including capitalized software for the first three months of fiscal 2012 were $12.8 million compared to $4.6 million in the same period of fiscal 2011 and were primarily for tooling and equipment for new products and the implementation of new integrated software systems to support business process transformation.  For the full year 2012, capital expenditures are expected to be approximately $50 to $55 million, primarily focused on new product development and related tooling and the business systems transformation project referred to above.

Cash Flow – Financing Activities
The net borrowings under the revolving credit facility at the end of first quarter were $65 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At March 31, 2012, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Board declared a regular quarterly cash dividend of $0.23 per share on the Corporation's common stock on February 15, 2012, to shareholders of record at the close of business on February 28, 2012. The dividend was paid on March 6, 2012.

During the three months ended March 31, 2012, the Corporation did not repurchase any shares of its common stock.  As of March 31, 2012, approximately $135.8 million of the Board's current repurchase authorization remained unspent.

Cash, cash equivalents and short-term investments, coupled with cash from future operations, borrowing capacity under the existing facility and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first three months of fiscal 2012, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

Commitments and Contingencies

The Corporation is involved in various kinds of disputes and legal proceedings that have arisen in the ordinary course of business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, cash flows or on the Corporation's quarterly or annual operating results when resolved in a future period.

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first three months of fiscal 2012, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, (c) investments in strategic acquisitions, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of March 31, 2012, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any of its shares during the first quarter ended March 31, 2012. As of March 31, 2012, $135.8 million was authorized and available for the repurchase of shares by the Corporation.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 1, 2012	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.