Form 10-Q
period 2012-06-30
HNI CORP
filed 2012-07-31
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at June 30, 2012 45,329,791

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2012	December 31, 2011

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$55,058	$72,812
Short-term investments	7,250	9,157
Receivables	219,822	204,036
Inventories (Note C)	113,651	101,873
Deferred income taxes	18,226	18,797
Prepaid expenses and other current assets	34,218	27,365
Total Current Assets	448,225	434,040

PROPERTY, PLANT, AND EQUIPMENT, at cost
Land and land improvements	23,270	23,197
Buildings	265,799	264,081
Machinery and equipment	460,476	468,926
Construction in progress	17,607	11,911
	767,152	768,115
Less accumulated depreciation	539,511	538,388

Net Property, Plant, and Equipment	227,641	229,727

GOODWILL	272,481	270,761

OTHER ASSETS	127,291	119,730

Total Assets	$1,075,638	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2012	December 31, 2011

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$354,648	$358,290
Note payable and current maturities of long-term debt and capital lease obligations	60,345	30,345
Current maturities of other long-term obligations	341	275
Total Current Liabilities	415,334	388,910

LONG-TERM DEBT	150,173	150,200

CAPITAL LEASE OBLIGATIONS	286	340

OTHER LONG-TERM LIABILITIES	57,260	52,716

DEFERRED INCOME TAXES	43,771	42,770

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
June 30, 2012 – 45,329,791 shares;
December 31, 2011 – 44,855,207 shares	45,330	44,855

Additional paid-in capital	27,884	24,277
Retained earnings	333,713	348,210
Accumulated other comprehensive income	1,761	1,715
Total HNI Corporation shareholders' equity	408,688	419,057

Noncontrolling interest	126	265

Total Equity	408,814	419,322

Total Liabilities and Equity	$1,075,638	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	June 30, 2012	July 2, 2011

	(In thousands, except share and per share data)
Net sales	$480,400	$432,810
Cost of sales	315,287	285,880
Gross profit	165,113	146,930
Selling and administrative expenses	151,455	136,197
Restructuring and impairment	292	463
Operating income	13,366	10,270
Interest income	276	110
Interest expense	2,909	3,033
Income before income taxes	10,733	7,347
Income taxes	3,835	2,744
Net income	6,898	4,603
Less: Net (loss) attributable to the noncontrolling interest	(127)	(54)
Net income attributable to HNI Corporation	$7,025	$4,657

Net income attributable to HNI Corporation per common share – basic	$0.15	$0.10
Average number of common shares outstanding – basic	45,419,564	44,745,474
Net income attributable to HNI Corporation per common share – diluted	$0.15	$0.10
Average number of common shares outstanding – diluted	45,944,815	45,667,453
Cash dividends per common share	$0.24	$0.23

Other comprehensive income (loss), net of tax of 2012 $(447); 2011 $(112)	(831)	145
Comprehensive income	6,067	4,748
Less: Comprehensive income (loss) attributable to noncontrolling interest	(127)	(54)
Comprehensive income attributable to HNI Corporation	$6,194	$4,802

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Six Months Ended
	June 30, 2012	July 2, 2011

	(In thousands, except share and per share data)
Net sales	$925,612	$828,961
Cost of sales	613,672	547,307
Gross profit	311,940	281,654
Selling and administrative expenses	295,189	268,610
Restructuring and impairment	1,189	1,853
Operating income	15,562	11,191
Interest income	455	243
Interest expense	5,523	6,622
Income before income taxes	10,494	4,812
Income taxes	3,749	2,006
Net income	6,745	2,806
Less: Net (loss) attributable to the noncontrolling interest	(139)	(96)
Net income attributable to HNI Corporation	$6,884	$2,902

Net income attributable to HNI Corporation per common share – basic	$0.15	$0.06
Average number of common shares outstanding – basic	45,285,545	44,799,013
Net income attributable to HNI Corporation per common share – diluted	$0.15	$0.06
Average number of common shares outstanding – diluted	45,814,296	45,732,598
Cash dividends per common share	$0.47	$0.46

Other comprehensive income (loss), net of tax of 2012 $(101); 2011 $410	46	1,228
Comprehensive income	6,791	4,034
Less: Comprehensive income (loss) attributable to noncontrolling interest	(139)	(96)
Comprehensive income attributable to HNI Corporation	$6,930	$4,130

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30, 2012	July 2, 2011
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$6,745	$2,806
Noncash items included in net income:
Depreciation and amortization	21,358	23,762
Other postretirement and post employment benefits	839	830
Stock-based compensation	3,607	3,398
Excess tax benefits from stock compensation	(4,156)	(30)
Deferred income taxes	1,672	4,089
Loss on sale, retirement and impairment of long-lived assets and intangibles	435	328
Stock issued to retirement plan	4,864	4,906
Other – net	1,608	364
Net increase (decrease) in operating assets and liabilities	(35,208)	(52,200)
Increase (decrease) in other liabilities	3,920	3,388
Net cash flows from (to) operating activities	5,684	(8,359)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(15,632)	(11,740)
Proceeds from sale of property, plant and equipment	506	595
Capitalized software	(9,434)	(2,832)
Purchase of long-term investments	(3,191)	(6,355)
Sales or maturities of long-term investments	2,257	3,802
Other – net	(223)	425
Net cash flows from (to) investing activities	(25,717)	(16,105)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	2,641	2,034
Withholdings related to net share settlements of equity based awards	(5,995)	—
Purchase of HNI Corporation common stock	(6,161)	(10,000)
Proceeds from long-term debt	80,000	5,000
Payments of note and long-term debt and other financing	(50,981)	(4,295)
Excess tax benefits from stock compensation	4,156	30
Dividends paid	(21,381)	(20,638)
Net cash flows from (to) financing activities	2,279	(27,869)

Net increase (decrease) in cash and cash equivalents	(17,754)	(52,333)
Cash and cash equivalents at beginning of period	72,812	99,096
Cash and cash equivalents at end of period	$55,058	$46,763

See accompanying Notes to Condensed Consolidated Financial Statements.

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award and recognizes expense over the employee requisite service period.  For the three and six months ended June 30, 2012, and July 2, 2011, the Corporation recognized $1.4 million and $3.6 million, and $1.8 million and $3.4 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At June 30, 2012, there was $10.7 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 71% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	June 30, 2012	December 31, 2011

Finished products	$75,040	$65,136
Materials and work in process	64,512	62,638
LIFO allowance	(25,901)	(25,901)
	$113,651	$101,873

Note D.  Accumulated Other Comprehensive Income and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the six months ended June 30, 2012:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$5,211	$143	$(3,583)	$(56)	$1,715
Year-to date change	218	52	161	(385)	46
Balance at June 30, 2012	$5,429	$195	$(3,422)	$(441)	$1,761

During the six months ended June 30, 2012, the Corporation repurchased 264,000 shares of its common stock at a cost of approximately $6.2 million.  As of June 30, 2012, $129.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the six months ended June 30, 2012, the Corporation paid dividends to shareholders of $0.47 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$7,025	$4,657	$6,884	$2,902
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,420	44,745	45,286	44,799
Potentially dilutive shares from stock-based compensation plans	525	922	529	934
Denominator for diluted EPS	45,945	45,667	45,814	45,733
Earnings per share – basic	$0.15	$0.10	$0.15	$0.06
Earnings per share – diluted	$0.15	$0.10	$0.15	$0.06

The weighted average common stock equivalents presented above do not include the effect of 1,936,382 and 1,871,937, and 1,783,651 and 1,159,965 of common stock equivalents for the three and six months ended June 30, 2012 and July 2, 2011, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $0.4 million and $1.6 million of charges during the three and six months ended June 30, 2012 which included $0.3 million and $1.2 million of current period restructuring costs and $0.1 million and $0.4 million of accelerated depreciation recorded in cost of sales,respectively.

The following is a summary of changes in restructuring accruals during the six months ended June 30, 2012.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2011	$1,068	$31	$1,099
Restructuring charges	(68)	1,257	1,189
Cash payments	(363)	(1,283)	(1,646)
Balance as of June 30, 2012	$637	$5	$642

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 30, 2012 and December 31, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2012	December 31, 2011
Patents	$18,905	$18,905
Customer relationships and other	102,825	102,825
Less: accumulated amortization	64,592	61,214
	$57,138	$60,516

Aggregate amortization expense for the six months ended June 30, 2012 and July 2, 2011 was $3.4 million and $2.9 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

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
Balance as of June 30, 2012
Goodwill	135,795	166,188	301,983
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$106,436	$166,045	$272,481

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the six months ended June 30, 2012.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based. The increase in the office furniture segment relates to final purchase price allocations for an acquisition completed during the fourth quarter of 2011.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Balance at beginning of period	$12,910	$12,930
Accruals for warranties issued during period	6,496	7,649
Adjustments related to pre-existing warranties	459	(378)
Settlements made during the period	(6,982)	(7,998)
Balance at end of period	$12,883	$12,203

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Service cost	$225	$182
Interest cost	360	402
Amortization of transition obligation	254	254
Amortization of (gain)/loss	—	(8)
Net periodic benefit cost	$839	$830

Note J.  Income Taxes

The provision for income taxes for continuing operations for the three months ended June 30, 2012 and July 2, 2011 reflect an effective tax rate of 35.7 percent and 37.3 percent, respectively. The 2012 estimated annual effective tax rate is expected to be 37 percent.

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

Diesel Fuel Risk
The Corporation uses independent freight carriers to deliver its products.  These carriers charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation enters into variable to fixed rate commodity swap agreements with two financial counterparties to manage fluctuations in fuel costs.  The Corporation hedges approximately 50% of its diesel fuel surcharge exposure for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of June 30, 2012, $0.4 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
Diesel fuel swap	Accounts payable and accrued expenses	$(731)	$(256)
Diesel fuel swap	Prepaid expenses and other current assets	35	165
		$(696)	$(91)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(1,296)	Selling and administrative expenses	$105	Selling and administrative expenses	—
Total	$(1,296)		$105		—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(524)	Selling and administrative expenses	$81	Selling and administrative expenses	$—
Total	$(524)		$81		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended July 2, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$228	Interest expense	$(338)	None	$—
Diesel fuel swap	(505)	Selling and administrative expenses	619	None	(4)
Total	$(277)		$281		$(4)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the six months ended July 2, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$10	Interest expense	$(898)	None	$—
Diesel fuel swap	722	Selling and administrative expenses	876	None	1
Total	$732		$(22)		$1

Note L.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities.  The marketable securities were comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value as of June 30, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$16,469	$—	$16,469	$—
Corporate bonds	$4,052	$—	$4,052	$—
Derivative financial instruments	$(696)	$—	$(696)	$—

Assets measured at fair value as of December 31, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instruments	$(91)	$—	$(91)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at June 30, 2012 and December 31, 2011, the end of the Corporation's 2011 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $160 million at June 30, 2012 and $160 million at December 31, 2011, compared to the carrying value of $150 million.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and six month periods ended June 30, 2012, and July 2, 2011, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net Sales:
Office Furniture	$418,562	$372,643	$797,166	$703,770
Hearth Products	61,838	60,167	128,446	125,191
	480,400	432,810	925,612	828,961
Operating Profit (Loss):
Office furniture
Operations before restructuring charges	$22,350	$18,270	$31,102	$27,385
Restructuring and impairment charges	(292)	(412)	(1,189)	(1,434)
Office furniture – net	22,058	17,858	29,913	25,951
Hearth products
Operations before restructuring charges	857	(899)	1,989	(1,126)
Restructuring and impairment charges	—	(51)	—	(419)
Hearth products – net	857	(950)	1,989	(1,545)
Total operating profit	22,915	16,908	31,902	24,406
Unallocated corporate expense	(12,182)	(9,561)	(21,408)	(19,594)
Income before income taxes	$10,733	$7,347	$10,494	$4,812

Depreciation & Amortization Expense:
Office furniture	$8,320	$9,023	$16,882	$18,453
Hearth products	1,500	1,954	3,065	4,107
General corporate	716	637	1,411	1,202
	$10,536	$11,614	$21,358	$23,762

Capital Expenditures (including capitalized software):
Office furniture	$5,809	$7,599	$15,000	$11,234
Hearth products	577	541	953	1,005
General corporate	5,862	1,834	9,113	2,333
	$12,248	$9,974	$25,066	$14,572

			As of	As of
			June 30, 2012	July 2, 2011
Identifiable Assets:
Office furniture			$692,732	$629,014
Hearth products			263,380	270,126
General corporate			119,526	104,733
			$1,075,638	$1,003,873

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

Net sales for the second quarter of fiscal 2012 increased 11.0 percent to $480.4 million when compared to the second quarter of fiscal 2011.  The increase was driven by the supplies-driven channel of the office furniture segment and the new construction channel of the hearth products segment.  Gross margins for the quarter increased from prior year levels due to higher volume, better price realization and lower material costs offset partially by unfavorable mix, the impact of the Sagus acquisition and higher restructuring and transition costs.  Total selling and administrative expenses increased due to volume related expenses, investments in growth initiatives, higher incentive-based compensation and the impact of the Sagus acquisition.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
Net sales	$480,400	$432,810	11.0%	$925,612	$828,961	11.7%
Cost of sales	315,287	285,880	10.3%	613,672	547,307	12.1%
Gross profit	165,113	146,930	12.4%	311,940	281,654	10.8%
Selling and administrative expenses	151,455	136,197	11.2%	295,189	268,610	9.9%
Restructuring and impairment charges	292	463	(36.9)%	1,189	1,853	(35.8)%
Operating income	13,366	10,270	30.1%	15,562	11,191	39.1%
Interest expense, net	2,633	2,923	(9.9)%	5,068	6,379	(20.6)%
Income (loss) before income taxes	10,733	7,347	46.1%	10,494	4,812	118.1%
Income taxes	3,835	2,744	39.8%	3,749	2,006	86.9%
Net income (loss)	$6,898	$4,603	49.9%	$6,745	$2,806	140.4%

Consolidated net sales for the second quarter of 2012 increased 11.0 percent or $47.6 million compared to the same quarter last year. The increase was driven by the supplies-driven channel of the office furniture segment and the new construction channel of the hearth products segment. The acquisition of Sagus contributed $25.1 million of sales, or 5.8 percent of sales growth to the second quarter of 2012.

Gross margin for the second quarter of 2012 increased to 34.4 percent compared to 33.9 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, better price realization and lower material costs offset partially by unfavorable mix, the impact of the Sagus acquisition and higher restructuring and transition costs.  Second quarter 2012 included $0.3 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

Total selling and administrative expenses, including restructuring charges, as a percentage of sales was 31.6 percent for the second quarter of 2012, consistent with the same quarter last year. Benefits from leverage were partially offset by investments in growth initiatives, higher incentive-based compensation and the impact of the Sagus acquisition.  Second quarter 2012 included $0.8 million of restructuring and transition charges associated with plant consolidations compared to $0.5 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended June 30, 2012 and July 2, 2011 reflect an effective tax rate of 35.7 percent and 37.3 percent, respectively. The 2012 estimated annual effective tax rate is expected to be 37 percent.

Net income attributable to HNI Corporation was $7.0 million or $0.15 per diluted share in the second quarter of 2012 compared to $4.7 million or $0.10 per diluted share in the second quarter of 2011.

For the first six months of 2012, consolidated net sales increased $96.7 million, or 11.7 percent, to $925.6 million compared to $829.0 million for the first six months of 2011. Gross margins decreased to 33.7 percent compared to 34.0 percent for the same period last year. Net income attributable to HNI Corporation was $6.9 million for the first six months of 2012 compared to $2.9 million for the first six months of 2011. Earnings per share increased to $0.15 per diluted share compared to $0.06 per diluted share for the same period last year.

Office Furniture

Second quarter 2012 sales for the office furniture segment increased 12.3 percent or $45.9 million to $418.6 million from $372.6 million for the same quarter last year. The increase was driven by the supplies-driven channel as well as sales attributable to the acquisition of Sagus. The acquisition of Sagus contributed $25.1 million of sales, or 6.7 percent of sales growth to the second quarter of 2012. Second quarter 2012 operating profit prior to unallocated corporate expenses increased 23.5 percent or $4.2 million to $22.1 million as a result of better price realization and lower input costs. These were partially offset by unfavorable mix, investments in growth initiatives, higher incentive-based compensation and increased restructuring and transition costs. Second quarter 2012 included $1.1 million of restructuring and transition costs, including accelerated depreciation, compared to $0.5 million of restructuring costs in second quarter 2011.

Net sales for the first six months of 2012 increased 13.3 percent or $93.4 million to $797.2 million compared to $703.8 million for the same period in 2011. The acquisition of Sagus contributed $40.4 million of sales, or 4.9 percent of sales growth. Operating profit for the first six months of 2012 increased 15.3 percent or $4.0 million to $29.9 million compared to $26.0 million for the same period in 2011.

Hearth Products

Second quarter 2012 net sales for the hearth products segment increased 2.8 percent or $1.7 million to $61.8 million from $60.2 million for the same quarter last year. The increase was driven by an increase in the new construction channel partially offset by a decrease in the remodel-retrofit channel.   Operating profit prior to unallocated corporate expenses increased $1.8 million to $0.9 million from a $1.0 million loss in the prior year quarter due to increased volume, higher price realization, cost control initiatives and lower restructuring charges offset partially by increased material costs.

Net sales for the first six months of 2012 increased 2.6 percent or $3.3 million to $128.4 million compared to $125.2 million for the same period in 2011. Operating profit for the first six months of 2012 increased $3.5 million to $2.0 million from a $1.5 million loss for the same period in 2011.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities generated $5.7 million of cash in the first six months of 2012 compared to using $8.4 million in the first six months of 2011.  Working capital performance resulted in a $35.2 million use of cash in the first six months of the current fiscal year compared to a $52.2 million use of cash in the same period of the prior year. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2012 were $25.1 million compared to $14.6 million in the same period of fiscal 2011 and were primarily for tooling and equipment for new products and the implementation of new integrated software systems to support business process transformation.  For the full year 2012, capital expenditures are expected to be approximately $50 to $55 million, primarily focused on new product development and related tooling and the business systems transformation project referred to above.

Cash Flow – Financing Activities
During the first six months of fiscal 2012, net borrowings under the revolving credit facility peaked at $80 million. The net borrowings at the end of second quarter were $60 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At June 30, 2012, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

On May 8, 2012, the Corporation's Board of Directors (the "Board") approved a 4.3 percent increase in the common stock quarterly cash dividend from $0.23 per share to $0.24 per share. The dividend was paid on June 1, 2012, to shareholders of record at the close of business on May 18, 2012.

During the six months ended June 30, 2012, the Corporation repurchased 264,000 shares of common stock at a cost of approximately $6.2 million, or an average price of $23.34 per share.  As of June 30, 2012, approximately $129.6 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first six months of fiscal 2012, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first six months of fiscal 2012, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of June 30, 2012, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended June 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/01/12 – 04/28/12	32,000	—	$24.70	32,000	$135,004,988
05/29/12 – 05/26/12	160,000		$23.29	160,000	$131,279,178
05/27/12 – 06/30/12	72,000		$22.84	72,000	$129,634,542
Total	264,000		23.34	264,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the second quarter of fiscal 2012, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 31, 2012	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)	By-laws of HNI Corporation as amended
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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