Form 10-Q
period 2012-09-29
HNI CORP
filed 2012-10-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 29, 2012 45,148,538

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 29, 2012	December 31, 2011

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$49,265	$72,812
Short-term investments	7,250	9,157
Receivables	247,297	204,036
Inventories (Note C)	104,879	101,873
Deferred income taxes	19,500	18,797
Prepaid expenses and other current assets	27,986	27,365
Total Current Assets	456,177	434,040

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	26,936	23,197
Buildings	267,633	264,081
Machinery and equipment	464,753	468,926
Construction in progress	16,727	11,911
	776,049	768,115
Less accumulated depreciation	537,749	538,388

Net Property, Plant, and Equipment	238,300	229,727

GOODWILL	293,359	270,761

OTHER ASSETS	134,946	119,730

Total Assets	$1,122,782	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 29, 2012	December 31, 2011

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$401,122	$358,290
Note payable and current maturities of long-term debt and capital lease obligations	43,877	30,345
Current maturities of other long-term obligations	266	275
Total Current Liabilities	445,265	388,910

LONG-TERM DEBT	150,159	150,200

CAPITAL LEASE OBLIGATIONS	259	340

OTHER LONG-TERM LIABILITIES	56,814	52,716

DEFERRED INCOME TAXES	49,602	42,770

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
September 29, 2012 – 45,148,538 shares;
December 31, 2011 – 44,855,207 shares	45,149	44,855

Additional paid-in capital	24,315	24,277
Retained earnings	347,156	348,210
Accumulated other comprehensive income	3,422	1,715
Total HNI Corporation shareholders' equity	420,042	419,057

Noncontrolling interest	641	265

Total Equity	420,683	419,322

Total Liabilities and Equity	$1,122,782	$1,054,258

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	September 29, 2012	October 1, 2011

	(In thousands, except share and per share data)
Net sales	$550,855	$504,220
Cost of sales	359,519	324,825
Gross profit	191,336	179,395
Selling and administrative expenses	149,421	138,671
Restructuring and impairment	172	277
Operating income	41,743	40,447
Interest income	155	222
Interest expense	2,658	2,567
Income before income taxes	39,240	38,102
Income taxes	15,036	13,186
Net income	24,204	24,916
Less: Net (loss) attributable to the noncontrolling interest	(286)	(31)
Net income attributable to HNI Corporation	$24,490	$24,947

Net income attributable to HNI Corporation per common share – basic	$0.54	$0.56
Average number of common shares outstanding – basic	45,224,059	44,787,437
Net income attributable to HNI Corporation per common share – diluted	$0.53	$0.55
Average number of common shares outstanding – diluted	45,820,422	45,637,042
Cash dividends per common share	$0.24	$0.23

Other comprehensive income (loss), net of tax of 2012 $218; 2011 $(192)	1,661	(454)
Comprehensive income	25,865	24,462
Less: Comprehensive income (loss) attributable to noncontrolling interest	(286)	(31)
Comprehensive income attributable to HNI Corporation	$26,151	$24,493

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Nine Months Ended
	September 29, 2012	October 1, 2011

	(In thousands, except share and per share data)
Net sales	$1,476,467	$1,333,181
Cost of sales	973,191	872,132
Gross profit	503,276	461,049
Selling and administrative expenses	444,610	407,281
Restructuring and impairment	1,361	2,130
Operating income	57,305	51,638
Interest income	610	465
Interest expense	8,181	9,189
Income before income taxes	49,734	42,914
Income taxes	18,785	15,192
Net income	30,949	27,722
Less: Net income (loss) attributable to the noncontrolling interest	(425)	(127)
Net income attributable to HNI Corporation	$31,374	$27,849

Net income attributable to HNI Corporation per common share – basic	$0.69	$0.62
Average number of common shares outstanding – basic	45,265,050	44,795,155
Net income attributable to HNI Corporation per common share – diluted	$0.68	$0.61
Average number of common shares outstanding – diluted	45,839,917	45,683,520
Cash dividends per common share	$0.71	$0.69

Other comprehensive income, net of tax of 2012 $117; 2011 $217	1,707	775
Comprehensive income	32,656	28,497
Less: Comprehensive income (loss) attributable to noncontrolling interest	(425)	(127)
Comprehensive income attributable to HNI Corporation	$33,081	$28,624

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$30,949	$27,722
Noncash items included in net income:
Depreciation and amortization	32,104	35,135
Other postretirement and post employment benefits	1,259	1,245
Stock-based compensation	5,039	5,210
Excess tax benefits from stock compensation	(4,156)	(99)
Deferred income taxes	6,288	7,412
Loss on sale, retirement and impairment of long-lived assets and intangibles	649	397
Stock issued to retirement plan	4,864	4,906
Other – net	1,506	(834)
Net increase (decrease) in operating assets and liabilities	(391)	(18,785)
Increase (decrease) in other liabilities	2,725	4,663
Net cash flows from (to) operating activities	80,836	66,972

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(27,297)	(16,937)
Proceeds from sale of property, plant and equipment	596	2,697
Capitalized software	(17,362)	(3,257)
Acquisition spending, net of cash acquired	(26,894)	—
Purchase of investments	(4,752)	(14,555)
Sales or maturities of investments	3,962	5,857
Other – net	40	413
Net cash flows from (to) investing activities	(71,707)	(25,782)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	4,610	2,607
Withholdings related to net share settlements of equity based awards	(5,995)	—
Purchase of HNI Corporation common stock	(13,359)	(10,000)
Proceeds from long-term debt	105,000	5,455
Payments of note and long-term debt and other financing	(94,855)	(5,973)
Excess tax benefits from stock compensation	4,156	99
Dividends paid	(32,233)	(30,940)
Net cash flows from (to) financing activities	(32,676)	(38,752)

Net increase (decrease) in cash and cash equivalents	(23,547)	2,438
Cash and cash equivalents at beginning of period	72,812	99,096
Cash and cash equivalents at end of period	$49,265	$101,534

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2012

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2011 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. An adjustment was made in the third quarter of 2012 to correct a second quarter freight over accrual of $0.9 million. This correction of the freight accrual (included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheet) was determined to be immaterial to the current and prior period interim financial statements. Operating results for the nine-month period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three and nine months ended September 29, 2012, and October 1, 2011, the Corporation recognized $1.4 million and $5.0 million, and $1.8 million and $5.2 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At September 29, 2012, there was $9.3 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 72% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	September 29, 2012	December 31, 2011

Finished products	$61,859	$65,136
Materials and work in process	68,920	62,638
LIFO allowance	(25,900)	(25,901)
	$104,879	$101,873

Note D.  Accumulated Other Comprehensive Income and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the nine months ended September 29, 2012:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$5,211	$143	$(3,583)	$(56)	$1,715
Year-to date change	1,500	93	241	(127)	1,707
Balance at September 29, 2012	$6,711	$236	$(3,342)	$(183)	$3,422

During the nine months ended September 29, 2012, the Corporation repurchased 528,000 shares of its common stock at a cost of approximately $13.4 million.  As of September 29, 2012, $122.4 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the nine months ended September 29, 2012, the Corporation paid dividends to shareholders of $0.71 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$24,490	$24,947	$31,374	$27,849
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,224	44,787	45,265	44,795
Potentially dilutive shares from stock-based compensation plans	596	850	575	889
Denominator for diluted EPS	45,820	45,637	45,840	45,684
Earnings per share – basic	$0.54	$0.56	$0.69	$0.62
Earnings per share – diluted	$0.53	$0.55	$0.68	$0.61

The weighted average common stock equivalents presented above do not include the effect of 1,762,597 and 1,762,597, and 2,210,257 and 1,815,085 of common stock equivalents for the three and nine months ended September 29, 2012 and October 1, 2011, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $0.2 million and $1.8 million of charges during the three and nine months ended September 29, 2012 which included $0.2 million and $1.4 million of current period restructuring costs and $0.0 million and $0.4 million of accelerated depreciation recorded in cost of sales, respectively.

The following is a summary of changes in restructuring accruals during the nine months ended September 29, 2012.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2011	$1,068	$31	$1,099
Restructuring charges	(43)	1,404	1,361
Cash payments	(538)	(1,435)	(1,973)
Balance as of September 29, 2012	$487	$—	$487

Note G. Business Combinations

The Corporation completed the acquisition of 97.8% of the capital stock of BP Ergo Limited, a leading manufacturer and marketer of office furniture in India, on August 13, 2012 for a purchase price of approximately $25.5 million which included assumption of $4.2 million of short-term bank debt. BP Ergo goes to market through a national network of sales branches and dealers supported by two manufacturing locations. The Corporation is in the process of finalizing the allocation of the purchase price, with valuations and determination of working capital adjustments. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires use of estimates and judgments. There are approximately $20.9 million of intangibles associated with this acquisition, which have all been currently classified as goodwill and will be reclassified based on final valuations.

The Corporation completed the acquisition of the pellet stove business of Dansons, Inc. on August 29, 2012 for a purchase price of approximately $1.5 million. There were approximately $1.4 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives of eight years and amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.

The results of the acquired businesses have been included in the Consolidated Financial Statements since the dates of acquisition and are not material to the results for the quarter ended September 29, 2012.

Note H. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 29, 2012 and December 31, 2011, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	September 29, 2012	December 31, 2011
Patents	$18,905	$18,905
Customer relationships and other	104,252	102,825
Less: accumulated amortization	66,260	61,214
	$56,897	$60,516

Aggregate amortization expense for the nine months ended September 29, 2012 and October 1, 2011 was $5.0 million and $4.3 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2012	2013	2014	2015	2016
Amortization Expense	$6.7	$6.5	$5.9	$5.6	$5.4

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2011 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2011
Goodwill	$134,075	$166,188	$300,263
Accumulated impairment losses	(29,359)	(143)	(29,502)
	104,716	166,045	270,761
Goodwill acquired	22,598	—	22,598
Balance as of September 29, 2012
Goodwill	156,673	166,188	322,861
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$127,314	$166,045	$293,359

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the nine months ended September 29, 2012.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based. The increase in the office furniture segment relates to final purchase price allocations for an acquisition completed during the fourth quarter of 2011 as well as the BP Ergo acquisition completed in third quarter 2012. See Note G. Business Combinations footnote.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Balance at beginning of period	$12,910	$12,930
Accruals for warranties issued during period	9,846	10,471
Adjustments related to pre-existing warranties	845	(261)
Settlements made during the period	(10,700)	(10,906)
Balance at end of period	$12,901	$12,234

Note J.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Service cost	$337	$273
Interest cost	540	603
Amortization of transition obligation	381	381
Amortization of (gain)/loss	—	(12)
Net periodic benefit cost	$1,258	$1,245

Note K.  Income Taxes

The provision for income taxes for continuing operations for the three months ended September 29, 2012 reflects an effective tax rate of 38.3 percent compared to 34.6 percent for the same period last year. The increase is due primarily to the research and development tax credit not being extended in 2012.

Note L.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and diesel fuel prices.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Condensed Consolidated Balance Sheets at fair value.

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

As of September 29, 2012, $0.2 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	September 29, 2012	December 31, 2011
Diesel fuel swap	Accounts payable and accrued expenses	$(407)	$(256)
Diesel fuel swap	Prepaid expenses and other current assets	118	165
		$(289)	$(91)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended September 29, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$520	Selling and administrative expenses	$113	Selling and administrative expenses	—
Total	$520		$113		—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 29, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(4)	Selling and administrative expenses	$194	Selling and administrative expenses	$—
Total	$(4)		$194		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended October 1, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$—	Interest expense	$—	None	$—
Diesel fuel swap	(531)	Selling and administrative expenses	246	Selling and administrative expenses	(2)
Total	$(531)		$246		$(2)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the nine months ended October 1, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$10	Interest expense	$(898)	None	$—
Diesel fuel swap	191	Selling and administrative expenses	1,122	Selling and administrative expenses	(1)
Total	$201		$224		$(1)

Note M.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and derivative instruments.  The marketable securities were comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value as of September 29, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,732	$—	$15,732	$—
Corporate bonds	$4,691	$—	$4,691	$—
Derivative financial instruments	$(289)	$—	$(289)	$—

Assets measured at fair value as of December 31, 2011 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instruments	$(91)	$—	$(91)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at September 29, 2012 and December 31, 2011, the end of the Corporation's 2011 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $159 million at September 29, 2012 and $160 million at December 31, 2011, compared to the carrying value of $150 million.

Note N.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $14 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

 The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, cash flows or on the Corporation's quarterly or annual operating results when resolved in a future period.

Note O.  New Accounting Standards

In July 2012, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance will be effective December 30, 2012, the beginning of the Corporation's 2013 fiscal year, with early adoption allowed. The Corporation does not expect the adoption to have a material impact on its financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and nine month periods ended September 29, 2012, and October 1, 2011, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net Sales:
Office Furniture	$467,787	$421,873	$1,264,953	$1,125,643
Hearth Products	83,068	82,347	211,514	207,538
	550,855	504,220	1,476,467	1,333,181
Operating Profit:
Office furniture
Operations before restructuring charges	$38,605	$41,776	$69,707	$69,161
Restructuring and impairment charges	(172)	(277)	(1,361)	(1,711)
Office furniture – net	38,433	41,499	68,346	67,450
Hearth products
Operations before restructuring charges	9,077	6,875	11,066	5,749
Restructuring and impairment charges	—	—	—	(419)
Hearth products – net	9,077	6,875	11,066	5,330
Total operating profit	47,510	48,374	79,412	72,780
Unallocated corporate expense	(8,270)	(10,272)	(29,678)	(29,866)
Income before income taxes	$39,240	$38,102	$49,734	$42,914

Depreciation & Amortization Expense:
Office furniture	$8,542	$8,855	$25,423	$27,308
Hearth products	1,454	1,818	4,519	5,925
General corporate	751	700	2,162	1,902
	$10,747	$11,373	$32,104	$35,135

Capital Expenditures (including capitalized software):
Office furniture	$10,206	$4,578	$25,206	$15,812
Hearth products	519	975	1,472	1,980
General corporate	8,868	69	17,981	2,402
	$19,593	$5,622	$44,659	$20,194

			As of	As of
			September 29, 2012	October 1, 2011
Identifiable Assets:
Office furniture			$725,763	$618,588
Hearth products			272,951	282,168
General corporate			124,068	154,428
			$1,122,782	$1,055,184

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

Net sales for the third quarter of fiscal 2012 increased 9.2 percent to $550.9 million when compared to the third quarter of fiscal 2011.  The increase was driven by new acquisitions in the office furniture segment and higher sales in the new construction channel of the hearth products segment.  Gross margins for the quarter decreased from prior year levels due to unfavorable mix, seasonal ramp up inefficiencies and the impact of acquisitions offset partially by better price realization and lower material costs.  Total selling and administrative expenses increased due to investments in growth initiatives and the impact of acquisitions. The Corporation completed the acquisition of BP Ergo, a leading manufacturer and marketer of office furniture in India, during the third quarter of 2012.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	Percent Change	September 29, 2012	October 1, 2011	Percent Change
Net sales	$550,855	$504,220	9.2%	$1,476,467	$1,333,181	10.7%
Cost of sales	359,519	324,825	10.7%	973,191	872,132	11.6%
Gross profit	191,336	179,395	6.7%	503,276	461,049	9.2%
Selling and administrative expenses	149,421	138,671	7.8%	444,610	407,281	9.2%
Restructuring and impairment charges	172	277	(37.9)%	1,361	2,130	(36.1)%
Operating income	41,743	40,447	3.2%	57,305	51,638	11.0%
Interest expense, net	2,503	2,345	6.7%	7,571	8,724	(13.2)%
Income before income taxes	39,240	38,102	3.0%	49,734	42,914	15.9%
Income taxes	15,036	13,186	14.0%	18,785	15,192	23.7%
Net income	$24,204	$24,916	(2.9)%	$30,949	$27,722	11.6%

Consolidated net sales for the third quarter of 2012 increased 9.2 percent or $46.6 million compared to the same quarter last year. The increase was driven by new acquisitions in the office furniture segment and higher sales in the new construction channel of the hearth products segment. Acquisitions contributed $42.6 million of sales, or 8.5 percent sales growth to the third quarter of 2012.

Gross margin for the third quarter of 2012 decreased to 34.7 percent compared to 35.6 percent for the same quarter last year.  The decrease in gross margin was driven by unfavorable mix, seasonal ramp up inefficiencies and the impact of acquisitions offset partially by better price realization and lower material costs.  Third quarter 2012 included $0.2 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities compared to $0.3 million in the same period in the prior year.

Total selling and administrative expenses, including restructuring charges, as a percentage of net sales decreased to 27.2 percent compared to 27.6 percent for the same quarter last year. Benefits from sales leverage were partially offset by investments in growth initiatives and acquisition related transaction expenses.  Third quarter 2012 included $0.6 million of restructuring and transition charges associated with plant consolidations compared to $0.3 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended September 29, 2012 reflect an effective tax rate of 38.3 percent compared to 34.6 percent for the same period last year. The increase is due primarily to the research and development tax credit not being extended in 2012. The 2012 estimated annual effective tax rate is expected to be 38 percent.

Net income attributable to HNI Corporation was $24.5 million or $0.53 per diluted share in the third quarter of 2012 compared to $24.9 million or $0.55 per diluted share in the third quarter of 2011.

For the first nine months of 2012, consolidated net sales increased $143.3 million, or 10.7 percent, to $1.5 billion compared to $1.3 billion for the first nine months of 2011. Gross margins decreased to 34.1 percent compared to 34.6 percent for the same period last year. Net income attributable to HNI Corporation was $31.4 million for the first nine months of 2012 compared to $27.8 million for the first nine months of 2011. Earnings per share increased to $0.68 per diluted share compared to $0.61 per diluted share for the same period last year.

Office Furniture

Third quarter 2012 sales for the office furniture segment increased 10.9 percent or $45.9 million to $467.8 million from $421.9 million for the same quarter last year. Acquisitions contributed $42.6 million of sales, or 10.1 percent sales growth to the third quarter of 2012. Organic growth was effectively flat across all channels of the office furniture segment. Third quarter 2012 operating profit prior to unallocated corporate expenses decreased 7.4 percent or $3.1 million to $38.4 million as a result of unfavorable mix, seasonal ramp up inefficiencies, investments in growth initiatives and higher restructuring and transition costs. These were partially offset by better price realization and lower material costs. Third quarter 2012 included $0.8 million of restructuring and transition costs compared to $0.5 million of restructuring and transition costs in third quarter 2011.

Net sales for the first nine months of 2012 increased 12.4 percent or $139.3 million to $1.3 billion compared to $1.1 billion for the same period in 2011. Acquisitions contributed $83.0 million of sales, or 7.4 percent sales growth for the first nine months of 2012. Organic growth was across all channels of the office furniture segment. Operating profit for the first nine months of 2012 increased 1.3 percent or $0.9 million to $68.3 million compared to $67.5 million for the same period in 2011.

Hearth Products

Third quarter 2012 net sales for the hearth products segment increased 0.9 percent or $0.7 million to $83.1 million from $82.3 million for the same quarter last year. The increase was driven by an increase in the new construction channel partially offset by a decrease in the remodel-retrofit channel.   Operating profit prior to unallocated corporate expenses increased $2.2 million to $9.1 million compared to $6.9 million in the prior year quarter due to higher price realization and lower material costs offset partially by investments in selling and growth initiatives.

Net sales for the first nine months of 2012 increased 1.9 percent or $4.0 million to $211.5 million compared to $207.5 million for the same period in 2011. Operating profit for the first nine months of 2012 increased $5.7 million to $11.1 million compared to $5.3 million for the same period in 2011.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities generated $80.8 million of cash in the first nine months of 2012 compared to $67.0 million in the first nine months of 2011.  Working capital performance resulted in a $0.4 million use of cash in the first nine months of the current fiscal year compared to a $18.8 million use of cash in the same period of the prior year driven primarily by sell through of existing inventory at a newly acquired subsidiary and change in sales momentum.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2012 were $44.7 million compared to $20.2 million in the same period of fiscal 2011 and were primarily for tooling and equipment for new products and the implementation of new integrated software systems to support business process transformation.  For the full year 2012, capital expenditures are expected to be approximately $55 to $60 million, primarily focused on new product development and related tooling and the business systems transformation project referred to above.

The Corporation completed the acquisition of BP Ergo during the third quarter ended September 29, 2012 for a purchase price of approximately $25.5 million (including assumed indebtedness). The Corporation also completed the acquisition of the pellet stove business of Dansons, Inc. during the third quarter for a purchase price of approximately $1.5 million.

Cash Flow – Financing Activities
During the first nine months of fiscal 2012, net borrowings under the revolving credit facility peaked at $80 million. The net borrowings at the end of third quarter were $40 million and are classified as short-term as the Corporation expects to repay the borrowings within a year. The Corporation assumed $4.2 million of short-term bank debt with the acquisition of BP Ergo.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At September 29, 2012, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.24 per share on the Corporation's common stock on August 7, 2012, to shareholders of record at the close of business on August 17, 2012. The dividend was paid on August 31, 2012.

During the nine months ended September 29, 2012, the Corporation repurchased 528,000 shares of common stock at a cost of approximately $13.4 million, or an average price of $25.30 per share.  As of September 29, 2012, approximately $122.4 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first nine months of fiscal 2012, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.  During the first nine months of fiscal 2012, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note O. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Looking Ahead

Despite near-term economic and political uncertainties, management remains positive about the office furniture and hearth products markets and the prospects for long-term profitable growth.  The Corporation continues its investments in selling, marketing and product initiatives to drive growth.  Management believes the Corporation is well positioned for growth.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2012, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of September 29, 2012, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended September 29, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/01/12 – 07/28/12	32,000	—	$26.26	32,000	$128,794,116
07/29/12 – 08/25/12	136,000		$27.15	160,000	$125,101,068
08/26/12 – 09/29/12	96,000		$27.75	72,000	$122,436,755
Total	264,000		27.26	264,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the third quarter of fiscal 2012, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 30, 2012	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	HNI Corporation 2007 Stock Based Compensation Plan as amended
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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