Form 10-K
period 2012-12-29
HNI CORP
filed 2013-02-22
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of June 29, 2012 was $737,504,480, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 1, 2013 was 44,951,721.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, national office product distributors, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the largest channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2012, the Corporation had net sales of $2.0 billion, of which approximately $1.7 billion or 84% was attributable to office furniture products and $0.3 billion or 16% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong, Taiwan and India.  See Item 2. Properties later in this report for additional related discussion.

Nine operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company LLC ("HON"), Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli LLC, Hickory Business Furniture, LLC (“HBF”), Sagus International, Inc. ("Sagus"), HNI Hong Kong Limited (“Lamex”) and BP Ergo Limited ("BP Ergo").  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies LLC (“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2012, the Corporation completed the acquisition of BP Ergo, a manufacturer and marketer of office furniture in India, for a purchase price of approximately $26 million.

HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.  With dealers and servicing partners located in more than fifty countries, HNI International provides project management services virtually anywhere in the world.

Since inception, the Corporation has been committed to systematically eliminating waste and in 1992 introduced its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on streamlining design, manufacturing and administrative processes.  The Corporation's RCI program has contributed to increased productivity, lower costs, improved product quality and enhanced workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most products.

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

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain and motivate skilled, experienced and efficient members (i.e., employees).  Each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan, which drives a unique level of commitment to the Corporation’s success throughout the workforce.

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

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $9.3 billion in 2012, a decrease of 1% compared to 2011, which was a 13% increase from 2010 levels.

The U.S. office furniture market consists of two primary channels—the contract channel and the supplies-driven channel.  The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations or department or office redesigns, which are frequently customized to meet specific client and designer preferences.  Contract furniture is generally purchased through office furniture dealers who typically prepare a custom-designed office layout emphasizing image and design.  The selling process is complex and lengthy and generally has several manufacturers competing for the same projects.

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by small/medium businesses on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and national office product distributors are the primary distribution channels in this market channel.  Office furniture and products dealers publish periodic catalogs displaying office furniture and products from various manufacturers.

The Corporation also competes in the hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners as an additional heating source during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who may buy direct from the manufacturer or from an intermediate distributor.  The Corporation sells approximately 40% of its hearth products to the new construction/builder channel.

Growth Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities exist to create shareholder value.  The components of this growth strategy are to introduce new products, build brand equity, provide outstanding customer satisfaction by focusing on the end-user, strengthen the distribution network, respond to global competition, pursue complementary strategic acquisitions, enter markets not currently served and continually reduce costs.

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

Employees/Members

As of December 29, 2012, the Corporation employed approximately 10,400 persons, 9,700 of whom were full-time and 700 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures and markets a broad range of office furniture systems and seating across a range of price points. The Corporation's portfolio includes panel-based and freestanding furniture systems and complementary products such as seating, storage and tables. The Corporation offers a complete line of office panel system products and freestanding desks, classroom solutions, bookshelves and credenzas in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work.  The chairs are available in a variety of frame colors, coverings and a wide range of price points.  Key customer criteria in seating includes superior design, ergonomics, aesthetics, comfort and quality.

To meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, HBF®, Artco BellTM, Midwest Folding ProductsTM, LSI Corporation of AmericaTM, basyxTM , Lamex® and ERGO®, as well as private labels.

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & Glo®, Quadra-Fire®, Harman StoveTM and PelProTM brand names.

The Corporation’s line of hearth products includes a full array of gas, electric and wood burning fireplaces, inserts, stoves, facings and accessories.  Heatilator® and Heat & Glo® are brand leaders in the two largest segments of the home fireplace market: vented-gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the leader in pellet-burning stoves and furnaces with its Quadra-Fire®, Harman StoveTM and PelProTM product lines which provide home heating solutions using renewable fuel, an environmentally friendly trend that has come to the forefront in home heating.  See “Intellectual Property” under this Item 1. Business for additional details.

Manufacturing

The Corporation manufactures office furniture in Alabama, Georgia, Illinois, Indiana, Iowa, Minnesota, New York, North Carolina, Texas, China and India.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington and Pennsylvania.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, plastic products and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing cost, eliminating waste and improving product quality.  The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification and 80/20 principles.  The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves production and administrative employees, management, customers and suppliers.  The Corporation has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process.  Manufacturing also plays a key role in the Corporation's concurrent product development process that primarily seeks to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $26.9 million, $23.1 million and $21.8 million in product development during fiscal 2012, 2011 and 2010, respectively.

Intellectual Property

As of December 29, 2012, the Corporation owned 289 U.S. and 231 foreign patents with expiration dates from 2013 to 2033 and had applications pending for 20 U.S. and 56 foreign patents.  In addition, the Corporation holds 174 U.S. and 395 foreign trademark registrations and has applications pending for 16 U.S. and 10 foreign trademarks.

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

The third distribution channel, corporate accounts, is where the Corporation has the lead selling relationship with the end-user.  Installation and service are normally provided through a dealer.

The fourth distribution channel comprises wholesalers serving as distributors of the Corporation's products to independent dealers, national supply dealers and superstores.  The Corporation sells to the nation's largest office supply/furniture wholesalers, United Stationers Inc. and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

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

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in Latin America, the Caribbean and the Middle East.  Through Lamex and BP Ergo, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in greater China, Asia and India.

Limited quantities of select finished goods inventories primarily built to order and awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers.

Hearth & Home sells its fireplace and stove products through dealers, distributors and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

In fiscal 2012, the Corporation's five largest customers represented approximately 23% of its consolidated net sales. No single customer accounted for 10% or more of the Corporation’s consolidated net sales in fiscal 2012.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, entities purchasing under the Corporation's U.S. General Services Administration contracts collectively accounted for approximately 4% of the Corporation's consolidated net sales.

As of December 29, 2012, the Corporation had an order backlog of approximately $159.0 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $159.1 million as of December 31, 2011, and $150.5 million as of January 1, 2011.  Backlog, in terms of percentage of net sales, was 7.9%, 8.7% and 8.9%, for fiscal 2012, 2011 and 2010, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is the second largest office furniture manufacturer in the world and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the largest manufacturer and marketer of fireplaces in North America.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions and a high level of customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market, such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., Krueger International Inc. (KI), Virco Mfg. Corporation and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Riverside Company (Vermont Castings Group), Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

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

The Corporation’s environmental management system has earned the recognition of numerous state and federal agencies as well as non-government organizations.  Aligning continuous improvement initiatives with the Corporation’s environmental objectives creates a model of the triple bottom line of sustainable development where members work toward shared goals of personal growth, economic reward and a healthy environment for the future.

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2013 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, operating results, cash flows or financial condition could be materially adversely affected.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

Over the past few years, economic conditions have been challenging in the U.S. and many of the countries and regions in which we do business. Despite modest recovery in the U.S. economic conditions remain uncertain and challenging for the foreseeable future.  Economic conditions in the U.S., and in international markets have had, and may continue to have, a significant adverse impact on demand for our products.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt and equity capital markets, limited availability of consumer financing and weak credit markets, the strength of the U.S. economy and the local economies in which we operate.

There could be a number of effects from these economic developments on our business, including:  reduced demand for products; insolvency of our dealers resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; decreased customer demand, including order delays or cancellations; and counter-party failures negatively impacting our treasury operations.

In addition, the current weak recovery and general uncertain economic conditions in the U.S. and uncertainty surrounding the U.S. federal government, including the debt ceiling and the so-called "fiscal cliff", make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to incur excess costs.  Additionally, this forecasting difficulty could cause a shortage of products, labor or materials used in our products that could result in an inability to satisfy demand for our products and a loss of market share.

We may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect our results of operations.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible an impairment may exist.  As of December 29, 2012, we had goodwill of $288 million recorded on our balance sheet. We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit.  If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, such impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S., competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any. We have two reporting units that have been recently acquired and therefore have a historical cost closer to their current fair value.

The office furniture and hearth products industries are highly competitive and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, Virco Mfg. Corporaton, Krueger International Inc. (KI) and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Riverside Company (Vermont Castings Group), Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

Increases in basic commodity, raw material and component costs, as well as disruptions to the supply of basic commodities, raw materials and components, could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand.  We source commodities, raw materials and components from domestic and international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality and availability of commodities, raw materials and components, including steel, our largest raw material category, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

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

Our efforts to introduce new products that meet customer and workplace requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To keep pace with market trends in both the office furniture and hearth products industries, we must periodically introduce new products.  Such trends include changes in workplace and home design and increases in the use of technology and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline and may result in an adverse effect on our business, operating results or financial condition.

We have grown, and may continue to grow, our business through acquisitions, alliances and joint venture arrangements, which could adversely affect our business, operating results or financial condition.

One of our growth strategies is to supplement our internal growth through acquisitions of, and alliances and joint venture arrangements with, businesses with technologies or products that complement or augment our existing products or distribution or add new products or distribution to our business.  In the past two years, we acquired Sagus International, an education furniture company, and BP Ergo Limited, an office furniture company in India, both of which we continue to integrate into our business. The benefits of these acquisitions, or future acquisitions, alliances or joint ventures may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions, alliances or joint ventures will in fact produce any benefits.  In addition, acquisitions, alliances and joint ventures involve a number of risks, including, without limitation:

•	diversion of management’s attention, including significant management time devoted to integrating acquisitions;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

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

Our ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates and the availability of capital to complete such acquisitions.  These risks could be heightened if we complete several acquisitions within a relatively short period of time.  In addition, there can be no assurance we will be able to continue to identify attractive opportunities or enter into any such transactions with acceptable terms in the future.  If an acquisition is completed, there can be no assurance we will be able to successfully integrate the acquired entity into our operations or that we will achieve sales and profitability that justify our investment in such businesses.  Any potential acquisition may not be successful and could adversely affect our business, operating results or financial condition.

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

Hearth products industry revenues are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics.  Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues.  Deterioration of the economic conditions or a slowdown in the recovery in the homebuilding industry and the hearth products market could decrease demand for our hearth products and have additional adverse effects on our operating results.

Increasing healthcare costs could adversely affect our business, operating results and financial condition.

We provide healthcare benefits to the majority of our members and are self-insured.  Healthcare costs have continued to rise over time, which increases our annual spending on healthcare and could adversely affect our business, operating results and financial condition.

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

During the past several years, we have experienced growth in our international operations and sales, including in China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

Further, certain countries have complex regulatory systems which impose administrative and legal requirements which make managing international operations more difficult, including approvals to transfer funds into certain countries. If we are unable to provide financial support to our international operations in a timely manner, our business, operating results and financial condition could be adversely affected.

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•	social and political turmoil, official corruption and civil and labor unrest;

•	restrictive government actions, such as the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices; and

•	difficulty in obtaining distribution and support.

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

We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs.  These expenses relative to product sales vary and could increase.  We use chemicals and materials in our products and include components in our products from external suppliers, which we believe are safe and appropriate for their designated use; however, harmful effects may become known which could subject us to litigation, including health-related litigation, and significant losses. We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves.  We cannot, however, be certain these reserves will be adequate to cover actual product defect-related claims in the future.  We also purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions, but we cannot be certain insurance would cover all losses related to product claims. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

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

Our sales to the U.S. government and various state and local governments is subject to uncertain future funding levels and federal, state and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

We derive a significant portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty due in part to the potential for automatic spending cuts; including those related to the federal debt ceiling and the so-called "fiscal cliff".

Our contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government as well as state and local governments can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

Increased government focus on enforcement may significantly increase our operating costs.

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

We are engaged in a multi-year, company-wide program to implement new integrated software systems (the "System") to support and streamline our business processes. We expect implementation of the System will require transformation of business and financial processes to realize the full benefits of the project. Significant efforts are required to design, test and implement the System, requiring investment of resources, including additional selling, general and administrative and capital expenditures. There can be no assurance other issues relating to System implementation will not occur, including compatibility issues, integration challenges and delays, and higher than expected implementation costs. Additionally, when implemented, the System could function improperly or not deliver the projected benefits, which could significantly disrupt our business, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, generate management and financial reports and otherwise run our business. Our business and results of operations may be adversely affected if we experience problems related to the System.

We rely on information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

In the ordinary course of business, we rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. Additionally, we collect and store sensitive data of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. We may face unauthorized attempts by hackers seeking to harm us or as a result of industrial espionage to penetrate our network security and gain access to our network, steal proprietary data, including design, sales or personally identifiable information, introduce malicious software or interrupt our internal systems, manufacturing or distribution. Though we attempt to prevent and detect these incidents, we may not be successful. Any disruption of our information technology networks or systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations.

Natural disasters, acts of God, force majeure events or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions and fires, could disrupt operations and likewise the ability to produce or deliver our products. Several of our production facilities, members and key management are located within a small geographic area in eastern Iowa and a natural disaster or catastrophe in the area could have a significant adverse effect on our results of operations and business conditions. Further, several of our production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect our operations and business conditions. Members are an integral part of our business and events such as an epidemic could reduce the availability of members reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customers orders, manufacture products and ship products on a timely basis and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these events, but it may not be sufficient or paid in a timely manner in the event we suffer such an event.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 10.2 million square feet.  Of this total, approximately 1.8 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing nonwood casegoods office furniture
Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture (1)
Florence, Alabama	304,365	Owned	Manufacturing wood and nonwood casegoods office furniture
Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces
Milan, Illinois	239,452	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing Systems office furniture
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing wood casegoods and seating office furniture (1)
Temple, Texas	392,134	Owned	Manufacturing office furniture
Temple, Texas	372,560	Leased	Warehousing office furniture
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong, India and Taiwan.  These facilities total approximately 2.3 million square feet with approximately 1.3 million square feet used for the manufacture and distribution of office furniture and approximately .9 million square feet for hearth products.  Of this total, approximately 1.2 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
December 29, 2012

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Stan A. Askren	52	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	55	None	Vice President, General Counsel and Secretary	2008	Vice President and Regional General Counsel for The Americas, Imperial Chemical Industries PLC (2003-08); General Counsel, North America, ICI Paints (2004-08); President ICI Group Services (2004-08)
Gary L. Carlson	62	None	Vice President, Member and Community Relations	2007	President and CEO, Greater Muscatine Chamber of Commerce and Industry (2003-07)
Bradley D. Determan	51	None	Executive Vice President President, Hearth & Home Technologies LLC*	2005 2003
Jerald K. Dittmer	55	None	Executive Vice President, President, The HON Company LLC*	2008 2008	Vice President and Chief Financial Officer (2001-08)
Jeffrey D. Lorenger	47	None	Executive Vice President President, Allsteel Inc.*	2010 2008	Vice President, General Counsel and Secretary HNI Corporation (2005-08); Vice President, Sales and Marketing The HON Company LLC (2007-08)
Donald T. Mead	53	None	Executive Vice President President, The Gunlocke Company L.L.C.	2011 2008	Vice President, Marketing, The HON Company LLC (2006-08)
Marco V. Molinari	53	None	Executive Vice President President, HNI International Inc.*	2006 2003
Kurt A. Tjaden	49	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2006-08)

*HNI Corporation subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2012, the Corporation had 7,790 stockholders of record.

Wells Fargo Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling:  Wells Fargo Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854 or telephone 800/468-9716.

Information regarding historical sale prices of and dividends paid on the Corporation's common stock is presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report and is incorporated herein by reference.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 185% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended December 29, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
9/30/12 - 10/27/12	8,000	$26.45	8,000	$122,225,118
10/28/12 - 11/24/12	109,920	$27.78	109,920	$119,171,985
11/25/12 - 12/29/12	154,080	$30.14	154,080	$114,774,452
Total	272,000	$28.17	272,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2012, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2012(a)	2011	2010	2009	2008
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to HNI Corporation – basic	$1.08	$1.03	$0.66	$(0.04)	$1.14
Income (Loss) from Continuing Operations Attributable to HNI Corporation – diluted	1.07	1.01	0.65	(0.04)	1.14
Net Income (Loss) Attributable to HNI Corporation – basic	1.08	1.03	0.60	(0.14)	1.03
Net Income (Loss) Attributable to HNI Corporation – diluted	1.07	1.01	0.59	(0.14)	1.02
Cash Dividends	0.95	0.92	0.86	0.86	0.86
Book Value – year-end	9.35	9.34	9.10	9.30	10.13
Net Working Capital – year-end	0.20	1.01	1.04	1.33	1.00
Operating Results (Thousands of Dollars)
Net Sales	$2,004,003	$1,833,450	$1,686,728	$1,623,327	$2,429,631
Gross Profit as a % of Net Sales	34.4%	34.9%	34.7%	34.7%	33.7%
Interest Expense	$10,865	$11,951	$11,903	$12,080	$16,865
Income (Loss) from Continuing Operations	48,326	45,748	29,681	(1,598)	50,706
Income (Loss) from Continuing Operations as a % of Net Sales	2.4%	2.5%	1.8%	(0.1)%	2.1%
Discontinued Operations	$—	$—	$(2,558)	$(4,661)	$(5,099)
Net Income (Loss) Attributable to HNI Corporation	48,967	45,986	26,941	(6,442)	45,450
Net Income (Loss) Attributable to HNI Corporation as a % of Net Sales	2.4%	2.5%	1.6%	(0.4)%	1.9%
Cash Dividends	$43,041	$41,250	$38,737	$38,667	$38,095
% Return on Average Shareholders’ Equity	11.7%	11.1%	6.5%	(1.5)%	10.0%
Depreciation and Amortization	$43,360	$46,287	$58,630	$74,867	$70,155
Financial Position (Thousands of Dollars)
Current Assets	$404,940	$434,040	$408,161	$360,271	$417,841
Current Liabilities	395,885	388,910	361,351	300,142	373,625
Working Capital	9,055	45,130	46,810	60,129	44,216
Current Ratio	1.02	1.12	1.13	1.20	1.12
Total Assets	$1,079,631	$1,054,258	$997,880	$994,326	$1,165,629
% Return on Beginning Assets Employed	8.3%	8.2%	5.8%	0.7%	7.7%
Long-Term Debt and Capital Lease Obligations	$150,372	$150,540	$150,111	$200,000	$267,343
Shareholders’ Equity	420,359	419,057	407,985	419,284	448,833
Current Share Data
Number of Shares Outstanding at Year-End	44,950,703	44,855,207	44,840,701	45,093,379	44,324,409
Weighted-Average Shares Outstanding During Year – basic	45,211,385	44,803,248	44,993,934	44,888,809	44,309,765
Weighted-Average Shares Outstanding During Year – diluted	45,819,979	45,694,278	45,808,704	44,888,809	44,433,945
Number of Shareholders of Record at Year-End	7,790	7,259	7,866	8,257	8,274
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$39,473	$27,795	$25,683	$16,017	$70,083
Members (Employees) at Year-End	10.352	9.49	8,470	8,748	12.241

(a)	Includes full year results for Sagus and partial year results for BP Ergo.

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

The Corporation delivered profitable growth in 2012 despite challenging market conditions, decrease in federal government sales and economic uncertainty. Growth in the supplies-driven channel was strong despite the heavy weight of economic and political uncertainty on small business confidence. Growth in the contract channel of the office furniture segment was modest as many large corporations delayed or postponed major projects in reaction to economic uncertainty. The Corporation's hearth products segment leveraged its leading market position to increase sales and drive significant profit improvement as the housing market began to recover. The Corporation remained committed to long-term profitable growth across its core businesses and increased the amount of focused investments in selling, marketing, manufacturing and product initiatives. The Corporation completed the acquisition of BP Ergo Limited, a manufacturer and marketer of office furniture in India, during 2012.

Net sales during 2012 were $2.0 billion, an increase of 9.3 percent, compared to net sales of $1.8 billion in 2011.  The sales increase was driven by increased volume in both the supplies-driven and contract channels of the office furniture segment, acquisitions in the office furniture segment, and increased volume in the new construction channel of the hearth products segment.

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

Fiscal	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.6	65.1	65.3
Gross profit	34.4	34.9	34.7
Selling and administrative expenses	29.9	30.2	30.7
Restructuring related charges	0.1	0.2	0.6
Operating income	4.4	4.4	3.4
Interest income (expense) net	(0.5)	(0.6)	(0.7)
Income (loss) from continuing operations before income taxes	3.9	3.8	2.8
Income taxes	1.5	1.3	1.0
Net income attributable to the noncontrolling interest	—	—	—
Income (loss) from continuing operations attributable to HNI Corporation	2.4%	2.5%	1.7%

Net Sales

Net sales during 2012 were $2.0 billion, an increase of 9.3 percent, compared to net sales of $1.8 billion in 2011.   Both the office furniture segment and the hearth products segment experienced increased volume and better price realization. Acquisitions contributed $93.0 million or 5.1 percent sales growth in 2012. Net sales during 2011 were $1.8 billion, an increase of 8.7 percent, compared to net sales of $1.7 billion in 2010.  Both the office furniture segment and the hearth products segment experienced increased volume and better price realization. Acquisitions contributed $8.2 million or 0.5 percent sales growth in 2011.

Gross Profit

Gross profit as a percent of net sales decreased 0.5 percentage points in 2012 as compared to 2011 due to unfavorable mix, investments to improve operations, new product ramp-up and impact of acquisitions offset partially by higher volume, better price realization and lower material costs.  Gross profit as a percent of net sales increased 0.2 percentage points in 2011 as compared to 2010 due to higher volume, better price realization and lower restructuring and transition costs offset partially by increased material costs.

Selling and Administrative Expenses

Selling and administrative expenses increased 8.2 percent in 2012 and 7.0 percent in 2011.  The increase in 2012 was due to volume related expenses, investments in selling and growth initiatives, higher incentive-based compensation and costs associated with acquisitions. The increase in 2011 was due to volume related expenses, higher fuel costs, increased distribution costs due to mix of customers, investments in selling and growth initiatives, higher incentive-based compensation and costs associated with an acquisition. These were offset partially by cost control initiatives and lower amortization of intangibles.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Restructuring and Impairment Charges

During 2011, the Corporation made the decision to transition out of its Lithia Springs, Georgia office furniture distribution center and the transition was completed in the fourth quarter of 2012. The distribution center was operated by a third-party logistics provider. The Corporation added distribution capacity to its Cedartown, Georgia office furniture manufacturing facility and distribution center to make up for the loss of the Lithia Springs distribution center. To make room for the additional distribution capacity, the Corporation consolidated some office furniture manufacturing production from the Cedartown facility into exisiting office furniture manufacturing facilities in Muscatine, Iowa. In addition, during 2011, the Corporation made the decision to consolidate some office furniture manufacturing production from its Hickory, North Carolina facility into its Wayland, New York facility. In connection with the closure, consolidations and realignment, the Corporation recorded $2.0 million of pre-tax charges which included $0.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.8 million of severance and facility exit costs recorded as restructuring costs in 2011. During 2012, the Corporation recorded current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.5 million of severance and facility exit costs recorded as restructuring costs. These included impairment of leasehold improvements of $0.2 million which was a non-cash transaction.

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

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. During 2010, the Corporation incurred $2.0 million of current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs. During 2011 and 2012, the Corporation incurred $0.5 million and $0.4 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

During 2010, the Corporation made the decision to close certain hearth products retail and distribution locations. A pre-tax charge of $0.2 million was recorded for severance and facility exit costs in 2010.

During 2010, the Corporation completed the consolidation of significant production from its hearth products Mount Pleasant, Iowa plant to other existing hearth products manufacturing facilities.  Additionally the Corporation completed the closure of hearth products distribution centers in Alsip, Illinois and Lake City, Minnesota and transferred operations to its Mount Pleasant facility.  During 2010, the Corporation incurred $0.1 million of current period charges recorded as restructuring costs.

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

Operating Income

Operating income increased $6.1 million to $87.6 million in 2012, compared to $81.5 million in 2011.  The increase was due to higher volume, better price realization and lower material costs. These were offset partially by investments in operations, selling, marketing and product initiatives, and higher incentive-based compensation. Operating income increased $23.6 million to $81.5 million in 2011, compared to $57.9 million in 2010. The increase was due to higher volume, better price realization and lower restructuring, transition and impairment charges. These were offset partially by higher input costs, investments in selling, marketing and product initiatives and impact of new acquisitions.

Income Taxes

The provision for income taxes for continuing operations reflect an effective tax rate of 37.7 percent, 34.8 percent and 36.1 percent for 2012, 2011 and 2010, respectively. The current year increase in the effective tax rate was primarily driven by the Corporation's inability to claim a federal research and development credit along with other items. On January 2, 2013 the American Tax Relief Act of 2012 was enacted into law, which included an extension of the federal research and development tax credit and other tax credits through December 31, 2013. As a result the Corporation expects its income tax provision for the first quarter of fiscal 2013 will include $0.9 million of discrete tax benefit.

Income From Continuing Operations

Income from continuing operations in 2012, which excludes the Corporation's discontinued business (see Discontinued Operations in the Notes to Consolidated Financial Statements) was $48.3 million compared to $45.7 million in 2011, a 5.6 percent increase. Income from continuing operations in 2011 was $45.7 million compared to $29.7 million in 2010, a 54.1 percent increase.  Income from continuing operations per diluted share increased by 5.9 percent to $1.07 in 2012 compared to $1.01 in 2011 and $0.65 in 2010.

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

Net Income Attributable to HNI Corporation

Net income attributable to HNI Corporation increased 6.5 percent to $49.0 million in 2012 compared to $46.0 million in 2011 and $26.9 million in 2010.  Net income per diluted share increased 5.9 percent to $1.07 in 2012 compared to $1.01 in 2011 and $0.59 in 2010.

Office Furniture

Office furniture comprised 84 percent, 83 percent and 83 percent of consolidated net sales for 2012, 2011 and 2010, respectively.  Net sales for office furniture increased $159 million or 10.4 percent in 2012 to $1.7 billion compared to $1.5 billion in 2011. Acquisitions contributed $93 million of sales in 2012. Organic sales increased $66 million or 4.3 percent including increased price realization of $41 million. The Corporation experienced growth in both the supplies-driven and contract channels partially offset by a large decline in sales to the federal government. Net sales for office furniture increased 8.8 percent in 2011 to $1.5 billion compared to $1.4 billion in 2010.  Acquisitions contributed $8 million of sales in 2011. Organic sales increased $115 million or 8.2 percent including increased price realization of $21 million. The Corporation experienced growth in both the supplies-driven and contract channels as the economy continued to stabilize. BIFMA reported 2012 shipments down 1 percent from 2011 levels which were up 13 percent from 2010 levels.

Operating profit as a percent of net sales was 5.4 percent in 2012, 6.5 percent in 2011 and 6.2 percent in 2010.  The decrease in operating margins in 2012 was due to unfavorable mix, investments to improve operations, new product ramp-up, investments in growth initiatives and impact of acquisitions. These were partially offset by increased volume, better price realization and lower restructuring costs. The increase in operating margins in 2011 was due to higher volume, better price realization and lower restructuring costs. These were partially offset by higher input costs, higher mix of lower margin products and investments in strategic growth and selling initiatives.

Hearth Products

Hearth products sales increased $11 million or 3.7 percent in 2012 to $317 million compared to $305 million in 2011 including increased price realization of $5 million. The sales increase was due to an increase in the new construction channel offset partially by a decrease in the remodel/retrofit channel. Hearth products sales increased 8.4 percent in 2011 to $305 million compared to $282 million in 2010 including increased price realization of $8 million. The sales increase was due to an increase in the remodel/retrofit channel driven by alternative energy products offset partially by a decrease in the new construction channel.

Operating profit as a percent of sales in 2012 was 8.4 percent compared to 4.8 percent in 2011 and 1.0 percent in 2010.  The increase in operating margins in 2012 was due to higher volume and better price realization. These were partially offset by investments in selling and marketing initiatives. The increase in operating margins in 2011 was due to lower restructuring and impairment charges of $5 million compared to 2010 as well as higher volume and better price realization. These were partially offset by higher input costs, investments in selling and marketing initiatives and higher incentive-based compensation.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2012 totaled $144.8 million compared to $134.3 million generated in 2011.  Changes in working capital balances resulted in a $33.0 million source of cash in 2012 compared to $12.9 million in the prior year.

The source of cash related to working capital balances in 2012 was primarily driven from lower inventory of $9.5 million and increased current liabilities of $32.3 million. The increase in current liabilities is comprised of a $25.4 million increase in trade accounts payable, a $2.2 million increase in other accruals, namely compensation and marketing expense accruals and a $4.7 million increase in tax-related accruals. These sources of cash were offset partially by a $7.0 million increase in trade receivables due to increased sales during the fourth quarter.

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

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2012 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.4 percent, 2.3 percent and 2.8 percent at the end of fiscal years 2012, 2011 and 2010, respectively. The Corporation’s inventory turns were 14, 16 and 16, for 2012, 2011 and 2010, respectively.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $60.3 million in 2012, $31.1 million in 2011 and $26.7 million in 2010.  These expenditures continue to focus on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives as well as the implementation of new integrated software systems to support business process transformation.  The Corporation anticipates capital expenditures for 2013 to total $70 to $75 million, primarily related to new products, operational process improvements and the business systems transformation project referred to above.

In 2012, the investing activities reflected a net cash outflow of $25.5 million related to the acquisition of BP Ergo and $1.5 million related to the acquisition of a pellet stove business. The addition of BP Ergo provides the Corporation a presence in the India office furniture market. In 2011, investing activities reflected a net cash outflow of $55 million related to the acquisition of Sagus. The addition of Sagus increased the Corporation's presence in the educational furniture market. Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2011, the Corporation completed the sale of a facility located in Owensboro, Kentucky, a facility located in Salisbury, North Carolina and excess land located in Meadville, Pennsylvania. In 2010, the Corporation completed the sale of a facility located in Louisburg, North Carolina. The proceeds from these sales of $3 million and $1 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2011 and 2010, respectively.

In 2010, the Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment. The combined proceeds from these sales of $4 million are reflected in the Consolidated Statement of Cash Flows in investing activities.

Cash Flow – Financing Activities

On September 28, 2011, the Corporation amended and restated its existing revolving credit facility dated June 11, 2010. The Corporation increased its borrowing capacity from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term to the earlier of (i) September 28, 2016 or (ii) the date 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), subject to certain exceptions. The Corporation effectively decreased interest costs. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement. During 2012 net borrowings under the revolving credit facility peaked at $80 million. As of December 29, 2012, there were no amounts outstanding under the revolving credit facility.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Additional borrowing capacity of $250 million, less amounts used for designated letters of credit, is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect access to future capital to be a constraint on planned growth.  Long-term debt, including capital lease obligations, was 26% of total capitalization as of December 29, 2012, 26% as of December 31, 2011 and 27% as of January 1, 2011.

The credit agreement governing the revolving credit facility and the note purchase agreement pertaining to the Senior Notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

The credit agreement governing the revolving credit facility contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

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

The note purchase agreement governing the Senior Notes also contains a number of covenants, including a covenant requiring maintenance of consolidated debt to consolidated EBITDA (as defined in the note purchase agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the note purchase agreement) to (b) consolidated EBITDA for the last four fiscal quarters.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under the credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At December 29, 2012, the Corporation was well below this ratio and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

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

During 2012, the Corporation repurchased 800,000 shares of its common stock at a cost of approximately $21.0 million, or an average price of $26.28. The Board authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of December 29, 2012 approximately $114.8 million of this authorized amount remained unspent.  During 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10.0 million, or an average price of $30.87. During 2010, the Corporation repurchased 655,032 shares of its common stock at a cost of approximately $17.8 million, or an average price of $27.20.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.95 per common share for 2012, $0.92 for 2011 and $0.86 for 2010.  The last quarterly dividend increase was from $0.23 to $0.24 per common share effective with the June 1, 2012 dividend payment for shareholders of record at the close of business on May 18, 2012.  The average dividend payout percentage for the most recent three-year period has been 185 percent of prior year earnings.

Cash, cash equivalents and short-term investments totaled $49.0 million at the end of 2012 compared to $82.0 million at the end of 2011 and $109.7 million at the end of 2010.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2012, $16.2 million of cash was held overseas and considered permanently reinvested. The Corporation does not believe asserting this cash as permanently reinvested will have any impact on its liquidity.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$183,731	$12,811	$16,729	$154,191	$—
Capital lease obligations	366	129	237	—	—
Operating lease obligations	112,123	25,365	43,482	24,563	18,713
Purchase obligations (2)	60,763	60,763	—	—	—
Other long-term obligations (3)	36,743	4,072	9,515	3,906	19,250
Total	$393,726	$103,140	$69,963	$182,660	$37,963

(1)	Interest has been included for all debt at the fixed rate in effect as of December 29, 2012, as applicable.

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2012 ended on December 29, 2012; 2011 ended on December 31, 2011; and 2010 ended on January 1, 2011.  The financial statements for fiscal years 2012, 2011 and 2010 are all on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

As of December 29, 2012, there was approximately $219 million in outstanding accounts receivable and $5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $5 million at year-end 2011 and $5 million at year-end 2010.

Inventory valuation – Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out ("LIFO") method. The value of inventories on the LIFO basis represented about 70%, 67% and 77% of total inventories at December 29, 2012, December 31, 2011 and January 1, 2011, respectively. If the first-in, first-out ("FIFO") method had been in use, inventories would have been $25.5 million, $25.9 million and $23.8 million higher than reported at December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products reportable segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for the annual impairment evaluation for certain reporting units during the fourth quarter of 2012 where the fair value was well in excess of carrying value in prior years analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not the fair values of the reporting units were greater than their carrying amount. Therefore, no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth industries and recent and forecasted financial performance.

The Corporation prepared a two-step fair value analysis for all other reporting units. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 11%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation computed the fair value of the reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

If the fair value of the reporting unit is less than its carrying value, an additional step is required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment and, accordingly, such impairment is recognized.

As a result of the review performed in the fourth quarter of 2012, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded.

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

The Corporation has two recently acquired reporting units within the office furniture segment where the fair value exceeds the carrying value by fourteen percent and twenty-three percent. There is approximately $28 million of total goodwill associated with these two reporting units. While management does not believe that impairment is probable, the performance of these businesses require continued improvement in future periods to sustain their carrying value. Holding the other valuation assumptions constant, a downward shift in future operating profits of fifteen percent across all periods from projected levels would indicate the carrying value of the businesses are in excess of the fair value as of the measurement date. The amount of any future impairment is dependent on the performance of the businesses which are dependent upon a number of variables which cannot be predicted with certainty.

Goodwill of approximately $288 million remains on the consolidated balance sheet as of the end of fiscal 2012.

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2012 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review, the Corporation determined the fair value of all trade names exceed their carrying value. The Corporation has one trade name with a carrying value of $11 million and the fair value exceeds the carrying value by 5 percent. In 2010 the Corporation recorded an impairment charge of $1.1 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. A carrying value of all indefinite-lived trade names of approximately $41 million remains on the consolidated balance sheet at the end of fiscal 2012.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  During 2010, the Corporation committed to a plan to sell certain hearth product retail and distribution locations and classified the group of net assets as held for sale. The Corporation recorded an impairment charge of $4.9 million in 2010 to adjust the carrying value of the net assets to fair market value less cost to sell as of the reporting date. The Corporation also recorded an impairment charge of $2.0 million upon the sale of a non-core business in the office furniture segment which was included in discontinued operations in the Consolidated Statements of Income. Intangibles, net of amortization, of approximately $87 million are included on the consolidated balance sheet as of the end of fiscal 2012.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of the speed and magnitude of the economic recovery and its impact on future revenues, operating margins and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.  There are certain reporting units that have been recently acquired and therefore have a historical cost that is closer to the current fair value.  For all reporting units other than the ones described above, the estimated fair value exceeds the carrying value by a large margin with the closest calculated margin at greater than 24 percent of the carrying value.

Self-insured reserves – The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of December 29, 2012, those liabilities totaled $26 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $6.4 million in 2012, $7.2 million in 2011 and $6.6 million in 2010.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Corporation adopted the new guidance beginning January 1, 2012. The guidance did not have a material impact on the Corporation's financial statements.

In July 2012, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance became effective December 30, 2012, the beginning of the Corporation's 2013 fiscal year. The Corporation does not anticipate this guidance to have any impact on the Corporation's financial statements.

Looking Ahead

Management remains optimistic about the office furniture and hearth markets and the Corporation's long-term prospects.

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

The Corporation began using derivative instruments to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel, in April of 2010. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months. At December 29, 2012, the effect on the consolidated balance sheet was insignificant. The effect on the consolidated statement of income for the year ended December 29, 2012 was a reduction in operating expense of $0.2 million.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard and cartoning.  Steel, aluminum and wood/wood related products are the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles in particular are sensitive to the cost of oil and natural gas.  Oil, natural gas and diesel fuel prices have experienced high volatility in the last several years and as a result the costs of plastics, textiles and transportation have also been volatile.  The cost of wood particleboard has been impacted by continued downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering and price increases on its products; however, historically, margins have been negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of December 29, 2012, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2012 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011	73

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits
An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 75.  The following exhibits are filed herewith:

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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 22, 2013	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 22, 2013
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 22, 2013
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 22, 2013
Mary H. Bell

/s/ Miguel M. Calado	Director	February 22, 2013
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 22, 2013
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 22, 2013
James R. Jenkins

/s/ Dennis J. Martin	Director	February 22, 2013
Dennis J. Martin

/s/ Larry B. Porcellato	Director	February 22, 2013
Larry B. Porcellato

Signature	Title	Date

/s/ Abbie J. Smith	Director	February 22, 2013
Abbie J. Smith

/s/ Brian E. Stern	Director	February 22, 2013
Brian E. Stern

/s/ Ronald V. Waters, III	Lead Director	February 22, 2013
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

On August 13, 2012, the Corporation completed the acquisition of 97.8% of BP Ergo as discussed in the Business Combination footnote to the Corporation's consolidated financial statements. Management excluded BP Ergo from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year. BP Ergo is a majority-owned subsidiary, whose total assets and total revenues represent 4% and less than 1%, respectively, of the consolidated financial statement amounts as of and for the year ended December 29, 2012.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 29, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 29, 2012, HNI Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of HNI Corporation’s internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 29, 2012, December 31, 2011, and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control Over Financial Reporting, management has excluded BP Ergo from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Corporation in a purchase business combination during 2012. We have also excluded BP Ergo from our audit of internal control over financial reporting. BP Ergo is a majority-owned subsidiary, whose total assets and total revenues represent 4% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 22, 2013

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except for per share data)
For the Years	2012	2011	2010
Net sales	$2,004,003	$1,833,450	$1,686,728
Cost of products sold	1,314,776	1,194,387	1,101,112
Gross profit	689,227	639,063	585,616
Selling and administrative expenses	599,656	554,315	518,257
Restructuring related and impairment charges	1,944	3,261	9,449
Operating income	87,627	81,487	57,910
Interest income	842	623	471
Interest expense	10,865	11,951	11,903
Income from continuing operations before income taxes	77,604	70,159	46,478
Income taxes	29,278	24,411	16,797
Income from continuing operations, less applicable income taxes	48,326	45,748	29,681
Discontinued operations, less applicable income taxes	—	—	(2,558)
Net income	48,326	45,748	27,123
Less: Net income (loss) attributable to the noncontrolling interest	(641)	(238)	182
Net income attributable to HNI Corporation	$48,967	$45,986	$26,941
Income from continuing operations attributable to HNI Corporation per common share – basic	$1.08	$1.03	$0.66
Discontinued operations attributable to HNI Corporation per common share – basic	$—	$—	$(0.06)
Net income attributable to HNI Corporation per common share – basic	$1.08	$1.03	$0.60
Weighted average shares outstanding – basic	45,211,385	44,803,248	44,993,934
Income from continuing operations attributable to HNI Corporation per common share – diluted	$1.07	$1.01	$0.65
Discontinued operations attributable to HNI Corporation per common share – diluted	$—	$—	$(0.06)
Net income attributable to HNI Corporation per common share – diluted	$1.07	$1.01	$0.59
Weighted average shares outstanding - diluted	45,819,979	45,694,278	45,808,704

Other comprehensive income (loss) net of tax	$(402)	$56	$2,433
Comprehensive income	47,924	45,804	29,556
Less: Comprehensive income attributable to noncontrolling interest	(641)	(238)	182
Comprehensive income attributable to HNI Corporation	$48,565	$46,042	$29,374
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2012	2011	2010
Assets
Current Assets
Cash and cash equivalents	$41,782	$72,812	$99,096
Short-term investments	7,250	9,157	10,567
Receivables, net	213,490	204,036	190,118
Inventories	93,515	101,873	68,956
Deferred income taxes	21,977	18,797	18,467
Prepaid expenses and other current assets	26,926	27,365	20,957
Total Current Assets	404,940	434,040	408,161
Property, Plant, and Equipment	240,490	229,727	231,781
Goodwill	288,348	270,761	260,634
Other Assets	145,853	119,730	97,304
Total Assets	$1,079,631	$1,054,258	$997,880
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$390,958	$358,290	$311,066
Note payable and current maturities of long-term debt and capital lease obligations	4,554	30,345	50,029
Current maturities of other long-term obligations	373	275	256
Total Current Liabilities	395,885	388,910	361,351
Long-Term Debt	150,146	150,200	150,000
Capital Lease Obligations	226	340	111
Other Long-Term Liabilities	57,281	52,716	47,437
Deferred Income Taxes	55,433	42,770	30,525
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,951	44,855	44,841
Authorized: 200,000
Issued and outstanding: 2012-44,951; 2011-44,855; 2010-44,841
Additional paid-in capital	20,153	24,277	18,011
Retained Earnings	353,942	348,210	343,474
Accumulated other comprehensive income	1,313	1,715	1,659
Total HNI Corporation shareholders’ equity	420,359	419,057	407,985
Noncontrolling interest	301	265	471
Total Equity	420,660	419,322	408,456
Total Liabilities and Equity	$1,079,631	$1,054,258	$997,880
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2010	$45,093	$19,695	$355,270	$(774)	$341	$419,625
Comprehensive income:
Net income			26,941		182	27,123
Other comprehensive income				2,433		2,433
Distributions to noncontrolling interest					(52)	(52)
Cash dividends; $0.86 per share			(38,737)			(38,737)
Common shares – treasury:
Shares purchased	(655)	(17,162)				(17,817)
Shares issued under Members’ Stock Purchase Plan and stock awards	403	15,478				15,881
Balance, January 1, 2011	$44,841	$18,011	$343,474	$1,659	$471	$408,456
Comprehensive income:
Net income (loss)			45,986		(238)	45,748
Other comprehensive income				56		56
Distributions to noncontrolling interest					(87)	(87)
Change in ownership of noncontrolling interest					119	119
Cash dividends; $0.92 per share			(41,250)			(41,250)
Common shares – treasury:
Shares purchased	(324)	(9,676)				(10,000)
Shares issued under Members’ Stock Purchase Plan and stock awards	338	15,942				16,280
Balance, December 31, 2011	$44,855	$24,277	$348,210	$1,715	$265	$419,322
Comprehensive income:
Net income (loss)			48,967		(641)	48,326
Other comprehensive income				(402)		(402)
Distributions to noncontrolling interest					(124)	(124)
Change in ownership of noncontrolling interest			(194)		801	607
Cash dividends; $0.95 per share			(43,041)			(43,041)
Common shares – treasury:
Shares purchased	(800)	(20,221)				(21,021)
Shares issued under Members’ Stock Purchase Plan and stock awards	896	16,097				16,993
Balance, December 29, 2012	$44,951	$20,153	$353,942	$1,313	$301	$420,660
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2012	2011	2010
Net Cash Flows From (To) Operating Activities:
Net income	$48,326	$45,748	$27,123
Noncash items included in net income:
Depreciation and amortization	43,360	46,287	58,630
Other postretirement and post-employment benefits	1,678	1,660	1,691
Stock-based compensation	6,437	7,171	6,601
Excess tax benefits from stock compensation	(4,156)	(99)	(25)
Deferred income taxes	7,060	12,400	7,196
Net loss on sales, retirements and impairments of long-lived assets and intangibles	1,032	273	8,951
Stock issued to retirement plan	4,864	4,906	5,400
Other – net	2,557	849	2,025
Changes in working capital, excluding acquisition and disposition:
Receivables	(6,993)	(6,924)	(30,027)
Inventories	9,546	(11,279)	(4,391)
Prepaid expenses and other current assets	(1,799)	(4,352)	(527)
Accounts payable and accrued expenses	27,606	39,856	14,412
Income taxes	4,662	(4,444)	529
Increase (decrease) in other liabilities	597	2,226	(3,204)
Net cash flows from (to) operating activities	144,777	134,278	94,384
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(39,473)	(27,795)	(25,683)
Proceeds from sale of property, plant and equipment	1,182	3,255	2,289
Capitalized software	(20,797)	(3,348)	(1,039)
Acquisition spending, net of cash acquired	(26,894)	(54,990)	(149)
Purchase of investments	(5,554)	(15,555)	(15,040)
Sales or maturities of investments	4,762	6,480	10,624
Other – net	961	412	3,945
Net cash flows from (to) investing activities	(85,813)	(91,541)	(25,053)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(21,021)	(10,000)	(17,817)
Withholding related to net share settlements of equity based awards	(5,995)	—	—
Proceeds from long-term debt	148,844	5,455	50,157
Payments of note and long-term debt and other financing	(179,333)	(26,523)	(54,241)
Proceeds from sale of HNI Corporation common stock	6,396	3,198	3,004
Excess tax benefits from stock compensation	4,156	99	25
Dividends paid	(43,041)	(41,250)	(38,737)
Net cash flows from (to) financing activities	(89,994)	(69,021)	(57,609)
Net increase (decrease) in cash and cash equivalents	(31,030)	(26,284)	11,722
Cash and cash equivalents at beginning of year	72,812	99,096	87,374
Cash and cash equivalents at end of year	$41,782	$72,812	$99,096
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,865	$11,968	$12,062
Income taxes	$13,404	$14,099	$7,079
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION and subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers and national office product distributors and directly to end-user customers and federal and state governments. Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia and India; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2012 ended on December 29, 2012; 2011 ended on December 31, 2011; and 2010 ended on January 1, 2011.  The financial statements for fiscal years 2012, 2011 and 2010 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Cash, Cash Equivalents and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months.  The Corporation has short-term investments with maturities of less than one year and also has investments with maturities greater than one year included in Other Assets on the Consolidated Balance Sheets.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Debt securities including government and corporate bonds are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The specific identification method is used to determine realized gains and losses on the trade date.  The Corporation has invested in an investment fund which is valued at fair market value with changes recorded through the income statement.

At December 29, 2012, December 31, 2011 and January 1, 2011, cash, cash equivalents and investments consisted of the following:

Year-End 2012 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$250	$—
Available-for-sale securities
Debt securities	—	7,000	13,356
Cash and money market accounts	41,782	—	—
Total	$41,782	$7,250	$13,356

Year-End 2011 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$257	$—
Available-for-sale securities
Debt securities	—	8,900	10,714
Cash and money market accounts	72,812	—	—
Total	$72,812	$9,157	$10,714

Year-End 2010 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$255	$—
Available-for-sale securities
Debt securities	—	9,607	—
Investment in target fund	—	705	—
Cash and money market accounts	99,096	—	—
Total	$99,096	$10,567	$—

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $5.2 million, $4.8 million and $5.5 million, for 2012, 2011 and 2010, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 70%, 67% and 77% of its inventory by the LIFO method at December 29, 2012, December 31, 2011 and January 1, 2011, respectively.  During 2012 and 2010, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.8 million and $1.5 million in 2012 and 2010, respectively. If the FIFO method had been in use, inventories would have been $25.5 million, $25.9 million and $23.8 million higher than reported at December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

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

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for certain reporting units for the annual impairment evaluation during the fourth quarter of 2012 where the fair value was well in excess of carrying value in prior year analysis. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth products industries and recent and forecasted financial performance. The Corporation performed the two-step goodwill impairment test for all other reporting units and used various valuation techniques with the primary technique being a discounted cash flow method. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $87 million are included in other assets on the consolidated balance sheet as of the end of fiscal 2012.

See Goodwill and Other Intangible Assets footnote for further information.

Product Warranties
The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component failing during normal use because of a defect in design, materials or workmanship.  Reserves have been established for the various costs associated with the Corporation's warranty programs and are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2012	2011	2010
Balance at the beginning of the period	$12,910	$12,930	$12,684
Accrual assumed from acquisition	301	222	—
Accruals for warranties issued during the period	18,370	15,581	15,747
Accrual related to pre-existing warranties	432	(100)	1,223
Settlements made during the period	(18,958)	(15,723)	(16,724)
Balance at the end of the period	$13,055	$12,910	$12,930

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $26.9 million in 2012, $23.1 million in 2011 and $21.8 million in 2010 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  Amounts recorded were $122.1 million in 2012, $112.3 million in 2011 and $97.8 million in 2010.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $25.3 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of December 29, 2012.  See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under stock options, restricted stock units and common stock equivalents under the Corporation's deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2012	2011	2010
Numerators:
Numerators for both basic and diluted EPS net income (loss) attributable to parent company	$48,967	$45,986	$26,941
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	45,211	44,803	44,994
Potentially dilutive shares from stock option plans	609	891	815
Denominator for diluted EPS	45,820	45,694	45,809
Earnings per share – basic	$1.08	$1.03	$0.60
Earnings per share – diluted	$1.07	$1.01	$0.59

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2012, 2011 and 2010 because inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion was 1,760,220; 1,969,085 and 1,439,911 for 2012, 2011 and 2010, respectively.

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

Self-Insurance
The Corporation is primarily self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of December 29, 2012, these liabilities totaled $25.7 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Corporation adopted the new guidance beginning January 1, 2012. The guidance did not have a material impact on the Corporation's financial statements.

In July 2012, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. This guidance became effective December 30, 2012, the beginning of the Corporation's 2013 fiscal year. The Corporation does not anticipate this guidance to have any impact on the Corporation's financial statements.

Restructuring Related and Impairment Charges
During 2011, the Corporation made the decision to transition out of its Lithia Springs, Georgia office furniture distribution center and the transition was completed in fourth quarter 2012. The distribution center was operated by a third-party logistics provider. The Corporation added distribution capacity to its Cedartown, Georgia office furniture manufacturing facility and distribution center to make up for the loss of the Lithia Springs distribution center. To make room for the additional distribution capacity, the Corporation consolidated some office furniture manufacturing production from the Cedartown facility into existing office furniture manufacturing facilities in Muscatine, Iowa. In addition, during 2011, the Corporation made the decision to consolidate some office furniture manufacturing production from its Hickory, North Carolina facility into its Wayland, New York facility. In connection with the closure, consolidations and realignment, the Corporation recorded $0.2 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.8 million of severance and facility exit costs recorded as restructuring costs in 2011. During 2012, the Corporation recorded current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.5 million of severance and facility exit costs recorded as restructuring costs. These included impairment of leasehold improvements of $0.2 million which was a non-cash transaction.

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

During 2010, the Corporation completed the shutdown of three office furniture facilities in South Gate, California; Louisburg, North Carolina; and Owensboro, Kentucky and consolidated production into existing office furniture manufacturing facilities.  The Corporation announced and started these activities during 2009. During 2010, the Corporation recorded current period charges which included $0.3 million of accelerated depreciation of machinery and equipment recorded in cost of sales and $1.6 million of other costs recorded as restructuring costs. During 2011 and 2012, the Corporation incurred $0.5 million and $0.4 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

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

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2010.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at January 2, 2010	$4,389	$1,569	$5,958
Restructuring charges	1,768	2,134	3,902
Cash payments	(3,768)	(3,460)	(7,228)
Restructuring reserve at January 1, 2011	$2,389	$243	$2,632
Restructuring charges	636	2,625	3,261
Cash payments	(1,957)	(2,837)	(4,794)
Restructuring reserve At December 31, 2011	$1,068	$31	$1,099
Restructuring charges	(316)	2,107	1,791
Cash Payments	(560)	(2,120)	(2,680)
Restructuring reserve At December 29, 2012	$192	$18	$210

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

Business Combinations
The Corporation completed the acquisition of 97.8% of the capital stock of BP Ergo Limited, a leading manufacturer and marketer of office furniture in India, on August 13, 2012 for a purchase price of approximately $25.5 million and assumption of $4.1 million of short-term bank debt. BP Ergo goes to market through a national network of sales branches and dealers supported by two manufacturing locations. The Corporation will finalize the allocation of the purchase price during 2013. Any modification is not expected to be significant. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires use of estimates and judgments. There were approximately $9.8 million of intangibles other than goodwill associated with this acquisition with estimated useful lives of ten years with amortization recorded based on the projected cash flow associated with the respective intangible assets' existing relationship. There was approximately $15.9 million of goodwill associated with this acquisition assigned to the office furniture segment. The goodwill is not deductible for tax purposes.

The Corporation completed the acquisition of the pellet stove business of Dansons, Inc. on August 29, 2012 for a purchase price of approximately $1.5 million. There were approximately $1.4 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives of eight years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.

The Corporation completed the acquisition of Sagus International, Inc, a privately held designer and manufacturer of educational furniture on November 14, 2011 for a purchase price of approximately $56.1 million in an all cash transaction.  Sagus operates primarily in North America. The Corporation finalized the allocation of the purchase price during the first quarter of 2012. There were approximately $14.9 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from eight to ten years with amortization recorded based on the projected cash flow associated with the respective intangible assets’ existing relationship.  There was approximately $11.8 million of goodwill associated with this acquisition assigned to the office furniture segment.  The goodwill is deductible for income tax purposes.

The results of the acquired businesses have been included in the Consolidated Financial Statements since the date of acquisition and represent 5% of consolidated net sales for 2012.

Discontinued Operations
The Corporation completed the sale of a small, non-core business in the office furniture segment and a small non-core component of its hearth products segment during 2010. Revenues and expenses associated with these business operations are presented as discontinued operations for all periods presented in the financial statements.

Summarized financial information for discontinued operations is as follows:

(in thousands)	2012	2011	2010
Discontinued Operations:
Operating profit (loss) before tax	$—	$—	$(794)
Income tax provision (benefit)	—	—	(315)
Net profit (loss) from discontinued operations	—	—	(479)
Impairment Loss on Discontinued Operations:
Impairment loss on discontinued operations before tax	—	—	(3,674)
Income tax provision (benefit)	—	—	(1,595)
Net impairment loss on discontinued operations	—	—	(2,079)
Loss from discontinued operations, net of income tax	$—	$—	$(2,558)

Inventories

(In thousands)	2012	2011	2010
Finished products	$47,042	$65,136	$43,389
Materials and work in process	71,945	62,638	49,404
LIFO reserve	(25,472)	(25,901)	(23,837)
	$93,515	$101,873	$68,956

Property, Plant, and Equipment

(In thousands)	2012	2011	2010
Land and land improvements	$26,681	$23,197	$21,554
Buildings	268,003	264,081	257,819
Machinery and equipment	465,014	468,926	474,911
Construction and equipment installation in progress	17,871	11,911	10,221
	777,569	768,115	764,505
Less: accumulated depreciation	537,079	538,388	532,724
	$240,490	$229,727	$231,781

Goodwill and Other Intangible Assets
During 2012, the Corporation acquired net assets with related goodwill of $15.9 million as part of the purchase of BP Ergo. See Business Combinations footnote for details of the acquisition.

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for the annual impairment evaluation for certain reporting units during the fourth quarter of 2012 where the fair value was well in excess of carrying value in prior year analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not that the fair values of the reporting units were greater than their carrying amount. Therefore, no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth products industries and recent and forecasted financial performance.

For all other reporting units the Corporation performed a two-step goodwill impairment test. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  A separate discount rate was utilized for each reporting unit with rates ranging from 10.5% to 11%.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation also computed the fair value of the reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

If the fair value of the reporting unit is less than its carrying value, an additional step is required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment and, accordingly, such impairment is recognized.

As a result of the review performed in the fourth quarter of 2012, the Corporation determined the fair value of its reporting units exceeds the carrying value and, therefore, no impairment of goodwill was recorded.

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

The Corporation has two recently acquired reporting units within the office furniture segment where the fair value exceeds the carrying value by fourteen percent and twenty-three percent. There is approximately $28 million of total goodwill associated with these two reporting units.

The Corporation also owns trade names having a net value of $41 million as of December 29, 2012, $41 million as of December 31, 2011, and $41 million as of January 1, 2011.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation estimates the fair value of the trade names based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review, the Corporation determined the fair value of all trade names exceed their carrying value. The Corporation recorded an impairment charge of $1.1 million in 2010 due to the sale of a non-core business in the office furniture segment which was included in discontinued operations on the Consolidated Statements of Income.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2012	2011	2010
Patents	$18,905	$18,905	$18,605
Software	36,126	15,525	12,698
Customer lists and other	113,811	102,825	107,964
Less: accumulated amortization	81,968	73,228	81,094
Less: impairments	—	—	4,879
Net intangible assets	$86,874	$64,027	$53,294

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

Amortization expense for definite-lived intangibles for 2012, 2011 and 2010, was $8.9 million, $7.6 million and $9.5 million, respectively, and was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2013	2014	2015	2016	2017
Amortization expense	$10.2	$8.8	$7.8	$7.5	$7.4

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since January 2, 2010, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2010
Goodwill	$123,948	$166,525	$290,473
Accumulated impairment losses	(29,359)	—	(29,359)
	94,589	166,525	261,114
Goodwill acquired during the year	—	—	—
Impairment losses	—	(143)	(143)
Goodwill related to the sale of business units	—	(486)	(486)
Final purchase price allocations/contingent payments from prior year acquisitions	—	149	149
Balance as of January 1, 2011
Goodwill	123,948	166,188	290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	94,589	166,045	260,634
Goodwill acquired during the year	10,127	—	10,127
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	—	—	—
Balance as of December 31, 2011
Goodwill	134,075	166,188	300,263
Accumulated impairment losses	(29,359)	(143)	(29,502)
	104,716	166,045	270,761
Goodwill acquired during the year	15,867	—	15,867
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	1,720	—	1,720
Balance as of December 29, 2012
Goodwill	151,662	166,188	317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$122,303	$166,045	$288,348

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

Accounts Payable and Accrued Expenses

(In thousands)	2012	2011	2010
Trade accounts payable	$189,391	$159,292	$123,601
Compensation	36,671	36,067	31,299
Profit sharing and retirement expense	20,821	19,284	18,971
Marketing expenses	32,979	30,653	27,685
Freight	12,826	13,816	13,757
Other accrued expenses	98,270	99,178	95,753
	$390,958	$358,290	$311,066

Long-Term Debt

(In thousands)	2012	2011	2010
Note payable to bank, revolving credit facility with interest at a variable rate (2011-1.80%;2010-2.77%)	$—	$30,000	$50,000
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Other notes and amounts	4,586	437	—
Total debt	154,586	180,437	200,000
Less: current portion	4,440	30,237	50,000
Long-term debt	$150,146	$150,200	$150,000

Aggregate maturities of long-term debt are as follows:
(In thousands)
2013	$4,440
2014	55
2015	55
2016	150,036
2017	—
Thereafter	$—

On September 28, 2011, the Corporation, certain subsidiaries of the Corporation, certain lenders and Wells Fargo Bank, National Association, as administrative agent, entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the Corporation's existing revolving credit facility dated June 11, 2010.

The Corporation increased its borrowing capacity under the Credit Agreement from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term of the Existing
Facility under the Credit Agreement from June 11, 2014, to the earlier of (i) September 28, 2016 or (ii) the date 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), subject to certain exceptions.

The Corporation effectively decreased (i) interest payable under the Credit Agreement by reducing the percentage spread applicable to both alternate base rate and traditional LIBOR revolving loans and (ii) the quarterly commitment fee payable by decreasing the rate range depending on the Corporation's consolidated leverage ratio.

Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the Credit Agreement.  As of December 29, 2012, there was no amount outstanding under the revolving credit facility.

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under a revolving credit facility with 5.54% percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been, and currently is, in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2012 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated based on discounted cash flow method (Level 2) to be $161 million at December 29, 2012, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2012	2011	2010
Current:
Federal	$19,132	$8,931	$5,530
State	2,460	1,929	2,176
Foreign	1,175	1,719	569
Current provision	22,767	12,579	8,275
Deferred:
Federal	6,692	10,829	7,027
State	603	1,307	(331)
Foreign	(784)	(304)	(84)
Deferred provision	6,511	11,832	6,612
	$29,278	$24,411	$14,887

The differences between the actual tax expense (benefit) and tax expense (benefit) computed at the statutory U.S. Federal tax rate are explained as follows:

	2012	2011	2010
Federal statutory tax expense (benefit)	$27,386	$24,639	$14,640
State taxes, net of federal tax effect	2,164	2,096	1,199
Credit for increasing research activities	—	(942)	(839)
Deduction related to domestic production activities	(1,192)	(1,005)	(874)
Foreign income tax differential	(899)	(629)	(666)
Executive compensation limitation	1,672	40	—
Valuation allowance	—	2	1,149
Uncertain tax positions	611	654	558
Other tax credits	—	(203)	—
Other – net	(464)	(241)	(280)
Total income tax expense (benefit)	$29,278	$24,411	$14,887

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2012	2011	2010
Net long-term deferred tax liabilities:
Compensation	5,399	4,367	4,324
Stock-based compensation	7,069	5,582	4,086
Accrued post-retirement benefit obligations	5,918	5,749	5,459
OCI tax effected items	2,585	2,159	1,394
Other – net	435	3,501	2,862
Total long-term deferred tax assets	21,406	21,358	18,125
Goodwill	(63,200)	(56,878)	(47,186)
Tax over book depreciation	$(12,720)	$(6,300)	$(450)
Total long-term deferred tax liabilities	(75,920)	(63,178)	(47,636)
Valuation allowance	(919)	(950)	(1,014)
Total net long-term deferred tax liabilities	(55,433)	(42,770)	(30,525)
Net current deferred tax assets:
Allowance for doubtful accounts	1,233	1,691	1,987
Vacation accrual	3,920	3,078	2,938
Inventory differences	3,660	3,676	3,730
Marketing accrual	1,348	1,323	1,653
Warranty accrual	4,587	4,748	4,861
Compensation	5,609	5,532	1,758
Other – net	7,042	4,300	6,213
Total current deferred tax assets	27,399	24,348	23,140
Deferred income	(3,949)	(3,933)	(3,040)
Prepaids	(812)	(952)	(1,017)
Total current deferred tax liabilities	(4,761)	(4,885)	(4,057)
Valuation allowance	(661)	(666)	(616)
Total net current deferred tax assets	21,977	18,797	18,467
Net deferred tax (liabilities) assets	$(33,456)	$(23,973)	$(12,058)

At December 29, 2012, the Corporation has approximately $36.8 million of U.S. state tax net operating losses and $3.3 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Unrecognized tax benefits, beginning of period	$3,098	$3,193	$3,446
Increases (decreases) in positions taken in a prior period	14	492	78
Decreases in positions taken in a prior period	(8)	(16)	(73)
Increases in positions taken in a current period	626	670	571
Decrease due to settlements	—	—	—
Decrease due to lapse of statute of limitations	(803)	(1,241)	(829)
Unrecognized tax benefits, end of period	$2,927	$3,098	$3,193

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $2.9 million at December 29, 2012, $3.0 million at December 31, 2011 and $2.9 million at January 1, 2011.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $30,600.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.3 million,  $0.3 million and $0.4 million as of December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Tax years 2009 through 2012 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2007 through 2012 remain open to examination.

As of December 29, 2012, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. There were approximately $25.3 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of December 29, 2012.

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

As of December 29, 2012, $0.1 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Condensed Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	2012	2011	2010
Interest rate swap	Accounts payable and accrued expenses	$—	$—	$(907)
Diesel fuel swap	Prepaid expenses and other current assets	123	165	277
Diesel fuel swap	Accounts payable and accrued expenses	(242)	(256)	—
		$(119)	$(91)	$(630)

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended December 29, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$—	Interest expense	$—	None	$—
Diesel fuel swap	213	Selling and administrative expense	243	Selling and administrative expense	—
Total	$213		$243		$—

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended December 31, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$10	Interest expense	$(898)	None	$—
Diesel fuel swap	747	Selling and administrative expense	1,112	Selling and administrative expense	—
Total	$757		$214		$—

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended January 1, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(447)	Interest expense	$(2,088)	None	$—
Diesel fuel swap	(120)	Selling and administrative expense	(395)	Selling and administrative expense	2
Total	$(567)		$(2,483)		$2

Fair Value Measurements of Financial Instruments
For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities and its investment in target funds.  The marketable securities were comprised of investments in government securities, corporate bonds and money market funds.  The target funds are reported as both current and noncurrent assets based on the portion anticipated to be used for current operations.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value for the year ended December 29, 2012 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,295	$—	$15,295	$—
Corporate bonds	$5,061	$—	$5,061	$—
Derivative financial instrument	$(119)	$—	$(119)	$—

Assets measured at fair value for the year ended December 31, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instrument	$(91)	$—	$(91)	$—

Assets measured at fair value for the Corporation’s fiscal year ended January 1, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in target funds	$705	$—	$705	$—
Government securities	$8,364	$—	$8,364	$—
Corporate bonds	$1,243	$—	$1,243	$—
Derivative financial instrument	$(630)	$—	$(630)	$—

Shareholders’ Equity

	2012	2011	2010
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,950,703	44,855,207	44,840,701
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Corporation purchased 800,000; 323,965; and 655,032 shares of its common stock during 2012, 2011 and 2010, respectively.  The par value method of accounting is used for common stock repurchases.

The following table reconciles net income to comprehensive income attributable to HNI Corporation:

(in thousands)	2012	2011	2010
Net income	$48,326	$45,748	$27,123
Other comprehensive income, net of income tax as applicable:
Foreign currency translation adjustments	264	796	889
Change in unrealized gains (losses) on marketable securities	62	191	(48)
Change in pension and postretirement liability	(708)	(1,270)	397
Change in derivative financial instruments	(20)	339	1,195
Comprehensive income	47,924	45,804	29,556
Comprehensive income attributable to noncontrolling interest	(641)	(238)	182
Comprehensive income attributable to HNI Corporation	$48,565	$46,042	$29,374

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income loss:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2010	$3,526	$—	$(2,710)	$(1,590)	$(774)
Change during year	889	(74)	636	1,915	3,366
Less: Taxes	—	(26)	239	720	933
Balance at January 1, 2011	4,415	(48)	(2,313)	(395)	1,659
Change during year	796	294	(2,035)	543	(402)
Less: Taxes	—	103	(765)	204	(458)
Balance at December 31, 2011	5,211	143	(3,583)	(56)	1,715
Change during year	264	95	(1,132)	(30)	(803)
Less: Taxes	—	33	(424)	(10)	(401)
Balance at December 29, 2012	$5,475	$205	$(4,291)	$(76)	$1,313

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2012, 2011, and 2010, 42,620; 32,487; and 27,510 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2012	2011	2010
Common shares	0.95	0.92	0.86

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2012, 106,592 shares of common stock were issued under the Purchase Plan at an average price of $18.86.  During 2011, 104,379 shares of common stock were issued under the plan at an average price of $17.39.  During 2010, 94,925 shares of common stock were issued under the Purchase Plan at an average price of $19.52.  An additional 617,498 shares were available for issuance under the Purchase Plan at December 29, 2012.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation or, upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 29, 2012, there were approximately 1.2 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has the shareholder approved Purchase Plan.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the applicable purchase date.  During 2012, 106,592 shares of the Corporation’s common stock were issued under the Purchase Plan at an average price of $18.86.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described above was $6.4 million, $7.2 million and $6.6 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.3 million, $2.5 million and $2.3 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

The stock compensation expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Dec. 29, 2012	Year Ended Dec. 31, 2011	Year Ended Jan. 1, 2011
Expected term	6 years	6 years	6 years
Expected volatility:
Range used	48.25%-48.34%	45.22%	42.54%
Weighted-average	48.25%	45.22%	42.54%
Expected dividend yield:
Range used	2.90%-3.61%	2.88%-3.42%	3.58%
Weighted-average	3.60%	2.90%	3.58%
Risk-free interest rate:
Range used	0.90%-1.17%	1.99%-3.70%	4.02%

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

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2010.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 2, 2010	1,855,634	$29.03
Granted	776,159	23.99
Exercised	(53,216)	19.87
Forfeited or Expired	(13,778)	37.20
Outstanding at January 1, 2011	2,564,799	$27.65
Granted	499,735	31.82
Exercised	(34,000)	26.45
Forfeited or Expired	(33,783)	30.84
Outstanding at December 31, 2011	2,996,751	$28.33
Granted	727,381	25.51
Exercised	(149,000)	25.80
Forfeited or Expired	(118,618)	24.99
Outstanding at December 29, 2012	3,456,514	$27.96

A summary of the Corporation’s nonvested shares as of December 29, 2012 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	2,201,510	$7.27
Granted	727,381	8.32
Vested	(460,838)	6.52
Forfeited	(66,678)	6.78
Nonvested at December 29, 2012	2,401,375	$7.74

At December 29, 2012, there was $7.5 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.3 years.  Information about stock options vested or expected to vest and are exercisable at December 29, 2012, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	3,328,501	$28.24	6.5	$2,563
Exercisable	1,084,064	$37.74	3.5	—

The weighted-average grant-date fair value of options granted was $8.32, $11.58 and $7.84, for 2012, 2011 and  2010, respectively.  Other information for the last three years is as follows:

(In thousands)	Dec. 29, 2012	Dec. 31, 2011	Jan. 1, 2011
Total fair value of shares vested	$3,005	$2,150	$2,083
Total intrinsic value of options exercised	388	178	526
Cash received from exercise of stock options	3,845	232	681
Tax benefit realized from exercise of stock options	138	63	180
In 2012, 2011, 2010 and 2009, the Corporation issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2010	680,956	$7.87
Granted	153,799	21.50
Vested	(13,384)	24.05
Forfeited	(18,574)	12.32
Outstanding at January 1, 2011	802,797	$10.37
Granted	14,000	24.37
Vested	(16,048)	7.84
Forfeited	(13,944)	13.94
Outstanding at December 31, 2011	786,805	$10.61
Granted	10,526	21.19
Vested	(631,759)	7.87
Forfeited	(8,352)	22.02
Outstanding at December 29, 2012	157,220	$21.71

At December 29, 2012, there was $0.5 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 0.8 year.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $20.8 million, $19.6 million, and $19.1 million, in 2012, 2011, and 2010, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $5.4 million, $4.9 million, and $4.9 million in 2012, 2011, and 2010, respectively.

The Corporation sponsors defined benefit plans which include a limited number of salaried and hourly members at certain subsidiaries.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $281,000, $196,000 and $228,000, in 2012, 2011 and 2010, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

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

(In thousands)	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$16,872	$15,411	$15,254
Service cost	450	364	362
Interest cost	721	804	839
Benefits paid	(1,131)	(909)	(1,023)
Actuarial (gain)/loss	1,635	1,202	(21)
Benefit obligation at end of year	$18,547	$16,872	$15,411
Change in plan assets
Fair value at beginning of year	$—	$—	$—
Actual return on assets	—	—	—
Employer contribution	1,131	909	1,023
Transferred out	—	—	—
Benefits paid	(1,131)	(909)	(1,023)
Fair value at end of year	$—	$—	$—
Funded Status of Plan	$(18,547)	$(16,872)	$(15,411)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$994	$988	$1,032
Noncurrent liabilities	$17,554	$15,884	$14,379
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$1,129	$(506)	$(1,724)
Transition (asset)/obligation	117	624	1,131
Prior service cost	—	—	—
	$1,246	$118	$(593)
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$118	$(593)	$(81)
Actuarial (gain)/loss	1,635	1,202	(21)
Amortization of actuarial gain or loss	—	17	17
Amortization of transition amount	(507)	(508)	(508)
Amortization of prior service cost	—	—	—
Amount disclosed at end of year	$1,246	$118	$(593)

Estimated Future Benefit Payments (In thousands)
Fiscal 2013	994
Fiscal 2014	987
Fiscal 2015	993
Fiscal 2016	1,008
Fiscal 2017	1,035
Fiscal 2018 – 2022	5,795
Expected Contributions During Fiscal 2013
Total	$994

The discount rates at fiscal year-end 2012, 2011 and 2010, were 3.7%, 4.4% and 5.4%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2013
Service cost	$525
Interest cost	668
Amortization of net (gain)/loss	—
Amortization of unrecognized transition (asset)/obligation	116
Net periodic postretirement benefit cost/(income)	$1,309

A discount rate of 3.7% was used to determine net periodic benefit cost for 2013.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2012 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2013	$129	$25,364
2014	129	23,782
2015	108	19,700
2016	—	16,985
2017	—	7,578
Thereafter	—	18,713
Total minimum lease payments	366	$112,122
Less: amount representing interest	26
Present value of net minimum lease payments, including current maturities of $	$340

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2012	2011	2010
Buildings	$—	$—	$—
Machinery and equipment	—	—	10
Office equipment	570	570	156
	570	570	166
Less: allowances for depreciation	232	118	18
	$338	$452	$148

Rent expense for the years 2012, 2011 and 2010, amounted to approximately $37.6 million, $29.1 million and $36.7 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2012, 2011, and 2010.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $13 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Reportable Segment Information
Management views the Corporation as being in two reportable segments based on industries:  office furniture and hearth products, with the former being the principal segment.  The aggregated office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories, principally for the home.

For purposes of segment reporting, intercompany sales transfers between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net costs of the Corporation’s corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.  Identifiable assets by segment are those assets applicable to the respective industry segments.  Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the consolidated financial statements for the years ended 2012, 2011, and 2010, is as follows for continuing operations:

(In thousands)	2012	2011	2010
Net sales:
Office furniture	$1,687,302	$1,528,050	$1,404,923
Hearth products	316,701	305,400	281,805
	$2,004,003	$1,833,450	$1,686,728
Operating profit:
Office furniture (a)	$91,849	$99,626	$87,559
Hearth products (b)	26,477	14,752	2,915
Total operating profit	118,326	114,378	90,474
Unallocated corporate expenses	(40,722)	(44,219)	(43,996)
Income (loss) before income taxes	$77,604	$70,159	$46,478
Depreciation and amortization expense:
Office furniture	$34,491	$36,109	$44,717
Hearth products	5,958	7,574	11,474
General corporate	2,911	2,604	2,439
	$43,360	$46,287	$58,630
Capital expenditures (including capitalized software):
Office furniture	$36,080	$24,061	$20,928
Hearth products	2,008	2,179	2,423
General corporate	22,182	4,903	3,371
	$60,270	$31,143	$26,722
Identifiable assets:
Office furniture	$700,665	$671,334	$588,540
Hearth products	254,835	259,142	267,125
General corporate	124,131	123,782	142,215
	$1,079,631	$1,054,258	$997,880

(a)
Included in operating profit for the office furniture segment are pretax charges of $1.9 million, $2.8 million and $4.1 million, for closing of facilities and impairment charges in 2012, 2011 and 2010, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $0.4 million and $5.4 million for closing facilities in 2011 and 2010, respectively.

The Corporation's net sales by product category were as follows for the years ended 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Systems and storage	1,126,272	1,072,629	997,346
Seating	452,923	399,264	361,543
Other	108,107	56,157	46,034
Hearth products	316,701	305,400	281,805
	2,004,003	1,833,450	1,686,728

Summary of Quarterly Results of Operations (Unaudited)
The following table presents certain unaudited quarterly financial information for each of the past 12 quarters.  In the opinion of the Corporation’s management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to state fairly the financial results set forth herein.  Results of operations for any previous quarter are not necessarily indicative of results for any future period.

Year-End 2012: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$445,212	$480,400	$550,855	$527,536
Cost of products sold	298,385	315,287	359,519	341,585
Gross profit	146,827	165,113	191,336	185,951
Selling and administrative expenses	143,734	151,455	149,421	155,046
Restructuring related charges (income)	897	292	172	583
Operating income (loss)	2,196	13,366	41,743	30,322
Interest income (expense) – net	(2,435)	(2,633)	(2,503)	(2,452)
Income (loss) from continuing operations before income taxes	(239)	10,733	39,240	27,870
Income taxes	(86)	3,835	15,036	10,493
Income (loss) from continuing operations, less applicable income taxes	(153)	6,898	24,204	17,377
Discontinued operations, less applicable taxes	—	—	—	—
Net income (loss)	(153)	6,898	24,204	17,377
Less: net income attributable to the noncontrolling interest	(12)	(127)	(286)	(216)
Net income (loss) attributable to HNI Corporation	$(141)	$7,025	$24,490	$17,593
Income (loss) from continuing operations attributable to HNI Corporation – basic	$—	$0.15	$0.54	$0.39
Discontinued operations attributable to HNI Corporation – basic	$—	$—	$—	$—
Net income (loss) attributable to HNI Corporation per common share – basic	$—	$0.15	$0.54	$0.39
Weighted-average common shares outstanding – basic	45,152	45,420	45,224	45,050
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$—	$0.15	$0.53	$0.39
Discontinued operations attributable to HNI Corporation – diluted	$—	$—	$—	$—
Net income (loss) attributable to HNI Corporation per common share – diluted	$—	$0.15	$0.53	$0.39
Weighted-average common shares outstanding – diluted	45,152	45,945	45,820	45,692
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.0	34.4	34.7	35.2
Selling and administrative expenses	32.3	31.5	27.1	29.4
Restructuring related charges	0.2	0.1	—	0.1
Operating income (loss)	0.5	2.8	7.6	5.7
Income taxes	—	0.8	2.7	2.0
Income (loss) from continuing operations	—	1.4	4.4	3.3
Discontinued operations, less applicable taxes	—	—	—	—
Net income (loss) attributable to HNI Corporation	—	1.5	4.4	3.3

Year-End 2011: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$396,151	$432,810	$504,220	$500,269
Cost of products sold	261,427	285,880	324,825	322,255
Gross profit	134,724	146,930	179,395	178,014
Selling and administrative expenses	132,413	136,197	138,671	147,034
Restructuring related charges	1,390	463	277	1,131
Operating income (loss)	921	10,270	40,447	29,849
Interest income (expense) – net	(3,456)	(2,923)	(2,345)	(2,604)
Income (loss) from continuing operations before income taxes	(2,535)	7,347	38,102	27,245
Income taxes	(738)	2,744	13,186	9,219
Income (loss) from continuing operations less applicable taxes	(1,797)	4,603	24,916	18,026
Discontinued operations, less applicable income taxes	—	—	—	—
Net income (loss)	(1,797)	4,603	24,916	18,026
Less: net income attributable to the noncontrolling interest	(42)	(54)	(31)	(111)
Net income (loss) attributable to HNI Corporation	$(1,755)	$4,657	$24,947	$18,137
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.04)	$0.10	$0.56	$0.40
Discontinued operations attributable to HNI Corporation – basic	$—	$—	$—	$—
Net income (loss) per common share – basic	$(0.04)	$0.10	$0.56	$0.40
Weighted-average common shares outstanding – basic	44,853	44,745	44,787	44,828
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.04)	$0.10	$0.55	$0.40
Discontinued operations attributable to HNI Corporation – diluted	$—	$—	$—	$—
Net income (loss) per common share – diluted	$(0.04)	$0.10	$0.55	$0.40
Weighted-average common shares outstanding – diluted	44,853	45,667	45,637	45,759
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.0	33.9	35.6	35.6
Selling and administrative expenses	33.4	31.5	27.5	29.4
Restructuring related charges	0.4	0.1	0.1	0.2
Operating income (loss)	0.2	2.4	8.0	6.0
Income taxes	(0.2)	0.6	2.6	1.8
Income (loss) from continuing operations	(0.5)	1.1	4.9	3.6
Discontinued operations, less applicable taxes	—	—	—	—
Net income (loss) attributable to HNI Corporation	(0.4)	1.1	4.9	3.6

Year-End 2010: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$363,506	$398,222	$458,853	$466,147
Cost of products sold	244,326	256,905	297,635	302,246
Gross profit	119,180	141,317	161,218	163,901
Selling and administrative expenses	122,800	128,032	130,514	136,911
Restructuring related charges	1,834	1,238	(251)	6,628
Operating income (loss)	(5,454)	12,047	30,955	20,362
Interest income (expense) – net	(2,635)	(2,962)	(2,677)	(3,158)
Income (loss) from continuing operations before income taxes	(8,089)	9,085	28,278	17,204
Income taxes	(3,947)	3,493	12,630	4,621
Income (loss) from continuing operations, less applicable taxes	(4,142)	5,592	15,648	12,583
Discontinued operations, less applicable income taxes	(1,711)	(827)	(13)	(7)
Net income (loss)	(5,853)	4,765	15,635	12,576
Less: Net income attributable to the noncontrolling interest	133	62	(46)	33
Net income (loss) attributable to HNI Corporation	$(5,986)	$4,703	$15,681	$12,543
Income (loss) from continuing operations attributable to HNI Corporation – basic	$(0.09)	$0.12	$0.35	$0.28
Discontinued operations attributable to HNI Corporation – basic	$(0.04)	$(0.02)	$—	$—
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.13)	$0.10	$0.35	$0.28
Weighted-average common shares outstanding – basic	45,166	45,193	44,801	44,815
Income (loss) from continuing operations attributable to HNI Corporation – diluted	$(0.09)	$0.12	$0.34	$0.27
Discontinued operations attributable to HNI Corporation – diluted	$(0.04)	(0.02)	$—	$—
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.13)	$0.10	$0.34	$0.27
Weighted-average common shares outstanding – diluted	45,166	46,012	45,601	45,743
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.8	35.5	35.1	35.2
Selling and administrative expenses	33.8	32.2	28.4	29.4
Restructuring related charges	0.5	0.3	(0.1)	1.4
Operating income (loss)	(1.5)	3.0	6.7	4.4
Income taxes	(1.1)	0.9	2.8	1.0
Income (loss) from continuing operations	(1.1)	1.4	3.4	2.7
Discontinued operations, less applicable taxes	(0.5)	(0.2)	—	—
Net income (loss) attributable to HNI Corporation	(1.6)	1.2	3.4	2.7

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2012 – 2010

2012 by Quarter	High	Low	Dividends per Share
1st	$32.01	$24.97	0.23
2nd	27.95	21.57	0.24
3rd	32.02	25.39	0.24
4th	30.24	25.08	0.24
Total Dividends Paid			0.95
2011 by Quarter	High	Low	Dividends per Share
1st	$36.48	$28.42	0.23
2nd	32.78	22.04	0.23
3rd	26.40	15.78	0.23
4th	27.75	17.14	0.23
Total Dividends Paid			0.92
2010 by Quarter	High	Low	Dividends per Share
1st	$28.60	$23.19	0.215
2nd	35.29	25.13	0.215
3rd	29.68	22.80	0.215
4th	33.12	23.97	0.215
Total Dividends Paid			0.86

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2012 – 2008

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2012	$32.02	$21.57	$1.07	30	20
2011	36.48	15.78	1.01	36	16
2010	35.29	22.80	0.59	60	39
2009	29.40	7.70	(0.14)	(210)	(55)
2008	37.97	9.09	1.02	37	9
Five-Year Average				(9)	6

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 29, 2012

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended December 29, 2012:
Allowance for doubtful accounts	$4,838	$870	—	$557	(A)	$5,151
Valuation allowance for deferred tax asset	$1,616	$—	—	36	(A)	$1,580
Year ended December 31, 2011:
Allowance for doubtful accounts	$5,479	$1,889	—	$2,530	(A)	$4,838
Valuation allowance for deferred tax asset	$1,630	$2	—	16	(A)	$1,616
Year ended January 1, 2011:
Allowance for doubtful accounts	$6,410	$2,355	—	$3,286	(A)	$5,479
Valuation allowance for deferred tax asset	$—	$1,630	—	—		1,630

Note A:  Represents amounts written off, net of recoveries and other adjustments.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
(10.1)
HNI Corporation 2007 Stock-Based Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012*

(10.2)
2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

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

(10.09)
HNI Corporation Long-Term Performance Plan, as amended and restated, incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.10)
HNI Corporation Executive Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.11)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.12)
HNI Corporation Directors Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.13)
HNI Corporation Annual Incentive Plan (f/k/a HNI Corporation Executive Bonus Plan), as amended and restated, incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A dated March 26, 2010, for the Registrant's Annual Meeting of Shareholders held on May 11, 2010*

(10.14)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*
(10.15)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (for restricted stock unit awards granted in 2009)*

(10.16)	HNI Corporation Stock-Based Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006*

Exhibit Number	Description of Document

(10.17)
Form of Exercise of Stock Option granted under the HNI Corporation Stock-Based Compensation Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008*

(10.18)	Form of HNI Corporation Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 99D to the Registrant’s Current Report on Form 8-K filed February 22, 2005*
(10.19)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 (for restricted stock unit awards granted in 2010)*

(10.20)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement, incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.21)
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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements(a)

*	Indicates management contract or compensatory plan.

+	Filed herewith.

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