Form 10-Q
period 2013-03-30
HNI CORP
filed 2013-04-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at March 30, 2013 45,457,740

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 30, 2013, and December 29, 2012	3

Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 30, 2013, and March 31, 2012	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 30, 2013, and March 31, 2012	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 30, 2013	December 29, 2012

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$30,910	$41,782
Short-term investments	7,251	7,250
Receivables	194,762	213,490
Inventories (Note C)	106,669	93,515
Deferred income taxes	21,723	21,977
Prepaid expenses and other current assets	31,673	26,926
Total Current Assets	392,988	404,940

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,246	26,681
Buildings	269,293	268,003
Machinery and equipment	461,248	465,014
Construction in progress	21,337	17,871
	779,124	777,569
Less accumulated depreciation	534,743	537,079

Net Property, Plant, and Equipment	244,381	240,490

GOODWILL	288,348	288,348

OTHER ASSETS	147,013	145,853

Total Assets	$1,072,730	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 30, 2013	December 29, 2012

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$332,931	$390,958
Note payable and current maturities of long-term debt and capital lease obligations	49,169	4,554
Current maturities of other long-term obligations	2,834	373
Total Current Liabilities	384,934	395,885

LONG-TERM DEBT	150,132	150,146

CAPITAL LEASE OBLIGATIONS	198	226

OTHER LONG-TERM LIABILITIES	58,360	57,281

DEFERRED INCOME TAXES	57,107	55,433

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
March 30, 2013 – 45,457,740 shares;
December 29, 2012 – 44,950,703 shares	45,458	44,951

Additional paid-in capital	30,673	20,153
Retained earnings	344,375	353,942
Accumulated other comprehensive income	1,341	1,313
Total HNI Corporation shareholders' equity	421,847	420,359

Noncontrolling interest	152	301

Total Equity	421,999	420,660

Total Liabilities and Equity	$1,072,730	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	March 30, 2013	March 31, 2012

	(In thousands, except share and per share data)
Net sales	$442,297	$445,212
Cost of sales	294,515	298,385
Gross profit	147,782	146,827
Selling and administrative expenses	144,556	143,734
Restructuring and impairment	156	897
Operating income	3,070	2,196
Interest income	152	179
Interest expense	2,668	2,614
Income before income taxes	554	(239)
Income taxes (benefit)	(625)	(86)
Net income (loss)	1,179	(153)
Less: Net (loss) attributable to the noncontrolling interest	(229)	(12)
Net income (loss) attributable to HNI Corporation	$1,408	$(141)

Net income (loss) attributable to HNI Corporation per common share – basic	$0.03	$(0.00)
Average number of common shares outstanding – basic	45,154,764	45,151,526
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.03	$(0.00)
Average number of common shares outstanding – diluted	45,719,878	45,151,526
Cash dividends per common share	$0.24	$0.23

Other comprehensive income, net of tax of 2013 $(20); 2012 $346	28	877
Comprehensive income	1,207	724
Less: Comprehensive (loss) attributable to noncontrolling interest	(229)	(12)
Comprehensive income attributable to HNI Corporation	$1,436	$736

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$1,179	$(153)
Noncash items included in net income:
Depreciation and amortization	11,089	10,821
Other postretirement and post employment benefits	415	420
Stock-based compensation	2,266	2,160
Excess tax benefits from stock compensation	(1,888)	(4,146)
Deferred income taxes	1,931	1,403
Loss on sale, retirement and impairment of long-lived assets and intangibles	104	310
Stock issued to retirement plan	5,352	4,864
Other – net	1,921	1,021
Net increase (decrease) in operating assets and liabilities	(54,237)	(45,229)
Increase (decrease) in other liabilities	1,847	831
Net cash flows from (to) operating activities	(30,021)	(27,698)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(12,556)	(8,519)
Proceeds from sale of property, plant and equipment	31	205
Capitalized software	(3,488)	(4,298)
Purchase of investments	(1,106)	(1,438)
Sales or maturities of investments	900	900
Other – net	(578)	(115)
Net cash flows from (to) investing activities	(16,797)	(13,265)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	4,587	2,017
Withholdings related to net share settlements of equity based awards	(1,598)	(5,969)
Purchase of HNI Corporation common stock	(1,850)	—
Proceeds from long-term debt	78,153	60,000
Payments of note and long-term debt and other financing	(34,368)	(25,057)
Excess tax benefits from stock compensation	1,888	4,146
Dividends paid	(10,866)	(10,467)
Net cash flows from (to) financing activities	35,946	24,670

Net increase (decrease) in cash and cash equivalents	(10,872)	(16,293)
Cash and cash equivalents at beginning of period	41,782	72,812
Cash and cash equivalents at end of period	$30,910	$56,519

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2013

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2012 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months ended March 30, 2013, and March 31, 2012, the Corporation recognized $2.3 million and $2.2 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At March 30, 2013, there was $12.1 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.3 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 69% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	March 30, 2013	December 29, 2012

Finished products	$59,019	$47,042
Materials and work in process	73,122	71,945
LIFO allowance	(25,472)	(25,472)
	$106,669	$93,515

Note D.  Accumulated Other Comprehensive Income and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the three months ended March 30, 2013:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$5,475	$205	$(4,291)	$(76)	$1,313
Other comprehensive income before reclassifications	65	(22)	—	(14)	29
Amounts reclassified from accumulated other comprehensive income	—	—	74	(75)	(1)
Balance at March 30, 2013	$5,540	$183	$(4,217)	$(165)	$1,341
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income for the three months ended March 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Pension postretirement liability
Transition obligation	$(116)	Selling and administrative expenses
	42	Tax (expense) or benefit
	$(74)	Net of tax
Derivative financial instruments
Diesel hedge	$117	Selling and administrative expenses
	(42)	Tax (expense) or benefit
	$75	Net of tax
Total reclassifications for the period	$1	Net of tax
Amounts in parentheses indicate reductions to profit.

During the three months ended March 30, 2013, the Corporation repurchased 58,100 shares of its common stock at a cost of approximately $1.9 million.  As of March 30, 2013, $112.9 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the three months ended March 30, 2013, the Corporation paid dividends to shareholders of $0.24 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	March 30, 2013	March 31, 2012
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$1,408	$(141)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,155	45,152
Potentially dilutive shares from stock-based compensation plans	565	—
Denominator for diluted EPS	45,720	45,152
Earnings per share – basic	$0.03	$(0.00)
Earnings per share – diluted	$0.03	$(0.00)

The weighted average common stock equivalents presented above do not include the effect of 1,365,693 and 2,392,775 common stock equivalents for the three months ended March 30, 2013 and March 31, 2012, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $0.2 million of current period restructuring costs during the three months ended March 30, 2013.

The following is a summary of changes in restructuring accruals during the three months ended March 30, 2013.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2012	$192	$18	$210
Restructuring charges	—	156	156
Cash payments	(115)	(156)	(271)
Balance as of March 30, 2013	$77	$18	$95

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 30, 2013 and December 29, 2012, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	March 30, 2013	December 29, 2012
Patents	$18,905	$18,905
Software	39,614	36,126
Customer lists and other	113,811	113,811
Less: accumulated amortization	84,342	81,968
	$87,988	$86,874

Aggregate amortization expense for the three months ended March 30, 2013 and March 31, 2012 was $2.4 million and $2.2 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2013	2014	2015	2016	2017
Amortization Expense	$10.1	$8.7	$9.1	$8.7	$8.6

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2012 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2012
Goodwill	$151,662	$166,188	$317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	122,303	166,045	288,348
Goodwill acquired	—	—	—
Balance as of March 30, 2013
Goodwill	151,662	166,188	317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$122,303	$166,045	$288,348

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the three months ended March 30, 2013.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Balance at beginning of period	$13,055	$12,910
Accruals for warranties issued during period	5,207	3,772
Adjustments related to pre-existing warranties	333	206
Settlements made during the period	(5,283)	(4,035)
Balance at end of period	$13,312	$12,853

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Service cost	$131	$112
Interest cost	167	180
Amortization of transition obligation	116	127
Amortization of (gain)/loss	—	—
Net periodic benefit cost	$414	$419

Note J.  Income Taxes

The provision for income taxes for continuing operations for the three months ended March 30, 2013, reflects an effective tax rate of (113.0) percent compared to 36.0 percent for the same period last year. First quarter 2013 reflects the effect of a retroactive extension of the 2012 research tax credit of $0.9 million. The 2013 estimated annual effective tax rate is expected to be 35.0 percent.

Note K.  Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in diesel fuel prices.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Condensed Consolidated Balance Sheets at fair value.

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

As of March 30, 2013, $0.2 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	March 30, 2013	December 29, 2012
Diesel fuel swap	Accounts payable and accrued expenses	$(261)	$(242)
Diesel fuel swap	Prepaid expenses and other current assets	—	123
		$(261)	$(119)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(22)	Selling and administrative expenses	$117	Selling and administrative expenses	$1
Total	$(22)		$117		$1

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	771	Selling and administrative expenses	(24)	Selling and administrative expenses	—
Total	$771		$(24)		$—

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

Assets measured at fair value as of March 30, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$14,655	$—	$14,655	$—
Corporate bonds	$5,854	$—	$5,854	$—
Derivative financial instruments	$(261)	$—	$(261)	$—

Assets measured at fair value as of December 29, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,295	$—	$15,295	$—
Corporate bonds	$5,061	$—	$5,061	$—
Derivative financial instruments	$(119)	$—	$(119)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at March 30, 2013 and December 29, 2012, the end of the Corporation's 2012 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $162 million at March 30, 2013 and $161 million at December 29, 2012, compared to the carrying value of $150 million.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $12 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note N.  New Accounting Standards

In February 2013, the FASB issued accounting guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Corporation adopted the guidance for the three months ended March 30, 2013.

In January 2013, the FASB issued accounting guidance clarifying the scope of disclosures about offsetting assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation does not expect the adoption to have a material impact on its fiscal 2014 financial statements.

Note O.  Business Segment Information

Management views the Corporation as operating in two business segments: office furniture and hearth products with the former being the principal business segment.

The office furniture segment manufactures and markets a broad line of metal and wood office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and biomass burning fireplaces, inserts and stoves, facings and accessories, principally for the home.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three month periods ended March 30, 2013, and March 31, 2012, is as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Net Sales:
Office Furniture	$365,832	$378,604
Hearth Products	76,465	66,608
	442,297	445,212
Operating Profit:
Office furniture
Operations before restructuring charges	$8,856	$8,752
Restructuring and impairment charges	(156)	(897)
Office furniture – net	8,700	7,855
Hearth products	3,591	1,132
Total operating profit	12,291	8,987
Unallocated corporate expense	(11,737)	(9,226)
Income before income taxes	$554	$(239)

Depreciation & Amortization Expense:
Office furniture	$8,823	$8,561
Hearth products	1,393	1,565
General corporate	873	695
	$11,089	$10,821

Capital Expenditures (including capitalized software):
Office furniture	$10,644	$9,191
Hearth products	1,057	376
General corporate	4,343	3,250
	$16,044	$12,817

Identifiable Assets:
Office furniture	$697,278	$660,443
Hearth products	254,925	256,772
General corporate	120,527	119,775
	$1,072,730	$1,036,990

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

Net sales for the first quarter of fiscal 2013 decreased 0.7 percent to $442.3 million when compared to the first quarter of fiscal 2012.  The decrease was driven by a decline in the contract and international businesses of the office furniture segment partially offset by an increase in the supplies-driven channel of the office furniture segment and higher sales in the hearth products segment. Sales of office furniture to the federal government were down 27 percent in the first quarter compared to the same period last year.  Gross margins for the quarter increased from prior year levels due to higher volume in the hearth products segment and increased price realization partially offset by lower volume and unfavorable mix in the office furniture segment.  Total selling and administrative expenses increased due to selling initiatives and higher incentive-based compensation.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012	Percent Change
Net sales	$442,297	$445,212	(0.7)%
Cost of sales	294,515	298,385	(1.3)%
Gross profit	147,782	146,827	0.7%
Selling and administrative expenses	144,556	143,734	0.6%
Restructuring and impairment charges	156	897	(82.6)%
Operating income	3,070	2,196	39.8%
Interest expense, net	2,516	2,435	3.3%
Income before income taxes	554	(239)	331.8%
Income taxes (benefit)	(625)	(86)	(626.7)%
Net income (loss)	$1,179	$(153)	870.6%

Consolidated net sales for the first quarter of 2013 decreased 0.7 percent or $2.9 million compared to the same quarter last year. The decrease was driven by a decline in the contract and international channel of the office furniture segment partially offset by an increase in the supplies-driven channel of the office furniture segment and higher sales in the hearth products segment. Sales of office furniture to the federal government were down 27 percent in the first quarter compared to the same period last year. Compared to prior year quarter, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, resulted in a $1.9 million sales decline.

Gross margin for the first quarter of 2013 increased to 33.4 percent compared to 33.0 percent for the same quarter last year.  The increase in gross margin was driven by higher volume in the hearth products segment and increased price realization partially offset by lower volume and unfavorable mix in the office furniture segment.  First quarter 2012 included $0.3 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

Total selling and administrative expenses, including restructuring charges, as a percentage of net sales increased to 32.7 percent compared to 32.5 percent for the same quarter last year due to selling initiatives and higher incentive-based compensation partially offset by distribution network realignment savings and lower restructuring costs. First quarter 2013 included $0.2 million of restructuring and transition charges associated with plant consolidations compared to $0.9 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended March 30, 2013, reflects an effective tax rate of (113.0) percent compared to 36.0 percent for the same period last year. First quarter 2013 reflects the effect of a retroactive extension of the 2012 research tax credit of $0.9 million. The 2013 estimated annual effective tax rate is expected to be 35 percent.

Net income attributable to HNI Corporation was $1.4 million or $0.03 per diluted share in the first quarter of 2013 compared to $(0.1) million or $0.00 per diluted share in the first quarter of 2012.

Office Furniture

First quarter 2013 sales for the office furniture segment decreased 3.4 percent or $12.8 million to $365.8 million from $378.6 million for the same quarter last year. The change was driven by a decrease in the contract and international businesses partially offset by an increase in the supplies-driven channel. Sales to the federal government were down 27 percent in the first quarter compared to the same period last year. Compared to the prior year quarter, divestitures, partially offset by the acquisition of BP Ergo, resulted in a $1.9 million sales decline. First quarter 2013 operating profit prior to unallocated corporate expenses increased 10.8 percent or $0.8 million to $8.7 million as a result of increased price realization, distribution network realignment savings, lower incentive-based compensation and restructuring charges. These were partially offset by lower volume and unfavorable mix. First quarter 2013 included $0.2 million of restructuring costs compared to $1.2 million of restructuring and transition costs in first quarter 2012.

Hearth Products

First quarter 2013 net sales for the hearth products segment increased 14.8 percent or $9.9 million to $76.5 million from $66.6 million for the same quarter last year. The increase was driven by an increase in both the new construction channel and the remodel-retrofit channel.   Operating profit prior to unallocated corporate expenses increased $2.5 million to $3.6 million compared to $1.1 million in the prior year quarter due to increased volume, higher price realization and lower input costs offset partially by investments in selling initiatives and higher incentive-based compensation.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $30.0 million of cash in the first three months of 2013 compared to $27.7 million in the first three months of 2012.  Working capital performance resulted in a $54.2 million use of cash in the first three months of the current fiscal year compared to a $45.2 million use of cash in the same period of the prior year driven primarily by strategic build of inventory to address peak season demand. The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2013 were $16.0 million compared to $12.8 million in the same period of fiscal 2012 and were primarily for tooling and equipment for new products, manufacturing investments for laminate capabilities and the implementation of new integrated software systems to support business process transformation.  For the full year 2013, capital expenditures are expected to be approximately $70 to $75 million, primarily focused on new product development and related tooling, manufacturing investments for laminate capabilities and the business systems transformation project referred to above.

Cash Flow – Financing Activities
The net borrowings under the revolving credit facility at the end of first quarter were $49 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At March 30, 2013, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.24 per share on the Corporation's common stock on February 13, 2013, to shareholders of record at the close of business on February 25, 2013. The dividend was paid on March 4, 2013.

During the three months ended March 30, 2013, the Corporation repurchased 58,100 shares of common stock at a cost of approximately $1.9 million, or an average price of $31.85 per share.  As of March 30, 2013, approximately $112.9 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first three months of fiscal 2013, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first three months of fiscal 2013, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Looking Ahead

Management is encouraged by the gradual improvement in the office furniture and hearth products markets.  The Corporation continues its investments in selling, marketing and product initiatives to drive profitable growth.  Management believes the Corporation is well positioned to drive sales and solidly increase profits in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2013, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of March 30, 2013, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During the three months ended March 30, 2013, the Corporation completed the first phase of its new integrated software system implementation, including the general ledger, accounts receivable and accounts payable modules. Management believes appropriate internal controls were maintained during the process. There have been no other significant changes in the Corporation's internal controls over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The Corporation continues to work on the implementation of the remainder of the new integrated software system which is expected to replace legacy systems and integrate with the core financial systems over the next several years.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

There are no new legal proceedings or material developments to report other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended March 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/30/12 – 01/26/13	—	$—	—	$114,774,452
01/27/13 – 02/23/13	—	$—	—	$114,774,452
02/24/13 – 03/30/13	58,100	$31.85	58,100	$112,924,127
Total	58,100	$31.85	58,100
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the first quarter of fiscal 2013, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: April 30, 2013	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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