Form 10-Q
period 2013-06-29
HNI CORP
filed 2013-07-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at June 29, 2013 45,388,995

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 29, 2013	December 29, 2012

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$33,751	$41,782
Short-term investments	7,251	7,250
Receivables	245,352	213,490
Inventories	118,309	93,515
Deferred income taxes	21,280	21,977
Prepaid expenses and other current assets	32,944	26,926
Total Current Assets	458,887	404,940

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	26,931	26,681
Buildings	276,966	268,003
Machinery and equipment	465,156	465,014
Construction in progress	20,535	17,871
	789,588	777,569
Less accumulated depreciation	537,345	537,079

Net Property, Plant, and Equipment	252,243	240,490

GOODWILL	287,092	288,348

OTHER ASSETS	146,655	145,853

Total Assets	$1,144,877	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 29, 2013	December 29, 2012

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$382,215	$390,958
Note payable and current maturities of long-term debt and capital lease obligations	69,169	4,554
Current maturities of other long-term obligations	3,016	373
Total Current Liabilities	454,400	395,885

LONG-TERM DEBT	150,118	150,146

CAPITAL LEASE OBLIGATIONS	169	226

OTHER LONG-TERM LIABILITIES	61,179	57,281

DEFERRED INCOME TAXES	60,142	55,433

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
June 29, 2013 – 45,388,995 shares;
December 29, 2012 – 44,950,703 shares	45,389	44,951

Additional paid-in capital	29,186	20,153
Retained earnings	344,893	353,942
Accumulated other comprehensive income (loss)	(744)	1,313
Total HNI Corporation shareholders' equity	418,724	420,359

Noncontrolling interest	145	301

Total Equity	418,869	420,660

Total Liabilities and Equity	$1,144,877	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	June 29, 2013	June 30, 2012

	(In thousands, except share and per share data)
Net sales	$510,698	$480,400
Cost of sales	336,040	315,287
Gross profit	174,658	165,113
Selling and administrative expenses	154,538	151,455
Restructuring and impairment	(35)	292
Operating income	20,155	13,366
Interest income	158	276
Interest expense	2,725	2,909
Income before income taxes	17,588	10,733
Income taxes	6,189	3,835
Net income	11,399	6,898
Less: Net (loss) attributable to the noncontrolling interest	(22)	(127)
Net income attributable to HNI Corporation	$11,421	$7,025

Net income attributable to HNI Corporation per common share – basic	$0.25	$0.15
Average number of common shares outstanding – basic	45,412,668	45,419,564
Net income attributable to HNI Corporation per common share – diluted	$0.25	$0.15
Average number of common shares outstanding – diluted	46,109,563	45,944,815
Cash dividends per common share	$0.24	$0.24

Other comprehensive income, net of tax of 2013 $103; 2012 $(447)	(2,086)	(831)
Comprehensive income	9,313	6,067
Less: Comprehensive (loss) attributable to noncontrolling interest	(22)	(127)
Comprehensive income attributable to HNI Corporation	$9,335	$6,194

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Six Months Ended
	June 29, 2013	June 30, 2012

	(In thousands, except share and per share data)
Net sales	$952,995	$925,612
Cost of sales	630,555	613,672
Gross profit	322,440	311,940
Selling and administrative expenses	299,094	295,189
Restructuring and impairment	121	1,189
Operating income	23,225	15,562
Interest income	310	455
Interest expense	5,393	5,523
Income before income taxes	18,142	10,494
Income taxes	5,564	3,749
Net income	12,578	6,745
Less: Net (loss) attributable to the noncontrolling interest	(251)	(139)
Net income attributable to HNI Corporation	$12,829	$6,884

Net income attributable to HNI Corporation per common share – basic	$0.28	$0.15
Average number of common shares outstanding – basic	45,283,716	45,285,545
Net income attributable to HNI Corporation per common share – diluted	$0.28	$0.15
Average number of common shares outstanding – diluted	45,891,246	45,814,296
Cash dividends per common share	$0.48	$0.47

Other comprehensive income, net of tax of 2013 $41; 2012 $(101)	(2,057)	46
Comprehensive income	10,521	6,791
Less: Comprehensive (loss) attributable to noncontrolling interest	(251)	(139)
Comprehensive income attributable to HNI Corporation	$10,772	$6,930

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 29, 2013	June 30, 2012
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$12,578	$6,745
Noncash items included in net income:
Depreciation and amortization	22,838	21,358
Other postretirement and post employment benefits	713	839
Stock-based compensation	3,864	3,607
Excess tax benefits from stock compensation	(2,114)	(4,156)
Deferred income taxes	5,673	1,672
Loss on sale, retirement and impairment of long-lived assets and intangibles	120	435
Loss on sale of business	2,177	—
Stock issued to retirement plan	5,352	4,864
Other – net	2,953	1,608
Net increase (decrease) in operating assets and liabilities	(71,084)	(35,208)
Increase (decrease) in other liabilities	4,388	3,920
Net cash flows from (to) operating activities	(12,542)	5,684

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(30,552)	(15,632)
Proceeds from sale of property, plant and equipment	196	506
Capitalized software	(8,754)	(9,434)
Purchase of investments	(1,106)	(3,191)
Sales or maturities of investments	2,250	2,257
Other – net	(578)	(223)
Net cash flows from (to) investing activities	(38,544)	(25,717)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	6,440	2,641
Withholdings related to net share settlements of equity based awards	(1,599)	(5,995)
Purchase of HNI Corporation common stock	(7,711)	(6,161)
Proceeds from long-term debt	129,353	80,000
Payments of note and long-term debt and other financing	(63,773)	(50,981)
Excess tax benefits from stock compensation	2,114	4,156
Dividends paid	(21,769)	(21,381)
Net cash flows from (to) financing activities	43,055	2,279

Net increase (decrease) in cash and cash equivalents	(8,031)	(17,754)
Cash and cash equivalents at beginning of period	41,782	72,812
Cash and cash equivalents at end of period	$33,751	$55,058

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 29, 2013

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2012 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three and six months ended June 29, 2013, and June 30, 2012, the Corporation recognized $1.6 million and $3.9 million, and $1.4 million and $3.6 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At June 29, 2013, there was $10.7 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.2 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 72% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	June 29, 2013	December 29, 2012

Finished products	$72,715	$47,042
Materials and work in process	71,066	71,945
LIFO allowance	(25,472)	(25,472)
	$118,309	$93,515

Note D.  Accumulated Other Comprehensive Income and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax, as applicable for the six months ended June 29, 2013:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$5,475	$205	$(4,291)	$(76)	$1,313
Other comprehensive income before reclassifications	(2,119)	(125)	—	247	(1,997)
Amounts reclassified from accumulated other comprehensive income	—	—	74	(134)	(60)
Balance at June 29, 2013	$3,356	$80	$(4,217)	$37	$(744)
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income for the six months ended June 29, 2013 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months	Six Months	Affected Line Item in the Statement Where Net Income Is Presented
Pension postretirement liability
Transition obligation	$—	$(116)	Selling and administrative expenses
	—	42	Tax (expense) or benefit
	$—	$(74)	Net of tax
Derivative financial instruments
Diesel hedge	$95	$212	Selling and administrative expenses
	(36)	(78)	Tax (expense) or benefit
	$59	$134	Net of tax
Total reclassifications for the period	$59	$60	Net of tax
Amounts in parentheses indicate reductions to profit.

During the six months ended June 29, 2013, the Corporation repurchased 223,100 shares of its common stock at a cost of approximately $7.7 million.  As of June 29, 2013, $107.1 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the six months ended June 29, 2013, the Corporation paid dividends to shareholders of $0.48 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$11,421	$7,025	$12,829	$6,884
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,413	45,420	45,284	45,286
Potentially dilutive shares from stock-based compensation plans	697	525	608	529
Denominator for diluted EPS	46,110	45,945	45,891	45,814
Earnings per share – basic	$0.25	$0.15	$0.28	$0.15
Earnings per share – diluted	$0.25	$0.15	$0.28	$0.15

The weighted average common stock equivalents presented above do not include the effect of 880,657 and 1,303,625 and 1,936,382 and 1,871,937 common stock equivalents for the three and six months ended June 29, 2013 and June 30, 2012, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $0.0 million and $0.1 million of current period restructuring costs during the three and six months ended June 29, 2013.

The following is a summary of changes in restructuring accruals during the six months ended June 29, 2013.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2012	$192	$18	$210
Restructuring charges	(3)	124	121
Cash payments	(125)	(137)	(262)
Balance as of June 29, 2013	$64	$5	$69

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 29, 2013 and December 29, 2012, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	June 29, 2013	December 29, 2012
Patents	$18,905	$18,905
Software	44,880	36,126
Customer lists and other	113,037	113,811
Less: accumulated amortization	87,010	81,968
	$89,812	$86,874

Aggregate amortization expense for the six months ended June 29, 2013 and June 30, 2012 was $5.1 million and $4.3 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2013	2014	2015	2016	2017
Amortization Expense	$10.2	$8.9	$9.7	$9.2	$9.1

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2012 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2012
Goodwill	$151,662	$166,188	$317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	122,303	166,045	288,348
Goodwill acquired	—	—	—
Foreign currency translation adjustments	(1,256)	—	(1,256)
Balance as of June 29, 2013
Goodwill	150,406	166,188	316,594
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$121,047	$166,045	$287,092

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the six months ended June 29, 2013.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Balance at beginning of period	$13,055	$12,910
Accruals for warranties issued during period	9,564	8,856
Adjustments related to pre-existing warranties	347	459
Settlements made during the period	(9,823)	(9,342)
Balance at end of period	$13,143	$12,883

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$131	$113	$262	$225
Interest cost	167	180	334	360
Amortization of transition obligation	—	127	116	254
Amortization of (gain)/loss	—	—	—	—
Net periodic benefit cost	$298	$420	$712	$839

Note J.  Income Taxes

The provision for income taxes for the three months ended June 29, 2013, reflects an effective tax rate of 35.2 percent compared to 35.7 percent for the same period last year. The 2013 estimated annual effective tax rate is expected to be 34.0 percent.

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

As of June 29, 2013, $0.0 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	June 29, 2013	December 29, 2012
Diesel fuel swap	Accounts payable and accrued expenses	$—	$(242)
Diesel fuel swap	Prepaid expenses and other current assets	61	123
		$61	$(119)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended June 29, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$412	Selling and administrative expenses	$95	Selling and administrative expenses	$(5)
Total	$412		$95		$(5)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the six months ended June 29, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$390	Selling and administrative expenses	$212	Selling and administrative expenses	$(4)
Total	$390		$212		$(4)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(1,296)	Selling and administrative expenses	$105	Selling and administrative expenses	$—
Total	$(1,296)		$105		$—

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

Assets measured at fair value as of June 29, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$13,800	$—	$13,800	$—
Corporate bonds	$5,158	$—	$5,158	$—
Derivative financial instruments	$61	$—	$61	$—

Assets and (liabilities) measured at fair value as of December 29, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,295	$—	$15,295	$—
Corporate bonds	$5,061	$—	$5,061	$—
Derivative financial instruments	$(119)	$—	$(119)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at June 29, 2013 and December 29, 2012, the end of the Corporation's 2012 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $159 million at June 29, 2013 and $161 million at December 29, 2012, compared to the carrying value of $150 million.

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

The office furniture segment manufactures and markets a broad line of metal and wood office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, classroom solutions, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and biomass burning fireplaces, inserts and stoves, facings and accessories, principally for the home.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and six month periods ended June 29, 2013, and June 30, 2012, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Sales:
Office Furniture	$436,169	$418,562	$802,001	$797,166
Hearth Products	74,529	61,838	150,994	128,446
	$510,698	$480,400	$952,995	$925,612
Operating Profit:
Office furniture
Operations before restructuring charges	$22,092	$22,350	$30,948	$31,102
Restructuring and impairment charges	35	(292)	(121)	(1,189)
Office furniture – net	22,127	22,058	30,827	29,913
Hearth products	5,699	857	9,290	1,989
Total operating profit	27,826	22,915	40,117	31,902
Unallocated corporate expense	(10,238)	(12,182)	(21,975)	(21,408)
Income before income taxes	$17,588	$10,733	$18,142	$10,494

Depreciation & Amortization Expense:
Office furniture	$9,304	$8,320	$18,127	$16,882
Hearth products	1,372	1,500	2,765	3,065
General corporate	1,073	716	1,946	1,411
	$11,749	$10,536	$22,838	$21,358

Capital Expenditures (including capitalized software):
Office furniture	$15,533	$5,809	$26,177	$15,000
Hearth products	1,176	577	2,233	953
General corporate	6,553	5,862	10,896	9,113
	$23,262	$12,248	$39,306	$25,066

			As of	As of
			June 29, 2013	June 30, 2012
Identifiable Assets:
Office furniture			$754,695	$692,732
Hearth products			266,171	263,380
General corporate			124,011	119,526
			$1,144,877	$1,075,638

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

Net sales for the second quarter of fiscal 2013 increased 6.3 percent to $510.7 million when compared to the second quarter of fiscal 2012.  The increase was driven by both the office furniture and hearth products segments.  Gross margins for the quarter decreased from prior year levels due to new product ramp up and facility reconfiguration costs to meet changing market demands and product category shifts partially offset by higher volume and increased price realization.  Total selling and administrative expenses increased due to selling initiatives and a loss on the sale of a small non-core office furniture business.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
Net sales	$510,698	$480,400	6.3%	$952,995	$925,612	3.0%
Cost of sales	336,040	315,287	6.6%	630,555	613,672	2.8%
Gross profit	174,658	165,113	5.8%	322,440	311,940	3.4%
Selling and administrative expenses	154,538	151,455	2.0%	299,094	295,189	1.3%
Restructuring and impairment charges	(35)	292	(112.0)%	121	1,189	(89.8)%
Operating income	20,155	13,366	50.8%	23,225	15,562	49.2%
Interest expense, net	2,567	2,633	(2.5)%	5,083	5,068	0.3%
Income before income taxes	17,588	10,733	63.9%	18,142	10,494	72.9%
Income taxes	6,189	3,835	61.4%	5,564	3,749	48.4%
Net income	$11,399	$6,898	65.3%	$12,578	$6,745	86.5%

Consolidated net sales for the second quarter of 2013 increased 6.3 percent or $30.3 million compared to the same quarter last year. The increase was driven by both the office furniture segment and the hearth products segment. Compared to prior year quarter, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, resulted in a $4.9 million sales decline.

Gross margin for the second quarter of 2013 decreased to 34.2 percent compared to 34.4 percent for the same quarter last year.  The decrease in gross margin was driven by new product ramp up and facility reconfiguration to meet changing market demand and product category shifts partially offset by higher volume and better price realization.  Second quarter 2012 included $0.3 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

During the second quarter of 2013 the Corporation sold a small non-core office furniture business resulting in a loss on sale of $2.4 million. The business sold and the loss on sale are not material to the Corporation's quarterly or annual results and therefore has not been presented as discontinued operations on the Condensed Consolidated Statements of Comprehensive Income.

Total selling and administrative expenses, including restructuring charges, as a percentage of net sales improved to 30.3 percent compared to 31.6 percent for the same quarter last year due to higher volume, network distribution realignment savings and lower restructuring charges partially offset by investment in growth initiatives and a loss on the sale of a small non-core office furniture business. Second quarter 2012 included $0.8 million of restructuring and transition charges associated with plant consolidations.

The provision for income taxes for continuing operations for the three months ended June 29, 2013, reflects an effective tax rate of 35.2 percent compared to 35.7 percent for the same period last year. The 2013 estimated annual effective tax rate is expected to be 34.0 percent.

Net income attributable to HNI Corporation was $11.4 million or $0.25 per diluted share in the second quarter of 2013 compared to $7.0 million or $0.15 per diluted share in the second quarter of 2012.

For the first six months of 2013, consolidated net sales increased $27.4 million, or 3.0 percent, to $953.0 million compared to
$925.6 million for the first six months of 2012 driven by an increase in the supplies-driven channel of the office furniture segment and higher sales in the hearth products segment. Gross margins increased to 33.8 percent compared to 33.7 percent for the same period last year driven by higher volume and better price realization partially offset by unfavorable mix, new product ramp up and facility reconfiguration to meeting changing market demand and product category shifts. Net income attributable to HNI Corporation was $12.8 million for the first six months of 2013 compared to $6.9 million for the first six months of 2012. Earnings per share increased to $0.28 per diluted share compared to $0.15 per diluted share for the same period last year.

Office Furniture

Second quarter 2013 sales for the office furniture segment increased 4.2 percent or $17.6 million to $436.2 million from $418.6 million for the same quarter last year. The change was driven by increases in both the supplies-driven and contract channels due to strong project activity and increasing demand for new products. Compared to the prior year quarter, divestitures, partially offset by the acquisition of BP Ergo, resulted in a $4.9 million sales decline. Second quarter 2013 operating profit prior to unallocated corporate expenses increased 0.3 percent or $0.1 million to $22.1 million as a result of higher volume, increased price realization, distribution network realignment savings and lower restructuring charges. These were partially offset by new product ramp up, facility reconfigurations to meet changing market demands and product category shifts and a loss on the sale of a small non-core business. Second quarter 2012 included $1.1 million of restructuring and transition costs.

Net sales for the first six months of 2013 increased 0.6 percent or $4.8 million to $802.0 million compared to $797.2 million for the same period in 2012. The change was driven by an increase in the supplies-driven channel partially offset by a decrease in the other office furniture channels and the impact of small divestitures. Compared to the first six months of the prior year, divestitures, partially offset by the acquisition of BP Ergo, resulted in a $6.9 million sales decline. Operating profit for the first six months of 2013 increased 3.1 percent or $0.9 million to $30.8 million compared to $29.9 million for the same period in 2012 driven by the same drivers experienced in the current quarter.

Hearth Products

Second quarter 2013 net sales for the hearth products segment increased 20.5 percent or $12.7 million to $74.5 million from $61.8 million for the same quarter last year. The increase was driven by an increase in both the new construction channel due to housing market recovery and the remodel-retrofit channel due to strong remodeling activity.   Operating profit prior to unallocated corporate expenses increased $4.8 million to $5.7 million compared to $0.9 million in the prior year quarter due to increased volume, higher price realization and lower input costs offset partially by investments in selling initiatives and higher incentive-based compensation.

Net sales for the first six months of 2013 increased 17.6 percent or $22.5 million to $151.0 million compared to $128.4 million for the same period in 2012. Operating profit for the first six months of 2013 increased $7.3 million to $9.3 million compared to $2.0 million for the same period in 2012. The year-to-date increase in sales and operating profit were driven by the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $12.5 million of cash in the first six months of 2013 compared to generating $5.7 million in the first six months of 2012.  Working capital was a $71.1 million use of cash in the first six months of the current fiscal year compared to a $35.2 million use of cash in the same period of the prior year. Trade receivables and inventory increased from the same period in the prior year due to timing and increased sales. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, for the first six months of fiscal 2013 were $39.3 million compared to $25.1 million in the same period of fiscal 2012 and were primarily for tooling and equipment for new products, manufacturing investments for laminate capabilities and the on-going implementation of new integrated software systems to support business process transformation.  For the full year 2013, capital expenditures are expected to be approximately $80 to $85 million, primarily focused on new product development and related tooling, accelerated manufacturing investments for laminate capabilities and the business systems transformation project referred to above.

Cash Flow – Financing Activities
The net borrowings under the revolving credit facility at the end of second quarter were $69 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At June 29, 2013, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.24 per share on the Corporation's common stock on May 7, 2013, to shareholders of record at the close of business on May 17, 2013. The dividend was paid on May 31, 2013.

During the six months ended June 29, 2013, the Corporation repurchased 223,100 shares of common stock at a cost of approximately $7.7 million, or an average price of $34.56 per share.  As of June 29, 2013, approximately $107.1 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first six months of fiscal 2013, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first six months of fiscal 2013, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Looking Ahead

Management is encouraged by the improvement in the office furniture and hearth products markets.  The Corporation continues its investments in selling, marketing and product initiatives to drive profitable growth.  Management believes the Corporation is well positioned to drive sales and solidly increase profits in 2013.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and remaining focused on its long-standing continuous improvement programs to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies and the protracted decline in the housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2013, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of June 29, 2013, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended June 29, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
03/31/13 – 04/27/13	10,000	$33.22	10,000	$112,591,943
04/28/13 – 05/25/13	100,000	$35.04	100,000	$109,087,697
05/26/13 – 06/29/13	55,000	$36.81	55,000	$107,063,123
Total	165,000	$35.52	165,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the second quarter of fiscal 2013, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 30, 2013	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 2013
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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