Form 10-Q
period 2013-09-28
HNI CORP
filed 2013-10-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 28, 2013 45,252,902

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 28, 2013	December 29, 2012

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$36,891	$41,782
Short-term investments	7,251	7,250
Receivables	249,255	213,490
Inventories	99,109	93,515
Deferred income taxes	16,183	21,977
Prepaid expenses and other current assets	25,759	26,926
Total Current Assets	434,448	404,940

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,051	26,681
Buildings	281,443	268,003
Machinery and equipment	467,570	465,014
Construction in progress	21,159	17,871
	797,223	777,569
Less accumulated depreciation	538,247	537,079

Net Property, Plant, and Equipment	258,976	240,490

GOODWILL	286,572	288,348

OTHER ASSETS	147,360	145,853

Total Assets	$1,127,356	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 28, 2013	December 29, 2012

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$405,211	$390,958
Note payable and current maturities of long-term debt and capital lease obligations	8,869	4,554
Current maturities of other long-term obligations	3,169	373
Total Current Liabilities	417,249	395,885

LONG-TERM DEBT	150,105	150,146

CAPITAL LEASE OBLIGATIONS	150	226

OTHER LONG-TERM LIABILITIES	62,771	57,281

DEFERRED INCOME TAXES	65,333	55,433

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
September 28, 2013 – 45,252,902 shares;
December 29, 2012 – 44,950,703 shares	45,253	44,951

Additional paid-in capital	25,627	20,153
Retained earnings	362,099	353,942
Accumulated other comprehensive income (loss)	(1,332)	1,313
Total HNI Corporation shareholders' equity	431,647	420,359

Noncontrolling interest	101	301

Total Equity	431,748	420,660

Total Liabilities and Equity	$1,127,356	$1,079,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	September 28, 2013	September 29, 2012

	(In thousands, except share and per share data)
Net sales	$565,706	$550,855
Cost of sales	365,835	359,519
Gross profit	199,871	191,336
Selling and administrative expenses	154,641	149,421
Restructuring and impairment	115	172
Operating income	45,115	41,743
Interest income	158	155
Interest expense	2,826	2,658
Income before income taxes	42,447	39,240
Income taxes	14,398	15,036
Net income	28,049	24,204
Less: Net (loss) attributable to the noncontrolling interest	(45)	(286)
Net income attributable to HNI Corporation	$28,094	$24,490

Net income attributable to HNI Corporation per common share – basic	$0.62	$0.54
Average number of common shares outstanding – basic	45,317,912	45,224,059
Net income attributable to HNI Corporation per common share – diluted	$0.61	$0.53
Average number of common shares outstanding – diluted	46,089,580	45,820,422
Cash dividends per common share	$0.24	$0.24

Other comprehensive income (loss), net of tax: 2013 $7; 2012 $218	(587)	1,661
Comprehensive income	27,462	25,865
Less: Comprehensive (loss) attributable to noncontrolling interest	(45)	(286)
Comprehensive income attributable to HNI Corporation	$27,507	$26,151

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Nine Months Ended
	September 28, 2013	September 29, 2012

	(In thousands, except share and per share data)
Net sales	$1,518,701	$1,476,467
Cost of sales	996,390	973,191
Gross profit	522,311	503,276
Selling and administrative expenses	453,735	444,610
Restructuring and impairment	236	1,361
Operating income	68,340	57,305
Interest income	468	610
Interest expense	8,219	8,181
Income before income taxes	60,589	49,734
Income taxes	19,962	18,785
Net income	40,627	30,949
Less: Net (loss) attributable to the noncontrolling interest	(296)	(425)
Net income attributable to HNI Corporation	$40,923	$31,374

Net income attributable to HNI Corporation per common share – basic	$0.90	$0.69
Average number of common shares outstanding – basic	45,295,115	45,265,050
Net income attributable to HNI Corporation per common share – diluted	$0.89	$0.68
Average number of common shares outstanding – diluted	45,951,775	45,839,917
Cash dividends per common share	$0.72	$0.71

Other comprehensive income (loss), net of tax: 2013 $48; 2012 $117	(2,645)	1,707
Comprehensive income	37,982	32,656
Less: Comprehensive (loss) attributable to noncontrolling interest	(296)	(425)
Comprehensive income attributable to HNI Corporation	$38,278	$33,081

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 28, 2013	September 29, 2012
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$40,627	$30,949
Noncash items included in net income:
Depreciation and amortization	34,570	32,104
Other postretirement and post employment benefits	1,011	1,259
Stock-based compensation	5,440	5,039
Excess tax benefits from stock compensation	(2,160)	(4,156)
Deferred income taxes	16,053	6,288
Loss on sale, retirement and impairment of long-lived assets and intangibles	370	649
Loss on sale of business	2,177	—
Stock issued to retirement plan	5,352	4,864
Other – net	3,332	1,506
Net increase (decrease) in operating assets and liabilities	(24,654)	(391)
Increase (decrease) in other liabilities	5,851	2,725
Net cash flows from (to) operating activities	87,969	80,836

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(46,780)	(27,297)
Proceeds from sale of property, plant and equipment	285	596
Capitalized software	(12,809)	(17,362)
Acquisition spending, net of cash acquired	—	(26,894)
Purchase of investments	(1,106)	(4,752)
Sales or maturities of investments	2,550	3,962
Other – net	(578)	40
Net cash flows from (to) investing activities	(58,438)	(71,707)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	7,187	4,610
Withholdings related to net share settlements of equity based awards	(1,599)	(5,995)
Purchase of HNI Corporation common stock	(13,821)	(13,359)
Proceeds from long-term debt	157,575	105,000
Payments of note and long-term debt and other financing	(153,268)	(94,855)
Excess tax benefits from stock compensation	2,160	4,156
Dividends paid	(32,656)	(32,233)
Net cash flows from (to) financing activities	(34,422)	(32,676)

Net increase (decrease) in cash and cash equivalents	(4,891)	(23,547)
Cash and cash equivalents at beginning of period	41,782	72,812
Cash and cash equivalents at end of period	$36,891	$49,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 28, 2013

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 29, 2012 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three and nine months ended September 28, 2013, and September 29, 2012, the Corporation recognized $1.6 million and $5.4 million, and $1.4 million and $5.0 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At September 28, 2013, there was $9.1 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.2 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 76% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	September 28, 2013	December 29, 2012

Finished products	$60,545	$47,042
Materials and work in process	64,036	71,945
LIFO allowance	(25,472)	(25,472)
	$99,109	$93,515

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the nine months ended September 28, 2013:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$5,475	$205	$(4,291)	$(76)	$1,313
Other comprehensive income before reclassifications	(2,720)	(106)	—	262	(2,564)
Amounts reclassified from accumulated other comprehensive income	—	—	74	(155)	(81)
Balance at September 28, 2013	$2,755	$99	$(4,217)	$31	$(1,332)
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 28, 2013 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months	Nine Months	Affected Line Item in the Statement Where Net Income Is Presented
Pension postretirement liability
Transition obligation	—	$(116)	Selling and administrative expenses
	—	42	Tax (expense) or benefit
	$—	$(74)	Net of tax
Derivative financial instruments
Diesel hedge	33	$245	Selling and administrative expenses
	(12)	(90)	Tax (expense) or benefit
	$21	$155	Net of tax
Total reclassifications for the period	$21	$81	Net of tax
Amounts in parentheses indicate reductions to profit.

During the nine months ended September 28, 2013, the Corporation repurchased 388,100 shares of its common stock at a cost of approximately $13.8 million.  As of September 28, 2013, $101.0 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the nine months ended September 28, 2013, the Corporation paid dividends to shareholders of $0.72 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$28,094	$24,490	$40,923	$31,374
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,318	45,224	45,295	45,265
Potentially dilutive shares from stock-based compensation plans	772	596	657	575
Denominator for diluted EPS	46,090	45,820	45,952	45,840
Earnings per share – basic	$0.62	$0.54	$0.90	$0.69
Earnings per share – diluted	$0.61	$0.53	$0.89	$0.68

The weighted average common stock equivalents presented above do not include the effect of 869,586 common stock equivalents for the three and nine months ended September 28, 2013 and 1,762,597 common stock equivalents for the three and nine months ended September 29, 2012 because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned a number of its office furniture facilities during the past few years. In connection with these closures, consolidations and realignments, the Corporation recorded $0.1 million and $0.2 million of current period restructuring costs during the three and nine months ended September 28, 2013.

The following is a summary of changes in restructuring accruals during the nine months ended September 28, 2013.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 29, 2012	$192	$18	$210
Restructuring charges	(8)	244	236
Cash payments	(133)	(256)	(389)
Balance as of September 28, 2013	$51	$6	$57

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 28, 2013 and December 29, 2012, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	September 28, 2013	December 29, 2012
Patents	$18,905	$18,905
Software	46,555	36,126
Customer lists and other	112,738	113,811
Less: accumulated amortization	87,204	81,968
	$90,994	$86,874

Aggregate amortization expense for the nine months ended September 28, 2013 and September 29, 2012 was $7.7 million and $6.4 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2013	2014	2015	2016	2017
Amortization Expense	$10.3	$9.0	$10.2	$9.6	$9.4

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 29, 2012 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2012
Goodwill	$151,662	$166,188	$317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	122,303	166,045	288,348
Goodwill acquired	—	—	—
Foreign currency translation adjustments	(1,776)	—	(1,776)
Balance as of September 28, 2013
Goodwill	149,886	166,188	316,074
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$120,527	$166,045	$286,572

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the nine months ended September 28, 2013.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs assumptions that are market participant based.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Balance at beginning of period	$13,055	$12,910
Accruals for warranties issued during period	13,983	13,117
Adjustments related to pre-existing warranties	283	845
Settlements made during the period	(14,193)	(13,971)
Balance at end of period	$13,128	$12,901

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$132	$112	$394	$338
Interest cost	167	180	501	540
Amortization of transition obligation	—	127	116	381
Amortization of (gain)/loss	—	—	—	—
Net periodic benefit cost	$299	$419	$1,011	$1,259

Note J.  Income Taxes

The provision for income taxes for the three months ended September 28, 2013 reflects an effective tax rate of 33.9 percent compared to 38.3 percent for the same period last year. The decrease was mainly due to the research tax credit for 2012 not being extended until the beginning of 2013 and certain other discrete adjustments due to the finalization of the Corporation's tax return filing in the third quarter. The 2013 estimated annual effective tax rate is expected to be 34.0 percent.

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

As of September 28, 2013, $0.03 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	September 28, 2013	December 29, 2012
Diesel fuel swap	Accounts payable and accrued expenses	$(18)	$(242)
Diesel fuel swap	Prepaid expenses and other current assets	67	123
		$49	$(119)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended September 28, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$24	Selling and administrative expenses	$33	Selling and administrative expenses	$3
Total	$24		$33		$3

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 28, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$414	Selling and administrative expenses	$245	Selling and administrative expenses	$(1)
Total	$414		$245		$(1)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended September 29, 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$520	Selling and administrative expenses	$113	Selling and administrative expenses	$—
Total	$520		$113		$—

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

Note L.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and derivative instruments.  The marketable securities are comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value as of September 28, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$13,489	$—	$13,489	$—
Corporate bonds	$5,176	$—	$5,176	$—
Derivative financial instruments	$49	$—	$49	$—

Assets and (liabilities) measured at fair value as of December 29, 2012 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,295	$—	$15,295	$—
Corporate bonds	$5,061	$—	$5,061	$—
Derivative financial instruments	$(119)	$—	$(119)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at September 28, 2013 and December 29, 2012, the end of the Corporation's 2012 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $158 million at September 28, 2013 and $161 million at December 29, 2012, compared to the carrying value of $150 million.

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

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The Corporation does not expect the adoption to have a material impact on its fiscal 2014 financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and nine month periods ended September 28, 2013, and September 29, 2012, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net Sales:
Office Furniture	$466,213	$467,787	$1,268,214	$1,264,953
Hearth Products	99,493	83,068	250,487	211,514
	$565,706	$550,855	$1,518,701	$1,476,467
Operating Profit:
Office furniture
Operations before restructuring charges	$40,811	$38,605	$71,759	$69,707
Restructuring and impairment charges	(115)	(172)	(236)	(1,361)
Office furniture – net	40,696	38,433	71,523	68,346
Hearth products	14,409	9,077	23,699	11,066
Total operating profit	55,105	47,510	95,222	79,412
Unallocated corporate expense	(12,658)	(8,270)	(34,633)	(29,678)
Income before income taxes	$42,447	$39,240	$60,589	$49,734

Depreciation & Amortization Expense:
Office furniture	$9,257	$8,542	$27,384	$25,423
Hearth products	1,274	1,454	4,039	4,519
General corporate	1,201	751	3,147	2,162
	$11,732	$10,747	$34,570	$32,104

Capital Expenditures (including capitalized software):
Office furniture	$13,225	$10,206	$39,402	$25,206
Hearth products	1,335	519	3,568	1,472
General corporate	5,723	8,868	16,619	17,981
	$20,283	$19,593	$59,589	$44,659

			As of	As of
			September 28, 2013	September 29, 2012
Identifiable Assets:
Office furniture			$733,258	$725,763
Hearth products			275,736	272,951
General corporate			118,362	124,068
			$1,127,356	$1,122,782

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

Net sales for the third quarter of fiscal 2013 increased 2.7 percent to $565.7 million when compared to the third quarter of fiscal 2012.  The change was driven by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales to commercial buyers in both the supplies-driven and contract channels, offset by the effect of divestitures and a decline in sales to the federal government.  Sales to the federal government decreased 30 percent in the third quarter compared to the same period last year due to a decline in government spending and budget uncertainty. Gross margin for the quarter increased from prior year levels due to higher volume and increased price realization partially offset by new product ramp-up and operation reconfiguration costs to meet changing market demands.  Total selling and administrative expenses increased due to investment in growth initiatives and higher incentive based compensation partially offset by network distribution realignment savings and lower restructuring charges.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	Percent Change	September 28, 2013	September 29, 2012	Percent Change
Net sales	$565,706	$550,855	2.7%	$1,518,701	$1,476,467	2.9%
Cost of sales	365,835	359,519	1.8%	996,390	973,191	2.4%
Gross profit	199,871	191,336	4.5%	522,311	503,276	3.8%
Selling and administrative expenses	154,641	149,421	3.5%	453,735	444,610	2.1%
Restructuring and impairment charges	115	172	(33.1)%	236	1,361	(82.7)%
Operating income	45,115	41,743	8.1%	68,340	57,305	19.3%
Interest expense, net	2,668	2,503	6.6%	7,751	7,571	2.4%
Income before income taxes	42,447	39,240	8.2%	60,589	49,734	21.8%
Income taxes	14,398	15,036	(4.2)%	19,962	18,785	6.3%
Net income	$28,049	$24,204	15.9%	$40,627	$30,949	31.3%

Consolidated net sales for the third quarter of 2013 increased 2.7 percent or $14.9 million compared to the same quarter last year. The change was driven by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales to commercial buyers in both the supplies-driven and contract channels, offset by the effect of divestitures and a decline in sales to the federal government. Compared to prior year quarter, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, resulted in a $12.5 million sales decline.

Gross margin for the third quarter of 2013 increased to 35.3 percent compared to 34.7 percent for the same quarter last year.  The increase in gross margin was driven by higher volume and increased price realization partially offset by new product ramp-up and operations reconfiguration costs to meet changing market demands.  Third quarter 2012 included $0.2 million of transition costs related to the closure and consolidation of office furniture manufacturing facilities.

Total selling and administrative expenses, including restructuring charges, as a percentage of net sales increased to 27.4 percent compared to 27.2 percent for the same quarter last year due to investment in growth initiatives and higher incentive based compensation partially offset by higher volume, network distribution realignment savings and lower restructuring charges. Third quarter 2013 included $0.1 million of restructuring and transition charges associated with plant consolidations compared to $0.6 million in the same period in the prior year.

The provision for income taxes for continuing operations for the three months ended September 28, 2013 reflects an effective tax rate of 33.9 percent compared to 38.3 percent for the same period last year. The decrease was primarily due to the research tax credit for 2012 not being extended until the beginning of 2013 and certain other discrete adjustments due to the finalization of the Corporation's tax return filing in the third quarter. The 2013 estimated annual effective tax rate is expected to be 34.0 percent.

Net income attributable to HNI Corporation was $28.1 million or $0.61 per diluted share in the third quarter of 2013 compared to $24.5 million or $0.53 per diluted share in the third quarter of 2012.

For the first nine months of 2013, consolidated net sales increased $42.2 million, or 2.9 percent, to $1.52 billion compared to
$1.48 billion for the first nine months of 2012 driven by an increase in the supplies-driven and contract channels of the office furniture segment and higher sales in the hearth products segment. Gross margin increased to 34.4 percent compared to 34.1 percent for the same period last year driven by higher volume and better price realization partially offset by unfavorable mix, new product ramp up and operation reconfiguration costs to meet changing market demand and product category shifts. Net income attributable to HNI Corporation was $40.9 million for the first nine months of 2013 compared to $31.4 million for the first nine months of 2012. Earnings per share increased to $0.89 per diluted share compared to $0.68 per diluted share for the same period last year.

Office Furniture

Third quarter 2013 sales for the office furniture segment decreased 0.3 percent or $1.6 million to $466.2 million from $467.8 million for the same quarter last year. Compared to the prior year quarter, divestitures, partially offset by the acquisition of BP Ergo, resulted in a $12.5 million sales decline. Excluding the impact of acquisitions and divestitures, net sales in both the supplies-driven and contract channels of the Corporation's office furniture segment increased due to strength in core commercial markets. Sales to the federal government decreased 30 percent in the third quarter compared to the same period last year due to a decline in government spending and budget uncertainty. Third quarter 2013 operating profit prior to unallocated corporate expenses increased 5.9 percent or $2.3 million to $40.7 million as a result of higher volume, increased price realization, distribution network realignment savings and lower restructuring charges. These were partially offset by new product ramp up and facility reconfiguration costs to meet changing market demands. Third quarter 2013 included $0.1 million of restructuring and transition costs compared to $0.8 million in third quarter 2012.

Net sales for the first nine months of 2013 increased 0.3 percent or $3.3 million to $1.27 billion compared to $1.26 billion for the same period in 2012. Compared to the first nine months of the prior year, divestitures, partially offset by the acquisition of BP Ergo, resulted in a $19.3 million sales decline. Operating profit for the first nine months of 2013 increased 4.6 percent or $3.2 million to $71.5 million compared to $68.3 million for the same period in 2012. The year-to-date increase in sales and operating profit were driven by the same drivers experienced in the current quarter.

Hearth Products

Third quarter 2013 net sales for the hearth products segment increased 19.8 percent or $16.4 million to $99.5 million from $83.1 million for the same quarter last year. The increase was driven by an increase in both the new construction channel due to housing market recovery and the remodel-retrofit channel due to strong remodeling activity.   Operating profit prior to unallocated corporate expenses increased $5.3 million to $14.4 million compared to $9.1 million in the prior year quarter due to increased volume, higher price realization and lower input costs offset partially by investments in growth initiatives and higher incentive-based compensation.

Net sales for the first nine months of 2013 increased 18.4 percent or $39.0 million to $250.5 million compared to $211.5 million for the same period in 2012. Operating profit for the first nine months of 2013 increased $12.6 million to $23.7 million compared to $11.1 million for the same period in 2012. The year-to-date increase in sales and operating profit were driven by the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities generated $88.0 million of cash in the first nine months of 2013 compared to $80.8 million in the first nine months of 2012.  Working capital was a $24.7 million use of cash in the first nine months of the current fiscal year compared to a $0.4 million use of cash in the same period of the prior year. Trade receivables increased from the same period in the prior year due to timing and increased sales.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2013 were $59.6 million compared to $44.7 million in the same period of fiscal 2012 and were primarily for tooling, equipment and capacity for new products, manufacturing investments for laminate capabilities and the on-going implementation of new integrated software systems to support business process transformation.  For the full year 2013, capital expenditures are expected to be approximately $80 to $85 million, primarily focused on new product development and related equipment, tooling and capacity, accelerated manufacturing investments for laminate capabilities and the business systems transformation project referred to above.

Cash Flow – Financing Activities
During the first nine months of fiscal 2013, net borrowings under the revolving credit facility peaked at $69 million. The net borrowings at the end of third quarter were $9 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At September 28, 2013, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.24 per share on the Corporation's common stock on August 6, 2013, to shareholders of record at the close of business on August 16, 2013. The dividend was paid on August 30, 2013.

During the nine months ended September 28, 2013, the Corporation repurchased 388,100 shares of common stock at a cost of approximately $13.8 million, or an average price of $35.61 per share.  As of September 28, 2013, approximately $101.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first nine months of fiscal 2013, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.  During the first nine months of fiscal 2013, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2013, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 29, 2012.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of September 28, 2013, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended September 28, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
06/30/13 – 07/27/13	10,000	$38.81	10,000	$106,675,010
07/28/13 – 08/24/13	100,000	$38.00	100,000	$102,874,609
08/25/13 – 09/28/13	55,000	$34.93	55,000	$100,953,609
Total	165,000	$37.03	165,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the third quarter of fiscal 2013, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 29, 2013	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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