Form 10-K
period 2013-12-28
HNI CORP
filed 2014-02-21
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of June 28, 2013 was $952,837,745, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of January 31, 2014 was 44,982,873.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, national office product distributors, end-user customers, and federal, state and local governments.  Dealers and wholesalers are the largest channels based on sales.  Hearth products include a full array of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2013, the Corporation had net sales of $2.1 billion, of which approximately $1.7 billion or 82% was attributable to office furniture products and $0.4 billion or 18% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong, India and Taiwan.  See Item 2. Properties later in this report for additional related discussion.

Nine operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company LLC ("HON"), Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli LLC, Hickory Business Furniture, LLC (“HBF”), Artco-Bell Corporation. ("Artcobell"), HNI Hong Kong Limited (“Lamex”) and BP Ergo Limited ("BP Ergo").  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry.

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

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring and the Corporation’s operations in general, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report, and the following sections in the Notes to Consolidated Financial Statements:  Nature of Operations, Business Combinations and Operating Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $9.4 billion in 2013, an increase of 1% compared to 2012, which was a 1% decrease from 2011 levels.

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

Employees/Members

As of December 28, 2013, the Corporation employed approximately 10,300 persons, 9,900 of whom were full-time and 400 of whom were temporary personnel.  The Corporation believes its labor relations are good.

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

To meet the demands of various markets, the Corporation's products are sold under the Corporation's brands – HON®, Allsteel®, Maxon®, Gunlocke®, Paoli®, HBF®, artcobellTM, Midwest Folding ProductsTM, American DeskTM, basyx® by HON, Lamex® and ERGO®, as well as private labels.

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

Manufacturing

The Corporation manufactures office furniture in Alabama, Georgia, Illinois, Indiana, Iowa, New York, North Carolina, Texas, China and India.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Washington and Pennsylvania.

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

Product Development

The Corporation's product development efforts are primarily focused on developing end-user solutions that are relevant, differentiated and focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines and platforms, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $27.3 million, $26.9 million and $23.1 million in product development during fiscal 2013, 2012 and 2011, respectively.

Intellectual Property

As of December 28, 2013, the Corporation owned 268 U.S. and 248 foreign patents with expiration dates through 2038 and had applications pending for 24 U.S. and 61 foreign patents.  In addition, the Corporation holds 174 U.S. and 463 foreign trademark registrations and has applications pending for 21 U.S. and 12 foreign trademarks.

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

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation's trademarks in the aggregate would materially adversely affect the Corporation's business as a whole, except for HNI, HON and Allsteel.

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel consisting of independent, local office furniture and office products dealers, specializes in the sale of a broad range of office furniture and office furniture systems to business, government, education and health care entities.

The second distribution channel comprises national office product distributors including Staples, Inc., as well as, Office Max Incorporated and Office Depot, Inc. which recently merged.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection and design and office solution services provided by professional designers.  All of these distributors also sell through retail office products superstores.

The third distribution channel is where the Corporation has the lead selling relationship with the end-user.  Installation and service are normally provided through a dealer.

The fourth distribution channel comprises wholesalers serving as distributors of the Corporation's products to independent dealers, national supply dealers and superstores.  The Corporation sells to the nation's largest office supply/furniture wholesalers, United Stationers Supply Co. and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and retailers.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

The fifth distribution channel comprises direct sales of the Corporation's products to federal, state and local government offices.

The Corporation's office furniture sales force consists of regional sales managers, salespersons and firms of independent manufacturers' representatives who collectively provide national sales coverage.  Sales managers and salespersons are compensated by a combination of salary and variable performance compensation.

Office products dealers, national wholesalers and retailers market their products over the Internet and through catalogs published periodically.  These catalogs are distributed to existing and potential customers.

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in the Middle East, Mexico, Latin America and the Caribbean.  Through Lamex and BP Ergo, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in China, India and the rest of Asia.

Limited quantities of select finished goods inventories primarily built to order and awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers.

Hearth & Home sells its fireplace and stove products through dealers, distributors and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of regional sales managers, salespersons and firms of independent manufacturers' representatives.

In fiscal 2013, the Corporation's five largest customers represented approximately 23% of its consolidated net sales. No single customer accounted for 10% or more of the Corporation’s consolidated net sales in fiscal 2013.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, entities purchasing under the Corporation's U.S. General Services Administration contracts collectively accounted for approximately 2% of the Corporation's consolidated net sales.

As of December 28, 2013, the Corporation had an order backlog of approximately $163.5 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $159.0 million as of December 29, 2012, and $159.1 million as of December 31, 2011.  Backlog, in terms of percentage of net sales, was 7.9%, 7.9% and 8.7%, for fiscal 2013, 2012 and 2011, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is the second largest office furniture manufacturer in the world and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is the nation's largest manufacturer and marketer of fireplaces.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions and a high level of tailored customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market, such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., Krueger International Inc. (KI), Virco Mfg. Corporation and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Vermont Castings Group, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

Both office furniture and hearth products compete on the basis of performance, quality, price, complete and on-time delivery to the customer and customer service and support.  The Corporation believes it competes principally by providing compelling value products designed to be among the best in their price range for product quality and performance, superior customer service and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in brands, product development, highly efficient and low cost manufacturing operations and an extensive distribution network.

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

Investments are routinely made in modernizing plants, equipment, information technology capabilities and RCI programs.  These investments collectively focus on business simplification and increasing productivity which helps to offset the effect of rising material and labor costs.  The Corporation also routinely employs ongoing cost control disciplines.  In addition, the last-in, first-out ("LIFO") valuation method is used for most of the Corporation's inventories, which ensures changing material and labor costs are recognized in reported income and, more importantly, these costs are recognized in pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing use of materials and substances in products, the management of wastes resulting from use of certain material and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health and safety requirements.  The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel and consultants on the management of environmental, health and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2014 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

The existence of various unfavorable macroeconomic and industry factors, or deterioration of economic conditions, for a prolonged period could adversely affect our business operating results or financial condition.

Office furniture industry sales are impacted by a variety of macroeconomic factors such as service-sector employment levels, corporate profits, small business confidence, commercial construction and office vacancy rates. Industry factors, such as corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues. Despite economic recovery in the United States, generally, economic conditions remain uncertain. Employment has rebounded slowly and may not return to pre-recession level, which could decrease demand for our office furniture products and have adverse effects on our operating results.

Hearth products industry sales are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics. Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues. Deterioration of the economic conditions or a slowdown in the recovery in the homebuilding industry and the hearth products market could decrease demand for our hearth products and have additional adverse effects on our operating results.

Economic growth has slowed, and may continue to slow, in several key international markets, including China and India, which could have adverse effects on our international office furniture sales and our operating results.

Deteriorating economic conditions could affect our business significantly, including:  reduced demand for products; insolvency of our dealers resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; decreased customer demand, including order delays or cancellations; and counter-party failures negatively impacting our treasury operations.

Uncertainty surrounding the U.S. federal government, including the shutdown during fiscal 2013 and continued spending cuts, make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to incur excess costs.  Additionally, this forecasting difficulty could cause a shortage of products, labor or materials used in our products that could result in an inability to satisfy demand for our products and a loss of market share.

We may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect our results of operations.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible an impairment may exist.  As of December 28, 2013, we had goodwill of $287 million recorded on our balance sheet. We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit.  If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, such impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S. and other countries where we have a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any. We have two recently acquired reporting units within the office furniture segment where the fair value exceeds the carrying value by seven percent and six percent. There is approximately $26 million of total goodwill associated with these two reporting units.

The office furniture and hearth products industries are highly competitive and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, such as architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, Virco Mfg. Corporaton, Krueger International Inc. (KI) and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Vermont Castings Group, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

We sell our products through multiple distribution channels.  These distribution channels have been consolidating and may continue to consolidate in the future.  Consolidation may result in a greater proportion of our sales being concentrated in fewer customers, including as a result of the recent merger of Office Depot, Inc. and OfficeMax Incorporated.  The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results or financial condition than such events would have had prior to the consolidation.

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

The cost of energy could adversely affect our gross margins and profitability.

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

Our efforts to introduce new products to meet customer and workplace requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To meet the changing needs of our customers and keep pace with market trends in both the office furniture and hearth products industries, we periodically introduce new products.  Trends include changes in workplace and home design and increases in the use of technology and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control.  The design and engineering of certain new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image and our customers' needs.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline and may result in an adverse effect on our business, operating results or financial condition.

We have grown, and may continue to grow, our business through acquisitions and alliances, which could adversely affect our business, operating results or financial condition.

One of our growth strategies is to supplement our organic growth through acquisitions of, and or strategic alliances with, businesses with technologies or products complimenting or augmenting our existing products or distribution or adding new products or distribution to our business.  In the past three years, we acquired Artcobell, an education furniture company, and BP Ergo, an office furniture company in India, both of which we continue to integrate into our business. The benefits of these acquisitions, or future acquisitions or alliances may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions or alliances will in fact produce any benefits.  In addition, acquisitions and alliances involve a number of risks, including, without limitation:

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

Our ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates and the availability of capital to complete such acquisitions.  These risks could be heightened if we complete several acquisitions within a relatively short period of time.  In addition, there can be no assurance we will be able to continue to identify attractive opportunities or enter into any transactions with acceptable terms in the future.  If an acquisition is completed, there can be no assurance we will be able to successfully integrate the acquired entity into our operations or achieve sales and profitability justifying our investment in such businesses.  Any potential acquisition may not be successful and could adversely affect our business, operating results or financial condition.

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

Our inability to improve the quality/capability of our network of independent dealers or the loss of a significant number of dealers could adversely affect our business, operating results or financial condition.

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

During the past several years, we have experienced growth in our international operations and sales, including in China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates, such as the recent weakening of the Rupee in India.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

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

We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs.  These expenses relative to product sales vary and could increase.  We use chemicals and materials in our products and include components in our products from external suppliers, which we believe are safe and appropriate for their designated use; however, harmful effects may become known which could subject us to litigation, including health-related litigation, and significant losses. We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances indicating the need for such reserves.  We cannot, however, be certain these reserves will be adequate to cover actual product defect-related claims in the future.  We also purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions, but we cannot be certain insurance would cover all losses related to product claims. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

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

Any equity or debt financing, if available at all, could have terms unfavorable to us.  In addition, financings could result in dilution to our shareholders or the securities may have rights, preferences and privileges senior to those of our common stock.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our sales to the U.S. government are declining and our sales to the U.S. state and local governments are subject to uncertain future funding levels and federal, state and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

We derive a portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty due to continuing budget cuts. In fiscal years 2013 and 2012, our sales to the U.S. government have decreased 28% and 26%, respectively, and may continue to decline going forward, which could adversely impact our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 10.7 million square feet.  Of this total, approximately 1.6 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing nonwood office furniture
Dongguan, China	1,007,716	Owned	Manufacturing wood and nonwood casegoods and seating office furniture (1)
Florence, Alabama	304,365	Owned	Manufacturing wood and nonwood casegoods office furniture
Hickory, North Carolina	206,316	Owned	Manufacturing wood casegoods and seating office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing metal prefabricated fireplaces
Milan, Illinois	239,452	Leased	Warehousing office furniture components
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing metal prefabricated fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing nonwood casegoods office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing nonwood office furniture
Muscatine, Iowa	237,800	Owned	Manufacturing nonwood seating office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing wood and nonwood office furniture (1)
Temple, Texas	392,134	Owned	Manufacturing office furniture
Temple, Texas	354,000	Leased	Warehousing office furniture
Wayland, New York	716,484	Owned	Manufacturing wood casegoods and seating office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong, India and Taiwan.  These facilities total approximately 2.3 million square feet with approximately 1.2 million square feet used for the manufacture and distribution of office furniture and approximately .9 million square feet for hearth products.  Of this total, approximately 1.0 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
December 28, 2013

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Stan A. Askren	53	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	56	None	Vice President, General Counsel and Secretary	2008	Vice President and Regional General Counsel for The Americas, Imperial Chemical Industries PLC (2003-08); General Counsel, North America, ICI Paints (2004-08); President ICI Group Services (2004-08)
Gary L. Carlson	63	None	Vice President, Member and Community Relations	2007
Bradley D. Determan	52	None	Executive Vice President President, Hearth & Home Technologies LLC*	2005 2003
Jerald K. Dittmer	56	None	Executive Vice President, President, The HON Company LLC*	2008 2008	Vice President and Chief Financial Officer (2001-08)
Jeffrey D. Lorenger	48	None	Executive Vice President President, HNI Contract Furniture Group	2010 2014	President, Allsteel, Inc. (2008-2014); Vice President, General Counsel and Secretary HNI Corporation (2005-08); Vice President, Sales and Marketing The HON Company LLC (2007-08)
Donald T. Mead	54	None	Executive Vice President President, The Gunlocke Company L.L.C.*	2011 2008	Vice President, Marketing, The HON Company LLC (2006-08)
Marco V. Molinari	54	None	Executive Vice President President, HNI International Inc.*	2006 2003
Kurt A. Tjaden	50	None	Vice President and Chief Financial Officer	2008	Vice President and Chief Financial Officer, Asia, Whirlpool Corporation (2006-08)

*HNI Corporation subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2013, the Corporation had 7,538 stockholders of record.

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

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 105% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended December 28, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
9/29/13 - 10/26/13	22,000	$39.11	22,000	$100,093,227
10/27/13 - 11/23/13	209,000	$38.57	209,000	$92,032,239
11/24/13 - 12/28/13	120,900	$39.26	120,900	$87,286,015
Total	351,900		351,900
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2013, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2013	2012	2011	2010	2009
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to HNI Corporation – basic	$1.41	$1.08	$1.03	$0.66	$(0.04)
Income (Loss) from Continuing Operations Attributable to HNI Corporation – diluted	1.39	1.07	1.01	0.65	(0.04)
Net Income (Loss) Attributable to HNI Corporation – basic	1.41	1.08	1.03	0.60	(0.14)
Net Income (Loss) Attributable to HNI Corporation – diluted	1.39	1.07	1.01	0.59	(0.14)
Cash Dividends	0.96	0.95	0.92	0.86	0.86
Book Value – year-end	9.70	9.35	9.34	9.10	9.30
Net Working Capital – year-end	0.48	0.29	1.10	1.14	1.42
Operating Results (Thousands of Dollars)
Net Sales	$2,059,964	$2,004,003	$1,833,450	$1,686,728	$1,623,327
Gross Profit as a % of Net Sales	34.7%	34.4%	34.9%	34.7%	34.7%
Interest Expense	$9,906	$10,865	$11,951	$11,903	$12,080
Income (Loss) from Continuing Operations	63,369	48,326	45,748	29,681	(1,598)
Income (Loss) from Continuing Operations as a % of Net Sales	3.1%	2.4%	2.5%	1.8%	(0.1)%
Discontinued Operations	$—	$—	$—	$(2,558)	$(4,661)
Net Income (Loss) Attributable to HNI Corporation	63,683	48,967	45,986	26,941	(6,442)
Net Income (Loss) Attributable to HNI Corporation as a % of Net Sales	3.1%	2.4%	2.5%	1.6%	(0.4)%
Cash Dividends	$43,494	$43,041	$41,250	$38,737	$38,667
% Return on Average Shareholders’ Equity	14.9%	11.7%	11.1%	6.5%	(1.5)%
Depreciation and Amortization	$46,621	$43,360	$46,287	$58,630	$74,867
Financial Position (Thousands of Dollars)
Current Assets	$433,228	$402,375	$431,504	$405,621	$357,779
Current Liabilities	411,584	389,171	382,270	354,701	293,619
Working Capital	21,644	13,204	49,234	50,920	64,160
Current Ratio	1.05	1.03	1.13	1.14	1.22
Total Assets	$1,134,705	$1,077,066	$1,051,722	$995,340	$991,834
% Return on Beginning Assets Employed	9.8%	8.3%	8.2%	5.8%	0.7%
Long-Term Debt and Capital Lease Obligations	$150,197	$150,372	$150,540	$150,111	$200,000
Shareholders’ Equity	436,328	420,359	419,057	407,985	419,284
Current Share Data
Number of Shares Outstanding at Year-End	44,981,865	44,950,703	44,855,207	44,840,701	45,093,379
Weighted-Average Shares Outstanding During Year – basic	45,250,665	45,211,385	44,803,248	44,993,934	44,888,809
Weighted-Average Shares Outstanding During Year – diluted	45,956,280	45,819,979	45,694,278	45,808,704	44,888,809
Number of Shareholders of Record at Year-End	7,538	7,790	7,259	7,866	8,257
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$60,977	$39,473	$27,795	$25,683	$16,017
Members (Employees) at Year-End	10,310	10,352	9,490	8,470	8,748

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under "Item 1A. Risk Factors" and elsewhere in this report.

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

The Corporation delivered strong profit improvement in 2013 despite challenging market conditions and a slow economy. Growth in the supplies-driven channel of the office furniture segment was solid despite the heavy weight of economic and political uncertainty on small business confidence. Growth in the contract channel of the office furniture segment was a result of strong project activity and market demand for new products. Both channels were impacted by a steep decline in sales to the federal government. The Corporation's hearth products segment leveraged its leading market position to increase sales and drive significant profit improvement as the housing market continued to recover. The Corporation remained committed to long-term profitable growth across its core businesses and increased the amount of focused investments in selling, marketing, manufacturing and product initiatives.

Net sales during 2013 were $2.1 billion, an increase of 2.8 percent, compared to net sales of $2.0 billion in 2012.  The sales increase was driven by growth in the new construction and remodel/retrofit channels of the hearth products segment. The growth in the supplies-driven and contract channels of the office furniture segment was offset by a large decline in federal government sales and the impact of divestitures of several small businesses.

Management is positive about the office furniture and hearth markets. The Corporation will continue to invest in selling, marketing and product initiatives and remain focused on improving operations and reducing cost.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s Consolidated Statements of Income for the periods indicated.

Fiscal	2013	2012	2011
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	65.3	65.6	65.1
Gross profit	34.7	34.4	34.9
Selling and administrative expenses	29.6	29.9	30.2
Restructuring related charges	—	0.1	0.2
Operating income	5.1	4.4	4.4
Interest income (expense) net	(0.5)	(0.5)	(0.6)
Income (loss) from continuing operations before income taxes	4.7	3.9	3.8
Income taxes	1.6	1.5	1.3
Net income attributable to the noncontrolling interest	—	—	—
Income (loss) from continuing operations attributable to HNI Corporation	3.1%	2.4%	2.5%

Net Sales

Net sales during 2013 were $2.1 billion, an increase of 2.8 percent, compared to net sales of $2.0 billion in 2012.   The office furniture segment experienced better price realization and increased volume in commercial markets offset by a 28 percent decline in sales to the federal government. The hearth products segment experienced increased volume and better price realization in both the new construction and remodel/retrofit channels. Compared to prior year, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, reduced sales $27.5 million. Net sales during 2012 were $2.0 billion, an increase of 9.3 percent, compared to net sales of $1.8 billion in 2011.  Both the office furniture segment and the hearth products segment experienced increased volume and better price realization. Acquisitions contributed $93.0 million or 5.1 percent sales growth in 2012.

Gross Profit

Gross profit as a percent of net sales increased 0.3 percentage points in 2013 as compared to 2012 due to higher volume, better price realization and lower material costs offset partially by unfavorable mix, new product ramp-up and operation reconfiguration costs to meet changing market demand.  Gross profit as a percent of net sales decreased 0.5 percentage points in 2012 as compared to 2011 due to unfavorable mix, investments to improve operations, new product ramp-up and impact of acquisitions offset partially by higher volume, better price realization and lower material costs.

Selling and Administrative Expenses

Selling and administrative expenses increased 1.6 percent in 2013 and 8.2 percent in 2012.  The increase in 2013 was due to volume related expenses, investments in selling and growth initiatives, higher incentive-based compensation and a loss on sale of a small non-core office furniture business of $2.5 million. The increase in 2012 was due to volume related expenses, investments in selling and growth initiatives, higher incentive-based compensation and costs associated with acquisitions.

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

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2011, 2012 and 2013, the Corporation incurred $0.5 million, $0.4 million and $0.3 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

Operating Income

Operating income increased $18.4 million to $106.0 million in 2013, compared to $87.6 million in 2012.  The increase was due to higher volume, better price realization, lower material costs and distribution network realignment savings and lower restructuring costs. These were offset partially by new product ramp-up, facility reconfiguration to meet changing market demands, selling, marketing and product initiatives, higher incentive-based compensation and a loss on the sale of a small non-core business. Operating income increased $6.1 million to $87.6 million in 2012, compared to $81.5 million in 2011. The increase was due to higher volume, better price realization and lower material costs. These were offset partially by investments in operations, selling, marketing and product initiatives, and higher incentive-based compensation.

Income Taxes

The provision for income taxes for continuing operations reflect an effective tax rate of 34.5 percent, 37.7 percent and 34.8 percent for 2013, 2012 and 2011, respectively. The current year decrease in the effective tax rate was primarily driven by the federal research and development credit extension which was effective from January 2, 2013, resulting in both the 2012 and 2013 related credits of $1.3 million each being recognized in fiscal 2013.

Net Income Attributable to HNI Corporation

Net income attributable to HNI Corporation increased 30.1 percent to $63.7 million in 2013 compared to $49.0 million in 2012 and $46.0 million in 2011.  Net income per diluted share increased 29.9 percent to $1.39 in 2013 compared to $1.07 in 2012 and $1.01 in 2010.

Office Furniture

Office furniture comprised 82 percent, 84 percent and 83 percent of consolidated net sales for 2013, 2012 and 2011, respectively.  Net sales for office furniture decreased $2.1 million or 0.1 percent in 2013 to $1.685 billion compared to $1.687 billion in 2012 including increased price realization of $30 million. Compared to prior year, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, reduced sales by $27.5 million. The Corporation experienced growth in both the supplies-driven and contract channels which was more than offset by a large decline in sales to the federal government. Net sales for office furniture increased 10.4 percent in 2012 to $1.687 billion compared to $1.528 billion in 2011 including increased price realization of $41 million.  Acquisitions contributed $93 million of sales in 2012. The Corporation experienced growth in both the supplies-driven and contract channels partially offset by a large decline in sales to the federal government. BIFMA reported 2013 shipments up 1 percent from 2012 levels which were down 1 percent from 2011 levels.

Operating profit as a percent of net sales was 5.8 percent in 2013, 5.4 percent in 2012 and 6.5 percent in 2011.  The increase in operating margins in 2013 was due to better price realization, lower material costs, distribution network realignment savings and lower restructuring costs. These were partially offset by unfavorable mix, new product ramp-up, facility reconfiguration costs to meet changing market demands and loss on the sale of a small non-core business. The decrease in operating margins in 2012 was due to unfavorable mix, investments to improve operations, new product ramp-up, investments in growth initiatives and impact of acquisitions. These were partially offset by increased volume, better price realization and lower restructuring costs.

Hearth Products

Hearth products sales increased $58.1 million or 18.3 percent in 2013 to $375 million compared to $317 million in 2012 including increased price realization of $5 million. The sales increase was also due to an increase in both the new construction channel due to housing market recovery and the remodel/retrofit channel due to strong remodeling activity. Hearth products sales increased 3.7 percent in 2012 to $317 million compared to $305 million in 2011 including increased price realization of $5 million. The sales increase was also due to an increase in the new construction channel offset partially by a decrease in the remodel/retrofit channel.

Operating profit as a percent of sales in 2013 was 12.5 percent compared to 8.4 percent in 2012 and 4.8 percent in 2011.  The increase in operating margins in 2013 was due to higher volume, better price realization and lower material costs. These were partially offset by investments in growth initiatives and higher incentive-based compensation. The increase in operating margins in 2012 was due to higher volume and better price realization. These were partially offset by investments in selling and marketing initiatives.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2013 totaled $165.0 million compared to $144.8 million generated in 2012 due to increased net income and certain non-cash items.  Changes in working capital balances resulted in a $11.5 million source of cash in 2013 compared to $32.9 million in the prior year. Cash generated from operating activities in 2011 totaled $134.3 million and changes in working capital balances resulted in a $12.9 million source of cash.

The source of cash related to working capital balances in 2013 was primarily driven from lower inventory of $1.6 million and increased current liabilities of $30.4 million. The increase in current liabilities is comprised of a $14.6 million increase in trade accounts payable, a $11.3 million increase in other accruals, namely compensation, marketing and freight expense accruals and a $4.5 million increase in tax-related accruals. These sources of cash were offset partially by a $21.0 million increase in trade receivables due to increased sales during the fourth quarter.

The source of cash related to working capital balances in 2012 was primarily driven from lower inventory of $9.5 million and increased current liabilities of $32.2 million. The increase in current liabilities is comprised of a $25.4 million increase in trade accounts payable, a $2.1 million increase in other accruals, namely compensation and marketing expense accruals and a $4.7 million increase in tax-related accruals. These sources of cash were offset partially by a $7.0 million increase in trade receivables due to increased sales during the fourth quarter.

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

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2013 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.6 percent, 2.4 percent and 2.3 percent at the end of fiscal years 2013, 2012 and 2011, respectively. The Corporation’s inventory turns were 15, 14 and 16, for 2013, 2012 and 2011, respectively.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $78.9 million in 2013, $60.3 million in 2012 and $31.1 million in 2011.  These expenditures continue to focus on machinery and equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives as well as the implementation of new integrated information systems to support business process transformation.  The Corporation anticipates capital expenditures for 2014 to total $90 to $95 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

In 2012, the investing activities reflected a net cash outflow of $25.5 million related to the acquisition of BP Ergo and $1.5 million related to the acquisition of a pellet stove business. The addition of BP Ergo provides the Corporation a presence in the India office furniture market. In 2011, investing activities reflected a net cash outflow of $55 million related to the acquisition of Artcobell. The addition of Artcobell increased the Corporation's presence in the educational furniture market. Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2011, the Corporation completed the sale of a facility located in Owensboro, Kentucky, a facility located in Salisbury, North Carolina and excess land located in Meadville, Pennsylvania. The proceeds from these sales of $3 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2011.

Cash Flow – Financing Activities

On September 28, 2011, the Corporation amended and restated its existing revolving credit facility dated June 11, 2010. The Corporation increased its borrowing capacity from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term to the earlier of (i) September 28, 2016 or (ii) the date 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), subject to certain exceptions. The Corporation effectively decreased interest costs. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement. During 2013 net borrowings under the revolving credit facility peaked at $69 million. As of December 28, 2013, there were no amounts outstanding under the revolving credit facility.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Additional borrowing capacity of $250 million is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect access to future capital to be a constraint on planned growth.  Long-term debt, including capital lease obligations, was 26% of total capitalization as of December 28, 2013, December 29, 2012 and December 31, 2011.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under the credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At December 28, 2013, the Corporation was well below this ratio at 1.0 and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

During 2013, the Corporation repurchased 740,000 shares of its common stock at a cost of approximately $27.5 million, or an average price of $37.15. The Board authorized $200 million on August 8, 2006, and an additional $200 million on November 9, 2007, for repurchases of the Corporation’s common stock.  As of December 28, 2013 approximately $87.3 million of this authorized amount remained unspent.  During 2012, the Corporation repurchased 800,000 shares of its common stock at a cost of approximately $21.0 million, or an average price of $26.28. During 2011, the Corporation repurchased 323,965 shares of its common stock at a cost of approximately $10.0 million, or an average price of $30.87.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.96 per common share for 2013, $0.95 for 2012 and $0.92 for 2011.  The last quarterly dividend increase was from $0.23 to $0.24 per common share effective with the June 1, 2012 dividend payment for shareholders of record at the close of business on May 18, 2012.  The average dividend payout percentage for the most recent three-year period has been 105 percent of prior year earnings or 34 percent of prior year cash flow from operating activities.

Cash, cash equivalents and short-term investments totaled $72.3 million at the end of 2013 compared to $49.0 million at the end of 2012 and $82.0 million at the end of 2011.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2013, $15.2 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated it could result in additional tax expense to the Corporation. The Corporation does not believe asserting this cash as permanently reinvested will have any impact on its liquidity.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$169,157	$8,678	$160,479		$—
Capital lease obligations	237	129	108	—	—
Operating lease obligations	102,059	28,753	44,852	14,387	14,067
Purchase obligations (2)	67,406	67,406	—	—	—
Other long-term obligations (3)	37,899	4,285	10,374	3,692	19,548
Total	$376,758	$109,251	$215,813	$18,079	$33,615

(1)	Interest has been included for all debt at the fixed rate in effect as of December 28, 2013, as applicable.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the quantity to be purchased, the price to be paid and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available.

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2013 ended on December 28, 2013; 2012 ended on December 29, 2012; and 2011 ended on December 31, 2011.  The financial statements for fiscal years 2013, 2012 and 2011 are all on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

As of December 28, 2013, there was approximately $235 million in outstanding accounts receivable and $6 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions were to deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $5 million at year-end 2012 and $5 million at year-end 2011.

Inventory valuation – Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out ("LIFO") method. The value of inventories on the LIFO basis represented about 74%, 70% and 67% of total inventories at December 28, 2013, December 29, 2012 and December 31, 2011, respectively. If the first-in, first-out ("FIFO") method had been in use, inventories would have been $27.7 million, $25.5 million and $25.9 million higher than reported at December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for the annual impairment evaluation for three reporting units during the fourth quarter of 2013 where the fair value was substantially in excess of carrying value in prior year analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not that the fair values of the reporting units were greater than their carrying amount. Therefore, no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth products industries and recent and forecasted financial performance of these reporting units. General economic conditions considered included GDP, CEO confidence, small business confidence, corporate profitability, office vacancy rates, commodity prices, housing starts and remodel activity.

The Corporation performed a two-step goodwill impairment test for all other reporting units. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation also computed the fair value of all but one of the reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

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

As a result of the review performed in the fourth quarter of 2013, the Corporation determined the fair value of its nine reporting units all exceeded the respective carrying value and, therefore, no impairment of goodwill was recorded.
Under the income approach, the Corporation assumed a forecasted cash flow period of ten to fifteen years with discount rates ranging from 10 percent to 13 percent, near term growth rates ranging from negative 15.4 percent to positive 17.5 percent and terminal growth rates ranging from 3 percent to 5 percent.

For all reporting units included in the two-step impairment test except two, the estimated fair value is significantly in excess of carrying value. These other two reporting units were recently acquired and therefore have a carrying value that is closer to the current fair value. The two reporting units within the office furniture segment, exceeded their carrying value by approximately 7 percent and 6 percent. These reporting units have goodwill of approximately $12 million and $14 million, respectively.

For the office furniture reporting unit that exceeded its carrying value by approximately 7 percent, the Corporation assumed a discount rate of 10.5 percent, near term growth rates ranging from 0.8 percent to 10.4 percent and a terminal growth rate of 3 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development, operational processes and structural costs. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $7 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $4 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the reporting unit failing step 1.

For the office furniture reporting unit that exceeded its carrying value by approximately 6 percent, the Corporation assumed a discount rate of 13 percent, near term growth rates ranging from negative 15.4 percent to positive 17.5 percent and a terminal growth rate of 5 percent. The fair value model assumes positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development, operational processes and structural costs. The Corporation did not use the market approach for this reporting unit due to it being in a developing market so market multiples are not as meaningful as well as the lack of comparable companies. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $5 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $2 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the reporting unit failing step 1.

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to economic conditions in the U.S. and other countries where the Corporation has a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, the pricing environment and currency exchange fluctuations. In addition, estimates of fair value are impacted by estimates of the market-participant derived weighted average cost of capital.

Additionally, the Corporation's compared the estimated aggregate fair value of its reporting units to its overall market capitalization.

Goodwill of approximately $287 million remains on the consolidated balance sheet as of the end of fiscal 2013.

The Corporation also determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2013 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review performed in the fourth quarter of 2013, the Corporation determined the fair value of all trade names exceeded the respective carrying value and, therefore no impairment was recorded. A carrying value of all indefinite-lived trade names of approximately $41 million remains on the consolidated balance sheet at the end of fiscal 2013.

For all trade names except one, the estimated fair value is significantly in excess of carrying value. The one trade name within the office furniture segment, exceeded its carrying value by approximately 5 percent and had a carrying value of $7.6 million. For this trade name the Corporation assumed a discount rate of 12 percent, terminal growth rate of 3 percent and a royalty rate of 2.5 percent. A 100 basis point change in any of these assumptions could trigger an impairment.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Intangibles, net of amortization, of approximately $95 million are included on the consolidated balance sheet as of the end of fiscal 2013.

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

Self-insured reserves – The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of December 28, 2013, those liabilities totaled $28 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $7.5 million in 2013, $6.4 million in 2012 and $7.2 million in 2011.

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

In July 2012, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The Corporation adopted the new guidance beginning December 30, 2012, the beginning of the Corporation's 2013 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In January 2013, the FASB issued accounting guidance clarifying the scope of disclosures about offsetting assets and liabilities.
This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation does not expect the adoption to have a material impact on its fiscal 2014 financial statements.

In February 2013, the FASB issued accounting guidance intended to improve the reporting classifications out of accumulated other comprehensive income of various components. This guidance was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Corporation adopted the new guidance beginning December 30, 2012, the beginning of the Corporation's 2013 fiscal year.

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

The Corporation began using derivative instruments to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel, in April of 2010. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months. At December 28, 2013, the effect on the consolidated balance sheet was insignificant. The effect on the consolidated statement of income for the year ended December 28, 2013 was a reduction in operating expense of $0.2 million.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of December 28, 2013, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2013 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011	75

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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 21, 2014	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 21, 2014
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 21, 2014
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 21, 2014
Mary H. Bell

/s/ Miguel M. Calado	Director	February 21, 2014
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 21, 2014
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 21, 2014
James R. Jenkins

/s/ Dennis J. Martin	Director	February 21, 2014
Dennis J. Martin

/s/ Larry B. Porcellato	Director	February 21, 2014
Larry B. Porcellato

Signature	Title	Date

/s/ Abbie J. Smith	Director	February 21, 2014
Abbie J. Smith

/s/ Brian E. Stern	Director	February 21, 2014
Brian E. Stern

/s/ Ronald V. Waters, III	Lead Director	February 21, 2014
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2013.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 28, 2013, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at December 28, 2013, December 29, 2012, and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2014

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except for per share data)
For the Years	2013	2012	2011
Net sales	$2,059,964	$2,004,003	$1,833,450
Cost of products sold	1,344,672	1,314,776	1,194,387
Gross profit	715,292	689,227	639,063
Selling and administrative expenses	608,972	599,656	554,315
Restructuring related and impairment charges	333	1,944	3,261
Operating income	105,987	87,627	81,487
Interest income	626	842	623
Interest expense	9,906	10,865	11,951
Income before income taxes	96,707	77,604	70,159
Income taxes	33,338	29,278	24,411
Net income	63,369	48,326	45,748
Less: Net income (loss) attributable to the noncontrolling interest	(314)	(641)	(238)
Net income attributable to HNI Corporation	$63,683	$48,967	$45,986
Net income attributable to HNI Corporation per common share – basic	$1.41	$1.08	$1.03
Weighted average shares outstanding – basic	45,250,665	45,211,385	44,803,248
Net income attributable to HNI Corporation per common share – diluted	$1.39	$1.07	$1.01
Weighted average shares outstanding - diluted	45,956,280	45,819,979	45,694,278

Foreign currency translation adjustments	$(2,562)	$264	$796
Change in unrealized gains (losses) on marketable securities (net of tax)	(124)	62	191
Change in pension and postretirement liabilty (net of tax)	2,151	(708)	(1,270)
Change in derivative financial instruments (net of tax)	187	(20)	339
Other comprehensive income (loss) net of tax	$(348)	$(402)	$56
Comprehensive income	63,021	47,924	45,804
Less: Comprehensive income attributable to noncontrolling interest	(314)	(641)	(238)
Comprehensive income attributable to HNI Corporation	$63,335	$48,565	$46,042
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2013	2012	2011
Assets
Current Assets
Cash and cash equivalents	$65,030	$41,782	$72,812
Short-term investments	7,251	7,250	9,157
Receivables, net	228,715	213,490	204,036
Inventories, net	89,516	93,515	101,873
Deferred income taxes	16,051	19,412	16,261
Prepaid expenses and other current assets	26,665	26,926	27,365
Total Current Assets	433,228	402,375	431,504
Property, Plant, and Equipment	267,401	240,490	229,727
Goodwill	286,655	288,348	270,761
Other Assets	147,421	145,853	119,730
Total Assets	$1,134,705	$1,077,066	$1,051,722
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$407,799	$384,244	$351,650
Note payable and current maturities of long-term debt and capital lease obligations	484	4,554	30,345
Current maturities of other long-term obligations	3,301	373	275
Total Current Liabilities	411,584	389,171	382,270
Long-Term Debt	150,091	150,146	150,200
Capital Lease Obligations	106	226	340
Other Long-Term Liabilities	67,543	63,995	59,356
Deferred Income Taxes	68,964	52,868	40,234
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,982	44,951	44,855
Authorized: 200,000
Issued and outstanding: 2013-44,982; 2012-44,951; 2011-44,855
Additional paid-in capital	16,729	20,153	24,277
Retained Earnings	373,652	353,942	348,210
Accumulated other comprehensive income	965	1,313	1,715
Total HNI Corporation shareholders’ equity	436,328	420,359	419,057
Noncontrolling interest	89	301	265
Total Equity	436,417	420,660	419,322
Total Liabilities and Equity	$1,134,705	$1,077,066	$1,051,722
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2011	$44,841	$18,011	$343,474	$1,659	$471	$408,456
Comprehensive income:
Net income			45,986		(238)	45,748
Other comprehensive income (net of tax)				56		56
Distributions to noncontrolling interest					(87)	(87)
Change in ownership of noncontrolling interest					119	119
Cash dividends; $0.92 per share			(41,250)			(41,250)
Common shares – treasury:
Shares purchased	(324)	(9,676)				(10,000)
Shares issued under Members’ Stock Purchase Plan and stock awards	338	15,942				16,280
Balance, December 31, 2011	$44,855	$24,277	$348,210	$1,715	$265	$419,322
Comprehensive income:
Net income (loss)			48,967		(641)	48,326
Other comprehensive (loss) (net of tax)				(402)		(402)
Distributions to noncontrolling interest					(124)	(124)
Change in ownership of noncontrolling interest			(194)		801	607
Cash dividends; $0.95 per share			(43,041)			(43,041)
Common shares – treasury:
Shares purchased	(800)	(20,221)				(21,021)
Shares issued under Members’ Stock Purchase Plan and stock awards	896	16,097				16,993
Balance, December 29, 2012	$44,951	$20,153	$353,942	$1,313	$301	$420,660
Comprehensive income:
Net income (loss)			63,683		(314)	63,369
Other comprehensive (loss) (net of tax)				(348)		(348)
Distributions to noncontrolling interest					(167)	(167)
Change in ownership of noncontrolling interest			(479)		269	(210)
Cash dividends; $0.96 per share			(43,494)			(43,494)
Common shares – treasury:
Shares purchased	(740)	(26,748)				(27,488)
Shares issued under Members’ Stock Purchase Plan and stock awards	771	23,324				24,095
Balance, December 28, 2013	$44,982	$16,729	$373,652	$965	$89	$436,417
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2013	2012	2011
Net Cash Flows From (To) Operating Activities:
Net income	$63,369	$48,326	$45,748
Noncash items included in net income:
Depreciation and amortization	46,621	43,360	46,287
Other postretirement and post-employment benefits	1,309	1,678	1,660
Stock-based compensation	7,451	6,437	7,171
Excess tax benefits from stock compensation	(2,211)	(4,156)	(99)
Deferred income taxes	18,451	7,060	12,400
Net loss on sales, retirements and impairments of long-lived assets and intangibles	344	1,032	273
Loss on sale of business	2,177	—	—
Stock issued to retirement plan	5,352	4,864	4,906
Other – net	4,419	2,557	849
Changes in working capital, excluding acquisition and disposition:
Receivables	(21,029)	(6,993)	(6,924)
Inventories	1,606	9,546	(11,279)
Prepaid expenses and other current assets	526	(1,799)	(4,352)
Accounts payable and accrued expenses	25,863	27,531	39,866
Income taxes	4,525	4,662	(4,444)
Increase (decrease) in other liabilities	6,229	672	2,216
Net cash flows from (to) operating activities	165,002	144,777	134,278
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(60,977)	(39,473)	(27,795)
Proceeds from sale of property, plant and equipment	421	1,182	3,255
Capitalized software	(17,918)	(20,797)	(3,348)
Acquisition spending, net of cash acquired	—	(26,894)	(54,990)
Purchase of investments	(1,107)	(5,554)	(15,555)
Sales or maturities of investments	5,053	4,762	6,480
Other – net	(891)	961	412
Net cash flows from (to) investing activities	(75,419)	(85,813)	(91,541)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(27,488)	(21,021)	(10,000)
Withholding related to net share settlements of equity based awards	(1,598)	(5,995)	—
Proceeds from note and long-term debt	157,967	148,844	5,455
Payments of note and long-term debt and other financing	(163,524)	(179,333)	(26,523)
Proceeds from sale of HNI Corporation common stock	9,591	6,396	3,198
Excess tax benefits from stock compensation	2,211	4,156	99
Dividends paid	(43,494)	(43,041)	(41,250)
Net cash flows from (to) financing activities	(66,335)	(89,994)	(69,021)
Net increase (decrease) in cash and cash equivalents	23,248	(31,030)	(26,284)
Cash and cash equivalents at beginning of year	41,782	72,812	99,096
Cash and cash equivalents at end of year	$65,030	$41,782	$72,812
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers and national office product distributors and directly to end-user customers and federal, state and local governments. Dealers and wholesalers are the major channels based on sales.  Hearth products include a full array of gas, electric, and wood burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia and India; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2013 ended on December 28, 2013; 2012 ended on December 29, 2012; and 2011 ended on December 31, 2011.  The financial statements for fiscal years 2013, 2012 and 2011 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

At December 28, 2013, December 29, 2012 and December 31, 2011, cash, cash equivalents and investments consisted of the following:

Year-End 2013 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$251	$—
Available-for-sale securities
Debt securities	—	7,000	9,113
Cash and money market accounts	65,030	—	—
Total	$65,030	$7,251	$9,113

The amortized cost basis of the debt securities as of December 28, 2013 was $16.0 million. Unrealized gains of $0.2 million and unrealized losses of $0.1 million are recorded in accumulated other comprehensive income as of December 28, 2013 for these debt securities.

Year-End 2012 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$250	$—
Available-for-sale securities
Debt securities	—	7,000	13,356
Cash and money market accounts	41,782	—	—
Total	$41,782	$7,250	$13,356

The amortized cost basis of the debt securities as of December 29, 2012 was $20.0 million. Unrealized gains of $0.3 million and unrealized losses of $0.0 million are recorded in accumulated other comprehensive income as of December 29, 2012 for these debt securities.

Year-End 2011 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$257	$—
Available-for-sale securities
Debt securities	—	8,900	10,714
Cash and money market accounts	72,812	—	—
Total	$72,812	$9,157	$10,714

The amortized cost basis of the debt securities as of December 31, 2011 was $19.4 million. Unrealized gains of $0.2 million and unrealized losses of $0.0 million are recorded in accumulated other comprehensive income as of December 31, 2011 for these debt securities.

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $6.2 million, $5.2 million and $4.8 million, for 2013, 2012 and 2011, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 74%, 70% and 67% of its inventory by the LIFO method at December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  During 2013 and 2012, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.2 million and $0.8 million in 2013 and 2012, respectively. If the FIFO method had been in use, inventories would have been $27.7 million, $25.5 million and $25.9 million higher than reported at December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Expenditures for repairs and maintenance are expensed as incurred. Major improvements that materially extend the useful lives of the assets are capitalized.  Depreciation has been computed using the straight-line method over estimated useful lives:  land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years.

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

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for three reporting units for the annual impairment evaluation during the fourth quarter of 2013 where the fair value was substantially in excess of carrying value in prior year analysis. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth products industries and recent and forecasted financial performance of these units. General economic conditions considered included GDP, CEO confidence, small business confidence, corporate profitability, office vacancy rates, commodity prices, housing starts and remodeling activity.. The Corporation performed the two-step goodwill impairment test for all other reporting units and used various valuation techniques with the primary technique being a discounted cash flow method. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

The Corporation has definite-lived intangibles, including capitalized software, that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.  Definite-lived intangibles, net of amortization, of approximately $95 million are included in other assets on the consolidated balance sheet as of the end of fiscal 2013.

See Goodwill and Other Intangible Assets footnote for further information.

Product Warranties
The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component failing during normal use because of a defect in design, materials or workmanship.  Reserves have been established for the various costs associated with the Corporation's warranty programs.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2013	2012	2011
Balance at the beginning of the period	$13,055	$12,910	$12,930
Accrual assumed from acquisition	—	301	222
Accruals for warranties issued during the period	21,878	18,370	15,581
Accrual related to pre-existing warranties	106	432	(100)
Settlements made during the period	(21,199)	(18,958)	(15,723)
Balance at the end of the period	$13,840	$13,055	$12,910

The Corporation corrected a classification error by reclassifying a portion of the reserve for product warranties which was previously all classified as a current liability, including the related deferred tax impacts, to long-term. The portion of the reserve for estimated settlements expected to be paid in the next twelve months was, $6.7 million, $6.3 million and $6.3 million as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively, and are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The portion of the reserve for estimated settlements expected to be paid beyond one year was, $7.1 million, $6.7 million and $6.6 million as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively, and are included in "Other Long-Term Liabilities" in the Consolidated Balance Sheets. The revisions in the Consolidated Balance

Sheet noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $27.3 million in 2013, $26.9 million in 2012 and $23.1 million in 2011 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  Amounts recorded were $123.8 million in 2013, $122.1 million in 2012 and $112.3 million in 2011.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $26.2 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of December 28, 2013.  The Corporation believes the U.S. tax cost on unremitted foreign earnings would be approximately $7.9 million if the amounts were not considered permanently reinvested. See the Income Tax footnote for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under stock options, restricted stock units and common stock equivalents under the Corporation's deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)	2013	2012	2011
Numerators:
Numerators for both basic and diluted EPS net income attributable to parent company	$63,683	$48,967	$45,986
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	45,251	45,211	44,803
Potentially dilutive shares from stock option plans	706	609	891
Denominator for diluted EPS	45,956	45,820	45,694
Earnings per share – basic	$1.41	$1.08	$1.03
Earnings per share – diluted	$1.39	$1.07	$1.01

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2013, 2012 and 2011 because inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion was 769,394; 1,760,220 and 1,969,085 for 2013, 2012 and 2011, respectively.

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

Self-Insurance
The Corporation is primarily self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of December 28, 2013, these liabilities totaled $28.2 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

In July 2012, the FASB issued accounting guidance intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The Corporation adopted the new guidance beginning December 30, 2012, the beginning of the Corporation's 2013 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In January 2013, the FASB issued accounting guidance clarifying the scope of disclosures about offsetting assets and liabilities.
This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation does not expect the adoption to have a material impact on its fiscal 2014 financial statements.

In February 2013, the FASB issued accounting guidance intended to improve the reporting classifications out of accumulated other comprehensive income of various components. This guidance was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Corporation adopted the new guidance beginning December 30, 2012, the beginning of the Corporation's 2013 fiscal year.

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

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2011, 2012 and 2013, the Corporation incurred $0.5 million, $0.4 million and $0.3 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2011.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at January 1, 2011	$2,389	$243	$2,632
Restructuring charges	636	2,625	3,261
Cash payments	(1,957)	(2,837)	(4,794)
Restructuring reserve at December 31, 2011	$1,068	$31	$1,099
Restructuring charges	(316)	2,107	1,791
Cash payments	(560)	(2,120)	(2,680)
Restructuring reserve At December 29, 2012	$192	$18	$210
Restructuring charges	(8)	341	333
Cash Payments	(135)	(353)	(488)
Restructuring reserve At December 28, 2013	$49	$6	$55

Business Combinations
The Corporation completed the acquisition of 97.8% of the capital stock of BP Ergo Limited, a leading manufacturer and marketer of office furniture in India, on August 13, 2012 for a purchase price of approximately $25.5 million and assumption of $4.1 million of short-term bank debt. BP Ergo goes to market through a national network of sales branches and dealers supported by two manufacturing locations. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires use of estimates and judgments. There were approximately $9.8 million of intangibles other than goodwill associated with this acquisition with estimated useful lives of ten years with amortization recorded based on the projected cash flow associated with the respective intangible assets' existing relationship. There was approximately $15.9 million of goodwill associated with this acquisition assigned to the office furniture segment. The goodwill is not deductible for tax purposes. As of December 28, 2013 the Corporation owns 99.3% of the capital stock of BP Ergo.

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

The results of the acquired businesses have been included in the Consolidated Financial Statements since the date of acquisition and represent 5% of consolidated net sales for 2013 and therefore, no proforma presentation has been provided.

Supplemental Cash Flow Information
The Corporation had certain non-cash operating and investing activities related to accrued purchases of property and equipment of $3.8 million and capitalized software of $1.1 million at December 28, 2013. In subsequent periods, revision will be made on the Consolidated Statements of Cash Flows that will decrease the operating cash flows related to the change in accounts payable and accrued expenses for the three months ended March 30, 2013, the six months ended June 29, 2013 and nine months ended September 28, 2013 of $1.3 million, $5.7 million and $4.5 million, respectively. For the three months ended March 30, 2013 investing cash flows on the Consolidated Statement of Cash Flows will increase $1.6 million related to capital expenditures of property and equipment and decrease $0.3 million related to expenditures of capitalized software. For the six months ended June 29, 2013 and the nine months ended September 28, 2013 investing cash flows on the Consolidated Statement of Cash Flows will increase $4.4 million and $4.0 million related to capital expenditures for property and equipment, respectively and $1.3 million and $0.5 million related to capital expenditures for capitalized software, respectively. The revisions in the Consolidated Statement of Cash Flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Cash payments for interest and income taxes consisted of the following:

(In thousands)	2013	2012	2011
Interest paid (net of capitalized interest)	$9,909	$10,865	$11,968
Income taxes paid	$9,576	$13,404	$14,099

Inventories

(In thousands)	2013	2012	2011
Finished products	$51,991	$47,042	$65,136
Materials and work in process	65,247	71,945	62,638
LIFO reserve	(27,722)	(25,472)	(25,901)
	$89,516	$93,515	$101,873

Property, Plant, and Equipment

(In thousands)	2013	2012	2011
Land and land improvements	$27,465	$26,681	$23,197
Buildings	284,484	268,003	264,081
Machinery and equipment	470,748	465,014	468,926
Construction and equipment installation in progress	24,209	17,871	11,911
	806,906	777,569	768,115
Less: accumulated depreciation	539,505	537,079	538,388
	$267,401	$240,490	$229,727

Total depreciation expense was $36.3 million, $34.1 million and $38.6 million in 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation utilized this guidance for the annual impairment evaluation for three reporting units during the fourth quarter of 2013 where the fair value was substantially in excess of carrying value in prior year analysis. The Corporation determined that based on relevant qualitative factors that it was more likely than not that the fair values of the reporting units were greater than their carrying amount. Therefore, no further testing was performed on these reporting units. The qualitative factors considered included, but were not limited to, general economic conditions, outlook for the office furniture and hearth product industries and recent and forecasted financial performance of these units. General economic conditions considered included GDP, CEO confidence, small business confidence, corporate profitability, office vacancy rates, commodity prices, housing starts and remodel activity.

The Corporation performed a two-step goodwill impairment test for all other reporting units. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.  In addition, for reasonableness, the Corporation also computed the fair value of all but one of the reporting units using EBIT multiples of market competitors, noting the fair value as determined by the discounted cash flow analysis was consistent with these estimates.

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

As a result of the review performed in the fourth quarter of 2013, the Corporation determined the fair value of its nine reporting units all exceeded the respective carrying value and, therefore, no impairment of goodwill was recorded.

Under the income approach, the Corporation assumed a forecasted cash flow period of ten to fifteen years with discount rates ranging from 10 percent to 13 percent, near term growth rates ranging from negative 15.4 percent to positive 17.5 percent and terminal growth rates ranging from 3 percent to 5 percent.

For all reporting units included in the two-step impairment test except two, the estimated fair value is significantly in excess of carrying value. The other two reporting units were recently acquired and therefore have a carrying value that is closer to the current fair value. These two reporting units within the office furniture segment, exceeded their carrying value by approximately 7 percent and 6 percent. These reporting units have goodwill of approximately $12 million and $14 million, respectively.

For the office furniture reporting unit that exceeded its carrying value by approximately 7 percent, the Corporation assumed a discount rate of 10.5 percent, near term growth rates ranging from 0.8 percent to 10.4 percent and a terminal growth rate of 3 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development, operational processes and structural costs. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $7 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $4 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the reporting unit failing step 1.

For the office furniture reporting unit that exceeded its carrying value by approximately 6 percent, the Corporation assumed a discount rate of 13 percent, near term growth rates ranging from negative 15.4 percent to positive 17.5 percent and a terminal growth rate of 5 percent. The fair value model assumes positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development, operational processes and structural costs. The Corporation did not use the market approach for this reporting unit due to it being in a developing market so market multiples are not as meaningful as well as the lack of comparable companies. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $5 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $2 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the reporting unit failing step 1.

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to economic conditions in the U.S. and other countries where the Corporation has a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, the pricing environment and currency exchange fluctuations. In addition, estimates of fair value are impacted by estimates of the market-participant derived weighted average cost of capital.

Additionally, the Corporation compared the aggregate fair value of its reporting units to its overall market capitalization.

The Corporation also owns trade names having a net value of $41 million as of December 28, 2013, $41 million as of December 29, 2012, and $41 million as of December 31, 2011.  The trade names are deemed to have an indefinite useful life because they are expected to generate cash flow indefinitely.  The Corporation determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2013 assessment of indefinite lived trade names during the fourth quarter. The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review performed in the fourth quarter of 2013, the Corporation determined the fair value of all trade names exceeded the respective carrying value and, therefore no impairment was recorded.

For all trade names except one, the estimated fair value is significantly in excess of carrying value. The one trade name within the office furniture segment, exceeded its carrying value by approximately 5 percent and had a carrying value of $7.6 million. For this trade name the Corporation assumed a discount rate of 12 percent, terminal growth rate of 3 percent and a royalty rate of 2.5 percent. A 100 basis point change in any of these assumptions could trigger an impairment.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2013	2012	2011
Patents	$18,905	$18,905	$18,905
Less: accumulated amortization	18,685	18,609	18,526
Net patents	220	296	379
Software	52,778	36,126	15,525
Less: accumulated amortization	14,380	13,839	12,014
Net software	38,398	22,287	3,511
Customer lists and other	110,609	113,811	102,825
Less: accumulated amortization	54,592	49,520	42,688
Net customer lists and other	56,017	64,291	60,137
Net intangible assets	$94,635	$86,874	$64,027

Amortization expense for capitalized software for 2013, 2012 and 2011, was $2.9 million, $1.9 million and $1.7 million, respectively. Amortization expense for all other definite-lived intangibles for 2013, 2012 and 2011, was $7.4 million, $7.0 million and $5.9 million, respectively. All amortization expense was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2014	2015	2016	2017	2018
Amortization expense	$9.6	$11.2	$10.5	$9.9	$9.8

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since January 1, 2011, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 1, 2011
Goodwill	$123,948	$166,188	$290,136
Accumulated impairment losses	(29,359)	(143)	(29,502)
	94,589	166,045	260,634
Goodwill acquired during the year	10,127	—	10,127
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	—	—	—
Balance as of December 31, 2011
Goodwill	134,075	166,188	300,263
Accumulated impairment losses	(29,359)	(143)	(29,502)
	104,716	166,045	270,761
Goodwill acquired during the year	15,867	—	15,867
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	1,720	—	1,720
Balance as of December 29, 2012
Goodwill	151,662	166,188	317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	122,303	166,045	288,348
Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Goodwill related to the sale of business units	—	—	—
Final purchase price allocations/contingent payments from prior year acquisitions	—	—	—
Foreign currency translation adjustment	(1,693)	—	(1,693)
Balance as of December 28, 2013
Goodwill	149,969	166,188	316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$120,610	$166,045	$286,655

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.

Accounts Payable and Accrued Expenses

(In thousands)	2013	2012	2011
Trade accounts payable	$199,889	$189,391	$159,292
Compensation	40,072	36,671	36,067
Profit sharing and retirement expense	23,686	20,821	19,284
Marketing expenses	37,292	32,979	30,653
Freight	15,682	12,826	13,816
Other accrued expenses	91,178	91,556	92,538
	$407,799	$384,244	$351,650

Long-Term Debt

(In thousands)	2013	2012	2011
Note payable to bank, revolving credit facility with interest at a variable rate (2011-1.80%)	$—	$—	$30,000
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000	150,000
Other notes and amounts	455	4,586	437
Total debt	150,455	154,586	180,437
Less: current portion	364	4,440	30,237
Long-term debt	$150,091	$150,146	$150,200

Aggregate maturities of long-term debt are as follows:
(In thousands)
2014	$364
2015	55
2016	150,036
2017	—
2018	—
Thereafter	$—

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

Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the Credit Agreement.  As of December 28, 2013, there was no amount outstanding under the revolving credit facility.

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under a revolving credit facility with 5.54% percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been, and currently is, in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2013 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated based on discounted cash flow method (Level 2) to be $159 million at December 28, 2013, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2013	2012	2011
Current:
Federal	$12,077	$19,132	$8,931
State	1,036	2,460	1,929
Foreign	2,153	1,175	1,719
Current provision	15,266	22,767	12,579
Deferred:
Federal	16,614	6,692	10,829
State	2,558	603	1,307
Foreign	(1,100)	(784)	(304)
Deferred provision	18,072	6,511	11,832
	$33,338	$29,278	$24,411

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	2013	2012	2011
Federal statutory tax expense	$33,957	$27,386	$24,639
State taxes, net of federal tax effect	2,469	2,164	2,096
Credit for increasing research activities	(1,338)	—	(942)
Deduction related to domestic production activities	(1,396)	(1,192)	(1,005)
Foreign income tax differential	(26)	(899)	(629)
Executive compensation limitation	320	1,672	40
Valuation allowance	—	—	2
Uncertain tax positions	773	611	654
Other tax credits	(256)	—	(203)
Other – net	(1,165)	(464)	(241)
Total income tax expense	$33,338	$29,278	$24,411

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2013	2012	2011
Net long-term deferred tax liabilities:
Compensation	5,304	5,399	4,367
Stock-based compensation	8,911	7,069	5,582
Accrued post-retirement benefit obligations	5,972	5,918	5,749
OCI tax effected items	1,230	2,585	2,159
Warranty Accrual	2,723	2,565	2,536
Other – net	2,349	3,362	3,501
Total long-term deferred tax assets	26,489	26,898	23,894
Goodwill	(74,436)	(66,127)	(56,878)
Tax over book depreciation	$(20,081)	$(12,720)	$(6,300)
Total long-term deferred tax liabilities	(94,517)	(78,847)	(63,178)
Valuation allowance	(936)	(919)	(950)
Total net long-term deferred tax liabilities	(68,964)	(52,868)	(40,234)
Net current deferred tax assets:
Allowance for doubtful accounts	1,859	1,233	1,691
Vacation accrual	3,706	3,920	3,078
Inventory differences	3,695	3,660	3,676
Marketing accrual	1,317	1,348	1,323
Warranty accrual	2,412	2,022	2,212
Compensation	7,821	5,609	5,532
Other – net	7,371	7,042	4,300
Total current deferred tax assets	28,181	24,834	21,812
Deferred income	(4,148)	(3,949)	(3,933)
Prepaids	(7,339)	(812)	(952)
Total current deferred tax liabilities	(11,487)	(4,761)	(4,885)
Valuation allowance	(643)	(661)	(666)
Total net current deferred tax assets	16,051	19,412	16,261
Net deferred tax (liabilities) assets	$(52,913)	$(33,456)	$(23,973)

At December 28, 2013, the Corporation has approximately $22.2 million of U.S. state tax net operating losses and $3.3 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Unrecognized tax benefits, beginning of period	$2,927	$3,098	$3,193
Increases (decreases) in positions taken in a prior period	156	14	492
Decreases in positions taken in a prior period	(135)	(8)	(16)
Increases in positions taken in a current period	791	626	670
Decrease due to settlements	—	—	—
Decrease due to lapse of statute of limitations	(930)	(803)	(1,241)
Unrecognized tax benefits, end of period	$2,809	$2,927	$3,098

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $2.7 million at December 28, 2013, $2.9 million at December 29, 2012 and $3.0 million at December 31, 2011.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $51,964.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.2 million,  $0.3 million and $0.3 million as of December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Tax years 2010 through 2013 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2008 through 2013 remain open to examination.

As of December 28, 2013, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. There were approximately $26.2 million of accumulated earnings considered permanently reinvested in Canada, China, Hong Kong and India as of December 28, 2013. The Corporation believes the U.S tax cost on unremitted foreign earnings would be approximately $7.9 million if the amounts were not considered permanently reinvested.

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

As of December 28, 2013, $0.1 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	2013	2012	2011
Diesel fuel swap	Prepaid expenses and other current assets	176	123	165
Diesel fuel swap	Accounts payable and accrued expenses	—	(242)	(256)
		$176	$(119)	$(91)

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended December 28, 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	538	Selling and administrative expense	243	Selling and administrative expense	(2)
Total	$538		$243		$(2)

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

Assets measured at fair value for the year ended December 28, 2013 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$11,254	$—	$11,254	$—
Corporate bonds	$4,859	$—	$4,859	$—
Derivative financial instrument	$176	$—	$176	$—

Assets measured at fair value for the year ended December 29, 2012 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,295	$—	$15,295	$—
Corporate bonds	$5,061	$—	$5,061	$—
Derivative financial instrument	$(119)	$—	$(119)	$—

Assets measured at fair value for the Corporation’s fiscal year ended December 31, 2011 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$15,863	$—	$15,863	$—
Corporate bonds	$3,751	$—	$3,751	$—
Derivative financial instrument	$(91)	$—	$(91)	$—

Shareholders’ Equity

	2013	2012	2011
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000	200,000,000
Issued and outstanding	44,981,865	44,950,703	44,855,207
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000	2,000,000
Issued and outstanding	—	—	—

The Corporation purchased 740,000; 800,000; and 323,965 shares of its common stock during 2013, 2012 and 2011, respectively.  The par value method of accounting is used for common stock repurchases.

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income loss:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$4,415	$(48)	$(2,313)	$(395)	$1,659
Change during year	796	294	(2,035)	543	(402)
Less: Taxes	—	103	(765)	204	(458)
Balance at December 31, 2011	5,211	143	(3,583)	(56)	1,715
Change during year	264	95	(1,132)	(30)	(803)
Less: Taxes	—	33	(424)	(10)	(401)
Balance at December 29, 2012	5,475	205	(4,291)	(76)	1,313
Other comprehensive income before reclassifications	(2,562)	(191)	3,389	538	1,174
Less: Taxes	—	(67)	1,312	197	1,442
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	74	(154)	(80)
Balance at December 28, 2013	$2,913	$81	$(2,140)	$111	$965

The following table details the reclassifications from accumulated other comprehensive income (loss) for the year ended December 28, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Pension postretirement liability
Transition obligation	$(117)	Selling and administrative expenses
	43	Tax (expense) or benefit
	$(74)	Net of tax
Derivative financial instruments
Diesel hedge	$243	Selling and administrative expenses
	(89)	Tax (expense) or benefit
	$154	Net of tax
Total reclassifications for the period	$80	Net of tax

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2013, 2012, and 2011, 26,520; 42,620; and 32,487 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2013	2012	2011
Common shares	0.96	0.95	0.92

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2013, 86,291 shares of common stock were issued under the Purchase Plan at an average price of $25.63.  During 2012, 106,592 shares of common stock were issued under the plan at an average price of $18.86.  During 2011, 104,379 shares of common stock were issued under the Purchase Plan at an average price of $17.39.  An additional 531,207 shares were available for issuance under the Purchase Plan at December 28, 2013.

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

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 28, 2013, there were approximately 4.6 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has the shareholder approved Purchase Plan.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the applicable purchase date.  During 2013, 86,291 shares of the Corporation’s common stock were issued under the Purchase Plan at an average price of $25.63.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described above was $7.5 million, $6.4 million and $7.2 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.6 million, $2.3 million and $2.5 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The stock compensation expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Dec. 28, 2013	Year Ended Dec. 29, 2012	Year Ended Dec. 31, 2011
Expected term	5 years	6 years	6 years
Expected volatility:
Range used	50.39%	48.25%-48.34%	45.22%
Weighted-average	50.39%	48.25%	45.22%
Expected dividend yield:
Range used	3.02%	2.90%-3.61%	2.88%-3.42%
Weighted-average	3.02%	3.60%	2.90%
Risk-free interest rate:
Range used	0.93%	0.90%-1.17%	1.99%-3.70%

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

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2011.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	2,564,799	$27.65
Granted	499,735	31.82
Exercised	(34,000)	26.45
Forfeited or Expired	(33,783)	30.84
Outstanding at December 31, 2011	2,996,751	$28.33
Granted	727,381	25.51
Exercised	(149,000)	25.80
Forfeited or Expired	(118,618)	24.99
Outstanding at December 29, 2012	3,456,514	$27.96
Granted	611,599	31.79
Exercised	(394,476)	14.86
Forfeited or Expired	(43,070)	35.05
Outstanding at December 28, 2013	3,630,567	$29.94
A summary of the Corporation’s nonvested shares as of December 28, 2013 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 29, 2012	2,372,450	$7.75
Granted	611,599	10.85
Vested	(445,398)	7.47
Forfeited	(23,053)	10.52
Nonvested at December 28, 2013	2,515,598	$8.53

At December 28, 2013, there was $7.5 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.1 years.  Information about stock options vested or expected to vest and are exercisable at December 28, 2013, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	3,536,230	$29.94	6.1	$33,382
Exercisable	1,114,969	$34.85	2.8	5,051

The weighted-average grant-date fair value of options granted was $10.85, $8.32 and $11.58, for 2013, 2012 and  2011, respectively.  Other information for the last three years is as follows:

(In thousands)	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
Total fair value of shares vested	$1,127	$3,005	$2,150
Total intrinsic value of options exercised	6,445	388	178
Cash received from exercise of stock options	5,862	3,845	232
Tax benefit realized from exercise of stock options	2,291	138	63

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

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	802,797	$10.37
Granted	14,000	24.37
Vested	(16,048)	7.84
Forfeited	(13,944)	13.94
Outstanding at December 31, 2011	786,805	$10.61
Granted	10,526	21.19
Vested	(631,759)	7.87
Forfeited	(8,352)	22.02
Outstanding at December 29, 2012	157,220	$21.71
Granted	—	—
Vested	(132,693)	21.47
Forfeited	—	—
Outstanding at December 28, 2013	24,527	$23.01

At December 28, 2013, there was $0.2 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 0.7 year. The total value of shares vested in 2013, 2012 and 2011 was $2.8 million, $5.0 million and $0.1 million, respectively.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $23.3 million, $20.8 million, and $19.6 million, in 2013, 2012, and 2011, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $6.1 million, $5.4 million, and $4.9 million in 2013, 2012, and 2011, respectively.

The Corporation sponsors a defined benefit plan which covers a limited number of former salaried and hourly members.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $185,000, $281,000 and $196,000, in 2013, 2012 and 2011, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

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

(In thousands)	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$18,547	$16,872	$15,411
Service cost	525	450	364
Interest cost	668	721	804
Benefits paid	(1,263)	(1,131)	(909)
Actuarial (gain)/loss	(2,029)	1,635	1,202
Benefit obligation at end of year	$16,448	$18,547	$16,872
Change in plan assets
Fair value at beginning of year	$—	$—	$—
Actual return on assets	—	—	—
Employer contribution	1,263	1,131	909
Transferred out	—	—	—
Benefits paid	(1,263)	(1,131)	(909)
Fair value at end of year	$—	$—	$—
Funded Status of Plan	$(16,448)	$(18,547)	$(16,872)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$924	$994	$988
Noncurrent liabilities	$15,524	$17,554	$15,884
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$(900)	$1,129	$(506)
Transition (asset)/obligation	—	117	624
Prior service cost	—	—	—
	$(900)	$1,246	$118
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$1,246	$118	$(593)
Actuarial (gain)/loss	(2,029)	1,635	1,202
Amortization of actuarial gain or loss	—	—	17
Amortization of transition amount	(117)	(507)	(508)
Amortization of prior service cost	—	—	—
Amount disclosed at end of year	$(900)	$1,246	$118

Estimated Future Benefit Payments (In thousands)
Fiscal 2014	924
Fiscal 2015	928
Fiscal 2016	943
Fiscal 2017	971
Fiscal 2018	995
Fiscal 2019 – 2023	5,773
Expected Contributions During Fiscal 2014
Total	$924

The discount rates at fiscal year-end 2013, 2012 and 2011, were 4.6%, 3.7% and 4.4%, respectively.  The Corporation payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2014
Service cost	$504
Interest cost	735
Amortization of net (gain)/loss	—
Amortization of unrecognized transition (asset)/obligation	—
Net periodic postretirement benefit cost/(income)	$1,239

A discount rate of 4.6% was used to determine net periodic benefit cost for 2014.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2013 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2014	$129	$28,754
2015	108	24,457
2016	—	20,394
2017	—	8,725
2018	—	5,662
Thereafter	—	14,067
Total minimum lease payments	237	$102,059
Less: amount representing interest	11
Present value of net minimum lease payments, including current maturities of $	$226

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2013	2012	2011
Office equipment	$570	$570	$570
Less: allowances for depreciation	346	232	118
	$224	$338	$452

Rent expense for the years 2013, 2012 and 2011, amounted to approximately $41.5 million, $37.6 million and $29.1 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2013, 2012, and 2011.

Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $11 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2013, 2012, and 2011, is as follows for continuing operations:

(In thousands)	2013	2012	2011
Net sales:
Office furniture	$1,685,205	$1,687,302	$1,528,050
Hearth products	374,759	316,701	305,400
	$2,059,964	$2,004,003	$1,833,450
Operating profit:
Office furniture (a)	$97,339	$91,849	$99,626
Hearth products (b)	46,662	26,477	14,752
Total operating profit	144,001	118,326	114,378
Unallocated corporate expenses	(47,294)	(40,722)	(44,219)
Income (loss) before income taxes	$96,707	$77,604	$70,159
Depreciation and amortization expense:
Office furniture	$36,992	$34,491	$36,109
Hearth products	5,288	5,958	7,574
General corporate	4,341	2,911	2,604
	$46,621	$43,360	$46,287
Capital expenditures (including capitalized software):
Office furniture	$51,954	$36,080	$24,061
Hearth products	4,220	2,008	2,179
General corporate	22,721	22,182	4,903
	$78,895	$60,270	$31,143
Identifiable assets:
Office furniture	$722,697	$700,665	$671,334
Hearth products	255,978	254,835	259,142
General corporate	156,030	121,566	121,246
	$1,134,705	$1,077,066	$1,051,722

(a)
Included in operating profit for the office furniture segment are pretax charges of $0.3 million, $1.9 million and $2.8 million, for closing of facilities and impairment charges in 2013, 2012 and 2011, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $0.4 million for closing facilities in 2011.

The Corporation's net sales by product category were as follows for the years ended 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Systems and storage	1,132,885	1,126,272	1,072,629
Seating	469,220	452,923	399,264
Other	83,100	108,107	56,157
Hearth products	374,759	316,701	305,400
	2,059,964	2,004,003	1,833,450

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

Year-End 2013: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$442,297	$510,698	$565,706	$541,263
Cost of products sold	294,515	336,040	365,835	348,282
Gross profit	147,782	174,658	199,871	192,981
Selling and administrative expenses	144,556	154,538	154,641	155,237
Restructuring related charges (income)	156	(35)	115	97
Operating income (loss)	3,070	20,155	45,115	37,647
Interest income (expense) – net	(2,516)	(2,567)	(2,668)	(1,529)
Income (loss) before income taxes	554	17,588	42,447	36,118
Income taxes	(625)	6,189	14,398	13,376
Net income (loss)	1,179	11,399	28,049	22,742
Less: net income attributable to the noncontrolling interest	(229)	(22)	(45)	(18)
Net income (loss) attributable to HNI Corporation	$1,408	$11,421	$28,094	$22,760
Net income (loss) attributable to HNI Corporation per common share – basic	$0.03	$0.25	$0.62	$0.50
Weighted-average common shares outstanding – basic	45,154,764	45,412,668	45,317,912	45,117,315
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.03	$0.25	$0.61	$0.50
Weighted-average common shares outstanding – diluted	45,719,878	46,109,563	46,089,580	45,964,128
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.4	34.2	35.3	35.7
Selling and administrative expenses	32.7	30.3	27.3	28.7
Restructuring related charges	—	—	—	—
Operating income (loss)	0.7	3.9	8.0	7.0
Income taxes	(0.1)	1.2	2.5	2.5
Net income (loss) attributable to HNI Corporation	0.3	2.2	5.0	4.2

Year-End 2012: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$445,212	$480,400	$550,855	$527,536
Cost of products sold	298,385	315,287	359,519	341,585
Gross profit	146,827	165,113	191,336	185,951
Selling and administrative expenses	143,734	151,455	149,421	155,046
Restructuring related charges	897	292	172	583
Operating income (loss)	2,196	13,366	41,743	30,322
Interest income (expense) – net	(2,435)	(2,633)	(2,503)	(2,452)
Income (loss) before income taxes	(239)	10,733	39,240	27,870
Income taxes	(86)	3,835	15,036	10,493
Net income (loss)	(153)	6,898	24,204	17,377
Less: net income attributable to the noncontrolling interest	(12)	(127)	(286)	(216)
Net income (loss) attributable to HNI Corporation	$(141)	$7,025	$24,490	$17,593
Net income (loss) per common share – basic	$—	$0.15	$0.54	$0.39
Weighted-average common shares outstanding – basic	45,152	45,420	45,224	45,050
Net income (loss) per common share – diluted	$—	$0.15	$0.53	$0.39
Weighted-average common shares outstanding – diluted	45,152	45,945	45,820	45,692
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.0	34.4	34.7	35.2
Selling and administrative expenses	32.3	31.5	27.1	29.4
Restructuring related charges	0.2	0.1	—	0.1
Operating income (loss)	0.5	2.8	7.6	5.7
Income taxes	—	0.8	2.7	2.0
Net income (loss) attributable to HNI Corporation	—	1.5	4.4	3.3

Year-End 2011: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$396,151	$432,810	$504,220	$500,269
Cost of products sold	261,427	285,880	324,825	322,255
Gross profit	134,724	146,930	179,395	178,014
Selling and administrative expenses	132,413	136,197	138,671	147,034
Restructuring related charges	1,390	463	277	1,131
Operating income (loss)	921	10,270	40,447	29,849
Interest income (expense) – net	(3,456)	(2,923)	(2,345)	(2,604)
Income (loss) before income taxes	(2,535)	7,347	38,102	27,245
Income taxes	(738)	2,744	13,186	9,219
Net income (loss)	(1,797)	4,603	24,916	18,026
Less: Net income attributable to the noncontrolling interest	(42)	(54)	(31)	(111)
Net income (loss) attributable to HNI Corporation	$(1,755)	$4,657	$24,947	$18,137
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.04)	$0.10	$0.56	$0.40
Weighted-average common shares outstanding – basic	44,853	44,745	44,787	44,828
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.04)	$0.10	$0.55	$0.40
Weighted-average common shares outstanding – diluted	44,853	45,667	45,637	45,759
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.0	33.9	35.6	35.6
Selling and administrative expenses	33.4	31.5	27.5	29.4
Restructuring related charges	0.4	0.1	0.1	0.2
Operating income (loss)	0.2	2.4	8.0	6.0
Income taxes	(0.2)	0.6	2.6	1.8
Net income (loss) attributable to HNI Corporation	(0.4)	1.1	4.9	3.6

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2013 – 2011

2013 by Quarter	High	Low	Dividends per Share
1st	$35.74	$28.28	0.24
2nd	38.53	31.45	0.24
3rd	40.73	32.38	0.24
4th	40.10	32.83	0.24
Total Dividends Paid			0.96
2012 by Quarter	High	Low	Dividends per Share
1st	$32.01	$24.97	0.23
2nd	27.95	21.57	0.24
3rd	32.02	25.39	0.24
4th	30.24	25.08	0.24
Total Dividends Paid			0.95
2011 by Quarter	High	Low	Dividends per Share
1st	$36.48	$28.42	0.23
2nd	32.78	22.04	0.23
3rd	26.40	15.78	0.23
4th	27.75	17.14	0.23
Total Dividends Paid			0.92

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2013 – 2009

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2013	$40.73	$28.28	$1.39	29	20
2012	32.02	21.57	1.07	30	20
2011	36.48	15.78	1.01	36	16
2010	35.29	22.80	0.59	60	39
2009	29.40	7.70	(0.14)	(210)	(55)
Five-Year Average				(11)	8

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

December 28, 2013

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended December 28, 2013:
Allowance for doubtful accounts	$5,151	$2,590	—	$1,533	(A)	$6,208
Valuation allowance for deferred tax asset	$1,580	$—	—	1	(A)	$1,579
Year ended December 29, 2012:
Allowance for doubtful accounts	$4,838	$870	—	$557	(A)	$5,151
Valuation allowance for deferred tax asset	$1,616	$—	—	36	(A)	$1,580
Year ended December 31, 2011:
Allowance for doubtful accounts	$5,479	$1,889	—	$2,530	(A)	$4,838
Valuation allowance for deferred tax asset	$1,630	$2	—	16		1,616

Note A:  Represents amounts written off, net of recoveries and other adjustments.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 2013*
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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements(a)

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