Form 10-Q
period 2014-03-29
HNI CORP
filed 2014-04-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at March 29, 2014 45,099,819

HNI Corporation and SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 29, 2014, and December 28, 2013	3

Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 29, 2014, and March 30, 2013	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 29, 2014, and March 30, 2013	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 29, 2014	December 28, 2013

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$45,684	$65,030
Short-term investments	7,252	7,251
Receivables	203,695	228,715
Inventories	100,283	89,516
Deferred income taxes	15,371	16,051
Prepaid expenses and other current assets	26,463	26,665
Total Current Assets	398,748	433,228

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,602	27,465
Buildings	287,787	284,484
Machinery and equipment	474,194	470,748
Construction in progress	27,899	24,209
	817,482	806,906
Less accumulated depreciation	543,605	539,505

Net Property, Plant, and Equipment	273,877	267,401

GOODWILL	287,092	286,655

OTHER ASSETS	152,730	147,421

Total Assets	$1,112,447	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 29, 2014	December 28, 2013

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$336,584	$407,799
Note payable and current maturities of long-term debt and capital lease obligations	39,175	484
Current maturities of other long-term obligations	2,987	3,301
Total Current Liabilities	378,746	411,584

LONG-TERM DEBT	150,077	150,091

CAPITAL LEASE OBLIGATIONS	76	106

OTHER LONG-TERM LIABILITIES	67,360	67,543

DEFERRED INCOME TAXES	73,324	68,964

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
March 29, 2014 – 45,099,819 shares;
December 28, 2013 – 44,981,865 shares	45,100	44,982

Additional paid-in capital	22,382	16,729
Retained earnings	373,960	373,652
Accumulated other comprehensive income	1,413	965
Total HNI Corporation shareholders' equity	442,855	436,328

Noncontrolling interest	9	89

Total Equity	442,864	436,417

Total Liabilities and Equity	$1,112,447	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	March 29, 2014	March 30, 2013

	(In thousands, except share and per share data)
Net sales	$452,201	$442,297
Cost of sales	297,029	294,515
Gross profit	155,172	147,782
Selling and administrative expenses	145,210	144,556
(Gain) on sale of assets	(8,400)	—
Restructuring and impairment	(28)	156
Operating income	18,390	3,070
Interest income	70	152
Interest expense	2,202	2,668
Income before income taxes	16,258	554
Income taxes	5,242	(625)
Net income	11,016	1,179
Less: Net (loss) attributable to the noncontrolling interest	(80)	(229)
Net income attributable to HNI Corporation	$11,096	$1,408

Net income attributable to HNI Corporation per common share – basic	$0.25	$0.03
Average number of common shares outstanding – basic	45,038,512	45,154,764
Net income attributable to HNI Corporation per common share – diluted	$0.24	$0.03
Average number of common shares outstanding – diluted	45,837,579	45,719,878
Cash dividends per common share	$0.24	$0.24

Other comprehensive income, net of tax: 2014 $(49); 2013 $(20)	448	28
Comprehensive income	11,464	1,207
Less: Comprehensive (loss) attributable to noncontrolling interest	(80)	(229)
Comprehensive income attributable to HNI Corporation	$11,544	$1,436

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$11,016	$1,179
Noncash items included in net income:
Depreciation and amortization	12,024	11,089
Other postretirement and post employment benefits	310	415
Stock-based compensation	2,633	2,266
Excess tax benefits from stock compensation	(12)	(1,888)
Deferred income taxes	5,006	1,931
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	(8,382)	104
Stock issued to retirement plan	6,005	5,352
Other – net	(328)	1,921
Net increase (decrease) in operating assets and liabilities	(64,354)	(55,620)
Increase (decrease) in other liabilities	17	1,979
Net cash flows from (to) operating activities	(36,065)	(31,272)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(16,309)	(10,952)
Proceeds from sale of property, plant and equipment	12,011	31
Capitalized software	(6,384)	(3,841)
Purchase of investments	(299)	(1,106)
Sales or maturities of investments	1,100	900
Other – net	—	(578)
Net cash flows from (to) investing activities	(9,881)	(15,546)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,659	4,587
Withholdings related to net share settlements of equity based awards	—	(1,598)
Purchase of HNI Corporation common stock	(4,673)	(1,850)
Proceeds from note and long-term debt	60,141	78,153
Payments of note and long-term debt and other financing	(19,752)	(34,368)
Excess tax benefits from stock compensation	12	1,888
Dividends paid	(10,787)	(10,866)
Net cash flows from (to) financing activities	26,600	35,946

Net increase (decrease) in cash and cash equivalents	(19,346)	(10,872)
Cash and cash equivalents at beginning of period	65,030	41,782
Cash and cash equivalents at end of period	$45,684	$30,910

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 29, 2014

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 28, 2013 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings. The impact to the three-month period ended March 29, 2014 was to reduce expense by $1.6 million or increase net income attributable to HNI Corporation $0.02 per diluted share. There will be no impact from the accrual change on the Corporation's full year financial statements.

The Corporation has certain non-cash operating and investing activities related to accrued purchases of property and equipment and capitalized software. A revision was made to the Condensed Consolidated Statement of Cash Flow for the three months ended March 30, 2013 which decreased operating cash flows related to the change in accounts payable and accrued expenses $1.3 million, increased investing cash flows related to capital expenditures of property and equipment $1.6 million and decreased investing cash flows related to capitalized software $0.3 million. The revisions in the Condensed Consolidated Statement of Cash Flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months ended March 29, 2014, and March 30, 2013, the Corporation recognized $2.6 million and $2.3 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At March 29, 2014, there was $11.6 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.1 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 71% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	March 29, 2014	December 28, 2013

Finished products	$61,659	$51,991
Materials and work in process	66,211	65,247
LIFO allowance	(27,587)	(27,722)
	$100,283	$89,516

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended March 29, 2014:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2013	$2,913	$81	$(2,140)	$111	$965
Other comprehensive income before reclassifications	532	14	—	(63)	483
Amounts reclassified from accumulated other comprehensive income	—	—	—	(35)	(35)
Balance at March 29, 2014	$3,445	$95	$(2,140)	$13	$1,413
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	March 29, 2014	March 30, 2013
Pension postretirement liability
Transition obligation	Selling and administrative expenses	—	(116)
	Tax (expense) or benefit	—	42
	Net of tax	$—	$(74)
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	55	117
	Tax (expense) or benefit	(20)	(42)
	Net of tax	$35	$75
Total reclassifications for the period	Net of tax	$35	$1
Amounts in parentheses indicate reductions to profit.

During the three months ended March 29, 2014, the Corporation repurchased 133,000 shares of its common stock at a cost of approximately $4.7 million.  As of March 29, 2014, $82.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the three months ended March 29, 2014, the Corporation paid dividends to shareholders of $0.24 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	March 29, 2014	March 30, 2013
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$11,096	$1,408
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,039	45,155
Potentially dilutive shares from stock-based compensation plans	799	565
Denominator for diluted EPS	45,838	45,720
Earnings per share – basic	$0.25	$0.03
Earnings per share – diluted	$0.24	$0.03

The weighted average common stock equivalents presented above do not include the effect of 1,038,678 and 1,365,693 common stock equivalents for the three months ended March 29, 2014 and March 30, 2013, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated and realigned certain of its office furniture facilities during the past few years.

The following is a summary of changes in restructuring accruals during the three months ended March 29, 2014.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 28, 2013	$49	$6	$55
Restructuring charges	—	(28)	(28)
Cash payments	(14)	28	14
Balance as of March 29, 2014	$35	$6	$41

During the quarter ended March 29, 2014, the Corporation completed the sale of a vacated office furniture manufacturing facility from a prior plant closure. The net sales price was $12.0 million resulting in a gain of $5.7 million, net of $2.7 million income tax expense for the quarter ended March 29, 2014.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of March 29, 2014 and December 28, 2013, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	March 29, 2014	December 28, 2013
Patents	$18,905	$18,905
Less: accumulated amortization	18,694	18,685
Net patents	211	220
Software	61,416	52,778
Less: accumulated amortization	15,279	14,380
Net software	46,137	38,398
Customer lists and other	110,880	110,609
Less: accumulated amortization	56,317	54,592
Net customer lists and other	54,563	56,017
Net intangible assets	$100,911	$94,635

Aggregate amortization expense for the three months ended March 29, 2014 and March 30, 2013 was $2.6 million and $2.5 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2014	2015	2016	2017	2018
Amortization Expense	$9.9	$12.3	$11.6	$10.8	$10.7

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 28, 2013 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 28, 2013
Goodwill	$149,969	$166,188	$316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	120,610	166,045	286,655
Goodwill acquired	—	—	—
Foreign currency translation adjustments	437	—	437
Balance as of March 29, 2014
Goodwill	150,406	166,188	316,594
Accumulated impairment losses	(29,359)	(143)	(29,502)
	$121,047	$166,045	$287,092

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. No indicators existed during the three months ended March 29, 2014.  The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs market participant based assumptions.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Balance at beginning of period	$13,840	$13,055
Accruals for warranties issued during period	4,716	5,207
Adjustments related to pre-existing warranties	(129)	333
Settlements made during the period	(4,623)	(5,283)
Balance at end of period	$13,804	$13,312

The Corporation corrected a classification error by reclassifying a portion of the reserve for product warranties which was previously all classified as a current liability, including the related deferred tax impacts, to long-term. The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $6.7 million and $6.5 million as of March 29, 2014 and March 30, 2013, respectively, and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $7.1 million and $6.8 million, respectively, and are included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets. The revisions in the Condensed Consolidated Balance Sheets noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Service cost	$126	$131
Interest cost	184	167
Amortization of transition obligation	—	116
Amortization of (gain)/loss	—	—
Net periodic benefit cost	$310	$414

Note J.  Income Taxes

The provision for income taxes for the three months ended March 29, 2014 reflects an effective tax rate of 32.2 percent compared to (113.0) percent for the same period last year. First quarter 2013 reflects the effect of a retroactive extension of the 2012 research tax credit. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

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

As of March 29, 2014, $0.01 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	March 29, 2014	December 28, 2013
Diesel fuel swap	Accounts payable and accrued expenses	$(15)	$—
Diesel fuel swap	Prepaid expenses and other current assets	36	176
		$21	$176

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(98)	Selling and administrative expenses	$55	Selling and administrative expenses	$(1)
Total	$(98)		$55		$(1)

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

The Corporation entered into master netting agreements with the two financial counterparties where they entered into commodity swap agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event is allowed. The amounts under the master netting agreement are immaterial and no further disclosure is deemed necessary.

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

Assets measured at fair value as of March 29, 2014 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$10,423	$—	$10,423	$—
Corporate bonds	$4,868	$—	$4,868	$—
Derivative financial instruments	$21	$—	$21	$—

Assets measured at fair value as of December 28, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$11,254	$—	$11,254	$—
Corporate bonds	$4,859	$—	$4,859	$—
Derivative financial instruments	$176	$—	$176	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at March 29, 2014 and December 28, 2013, the end of the Corporation's 2013 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $158 million at March 29, 2014 and $159 million at December 28, 2013, compared to the carrying value of $150 million.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $11 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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
This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation adopted the guidance effective December 29, 2013, the beginning of the Corporation's 2014 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The Corporation adopted the guidance effective December 29, 2013, the beginning of the Corporation's 2014 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance will be effective for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Corporation does not expect the adoption to have a material impact on its financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three month periods ended March 29, 2014, and March 30, 2013, is as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Net Sales:
Office Furniture	$358,369	$365,832
Hearth Products	93,832	76,465
	$452,201	$442,297
Operating Profit:
Office furniture
Operations before restructuring charges	$16,465	$8,856
Restructuring and impairment charges	28	(156)
Office furniture – net	16,493	8,700
Hearth products	11,708	3,591
Total operating profit	28,201	12,291
Unallocated corporate expense	(11,943)	(11,737)
Income before income taxes	$16,258	$554

Depreciation & Amortization Expense:
Office furniture	$9,499	$8,823
Hearth products	1,176	1,393
General corporate	1,349	873
	$12,024	$11,089

Capital Expenditures (including capitalized software):
Office furniture	$13,488	$9,932
Hearth products	1,512	614
General corporate	7,693	4,247
	$22,693	$14,793

	As of	As of
	March 29, 2014	December 28, 2013
Identifiable Assets:
Office furniture	$706,081	$722,697
Hearth products	257,411	255,978
General corporate	148,955	156,030
	$1,112,447	$1,134,705

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and the nation's leading manufacturer and marketer of gas- and wood-burning fireplaces.  The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with its various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Net sales for the first quarter of fiscal 2014 increased 2.2 percent to $452.2 million when compared to the first quarter of fiscal 2013.  The change was driven by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales in the contract channel, partially offset by the effect of divestitures and a decline in sales in the supplies-driven channel of the office furniture segment.  Gross margin for the quarter increased from prior year levels due to higher volume in the hearth products segment and increased price realization partially offset by lower volume and unfavorable mix in the office furniture segment.  Total selling and administrative expenses increased due to investment in strategic initiatives and higher incentive based compensation partially offset by freight efficiencies and lower restructuring charges. The Corporation realized a pre-tax gain of $8.4 million on the sale of a vacated facility.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013	Percent Change
Net sales	$452,201	$442,297	2.2%
Cost of sales	297,029	294,515	0.9%
Gross profit	155,172	147,782	5.0%
Selling and administrative expenses	145,210	144,556	0.5%
(Gain) on sale of assets	(8,400)	—	NM
Restructuring and impairment charges	(28)	156	(117.9)%
Operating income	18,390	3,070	499.0%
Interest expense, net	2,132	2,516	(15.3)%
Income before income taxes	16,258	554	2,834.7%
Income taxes	5,242	(625)	938.7%
Net income	$11,016	$1,179	834.4%

Consolidated net sales for the first quarter of 2014 increased 2.2 percent or $9.9 million compared to the same quarter last year. The change was driven by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales in the contract channel, partially offset by the effect of divestitures and a decline in office furniture sales in the supplies-driven channel. Compared to prior year quarter, divestitures of several small businesses, including office furniture dealers, resulted in a $6.8 million sales decline.

Gross margin for the first quarter of 2014 increased to 34.3 percent compared to 33.4 percent for the same quarter last year.  The increase in gross margin was driven by higher hearth products sales volume and increased price realization partially offset by lower volume and unfavorable mix in the office furniture segment.

Total selling and administrative expenses, including restructuring charges, as a percentage of net sales decreased to 32.1 percent compared to 32.7 percent for the same quarter last year due to volume and freight efficiencies partially offset by investment in strategic initiatives and higher incentive based compensation. First quarter 2013 included $0.2 million of restructuring and transition charges associated with plant consolidations.

The Corporation realized an $8.4 million gain on the sale of a vacated office furniture manufacturing facility which had been held for sale since 2009.

The provision for income taxes for continuing operations for the three months ended March 29, 2014 reflects an effective tax rate of 32.2 percent compared to (113.0) percent for the same period last year. First quarter 2013 reflects the effect of a retroactive extension of the 2012 research tax credit of $0.9 million. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

Net income attributable to HNI Corporation was $11.1 million or $0.24 per diluted share in the first quarter of 2014 compared to $1.4 million or $0.03 per diluted share in the first quarter of 2013.

Office Furniture

First quarter 2014 sales for the office furniture segment decreased 2.0 percent or $7.5 million to $358.4 million from $365.8 million for the same quarter last year. Compared to the prior year quarter, divestitures resulted in a $6.8 million sales decline. Net sales in the supplies-driven channel were negatively impacted by harsh weather. This decrease was offset partially by an increase in the contract channel due to strength in core commercial markets and increased sales to the federal government driven by a few large projects. First quarter 2014 operating profit prior to unallocated corporate expenses increased 89.6 percent or $7.8 million to $16.5 million as a result of increased price realization, freight efficiencies and a $8.4 million gain on the sale of a vacated facility. These were partially offset by lower volume and unfavorable mix. First quarter 2013 included $0.2 million of restructuring and transition costs.

Hearth Products

First quarter 2014 net sales for the hearth products segment increased 22.7 percent or $17.4 million to $93.8 million from $76.5 million for the same quarter last year. The increase was driven by an increase in both the new construction channel due to housing market recovery and the remodel-retrofit channel due to strong remodeling activity and demand for alternative fuel products.  Operating profit prior to unallocated corporate expenses increased $8.1 million to $11.7 million compared to $3.6 million in the prior year quarter due to increased volume and higher price realization offset partially by higher incentive-based compensation.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $36.1 million of cash in the first three months of 2014 compared to $31.3 million in the first three months of 2013.  Working capital resulted in a $64.4 million use of cash in the first three months of the current fiscal year compared to a $55.6 million use of cash in the same period of the prior year. The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2014 were $22.7 million compared to $14.8 million in the same period of fiscal 2013 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2014, capital expenditures are expected to be approximately $90 to $95 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from property, plant and equipment".

Cash Flow – Financing Activities
The net borrowings under the revolving credit agreement at the end of first quarter were $39 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

Additional borrowing capacity of $211 million is available through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At March 29, 2014, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.24 per share on the Corporation's common stock on February 12, 2014, to shareholders of record at the close of business on February 24, 2014. The dividend was paid on March 3, 2014.

During the three months ended March 29, 2014, the Corporation repurchased 133,000 shares of common stock at a cost of approximately $4.7 million, or an average price of $35.14 per share.  As of March 29, 2014, approximately $82.6 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During the first three months of fiscal 2014, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings. During the first three months of fiscal 2014, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Looking Ahead

Management remains optimistic about the office furniture and hearth products markets.  Management believes the Corporation is well positioned to drive sales and significantly increase profits in 2014.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and continuing to execute its long-standing continuous improvement discipline to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2014, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of March 29, 2014, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended March 29, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/29/13 – 01/25/14	—	$—	—	$87,286,015
01/26/14 – 02/22/14	42,000	$34.34	42,000	$85,843,913
02/23/14 – 03/29/14	91,000	$35.50	91,000	$82,613,048
Total	133,000	$35.14	133,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the first quarter of fiscal 2014, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: April 29, 2014	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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