Form 10-Q
period 2014-06-28
HNI CORP
filed 2014-08-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at June 28, 2014 44,951,350

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 28, 2014	December 28, 2013

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$29,278	$65,030
Short-term investments	2,852	7,251
Receivables	238,076	228,715
Inventories	128,377	89,516
Deferred income taxes	14,855	16,051
Prepaid expenses and other current assets	26,037	26,665
Total Current Assets	439,475	433,228

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,587	27,465
Buildings	287,743	284,484
Machinery and equipment	477,620	470,748
Construction in progress	27,459	24,209
	820,409	806,906
Less accumulated depreciation	541,970	539,505

Net Property, Plant, and Equipment	278,439	267,401

GOODWILL	278,125	286,655

OTHER ASSETS	164,233	147,421

Total Assets	$1,160,272	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 28, 2014	December 28, 2013

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,203	$407,799
Note payable and current maturities of long-term debt and capital lease obligations	35,702	484
Current maturities of other long-term obligations	3,089	3,301
Total Current Liabilities	434,994	411,584

LONG-TERM DEBT	150,064	150,091

CAPITAL LEASE OBLIGATIONS	46	106

OTHER LONG-TERM LIABILITIES	68,804	67,543

DEFERRED INCOME TAXES	69,366	68,964

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
June 28, 2014 – 44,951,350 shares;
December 28, 2013 – 44,981,865 shares	44,951	44,982

Additional paid-in capital	18,302	16,729
Retained earnings	372,412	373,652
Accumulated other comprehensive income	1,363	965
Total HNI Corporation shareholders' equity	437,028	436,328

Noncontrolling interest	(30)	89

Total Equity	436,998	436,417

Total Liabilities and Equity	$1,160,272	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	June 28, 2014	June 29, 2013

	(In thousands, except share and per share data)
Net sales	$509,143	$510,698
Cost of sales	328,010	336,040
Gross profit	181,133	174,658
Selling and administrative expenses	155,288	152,078
(Gain) loss on sale of assets	(1,346)	2,460
Restructuring and impairment	10,282	(35)
Operating income	16,909	20,155
Interest income	146	158
Interest expense	2,187	2,725
Income before income taxes	14,868	17,588
Income taxes	5,203	6,189
Net income	9,665	11,399
Less: Net (loss) attributable to the noncontrolling interest	(40)	(22)
Net income attributable to HNI Corporation	$9,705	$11,421

Net income attributable to HNI Corporation per common share – basic	$0.22	$0.25
Average number of common shares outstanding – basic	45,019,783	45,412,668
Net income attributable to HNI Corporation per common share – diluted	$0.21	$0.25
Average number of common shares outstanding – diluted	45,867,927	46,109,563
Cash dividends per common share	$0.25	$0.24

Other comprehensive income, net of tax: 2014 $30; 2013 $103	(49)	(2,086)
Comprehensive income	9,616	9,313
Less: Comprehensive (loss) attributable to noncontrolling interest	(40)	(22)
Comprehensive income attributable to HNI Corporation	$9,656	$9,335

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Six Months Ended
	June 28, 2014	June 29, 2013

	(In thousands, except share and per share data)
Net sales	$961,344	$952,995
Cost of sales	625,039	630,555
Gross profit	336,305	322,440
Selling and administrative expenses	300,498	296,634
(Gain) loss on sale of assets	(9,746)	2,460
Restructuring and impairment	10,254	121
Operating income	35,299	23,225
Interest income	216	310
Interest expense	4,389	5,393
Income before income taxes	31,126	18,142
Income taxes	10,445	5,564
Net income	20,681	12,578
Less: Net (loss) attributable to the noncontrolling interest	(120)	(251)
Net income attributable to HNI Corporation	$20,801	$12,829

Net income attributable to HNI Corporation per common share – basic	$0.46	$0.28
Average number of common shares outstanding – basic	45,029,148	45,283,716
Net income attributable to HNI Corporation per common share – diluted	$0.45	$0.28
Average number of common shares outstanding – diluted	45,843,118	45,891,246
Cash dividends per common share	$0.49	$0.48

Other comprehensive income, net of tax: 2014 $(18); 2013 $41	398	(2,057)
Comprehensive income	21,079	10,521
Less: Comprehensive (loss) attributable to noncontrolling interest	(120)	(251)
Comprehensive income attributable to HNI Corporation	$21,199	$10,772

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 28, 2014	June 29, 2013
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$20,681	$12,578
Noncash items included in net income:
Depreciation and amortization	26,952	22,838
Other postretirement and post employment benefits	620	713
Stock-based compensation	4,752	3,864
Excess tax benefits from stock compensation	(144)	(2,114)
Deferred income taxes	1,550	5,673
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	(581)	120
Loss on sale of business	—	2,177
Stock issued to retirement plan	6,005	5,352
Other – net	1,255	2,953
Net increase (decrease) in operating assets and liabilities	(68,437)	(76,816)
Increase (decrease) in other liabilities	355	4,433
Net cash flows from (to) operating activities	(6,992)	(18,229)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(34,710)	(26,132)
Proceeds from sale of property, plant and equipment	13,588	196
Capitalized software	(16,412)	(7,487)
Purchase of investments	(798)	(1,106)
Sales or maturities of investments	4,770	2,250
Other – net		(578)
Net cash flows from (to) investing activities	(33,562)	(32,857)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	3,143	6,440
Withholdings related to net share settlements of equity based awards	(79)	(1,599)
Purchase of HNI Corporation common stock	(13,051)	(7,711)
Proceeds from note and long-term debt	100,473	129,353
Payments of note and long-term debt and other financing	(63,787)	(63,773)
Excess tax benefits from stock compensation	144	2,114
Dividends paid	(22,041)	(21,769)
Net cash flows from (to) financing activities	4,802	43,055

Net increase (decrease) in cash and cash equivalents	(35,752)	(8,031)
Cash and cash equivalents at beginning of period	65,030	41,782
Cash and cash equivalents at end of period	$29,278	$33,751

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2014

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 28, 2013 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings. The impact to the three-month and six-month period ended June 28, 2014 was to reduce expense by $0.8 million and $2.4 million or increase net income attributable to HNI Corporation $0.01 and $0.04 per diluted share, respectively. There will be no impact from the accrual change on the Corporation's full year financial statements.

The Corporation has certain non-cash operating and investing activities related to accrued purchases of property and equipment and capitalized software. A revision was made to the Condensed Consolidated Statement of Cash Flow for the six months ended June 29, 2013 which decreased operating cash flows related to the change in accounts payable and accrued expenses $5.7 million and increased investing cash flows $4.4 million and $1.3 million related to capital expenditures of property and equipment and capitalized software, respectively. The revisions in the Condensed Consolidated Statement of Cash Flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three and six months ended June 28, 2014, and June 29, 2013, the Corporation recognized $2.1 million and $4.8 million and $1.6 million and $3.9 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At June 28, 2014, there was $9.6 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.1 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 73% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	June 28, 2014	December 28, 2013

Finished products	$81,549	$51,991
Materials and work in process	74,416	65,247
LIFO allowance	(27,588)	(27,722)
	$128,377	$89,516

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the six months ended June 28, 2014:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2013	$2,913	$81	$(2,140)	$111	$965
Other comprehensive income before reclassifications	431	(12)	—	34	453
Amounts reclassified from accumulated other comprehensive income	—	—	—	(55)	(55)
Balance at June 28, 2014	$3,344	$69	$(2,140)	$90	$1,363
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months and six months ended June 28, 2014 and June 29, 2013 (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Pension postretirement liability
Transition obligation	Selling and administrative expenses	$—	$—	$—	$(116)
	Tax (expense) or benefit	—	—	—	42
	Net of tax	$—	$—	$—	$(74)
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$32	$95	$87	$212
	Tax (expense) or benefit	(12)	(36)	(32)	(78)
	Net of tax	$20	$59	$55	$134
Total reclassifications for the period	Net of tax	$20	$59	$55	$60
Amounts in parentheses indicate reductions to profit.

During the six months ended June 28, 2014, the Corporation repurchased 364,000 shares of its common stock at a cost of approximately $13.1 million.  As of June 28, 2014, $74.2 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the six months ended June 28, 2014, the Corporation paid dividends to shareholders of $0.49 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$9,705	$11,421	$20,801	$12,829
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45,020	45,413	45,029	45,284
Potentially dilutive shares from stock-based compensation plans	848	697	813	608
Denominator for diluted EPS	45,868	46,110	45,843	45,891
Earnings per share – basic	$0.22	$0.25	$0.46	$0.28
Earnings per share – diluted	$0.21	$0.25	$0.45	$0.28

The weighted average common stock equivalents presented above do not include the effect of 945,338 and 999,423 and 880,657 and 1,303,625 common stock equivalents for the three and six months ended June 28, 2014 and June 29, 2013, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision to close an office furniture manufacturing facility located in Florence, Alabama and consolidate production into existing office furniture manufacturing facilities. The Corporation also notified its members and the union representing the bargaining unit at its office furniture manufacturing facility located in Chicago, Illinois of its tentative decision, pending negotiations and consultation with the union, to close the facility and consolidate production into an existing facility. In connection with these decisions the Corporation recorded $4.8 million of pre-tax charges which included $2.6 million of accelerated depreciation on machinery and equipment and $0.8 million of transition costs recorded in cost of sales and $1.4 million of severance and facility exit costs which were recorded as restructuring charges during the quarter. The closure and consolidation of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring and transition costs of approximately $8.8 million related to these closures during the remainder of 2014. See Note G. Goodwill and Other Intangible Assets for further impact of these decisions.

The following is a summary of changes in restructuring accruals during the six months ended June 28, 2014.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 28, 2013	$49	$6	$55
Restructuring charges	1,362	8	1,370
Cash payments	(33)	(14)	(47)
Balance as of June 28, 2014	$1,378	$—	$1,378

During the first quarter 2014 the Corporation completed the sale of a vacated office furniture manufacturing facility from a prior plant closure. The net sales price was $12.0 million resulting in a gain of $5.7 million, net of $2.7 million income tax expense for the quarter ended March 29, 2014.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of June 28, 2014 and December 28, 2013, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	June 28, 2014	December 28, 2013
Patents	$18,905	$18,905
Less: accumulated amortization	18,704	18,685
Net patents	201	220
Software	74,428	52,778
Less: accumulated amortization	16,079	14,380
Net software	58,349	38,398
Customer lists and other	110,851	110,609
Less: accumulated amortization	58,010	54,592
Net customer lists and other	52,841	56,017
Net intangible assets	$111,391	$94,635

Aggregate amortization expense for the six months ended June 28, 2014 and June 29, 2013 was $5.1 million and $5.1 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2014	2015	2016	2017	2018
Amortization Expense	$10.1	$13.8	$13.1	$12.1	$11.9

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million.  The trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 28, 2013 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 28, 2013
Goodwill	$149,969	$166,188	$316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	120,610	166,045	286,655
Goodwill acquired	—	—	—
Impairment Losses	(8,884)	—	(8,884)
Foreign currency translation adjustments	354	—	354
Balance as of June 28, 2014
Goodwill	150,323	166,188	316,511
Accumulated impairment losses	(38,243)	(143)	(38,386)
	$112,080	$166,045	$278,125

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

The tentative decision, pending negotiation and consultation with the union, was made during the quarter ended June 28, 2014 to close a facility and exit a product line at one of the recently acquired reporting units within the office furniture segment. These decisions, along with slower order growth than projected in the second quarter, were considered a triggering event and, accordingly, the Corporation tested long-lived assets and goodwill at that reporting unit for impairment. The Corporation estimated the fair value of the reporting unit using a discounted cash flow approach along with a market multiple approach. The estimated fair value was below the carrying value indicating a potential impairment existed. The Corporation performed the second step of the test which requires a fair value assessment of all assets and liabilities of the reporting unit to calculate an implied goodwill amount. This resulted in an $8.9 million goodwill impairment charge during the quarter.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Balance at beginning of period	$13,840	$13,055
Accruals for warranties issued during period	10,465	9,564
Adjustments related to pre-existing warranties	(14)	347
Settlements made during the period	(9,248)	(9,823)
Balance at end of period	$15,043	$13,143

During the fourth quarter of 2013, the Corporation corrected a classification error by reclassifying a portion of the reserve for product warranties which was previously all classified as a current liability, including the related deferred tax impacts, to long-term. The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.7 million and $6.4 million as of June 28, 2014 and June 29, 2013, respectively, and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $7.4 million and $6.8 million, respectively, and are included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets. The revisions in the Condensed Consolidated Balance Sheets noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$126	$131	$252	$262
Interest cost	184	167	368	334
Amortization of transition obligation	—	—	—	116
Amortization of (gain)/loss	—	—	—	—
Net periodic benefit cost	$310	$298	$620	$712

Note J.  Income Taxes

The provision for income taxes for the three months ended June 28, 2014 reflects an effective tax rate of 35.0 percent compared to 35.2 percent for the same period last year. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

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

As of June 28, 2014, $0.1 million of deferred net gains, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	June 28, 2014	December 28, 2013
Diesel fuel swap	Accounts payable and accrued expenses	$(1)	$—
Diesel fuel swap	Prepaid expenses and other current assets	146	176
		$145	$176

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended June 28, 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$153	Selling and administrative expenses	$32	Selling and administrative expenses	$(3)
Total	$153		$32		$(3)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the six months ended June 28, 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$55	Selling and administrative expenses	$87	Selling and administrative expenses	$(4)
Total	$55		$87		$(4)

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

Assets measured at fair value as of June 28, 2014 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$10,907	$—	$10,907	$—
Corporate bonds	$1,208	$—	$1,208	$—
Derivative financial instruments	$145	$—	$145	$—

Assets measured at fair value as of December 28, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$11,254	$—	$11,254	$—
Corporate bonds	$4,859	$—	$4,859	$—
Derivative financial instruments	$176	$—	$176	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at June 28, 2014 and December 28, 2013, the end of the Corporation's 2013 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $157 million at June 28, 2014 and $159 million at December 28, 2013, compared to the carrying value of $150 million.

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

In May 2014, the FASB issued accounting guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently evaluating the impact of adopting this standard on its financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and six month periods ended June 28, 2014, and June 29, 2013, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Sales:
Office Furniture	$423,423	$436,169	$781,792	$802,001
Hearth Products	85,720	74,529	179,552	150,994
	$509,143	$510,698	$961,344	$952,995
Operating Profit:
Office furniture
Operations before restructuring charges	$28,524	$22,092	$44,989	$30,948
Restructuring and impairment charges	(10,282)	35	(10,254)	(121)
Office furniture – net	18,242	22,127	34,735	30,827
Hearth products	8,481	5,699	20,189	9,290
Total operating profit	26,723	27,826	54,924	40,117
Unallocated corporate expense	(11,855)	(10,238)	(23,798)	(21,975)
Income before income taxes	$14,868	$17,588	$31,126	$18,142

Depreciation & Amortization Expense:
Office furniture	$12,472	$9,304	$21,971	$18,127
Hearth products	1,158	1,372	2,334	2,765
General corporate	1,298	1,073	2,647	1,946
	$14,928	$11,749	$26,952	$22,838

Capital Expenditures (including capitalized software):
Office furniture	$16,348	$13,017	$29,836	$22,949
Hearth products	1,187	1,051	2,698	1,665
General corporate	10,894	4,758	18,587	9,005
	$28,429	$18,826	$51,121	$33,619

			As of	As of
			June 28, 2014	December 28, 2013
Identifiable Assets:
Office furniture			$756,888	$722,697
Hearth products			266,617	255,978
General corporate			136,767	156,030
			$1,160,272	$1,134,705

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

Net sales for the second quarter of fiscal 2014 decreased 0.3 percent to $509.1 million when compared to the second quarter of fiscal 2013.  The change was driven by the effect of divestitures and a decline in sales in the contract channel of the office furniture segment, partially offset by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales in the supplies-driven channel.  Gross margin for the quarter increased from prior year levels due to increased price realization, strong operational performance and higher volume in the hearth products segment partially offset by lower volume and restructuring and transition charges in the office furniture segment.  Total selling and administrative expenses increased due mainly to higher incentive based compensation.

During the second quarter of fiscal 2014, as part of continuing efforts to reduce structural costs, the Corporation made the decision to close two office furniture manufacturing facilities and consolidate production into existing manufacturing facilities. In connection with these consolidations the Corporation recorded $4.8 million of restructuring and transition costs of which $3.4 million were included in cost of sales. A triggering event occurred during the second quarter of 2014 for a reporting unit in the office furniture segment resulting in a $8.9 million goodwill impairment charge.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
Net sales	$509,143	$510,698	(0.3)%	$961,344	$952,995	0.9%
Cost of sales	328,010	336,040	(2.4)%	625,039	630,555	(0.9)%
Gross profit	181,133	174,658	3.7%	336,305	322,440	4.3%
Selling and administrative expenses	155,288	152,078	2.1%	300,498	296,634	1.3%
(Gain) loss on sale of assets	(1,346)	2,460	NM	(9,746)	2,460	NM
Restructuring and impairment charges	10,282	(35)	NM	10,254	121	NM
Operating income	16,909	20,155	(16.1)%	35,299	23,225	52.0%
Interest expense, net	2,041	2,567	(20.5)%	4,173	5,083	(17.9)%
Income before income taxes	14,868	17,588	(15.5)%	31,126	18,142	71.6%
Income taxes	5,203	6,189	(15.9)%	10,445	5,564	87.7%
Net income	$9,665	$11,399	(15.2)%	$20,681	$12,578	64.4%

Consolidated net sales for the second quarter of 2014 decreased 0.3 percent or $1.6 million compared to the same quarter last year. The change was driven by the effect of divestitures and a decline in sales in the contract channel of the office furniture segment, partially offset by an increase in hearth product sales across both the new construction and remodel-retrofit channels as well as an increase in office furniture sales in the supplies-driven channel. Compared to prior year quarter, divestitures of several small businesses, including office furniture dealers, resulted in a $8.1 million sales decline.

Gross margin for the second quarter of 2014 increased to 35.6 percent compared to 34.2 percent for the same quarter last year.  The increase in gross margin was driven by increased price realization, strong operational performance and higher hearth products sales volume partially offset by lower volume and restructuring and transition charges in the office furniture segment. Second quarter 2014 included $3.4 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision in the second quarter 2014 to close an office furniture manufacturing facility located in Florence, Alabama and consolidate production into existing office furniture manufacturing facilities. The Corporation also notified its members and the union representing the bargaining unit at its office furniture manufacturing facility located in Chicago, Illinois of its tentative decision, pending negotiations and consultation with the union, to close the facility and consolidate production into an existing facility. In connection with these decisions the Corporation recorded $4.8 million of pre-tax charges which included $2.6 million of accelerated depreciation on machinery and equipment and $0.8 million of transition costs recorded in cost of sales and $1.4 million of severance and facility exit costs which were recorded as restructuring charges during the quarter. The closure and consolidation of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring and transition costs of approximately $8.8 million related to these closures during the remainder of 2014.

The tentative decision to close a facility and exit a product line, as well as lower growth than projected at one of the Corporation's recently acquired reporting units in the office furniture segment, were identified as a triggering event for purposes of long-lived asset and goodwill impairment testing. As a result, the Corporation recognized pre-tax goodwill impairment expense of $8.9 million during the second quarter of 2014.

Total selling and administrative expenses as a percentage of net sales increased to 30.5 percent compared to 29.8 percent for the same quarter last year due mainly to increased incentive based compensation.

The Corporation realized a $1.3 million gain on the sale of California air emission credits in the second quarter of 2014. The Corporation realized a $2.5 million loss on the sale of a non-core office furniture business in the second quarter of 2013.

The provision for income taxes for continuing operations for the three months ended June 28, 2014 reflects an effective tax rate of 35.0 percent compared to 35.2 percent for the same period last year. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

Net income attributable to HNI Corporation was $9.7 million or $0.21 per diluted share in the second quarter of 2014 compared to $11.4 million or $0.25 per diluted share in the second quarter of 2013.

For the first six months of 2014, consolidated net sales increased $8.3 million, or 0.9 percent, to $961.3 million compared to
$953.0 million for the first six months of 2013 driven by higher sales in the hearth products segment. Gross margins increased to 35.0 percent compared to 33.8 percent for the same period last year driven by better price realization, strong operational performance and higher volume in the hearth products segment partially offset by lower volume, unfavorable mix and restructuring and transition charges in the office furniture segment. Net income attributable to HNI Corporation was $20.8 million for the first six months of 2014 compared to $12.8 million for the first six months of 2013. Earnings per share increased to $0.45 per diluted share compared to $0.28 per diluted share for the same period last year.

Office Furniture

Second quarter 2014 sales for the office furniture segment decreased 2.9 percent or $12.7 million to $423.4 million from $436.2 million for the same quarter last year. Compared to the prior year quarter, divestitures resulted in a $8.1 million sales decline. Net sales in the contract channel decreased due to strong year over year comparisons and timing of large projects. This decrease was offset partially by an increase in the supplies-driven channel. Second quarter 2014 operating profit prior to unallocated corporate expenses decreased 17.6 percent or $3.9 million to $18.2 million as a result of lower volume, unfavorable mix and restructuring, transition and impairment charges. These were partially offset by increased price realization, strong operational performance and the loss on sale of a small non-core business in the prior year quarter. Second quarter 2014 included $13.7 million of restructuring, transition and impairment costs.

Net sales for the first six months of 2014 decreased 2.5 percent or $20.2 million to $781.8 million compared to $802.0 million for the same period in 2013. Compared to the prior year period, divestitures resulted in a $14.9 million sales decline. Net sales in the supplies-driven channel decreased due to harsh weather in the first quarter of 2014. This decrease was partially offset by an increase in the other office furniture channels. Operating profit for the first six months of 2014 increased 12.7 percent or $3.9 million to $34.7 million compared to $30.8 million for the same period in 2013 driven by the same drivers experienced in the current quarter plus an $8.4 million gain on the sale of a vacated facility during the first quarter of 2014.

Hearth Products

Second quarter 2014 net sales for the hearth products segment increased 15.0 percent or $11.2 million to $85.7 million from $74.5 million for the same quarter last year. The increase was driven by an increase in both the new construction channel due to housing market recovery and the remodel-retrofit channel due to strong remodeling activity and demand for alternative fuel products.  Operating profit prior to unallocated corporate expenses increased $2.8 million to $8.5 million compared to $5.7 million in the prior year quarter due to increased volume and higher price realization offset partially by increased warranty expense and higher incentive-based compensation.

Net sales for the first six months of 2014 increased 18.9 percent or $28.6 million to $179.6 million compared to $151.0 million for the same period in 2013. Operating profit for the first six months of 2014 increased $10.9 million to $20.2 million compared to $9.3 million for the same period in 2013. The year-to-date increases in sales and operating profit were driven by the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $7.0 million of cash in the first six months of 2014 compared to $18.2 million in the first six months of 2013.  Working capital resulted in a $68.4 million use of cash in the first six months of the current fiscal year compared to a $76.8 million use of cash in the same period of the prior year. The change in working capital is due mainly to timing of accounts receivable collections. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2014 were $51.1 million compared to $33.6 million in the same period of fiscal 2013 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2014, capital expenditures are expected to be approximately $90 to $95 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from property, plant and equipment".

Cash Flow – Financing Activities
The net borrowings under the revolving credit agreement at the end of second quarter were $35 million and are classified as short-term as the Corporation expects to repay the borrowings within a year.

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

Additional borrowing capacity of $215 million is available through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At June 28, 2014, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

On May 6, 2014, the Corporation's Board of Directors (the "Board") approved a 4.2 percent increase in the common stock quarterly cash dividend from $0.24 per share to $0.25 per share. The dividend was paid on May 30, 2014, to shareholders of record at the close of business on May 16, 2014.

During the six months ended June 28, 2014, the Corporation repurchased 364,000 shares of common stock at a cost of approximately $13.1 million, or an average price of $35.85 per share.  As of June 28, 2014, approximately $74.2 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During the first six months of fiscal 2014, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings. During the first six months of fiscal 2014, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2014, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of June 28, 2014, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended June 28, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
03/30/14 – 04/26/14	7,000	$36.06	7,000	$82,360,642
04/27/14 – 05/24/14	140,000	$35.75	140,000	$77,355,954
05/25/14 – 06/28/14	84,000	$37.15	84,000	$74,235,486
Total	231,000		231,000
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the second quarter of fiscal 2014, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 1, 2014	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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