Form 10-Q
period 2014-09-27
HNI CORP
filed 2014-10-28
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014.

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at September 27, 2014 44,394,795

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 27, 2014	December 28, 2013

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$29,678	$65,030
Short-term investments	5,652	7,251
Receivables	277,267	228,715
Inventories	116,864	89,516
Deferred income taxes	16,862	16,051
Prepaid expenses and other current assets	22,234	26,665
Total Current Assets	468,557	433,228

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,702	27,465
Buildings	291,118	284,484
Machinery and equipment	485,296	470,748
Construction in progress	25,572	24,209
	829,688	806,906
Less accumulated depreciation	544,209	539,505

Net Property, Plant, and Equipment	285,479	267,401

GOODWILL	277,858	286,655

OTHER ASSETS	166,899	147,421

Total Assets	$1,198,793	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 27, 2014	December 28, 2013

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$445,262	$407,799
Note payable and current maturities of long-term debt and capital lease obligations	1,263	484
Current maturities of other long-term obligations	3,358	3,301
Total Current Liabilities	449,883	411,584

LONG-TERM DEBT	166,050	150,091

CAPITAL LEASE OBLIGATIONS	16	106

OTHER LONG-TERM LIABILITIES	70,738	67,543

DEFERRED INCOME TAXES	72,558	68,964

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
September 27, 2014 – 44,394,795 shares;
December 28, 2013 – 44,981,865 shares	44,395	44,982

Additional paid-in capital	797	16,729
Retained earnings	393,800	373,652
Accumulated other comprehensive income	538	965
Total HNI Corporation shareholders' equity	439,530	436,328

Noncontrolling interest	18	89

Total Equity	439,548	436,417

Total Liabilities and Equity	$1,198,793	$1,134,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	September 27, 2014	September 28, 2013

	(In thousands, except share and per share data)
Net sales	$614,690	$565,706
Cost of sales	394,758	365,835
Gross profit	219,932	199,871
Selling and administrative expenses	166,216	154,641
Restructuring and impairment	987	115
Operating income	52,729	45,115
Interest income	110	158
Interest expense	1,971	2,826
Income before income taxes	50,868	42,447
Income taxes	17,372	14,398
Net income	33,496	28,049
Less: Net (loss) attributable to the noncontrolling interest	(92)	(45)
Net income attributable to HNI Corporation	$33,588	$28,094

Net income attributable to HNI Corporation per common share – basic	$0.75	$0.62
Average number of common shares outstanding – basic	44,689,819	45,317,912
Net income attributable to HNI Corporation per common share – diluted	$0.74	$0.61
Average number of common shares outstanding – diluted	45,611,099	46,089,580
Cash dividends per common share	$0.25	$0.24

Other comprehensive income (loss), net of tax: 2014 $(197); 2013 $7	(825)	(587)
Comprehensive income	32,671	27,462
Less: Comprehensive (loss) attributable to noncontrolling interest	(92)	(45)
Comprehensive income attributable to HNI Corporation	$32,763	$27,507

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Nine Months Ended
	September 27, 2014	September 28, 2013

	(In thousands, except share and per share data)
Net sales	$1,576,034	$1,518,701
Cost of sales	1,019,797	996,390
Gross profit	556,237	522,311
Selling and administrative expenses	466,714	451,275
(Gain) loss on sale of assets	(9,746)	2,460
Restructuring and impairment	11,241	236
Operating income	88,028	68,340
Interest income	326	468
Interest expense	6,360	8,219
Income before income taxes	81,994	60,589
Income taxes	27,817	19,962
Net income	54,177	40,627
Less: Net (loss) attributable to the noncontrolling interest	(212)	(296)
Net income attributable to HNI Corporation	$54,389	$40,923

Net income attributable to HNI Corporation per common share – basic	$1.21	$0.90
Average number of common shares outstanding – basic	44,916,038	45,295,115
Net income attributable to HNI Corporation per common share – diluted	$1.19	$0.89
Average number of common shares outstanding – diluted	45,758,502	45,951,775
Cash dividends per common share	$0.74	$0.72

Other comprehensive income (loss), net of tax: 2014 $(216); 2013 $48	(427)	(2,645)
Comprehensive income	53,750	37,982
Less: Comprehensive (loss) attributable to noncontrolling interest	(212)	(296)
Comprehensive income attributable to HNI Corporation	$53,962	$38,278

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 27, 2014	September 28, 2013
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$54,177	$40,627
Noncash items included in net income:
Depreciation and amortization	41,764	34,570
Other postretirement and post employment benefits	930	1,011
Stock-based compensation	6,879	5,440
Excess tax benefits from stock compensation	(198)	(2,160)
Deferred income taxes	2,982	16,053
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	(570)	370
Loss on sale of business	—	2,177
Stock issued to retirement plan	6,005	5,352
Other – net	1,058	3,333
Net increase (decrease) in operating assets and liabilities	(40,901)	(29,175)
Increase (decrease) in other liabilities	2,681	5,889
Net cash flows from (to) operating activities	74,807	83,487

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(51,201)	(42,793)
Proceeds from sale of property, plant and equipment	13,629	285
Capitalized software	(30,547)	(12,314)
Purchase of investments	(1,298)	(1,106)
Sales or maturities of investments	5,270	2,550
Other – net	(5)	(578)
Net cash flows from (to) investing activities	(64,152)	(53,956)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	4,270	7,187
Withholdings related to net share settlements of equity based awards	(79)	(1,599)
Purchase of HNI Corporation common stock	(35,329)	(13,821)
Proceeds from note and long-term debt	161,052	157,575
Payments of note and long-term debt and other financing	(142,911)	(153,268)
Excess tax benefits from stock compensation	198	2,160
Dividends paid	(33,208)	(32,656)
Net cash flows from (to) financing activities	(46,007)	(34,422)

Net increase (decrease) in cash and cash equivalents	(35,352)	(4,891)
Cash and cash equivalents at beginning of period	65,030	41,782
Cash and cash equivalents at end of period	$29,678	$36,891

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 2014

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 28, 2013 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings which primarily drives the incentive payout. The impact to the three-month period ended September 27, 2014 was to increase expense by $2.0 million and decrease net income attributable to HNI Corporation $(0.03) per diluted share. The impact to the nine-month period ended September 27, 2014 was to reduce expense $0.9 million and increase net income attributable to HNI Corporation $0.01 per diluted share. There will be no impact from the accrual change on the Corporation's full year financial statements.

The Corporation has certain non-cash operating and investing activities related to accrued purchases of property and equipment and capitalized software. A revision was made to the Condensed Consolidated Statement of Cash Flow for the nine months ended September 28, 2013 which decreased operating cash flows related to the change in accounts payable and accrued expenses $4.5 million and increased investing cash flows $4.0 million and $0.5 million related to capital expenditures of property and equipment and capitalized software, respectively. The revisions in the Condensed Consolidated Statement of Cash Flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months ended September 27, 2014, and September 28, 2013, the Corporation recognized $2.1 million and $1.6 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan. For the nine months ended September 27, 2014, and September 28, 2013, the Corporation recognized $6.9 million and $5.4 million, respectively, of stock-based compensation expense.

At September 27, 2014, there was $7.6 million of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Corporation expects to recognize over a weighted-average remaining service period of 1.0 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 75% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	September 27, 2014	December 28, 2013

Finished products	$70,871	$51,991
Materials and work in process	73,581	65,247
LIFO allowance	(27,588)	(27,722)
	$116,864	$89,516

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the nine months ended September 27, 2014:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2013	$2,913	$81	$(2,140)	$111	$965
Other comprehensive income (loss) before reclassifications	(49)	(38)	—	(371)	(458)
Amounts reclassified from accumulated other comprehensive income	—	—	—	31	31
Balance at September 27, 2014	$2,864	$43	$(2,140)	$(229)	$538
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Pension postretirement liability
Transition obligation	Selling and administrative expenses	$—	$—	$—	$(116)
	Tax (expense) or benefit	—	—	—	42
	Net of tax	$—	$—	$—	$(74)
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(38)	$33	$49	$245
	Tax (expense) or benefit	14	(12)	(18)	(90)
	Net of tax	$(24)	$21	$31	$155
Total reclassifications for the period	Net of tax	$(24)	$21	$31	$81
Amounts in parentheses indicate reductions to profit.

During the nine months ended September 27, 2014, the Corporation repurchased 962,950 shares of its common stock at a cost of approximately $35.3 million.  As of September 27, 2014, $52.0 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the nine months ended September 27, 2014, the Corporation paid dividends to shareholders of $0.74 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$33,588	$28,094	$54,389	$40,923
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,690	45,318	44,916	45,295
Potentially dilutive shares from stock-based compensation plans	921	772	843	657
Denominator for diluted EPS	45,611	46,090	45,759	45,952
Earnings per share – basic	$0.75	$0.62	$1.21	$0.90
Earnings per share – diluted	$0.74	$0.61	$1.19	$0.89

The weighted average common stock equivalents presented above do not include the effect of 634,757 and 987,251 common stock equivalents for the three and nine months ended September 27, 2014, and 869,586 and 1,762,597 for the three and nine months ended September 28, 2013, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision in the third quarter to close an office furniture manufacturing facility located in Nalagarh, India and consolidate production into an existing office furniture manufacturing facility. Earlier in 2014, the Corporation announced the closure of its Florence, Alabama and Chicago, Illinois office furniture manufacturing facilities. During the three months ended September 27, 2014, in connection with the closures, the Corporation recorded $4.9 million of pre-tax charges which included $2.4 million of accelerated depreciation on machinery and equipment and $1.5 million of transition costs recorded in cost of sales and $1.0 million of severance and facility exit costs recorded as restructuring charges. The closure and consolidation of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring and transition costs of approximately $5.8 million related to these closures during the remainder of 2014. See Note G. Goodwill and Other Intangible Assets for further impact of these decisions.

The following is a summary of changes in restructuring accruals during the nine months ended September 27, 2014.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 28, 2013	$49	$6	$55
Restructuring charges	2,311	46	2,357
Cash payments	(724)	(52)	(776)
Balance as of September 27, 2014	$1,636	$—	$1,636

During the first quarter of 2014 the Corporation completed the sale of a vacated office furniture manufacturing facility from a prior plant closure. The net sales price was $12.0 million resulting in a gain of $5.7 million, net of $2.7 million income tax expense for the quarter ended March 29, 2014.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of September 27, 2014 and December 28, 2013, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	September 27, 2014	December 28, 2013
Patents	$18,905	$18,905
Less: accumulated amortization	18,713	18,685
Net patents	192	220
Software	82,685	52,778
Less: accumulated amortization	16,821	14,380
Net software	65,864	38,398
Customer lists and other	110,663	110,609
Less: accumulated amortization	59,649	54,592
Net customer lists and other	51,014	56,017
Net intangible assets	$117,070	$94,635

Aggregate amortization expense for the nine months ended September 27, 2014 and September 28, 2013 was $7.5 million and $7.7 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2014	2015	2016	2017	2018
Amortization Expense	$10.0	$11.8	$13.8	$12.8	$12.6

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million as of September 27, 2014 and December 28, 2013.  The trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 28, 2013 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 28, 2013
Goodwill	$149,969	$166,188	$316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	120,610	166,045	286,655
Goodwill acquired	—	—	—
Impairment Losses	(8,884)	—	(8,884)
Foreign currency translation adjustments	87	—	87
Balance as of September 27, 2014
Goodwill	150,056	166,188	316,244
Accumulated impairment losses	(38,243)	(143)	(38,386)
	$111,813	$166,045	$277,858

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

Decisions were made during the quarter ended June 28, 2014 to close a facility and exit a product line at one of the recently acquired reporting units within the office furniture segment. These decisions, along with slower than projected order growth for the reporting unit, were considered a triggering event and, accordingly, the Corporation tested long-lived assets and goodwill at that reporting unit for impairment. The Corporation estimated the fair value of the reporting unit using a discounted cash flow approach along with a market multiple approach. The estimated fair value was below the carrying value indicating a potential impairment existed. The Corporation performed the second step of the test which requires a fair value assessment of all assets and liabilities of the reporting unit to calculate an implied goodwill amount. This resulted in an $8.9 million goodwill impairment charge during the quarter ending June 28, 2014.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Balance at beginning of period	$13,840	$13,055
Accruals for warranties issued during period	11,577	13,983
Adjustments related to pre-existing warranties	(54)	283
Settlements made during the period	(10,901)	(14,193)
Balance at end of period	$14,462	$13,128

During the fourth quarter of 2013, the Corporation corrected a classification error by reclassifying a portion of the reserve for product warranties which was previously all classified as a current liability, including the related deferred tax impacts, to long-term. The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.0 million and $6.4 million as of September 27, 2014 and September 28, 2013, respectively, and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $7.4 million and $6.8 million, as of September 27, 2014 and September 28, 2013, respectively, and are included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets. The revisions in the Condensed Consolidated Balance Sheets noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$126	$132	$378	$394
Interest cost	184	167	552	501
Amortization of transition obligation	—	—	—	116
Amortization of (gain)/loss	—	—	—	—
Net periodic benefit cost	$310	$299	$930	$1,011

Note J.  Income Taxes

The provision for income taxes for the three months ended September 27, 2014 reflects an effective tax rate of 34.2 percent compared to 33.9 percent for the same period last year. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

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

Diesel Fuel Risk
Independent freight carriers, used by the Corporation to deliver its products, charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation enters into variable to fixed rate commodity swap agreements with two financial counterparties to manage fluctuations in fuel costs.  The Corporation hedges approximately 50% of its diesel fuel surcharge exposure for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to freight expense, while the effective change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of September 27, 2014, $0.2 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	September 27, 2014	December 28, 2013
Diesel fuel swap	Accounts payable and accrued expenses	$(362)	$—
Diesel fuel swap	Prepaid expenses and other current assets	—	176
		$(362)	$176

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended September 27, 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(542)	Selling and administrative expenses	$(38)	Selling and administrative expenses	$—
Total	$(542)		$(38)		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 27, 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(487)	Selling and administrative expenses	$49	Selling and administrative expenses	$(4)
Total	$(487)		$49		$(4)

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

Assets measured at fair value as of September 27, 2014 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$10,859	$—	$10,859	$—
Corporate bonds	$1,202	$—	$1,202	$—
Derivative financial instruments	$(362)	$—	$(362)	$—

Assets measured at fair value as of December 28, 2013 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$11,254	$—	$11,254	$—
Corporate bonds	$4,859	$—	$4,859	$—
Derivative financial instruments	$176	$—	$176	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at September 27, 2014 and December 28, 2013, the end of the Corporation's 2013 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $156 million at September 27, 2014 and $159 million at December 28, 2013, compared to the carrying value of $150 million.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and nine months ended September 27, 2014, and September 28, 2013, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Sales:
Office Furniture	$488,612	$466,213	$1,270,404	$1,268,214
Hearth Products	126,078	99,493	305,630	250,487
	$614,690	$565,706	$1,576,034	$1,518,701
Operating Profit:
Office furniture	42,753	40,696	77,488	71,523
Hearth products	23,785	14,409	43,974	23,699
Total operating profit	66,538	55,105	121,462	95,222
Unallocated corporate expense	(15,670)	(12,658)	(39,468)	(34,633)
Income before income taxes	$50,868	$42,447	$81,994	$60,589

Depreciation & Amortization Expense:
Office furniture	$12,427	$9,257	$34,398	$27,384
Hearth products	1,121	1,274	3,455	4,039
General corporate	1,264	1,201	3,911	3,147
	$14,812	$11,732	$41,764	$34,570

Capital Expenditures (including capitalized software):
Office furniture	$13,542	$13,689	$43,378	$36,638
Hearth products	1,691	1,133	4,389	2,798
General corporate	15,394	6,666	33,981	15,671
	$30,627	$21,488	$81,748	$55,107

			As of	As of
			September 27, 2014	December 28, 2013
Identifiable Assets:
Office furniture			$771,385	$722,697
Hearth products			281,765	255,978
General corporate			145,643	156,030
			$1,198,793	$1,134,705

Note P.  Subsequent Event

In October 2014, the Corporation acquired Vermont Castings Group, a leading manufacturer of free standing hearth stoves and fireplaces. The transaction was completed as an all cash transaction.

As this acquisition closed on October 1, 2014 and due to the limited time since closing, the initial accounting for this transaction has not yet been completed. The Corporation will disclose additional information once the initial accounting is completed in the fourth quarter of 2014. The financial results of Vermont Castings Group will be included in the consolidated financial statements from the date of acquisition forward.

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

Net sales for the third quarter of fiscal 2014 increased 8.7 percent to $614.7 million when compared to the third quarter of fiscal 2013.  The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales across both the new construction and remodel-retrofit channels, partially offset by the effect of a divestiture in the office furniture segment.  Gross margin for the quarter increased from prior year levels due to higher volume, increased price realization and strong operational performance partially offset by unfavorable mix, operational investments and restructuring and transition charges in the office furniture segment.  Total selling and administrative expenses increased due mainly to higher incentive based compensation.

During the third quarter of fiscal 2014, as part of continuing efforts to reduce structural costs, the Corporation made the decision to close an international office furniture manufacturing facility. In connection with this decision and additional closures announced earlier this year, the Corporation recorded $4.9 million of restructuring and transition costs in the third quarter of fiscal 2014, of which $3.9 million were included in cost of sales .

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	Percent Change	September 27, 2014	September 28, 2013	Percent Change
Net sales	$614,690	$565,706	8.7%	$1,576,034	$1,518,701	3.8%
Cost of sales	394,758	365,835	7.9%	1,019,797	996,390	2.3%
Gross profit	219,932	199,871	10.0%	556,237	522,311	6.5%
Selling and administrative expenses	166,216	154,641	7.5%	466,714	451,275	3.4%
(Gain) loss on sale of assets	—	—	NM	(9,746)	2,460	NM
Restructuring and impairment charges	987	115	NM	11,241	236	NM
Operating income	52,729	45,115	16.9%	88,028	68,340	28.8%
Interest expense, net	1,861	2,668	(30.2)%	6,034	7,751	(22.2)%
Income before income taxes	50,868	42,447	19.8%	81,994	60,589	35.3%
Income taxes	17,372	14,398	20.7%	27,817	19,962	39.3%
Net income	$33,496	$28,049	19.4%	$54,177	$40,627	33.4%

Consolidated net sales for the third quarter of 2014 increased 8.7 percent or $49.0 million compared to the same quarter last year. The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales across both the new construction and remodel-retrofit channels, partially offset by the effect of a divestiture in the office furniture segment. Compared to prior year quarter, the divestiture of a small office furniture dealer resulted in a $2.0 million sales decline.

Gross margin for the third quarter of 2014 increased to 35.8 percent compared to 35.3 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, increased price realization and strong operational performance partially offset by unfavorable mix, operational investments and restructuring and transition charges in the office furniture segment. Third quarter 2014 included $3.9 million of accelerated depreciation and transition costs related to the closure and consolidation of office furniture manufacturing facilities.

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision in the third quarter to close an office furniture manufacturing facility located in Nalagarh, India and consolidate production into an existing office furniture manufacturing facility. Earlier in 2014, the Corporation announced the closure of its Florence, Alabama and Chicago, Illinois office furniture manufacturing facilities. In connection with the closures, the Corporation recorded $4.9 million of pre-tax charges which included $2.4 million of accelerated depreciation on machinery and equipment and $1.5 million of transition costs recorded in cost of sales and $1.0 million of severance and facility exit costs which were recorded as restructuring charges during the third quarter of 2014. The closure and consolidation of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring and transition costs of approximately $5.8 million related to these closures during the remainder of 2014.

Total selling and administrative expenses as a percentage of net sales decreased to 27.0 percent compared to 27.3 percent for the same quarter last year due mainly to higher volume, partially offset by strategic investments, increased incentive based compensation and timing of expenses.

The provision for income taxes for continuing operations for the three months ended September 27, 2014 reflects an effective tax rate of 34.2 percent compared to 33.9 percent for the same period last year. The 2014 estimated annual effective tax rate is expected to be 35.0 percent.

Net income attributable to the Corporation was $33.6 million or $0.74 per diluted share in the third quarter of 2014 compared to $28.1 million or $0.61 per diluted share in the third quarter of 2013.

For the first nine months of 2014, consolidated net sales increased $57.3 million, or 3.8 percent, to $1.6 billion compared to $1.5 billion for the first nine months of 2013 driven by a substantial increase in sales in the hearth products segment and an increase in sales in the office furniture segment. Gross margins increased to 35.3 percent compared to 34.4 percent for the same period last year driven by increased price realization, strong operational performance and higher volume in the hearth products segment partially offset by unfavorable mix and restructuring and transition charges in the office furniture segment.

The decision to close a facility and exit a product line, as well as lower growth than projected at one of the Corporation's recently acquired reporting units in the office furniture segment, were identified as a triggering event for purposes of long-lived asset and goodwill impairment testing during the second quarter of 2014. As a result, the Corporation recognized pre-tax goodwill impairment expense of $8.9 million during the second quarter of 2014.

The Corporation realized $9.7 million of gains on the sale of a vacated office furniture manufacturing facility and the sale of California air emission credits during the first nine months of 2014. The Corporation realized a $2.5 million loss on the sale of a non-core office furniture business during the first nine months of 2013.

Net income attributable to the Corporation was $54.4 million for the first nine months of 2014 compared to $40.9 million for the first nine months of 2013. Earnings per share increased to $1.19 per diluted share compared to $0.89 per diluted share for the same period last year.

Office Furniture

Third quarter 2014 sales for the office furniture segment increased 4.8 percent or $22.4 million to $488.6 million from $466.2 million for the same quarter last year. Compared to the prior year quarter, a divestiture resulted in a $2.0 million sales decline. The change was driven by an increase in the supplies-driven channel and a more substantial increase in the contract channel of the office furniture segment. Third quarter 2014 operating profit prior to unallocated corporate expenses increased 5.1 percent or $2.1 million to $42.8 million as a result of higher volume, increased price realization and strong operational performance. These were partially offset by unfavorable mix, operational investments, increased incentive-based compensation and higher restructuring and transition costs. Third quarter 2014 included $4.9 million of restructuring and transition costs.

Net sales for the first nine months of 2014 increased 0.2 percent or $2.2 million to $1.270 billion compared to $1.268 billion for the same period in 2013. Compared to the prior year period, divestitures resulted in a $17.0 million sales decline. Net sales in the contract channel increased due to strength in core commercial markets. This increase was partially offset by a decline in the supplies-driven channel due to harsh weather in the first quarter of 2014. Operating profit for the first nine months of 2014 increased 8.3 percent or $6.0 million to $77.5 million compared to $71.5 million for the same period in 2013 as a result of the same drivers experienced in the current quarter plus an $8.4 million gain on the sale of a vacated facility during the first quarter of 2014 partially offset by an $8.9 million goodwill impairment charge in the second quarter of 2014.

Hearth Products

Third quarter 2014 net sales for the hearth products segment increased 26.7 percent or $26.6 million to $126.1 million from $99.5 million for the same quarter last year. The change was driven by an increase in both the new construction channel due to housing market recovery and the remodel-retrofit channel due to strong demand for alternative fuel products.  Operating profit prior to unallocated corporate expenses increased 65.1 percent or $9.4 million to $23.8 million compared to $14.4 million in the prior year quarter due to higher volume and increased price realization offset partially by investment in growth initiatives, higher incentive-based compensation and timing of expenses.

Net sales for the first nine months of 2014 increased 22.0 percent or $55.1 million to $305.6 million compared to $250.5 million for the same period in 2013. Operating profit for the first nine months of 2014 increased 85.6 percent or $20.3 million to $44.0 million compared to $23.7 million for the same period in 2013. The year-to-date increases in sales and operating profit were a result of the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities generated $74.8 million of cash in the first nine months of 2014 compared to $83.5 million in the first nine months of 2013.  Working capital resulted in a $40.9 million use of cash in the first nine months of the current fiscal year compared to a $29.2 million use of cash in the same period of the prior year. The change in working capital is due mainly to timing of accounts receivable collections and inventory shipments.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2014 were $81.7 million compared to $55.1 million in the same period of fiscal 2013 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2014, capital expenditures are expected to be approximately $90 to $95 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from property, plant and equipment".

Cash Flow – Financing Activities
The net borrowings under the revolving credit agreement at the end of third quarter were $16 million and are classified as long-term as the Corporation does not expect to repay the borrowings within a year.

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

Additional borrowing capacity of $234 million is available through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At September 27, 2014, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.25 per share on the Corporation's common stock on August 5, 2014, to shareholders of record at the close of business on August 15, 2014. The dividend was paid on August 29, 2014.

During the nine months ended September 27, 2014, the Corporation repurchased 962,950 shares of common stock at a cost of approximately $35.3 million, or an average price of $36.69 per share.  As of September 27, 2014, approximately $52.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During the first nine months of fiscal 2014, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.  During 2014 the Corporation changed its estimate regarding the quarterly accrual of annual incentive plan expense to more accurately match expense with earnings which primarily drives the incentive payout. During the first nine months of fiscal 2014, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2014, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 28, 2013.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules

13a – 15(e) and 15d – 15(e).   As of September 27, 2014, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended September 27, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
06/29/14 – 07/26/14	18,150	$37.47	18,150	$73,555,476
07/27/14 – 08/23/14	363,000	$36.58	363,000	$60,275,395
08/24/14 – 09/27/14	217,800	$38.19	217,800	$51,956,653
Total	598,950		598,950
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•	Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the third quarter of fiscal 2014, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 28, 2014	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)	Amended and Restated By-laws of HNI Corporation, incorporated by reference to Exhibit 3.1 Registrant's Current Report on Form 8-K filed August 8, 2014
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements(a)

(a)
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