Form 10-K
period 2015-01-03
HNI CORP
filed 2015-02-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of June 27, 2014 was $1,030,079,764, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 6, 2015 was 44,166,714.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  A broad office furniture product offering is sold to dealers, wholesalers, national office product distributors, end-user customers, and federal, state and local governments.  Dealers, wholesalers and national office products distributors are the largest channels based on sales.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2014, the Corporation had net sales of $2.2 billion, of which approximately $1.7 billion or 78% was attributable to office furniture products and $0.5 billion or 22% was attributable to hearth products.  Please refer to Operating Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong, India and Taiwan.  See Item 2."Properties" for additional related discussion.

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

The Corporation distributes its office furniture products through an extensive network of independent office furniture dealers, office products dealers, wholesalers and retailers.  The Corporation is a supplier of office furniture to the largest nationwide distributors of office products.

The operating unit Hearth & Home Technologies LLC (“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

During fiscal 2014, the Corporation completed the acquisition of Vermont Castings Group ("VCG"), a leading manufacturer of free-standing hearth stoves and fireplaces, for a purchase price of approximately $62 million.

The Corporation has been committed to systematically eliminating waste through its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on stngreamlining design, manufacturing and administrative processes.  The Corporation's RCI program has contributed to increased productivity, lower costs, improved product quality and enhanced workplace safety.  In addition, the Corporation's RCI efforts enable it to offer short average lead times, from receipt of order to delivery and installation, for most products.

The Corporation's product development efforts are focused on developing and providing relevant and differentiated solutions delivering quality, aesthetics and style.

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

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $9.8 billion in 2014, an increase of 4% compared to 2013, which was a 1% increase from 2012 levels.

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

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by small/medium businesses on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and national office product distributors are the primary distribution channels in this market channel.  Office furniture and products dealers publish content on the internet and periodic catalogs displaying office furniture and products from various manufacturers.

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

Employees/Members

As of January 3, 2015, the Corporation employed approximately 11,000 persons, 10,400 of whom were full-time and 600 of whom were temporary personnel.  The Corporation believes its labor relations are good.

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

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves and related products, primarily for the home, which it sells under its widely recognized Heatilator®, Heat & Glo®, Majestic®, Monessen®, Quadra-Fire®, Harman StoveTM , Vermont Castings®and PelProTM brand names.

The Corporation’s line of hearth products includes a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  Heatilator® , Heat & Glo® , Majestic®and Monessen® are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the leader in wood and pellet-burning stoves and furnaces with its Quadra-Fire®, Harman StoveTM ,Vermont Castings® and PelProTM product lines which provide home heating solutions using renewable fuels.  See “Intellectual Property” under Item 1. "Business" for additional details.

Manufacturing

The Corporation manufactures office furniture in Georgia, Indiana, Iowa, New York, North Carolina, Texas, China and India.  The Corporation manufactures hearth products in Iowa, Kentucky, Maryland, Minnesota, Pennsylvania, Vermont and Washington.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, glass, plastic products and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while at the same time reducing cost, eliminating waste and improving product quality.  The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification and 80/20 principles.  The application of RCI has increased productivity by reducing set-up and processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves production and administrative employees, management, customers and suppliers.  The Corporation has facilitators, coaches and consultants dedicated to the RCI process and strives to involve all members in the RCI process.  Manufacturing also plays a key role in the Corporation's concurrent product development process in order to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines and platforms, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $29.7 million, $27.3 million and $26.9 million in product development during fiscal 2014, 2013 and 2012, respectively.

Intellectual Property

As of January 3, 2015, the Corporation owned 273 U.S. and 267 foreign patents with expiration dates through 2039 and had applications pending for 26 U.S. and 67 foreign patents.  In addition, the Corporation holds 200 U.S. and 485 foreign trademark registrations and has applications pending for 20 U.S. and 13 foreign trademarks.

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

The second distribution channel comprises national office product distributors including Staples, Inc. and Office Depot, Inc. which have recently announced a planned merger.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection and design and office solution services provided by professional designers.  These distributors also sell through on-line and retail office products stores.

The third distribution channel is where the Corporation has the lead selling relationship with the end-user.

The fourth distribution channel comprises wholesalers serving as distributors of the Corporation's products to independent dealers and national office products distributors.  The Corporation sells to the nation's largest office supply/furniture wholesalers, United Stationers Supply Co. and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and national office products distributors.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

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

Office products dealers, national wholesalers and national office product distributors market their products over the Internet and through catalogs published periodically.  These catalogs are distributed to existing and potential customers.

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

In fiscal 2014, the Corporation's five largest customers represented approximately 21% of its consolidated net sales. No single customer accounted for 10% or more of the Corporation’s consolidated net sales in fiscal 2014.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, entities purchasing under the Corporation's U.S. General Services Administration contracts collectively accounted for approximately 2% of the Corporation's consolidated net sales.

As of January 3, 2015, the Corporation had an order backlog of approximately $192.4 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $163.5 million as of December 28, 2013.  Backlog, in terms of percentage of net sales, was 8.7% and 7.9% for fiscal 2014 and 2013, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is a leading global office furniture manufacturer and believes it is the largest provider of furniture to small- and medium-sized workplaces.  The Corporation is North America's largest manufacturer and marketer of fireplaces.

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

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

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

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health and safety requirements.  The Corporation’s environmental staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel and consultants on the management of environmental, health and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2015 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Office furniture industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, small business confidence, commercial construction and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues. Despite economic recovery in the United States, generally, economic conditions remain uncertain. Service-sector employment has rebounded slowly and may not return to pre-recession levels, which could decrease demand for our office furniture products and have adverse effects on our operating results.

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

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change making it reasonably possible an impairment may exist.  As of January 3, 2015, we had goodwill of $279 million recorded on our balance sheet. We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit.  If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment, and accordingly, an impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S. and other countries where we have a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any. As a result of impairment testing, we recorded goodwill and other long-lived asset impairments of $29 million during 2014. We have one recently acquired reporting unit within the office furniture segment where the fair value exceeds the carrying value by two percent. There is approximately $3 million of total goodwill associated with this reporting unit.

The office furniture and hearth products industries are highly competitive and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, including architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, Virco Mfg. Corporaton, Krueger International Inc. (KI) and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Comvest Partners (Innovative Hearth Products), Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

The concentration of our customer base, changes in demand and order patterns from our customers, as well as the increased purchasing power of these customers, could adversely affect our business, operating results or financial condition.

We sell our products through multiple distribution channels.  These distribution channels have been consolidating and may continue to consolidate in the future.  Consolidation may result in a greater proportion of our sales being concentrated in fewer customers, including as a result of the recent mergers and announced mergers of national office product distributors.  The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results or financial condition than the events would have had prior to the consolidation.

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

Increases in basic commodity, raw material, component and transportation costs, as well as disruptions to the supply of basic commodities, raw materials and components or transportation and shipping challenges, could adversely affect our profitability.

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

We rely primarily on third-party freight and transportation providers to deliver our products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in our shipments and increase the cost to ship our products, which may adversely affect our profitability. Additionally, we import and export products and components, primarily using container ships, which load and unload through several U.S. ports, including ports on the West Coast. Port-caused delays in the shipment or receipt of products and components, including related to the current labor dispute at certain West Coast ports, could cause delayed receipt of our products and components. These delays could cause manufacturing disruptions, increased expense resulting from alternate shipping methods or the inability to meet customer delivery expectations, which may adversely affect our sales and profitability.

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

To meet the changing needs of our customers and keep pace with market trends in both the office furniture and hearth products industries, we regularly introduce new products.  Trends include changes in workplace and home design and increases in the use of technology and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and home and for product performance.  The introduction of new products in both industries requires the coordination of the design, manufacturing and marketing of the products, which may be affected by factors beyond our control.  The design and engineering of certain new products can take up to a year or more, and further time may be required to achieve client acceptance.  In addition, we may face difficulties introducing new products if we cannot successfully align ourselves with independent architects, home-builders and designers who are able to design, in a timely manner, high quality products consistent with our image and our customers' needs.  Accordingly, the launch of any particular product may be later or less successful than we originally anticipated.  Difficulties or delays introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline and may result in an adverse effect on our business, operating results or financial condition.

We have grown, and may continue to grow, our business through acquisitions and alliances, which could adversely affect our business, operating results or financial condition.

One of our growth strategies is to supplement our organic growth through acquisitions of, and or strategic alliances with, businesses with technologies or products complimenting or augmenting our existing products or distribution or adding new products or distribution to our business.  In the past few years, we acquired Vermont Castings Group, a hearth stoves and fireplace company, Artcobell, an education furniture company, and BP Ergo, an office furniture company in India, each of which we continue to integrate into our business. The benefits of these acquisitions, or future acquisitions or alliances may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions or alliances will in fact produce any benefits.  In addition, acquisitions and alliances involve a number of risks, including, without limitation:

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

Our ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates and the availability of capital to complete the acquisitions.  These risks could be heightened if we complete several acquisitions within a relatively short period of time.  In addition, there can be no assurance we will be able to continue to identify attractive opportunities or enter into any transactions with acceptable terms in the future.  If an acquisition is completed, there can be no assurance we will be able to successfully integrate the acquired entity into our operations or achieve sales and profitability justifying our investment in the businesses.  Any potential acquisition may not be successful and could adversely affect our business, operating results or financial condition.

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

In both the office furniture and hearth products industries, we rely in large part on a network of independent dealers to market our products to customers.  We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our customers.  Many of our dealers may terminate their relationships with us at any time and for any reason.  The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results or financial condition.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

During the past several years, we have experienced growth in our international operations and sales, including in China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates, including the recent weakening of the Rupee in India and the Canadian Dollar.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

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

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•	social and political turmoil, official corruption and civil and labor unrest;

•	restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices; and

•	difficulty in obtaining distribution and support.

Restrictions imposed by the terms of our credit facility and note purchase agreement may limit our operating and financial flexibility.

Our credit facility and note purchase agreement, dated as of April 6, 2006, pursuant to which we issued $150 million of senior, unsecured notes designated as Series 2006-A Senior Notes, limit our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions and enter into certain sale-leaseback arrangements.  Our note purchase agreement contains customary restrictive covenants, among other things, placing limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons or enter into material transactions with affiliates.  Our credit facility and note purchase agreement also require us to maintain certain financial covenants.

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

Our sales to the U.S. government have declined in recent years and our sales to the U.S. state and local governments are subject to uncertain future funding levels and federal, state and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

We derive a portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty due to continuing budget cuts. Although sales to the federal government increased by 10% in 2014, after falling 28% and 26% in fiscal years 2013 and 2012, respectively, they may decline going forward, which could adversely impact our operating results.

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

We rely on information technology systems to manage numerous aspects of our business, and a disruption or failure of these systems could adversely affect our business.

In the ordinary course of business, we rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. Additionally, we collect and store sensitive data of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. We may face unauthorized attempts by hackers seeking to harm us or as a result of industrial espionage to penetrate our network security and gain access to our network, steal intellectual or other proprietary data, including design, sales or personally identifiable information, introduce malicious software or interrupt our internal systems, manufacturing or distribution. Though we attempt to prevent and detect these incidents, we may not be successful. Any disruption of our information technology networks or systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, loss of intellectual property or other proprietary information, including customer data, disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations. We are also required to comply with certain information technology standards, including standards imposed by credit card providers regarding the storage, processing and transmission of cardholder data. These standards continue to become more challenging to meet, and any failure of our systems to meet these standards could result in our inability to accept certain forms of customer payments or risk of cardholder data being breached as described above.

Natural disasters, acts of God, force majeure events or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions and fires, could disrupt operations and likewise the ability to produce or deliver our products. Several of our production facilities, members and key management are located within a small geographic area in eastern Iowa and a natural disaster or catastrophe in the area could have a significant adverse effect on our results of operations and business conditions. Further, several of our production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect our operations and business conditions. Members are an integral part of our business and events including an epidemic could reduce the availability of members reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customers' orders, manufacture products and ship products on a timely basis and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these events, but it may not be sufficient or paid in a timely manner in the event we suffer such an event.

Our business is subject to a number of other miscellaneous risks that may adversely affect our business, operating results or financial condition.

Other miscellaneous risks include, without limitation:

•	reduced demand for our storage products caused by changes in office technology, including the change from paper record storage to electronic record storage;

•	our ability to realize cost savings and productivity improvements from our cost containment, business simplification, manufacturing consolidation and logistical realignment initiatives;

•	volatility in the market price and trading volume of equity securities may adversely affect the market price for our common stock;

•	our ability to protect our intellectual property, including trade secrets and key business operations data;

•	labor or other manufacturing inefficiencies due to items including new product introductions, a new operating system or turnover in personnel;

•	our ability to effectively manage working capital and maintain our effective tax rate;

•	potential claims by third parties that we infringed upon their intellectual property rights;

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

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	1,007,716	Owned	Manufacturing office furniture (1)
Hickory, North Carolina	206,316	Owned	Manufacturing office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing fireplaces
Milan, Illinois	244,017	Leased	Warehousing office furniture components
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing office furniture
Muscatine, Iowa	237,800	Owned	Manufacturing office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing office furniture (1)
Paris, Kentucky	300,000	Owned	Manufacturing fireplaces
Temple, Texas	395,372	Owned	Manufacturing office furniture
Temple, Texas	354,000	Leased	Warehousing office furniture
Wayland, New York	716,484	Owned	Manufacturing office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, Canada, China, Hong Kong, India and Taiwan.  These facilities total approximately 2.6 million square feet with approximately 1.4 million square feet used for the manufacture and distribution of office furniture and approximately 1.0 million square feet for hearth products.  Of this total, approximately 1.0 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 3, 2015

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Stan A. Askren	54	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	57	None	Vice President, General Counsel and Secretary	2008
Bradley D. Determan	53	None	Executive Vice President President, Hearth & Home Technologies Group	2005 2003	President, Hearth & Home Technologies LLC (2003-2015)
Jerald K. Dittmer	57	None	Executive Vice President, President, The HON Company LLC	2008 2008
Jeffrey D. Lorenger	49	None	Executive Vice President President, HNI Contract Furniture Group	2010 2014	President, Allsteel, Inc. (2008-2014)
Donald T. Mead	55	None	Executive Vice President President, The Gunlocke Company L.L.C.	2011 2008
Donna D. Meade	49	None	Vice President, Member Relations	2014	Vice President, Member and Community Relations, Allsteel Inc. (2009-14); Vice President, Organizational Development, HNI (2005-2009)
Marco V. Molinari	55	None	Executive Vice President President, HNI International Inc.	2006 2003
Kurt A. Tjaden	51	None	Vice President and Chief Financial Officer	2008

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2014, the Corporation had 7,232 stockholders of record.

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

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 82% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended January 3, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
9/28/14 - 10/25/14	36,300	$41.61	36,300	$50,446,317
10/26/14 - 11/22/14	344,850	$45.86	344,850	$234,631,970
11/23/14 - 1/03/15	321,750	$47.41	321,750	$219,378,434
Total	702,900		702,900
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•
Plan announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date, with increase announced November 7, 2014, providing additional share repurchase authorization of $200,000,000 with no specific expiration date.

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2014, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2014	2013	2012	2011	2010
Per Common Share Data (Basic and Dilutive)
Income (Loss) from Continuing Operations Attributable to HNI Corporation – basic	$1.37	$1.41	$1.08	$1.03	$0.66
Income (Loss) from Continuing Operations Attributable to HNI Corporation – diluted	1.35	1.39	1.07	1.01	0.65
Net Income (Loss) Attributable to HNI Corporation – basic	1.37	1.41	1.08	1.03	0.60
Net Income (Loss) Attributable to HNI Corporation – diluted	1.35	1.39	1.07	1.01	0.59
Cash Dividends	0.99	0.96	0.95	0.92	0.86
Book Value – year-end	9.39	9.70	9.35	9.34	9.10
Net Working Capital – year-end	(0.04)	0.48	0.29	1.10	1.14
Operating Results (Thousands of Dollars)
Net Sales	$2,222,695	$2,059,964	$2,004,003	$1,833,450	$1,686,728
Gross Profit as a % of Net Sales	35.3%	34.7%	34.4%	34.9%	34.7%
Interest Expense	$8,336	$9,906	$10,865	$11,951	$11,903
Income (Loss) from Continuing Operations	61,155	63,369	48,326	45,748	29,681
Income (Loss) from Continuing Operations as a % of Net Sales	2.8%	3.1%	2.4%	2.5%	1.8%
Discontinued Operations	$—	$—	$—	$—	$(2,558)
Net Income (Loss) Attributable to HNI Corporation	61,471	63,683	48,967	45,986	26,941
Net Income (Loss) Attributable to HNI Corporation as a % of Net Sales	2.8%	3.1%	2.4%	2.5%	1.6%
Cash Dividends	$44,328	$43,494	$43,041	$41,250	$38,737
% Return on Average Shareholders’ Equity	14.4%	14.9%	11.7%	11.1%	6.5%
Depreciation and Amortization	$56,722	$46,621	$43,360	$46,287	$58,630
Financial Position (Thousands of Dollars)
Current Assets	$455,559	$433,228	$402,375	$431,504	$405,621
Current Liabilities	457,333	411,584	389,171	382,270	354,701
Working Capital	(1,774)	21,644	13,204	49,234	50,920
Current Ratio	1.00	1.05	1.03	1.13	1.14
Total Assets	$1,239,334	$1,134,705	$1,077,066	$1,051,722	$995,340
% Return on Beginning Assets Employed	9.9%	9.8%	8.3%	8.2%	5.8%
Long-Term Debt and Capital Lease Obligations	$197,736	$150,197	$150,372	$150,540	$150,111
Shareholders’ Equity	414,587	436,328	420,359	419,057	407,985
Current Share Data
Number of Shares Outstanding at Year-End	44,165,676	44,981,865	44,950,703	44,855,207	44,840,701
Weighted-Average Shares Outstanding During Year – basic	44,759,716	45,250,665	45,211,385	44,803,248	44,993,934
Weighted-Average Shares Outstanding During Year – diluted	45,578,872	45,956,280	45,819,979	45,694,278	45,808,704
Number of Shareholders of Record at Year-End	7,232	7,538	7,790	7,259	7,866
Other Operational Data
Capital Expenditures (Thousands of Dollars)	$74,323	$60,977	$39,473	$27,795	$25,683
Members (Employees) at Year-End	10,984	10,310	10,352	9,490	8,470
2014 reflects a 53-week year

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

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and North America’s leading manufacturer and marketer of gas and wood burning fireplaces.  The Corporation utilizes its split and focus, decentralized business model to deliver value to its customers with various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

The Corporation delivered strong top-line growth in both the office furniture and hearth products segments in 2014. Growth in the office furniture segment was led by accelerating momentum in the contract channel. The Corporation's hearth products segment leveraged its leading market position to increase sales and drive significant profit improvement as the housing market continued to recover and demand for alternative fuel products increased. The Corporation continued its disciplined approach to managing cost and made the decision to close three office furniture manufacturing facilities and consolidate production into existing facilities in 2014. The Corporation also remained committed to long-term profitable growth across its core businesses and increased the amount of focused investments in selling, marketing, manufacturing and product initiatives. The Corporation completed the acquisition of Vermont Castings Group ("VCG"), a manufacturer of free-standing hearth stoves and fireplaces, during the fourth quarter of 2014.

Net sales during 2014 were $2.2 billion, an increase of 7.9 percent, compared to net sales of $2.1 billion in 2013. The sales increase was driven by increased volume in both the supplies-driven and contract channels of the office furniture segment as well as both the new construction and remodel/retrofit channels of the hearth products segment. Fiscal 2014 included 53 weeks compared to 52 weeks in 2013. Due to the Corporation's holiday schedule and production shutdowns, the extra week had minimal impact on net sales and operating income.

The Corporation recorded $29.4 million of goodwill and intangible impairment charges during 2014 related to reporting units in the office furniture segment acquired over the past four years due to current and projected market conditions and product and operational transformation.

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

Fiscal	2014	2013	2012
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	64.7	65.3	65.6
Gross profit	35.3	34.7	34.4
Selling and administrative expenses	29.2	29.4	29.9
(Gain) loss on sale of assets	(0.5)	0.1	—
Restructuring related charges	1.5	—	0.1
Operating income	5.1	5.1	4.4
Interest income (expense) net	(0.4)	(0.5)	(0.5)
Income before income taxes	4.7	4.7	3.9
Income taxes	2.0	1.6	1.5
Net income attributable to the noncontrolling interest	—	—	—
Net income attributable to HNI Corporation	2.8%	3.1%	2.4%

Net Sales

Net sales during 2014 were $2.2 billion, an increase of 7.9 percent, compared to net sales of $2.1 billion in 2013.   Both the office furniture segment and the hearth products segment experienced better price realization and increased volume. Compared to the prior year, the acquisition of VCG net of divestitures of several small businesses, including office furniture dealers, increased sales $7.5 million. Fiscal 2014 included 53 weeks compared to 52 weeks in 2013. Due to the Corporation's holiday schedule and production shutdowns, the extra week had minimal impact on net sales and operating income.

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

Gross Profit

Gross profit as a percent of net sales increased 60 basis points in 2014 as compared to 2013 due to higher volume, better price realization and strong operational performance offset partially by unfavorable product mix, investments in operations, higher warranty costs and increased restructuring and transition costs.  Gross profit as a percent of net sales increased 30 basis points in 2013 as compared to 2012 due to higher volume, better price realization and lower material costs offset partially by unfavorable mix, new product ramp-up and operation reconfiguration costs to meet changing market demand.

Selling and Administrative Expenses

Selling and administrative expenses increased 7.0 percent in 2014 and 1.1 percent in 2013.  The increase in 2014 was due to volume related expenses, increased freight costs due to carrier capacity constraints, investments in selling and growth initiatives, increased group medical costs, higher incentive-based compensation and costs associated with an acquisition. The increase in 2013 was due to volume related expenses, investments in selling and growth initiatives and higher incentive-based compensation.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Gain/Loss on Sale of Assets

The Corporation realized gains totaling $10.7 million on the sale of two facilities and California air emission credits in 2014. The

Corporation realized a $2.5 million loss on the sale of a non-core office furniture business in 2013.

Restructuring and Impairment Charges

During 2014, the Corporation made decisions to close three office furniture manufacturing facilities located in Florence, Alabama, Chicago, Illinois and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions the Corporation recorded $8.8 million of pre-tax charges which included $5.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales and $3.6 million of severance and facility exit costs which were recorded as restructuring charges during the year. The closure and consolidation of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring costs of approximately $1 million related to these closures during 2015.

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

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2012 and 2013, the Corporation incurred $0.4 million and $0.3 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

The Corporation recorded $29.4 million of goodwill and intangible impairments in 2014 related to two recently acquired reporting units in the office furniture segment due to current and projected market conditions and costs associated with product and operational transformation.

Operating Income

Operating income increased $6.9 million to $112.8 million in 2014, compared to $106.0 million in 2013.  The increase was due to higher volume, better price realization, strong operational performance and gains on sale of assets. These were offset partially by investments in operations, unfavorable product mix, increased warranty costs, higher freight costs due to carrier capacity constraints, increased group medical costs, higher incentive-based compensation and restructuring, impairment and transition costs. Operating income increased $18.4 million to $106.0 million in 2013, compared to $87.6 million in 2012. The increase was due to higher volume, better price realization, lower material costs and distribution network realignment savings and lower restructuring costs. These were offset partially by new product ramp-up, facility reconfiguration to meet changing market demands, selling, marketing and product initiatives, higher incentive-based compensation and a loss on the sale of a small non-core business.

Income Taxes

The provision for income taxes reflect an effective tax rate of 41.7 percent, 34.5 percent and 37.7 percent for 2014, 2013 and 2012, respectively. The current year increase in the effective tax rate was primarily driven by the non-deductibility of goodwill impairment. On December 19, 2014 the Tax Increase Prevention Act of 2014 was signed into law which extended several expired tax incentives including the Research Tax Credit and bonus depreciation. The impact of this legislation, resulting in a benefit of $2.6 million, was recorded in the fourth quarter of 2014. The decrease in 2013 was primarily driven by the federal research and development credit extension which was effective from January 2, 2013, resulting in both the 2012 and 2013 related credits of $1.3 million each being recognized in fiscal 2013.

Net Income Attributable to HNI Corporation

Net income attributable to HNI Corporation decreased 3.5 percent to $61.5 million in 2014 compared to $63.7 million in 2013 and $49.0 million in 2012.  Net income per diluted share decreased 2.9 percent to $1.35 in 2014 compared to $1.39 in 2013 and $1.07 in 2012.

Office Furniture

Office furniture comprised 78 percent, 82 percent and 84 percent of consolidated net sales for 2014, 2013 and 2012, respectively.  Net sales for office furniture increased $53.8 million or 3.2 percent in 2014 to $1.739 billion compared to $1.685 billion in 2013 including increased price realization of $36 million. Compared to prior year, divestitures of several small businesses, including office furniture dealers, reduced sales by $17.7 million. The Corporation experienced growth in both the supplies-driven and contract channels.

Net sales for office furniture decreased $2.1 million or 0.1 percent in 2013 to $1.685 billion compared to $1.687 billion in 2012 including increased price realization of $30 million.  Compared to prior year, divestitures of several small businesses, including office furniture dealers, partially offset by the acquisition of BP Ergo, reduced sales by $27.5 million. The Corporation experienced growth in both the supplies-driven and contract channels which was more than offset by a large decline in sales to the federal government. BIFMA reported 2014 shipments up 4 percent from 2013 levels which were up 1 percent from 2012 levels.

Operating profit as a percent of net sales was 5.0 percent in 2014, 5.8 percent in 2013 and 5.4 percent in 2012.  The decrease in operating margins in 2014 was due to unfavorable product mix, investment in operations, higher freight costs due to carrier capacity constraints, increased incentive-based compensation, restructuring charges, goodwill and intangible impairments and transition costs. These were partially offset by higher volume, better price realization, strong operational performance and gains on sale of assets. The increase in operating margins in 2013 was due to better price realization, lower material costs, distribution network realignment savings and lower restructuring costs. These were partially offset by unfavorable mix, new product ramp-up, facility reconfiguration costs to meet changing market demands and loss on the sale of a small non-core business.

Hearth Products

Hearth products sales increased $108.9 million or 29.1 percent in 2014 to $484 million compared to $375 million in 2013 including increased price realization of $6 million and incremental sales from the VCG acquisition of $25 million. The sales increase was also due to an increase in both the new construction channel due to the continued housing market recovery and the remodel/retrofit channel due to strong biofuel product sales.

Hearth products sales increased 18.3 percent in 2013 to $375 million compared to $317 million in 2012 including increased price realization of $5 million. The sales increase was also due to an increase in the new construction channel due to housing market recovery and the remodel/retrofit channel due to strong remodeling activity.

Operating profit as a percent of sales in 2014 was 15.9 percent compared to 12.5 percent in 2013 and 8.4 percent in 2012.  The increase in operating margins in 2014 was due to higher volume and better price realization. These were partially offset by increased material costs, higher warranty expense, increased incentive-based compensation and impact of the acquisition. The increase in operating margins in 2013 was due to higher volume, better price realization and lower material costs. These were partially offset by investments in growth initiatives and higher incentive-based compensation.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2014 totaled $167.8 million compared to $165.0 million generated in 2013.  Changes in working capital balances resulted in a $3.7 million use of cash in 2014 compared to $11.5 million source of cash in the prior year. Cash generated from operating activities in 2012 totaled $144.8 million and changes in working capital balances resulted in a $32.9 million source of cash.

The use of cash related to working capital balance in 2014 was primarily driven from higher inventory of $23.4 million due to strategic initiatives, impact of west coast port congestion and timing of shipments. This use of cash was offset partially by an $8.6 million decrease in trade receivables due to strong collection efforts and timing and a $15.7 million increase in current liabilities. The increase in current liabilities is comprised of a $15.0 million increase in trade accounts payable, an $11.9 million increase in other accruals, namely compensation, benefit and marketing accruals offset by an $11.2 million decrease in tax related accruals.

The source of cash related to working capital balances in 2013 was primarily driven from lower inventory of $1.6 million and increased current liabilities of $30.4 million. The increase in current liabilities is comprised of a $14.6 million increase in trade accounts payable, an $11.3 million increase in other accruals, namely compensation, marketing and freight expense accruals and a $4.5 million increase in tax-related accruals. These sources of cash were offset partially by a $21.0 million increase in trade receivables due to increased sales during the fourth quarter.

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

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2014 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.1 percent, 2.6 percent and 2.4 percent at the end of fiscal years 2014, 2013 and 2012, respectively. The Corporation’s inventory turns were 12, 15 and 14, for fiscal years 2014, 2013 and 2012, respectively. The decrease in current year inventory turns was due to strategic initiatives, west coast port congestion and timing of shipments.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $112.7 million in 2014, $78.9 million in 2013 and $60.3 million in 2012.  These expenditures continue to focus on machinery, equipment and tooling required to support new products, continuous improvements in our manufacturing processes and cost savings initiatives as well as the implementation of new integrated information systems to support business process transformation.  The Corporation anticipates capital expenditures for 2015 to total $110 million to $115 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

In 2014, the investing activities reflected a net cash outflow of $61.8 million related to the acquisition of VCG. The acquisition of VCG adds brands, strong customer relationships and quality products to the Corporation's Hearth and Home Technologies business. In 2012, the investing activities reflected a net cash outflow of $25.5 million related to the acquisition of BP Ergo and $1.5 million related to the acquisition of a pellet stove business. The addition of BP Ergo provides the Corporation a presence in the India office furniture market. Refer to the Business Combination note in the Notes to Consolidated Financial Statements for additional information.

In 2014, the Corporation completed the sales of a facility located in South Gate, California, a facility and equipment located in Chicago, Illinois and California air emission credits. The proceeds from these sales of $16 million are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sale of property, plant and equipment” for 2014.

Cash Flow – Financing Activities

On September 28, 2011, the Corporation amended and restated its existing revolving credit facility dated June 11, 2010. The Corporation increased its borrowing capacity from $150 million to $250 million and has the option to increase its borrowing capacity by an additional $100 million. The Corporation also extended the term to the earlier of (i) September 28, 2016 or (ii) the date 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), subject to certain exceptions. The Corporation effectively decreased interest costs. Amounts borrowed under the credit agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the credit agreement. During 2014 net borrowings under the revolving credit facility peaked at $60 million. As of January 3, 2015, there was $47.7 million outstanding under the revolving credit facility classified as long-term as the Corporation does not expect to repay the borrowings within a year.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016. The Corporation currently expects to be able to refinance the debt under is credit facility and its Senior Notes when given its past history. However, if there is a deterioration in the credit markets, the Corporation's ability to refinance such debt may be adversely affected.

Additional borrowing capacity of $250 million is available through the revolving credit facility in the event cash generated from operations should be inadequate to meet future needs.  The Corporation does not currently expect access to future capital to be a constraint on planned growth.  Long-term debt, including capital lease obligations, was 32%, 26% and 26% of total capitalization as of January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the credit agreement governing the revolving credit facility.  Under the credit agreement, adjusted EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash nonrecurring charges and all non-cash items increasing net income.  At January 3, 2015, the Corporation was well below this ratio at 1.14 and was in compliance with all of the covenants and other restrictions in the credit agreement and note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

During 2014, the Corporation repurchased 1,665,850 shares of its common stock at a cost of approximately $67.9 million, or an average price of $40.76 per share. The Board authorized $200 million on November 9, 2007, and an additional $200 million on November 7, 2014, for repurchases of the Corporation’s common stock.  As of January 3, 2015 approximately $219.4 million of this authorized amount remained unspent.   During 2013, the Corporation repurchased 740,000 shares of its common stock at a cost of approximately $27.5 million, or an average price of $37.15 per share. During 2012, the Corporation repurchased 800,000 shares of its common stock at a cost of approximately $21.0 million, or an average price of $26.28 per share.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $0.99 per common share for 2014, $0.96 for 2013 and $0.95 for 2012.  The last quarterly dividend increase was from $0.24 to $0.25 per common share effective with the May 30, 2014 dividend payment for shareholders of record at the close of business on May 16, 2014.  The average dividend payout percentage for the most recent three-year period has been 82 percent of prior year earnings or 29 percent of prior year cash flow from operating activities.

Cash, cash equivalents and short-term investments totaled $37.2 million at the end of 2014 compared to $72.3 million at the end of 2013 and $49.0 million at the end of 2012.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2014, $17.1 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated it could result in additional tax expense to the Corporation. The Corporation does not believe asserting this cash as permanently reinvested will have any impact on its liquidity.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$209,679	$9,222	$200,457	$—	$—
Capital lease obligations	108	108	—	—	—
Operating lease obligations	91,692	28,811	36,623	15,213	11,045
Purchase obligations (2)	68,040	68,040	—	—	—
Other long-term obligations (3)	48,630	4,420	12,318	3,412	28,480
Total	$418,149	$110,601	$249,398	$18,625	$39,525

(1)	Interest has been included for all debt at the fixed or variable rate in effect as of January 3, 2015, as applicable.

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2014 ended on January 3, 2015; 2013 ended on December 28, 2013; and 2012 ended on December 29, 2012.  The financial statements for fiscal year 2014 are on a 53-week basis. The financial statements for fiscal years 2013 and 2012 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

As of January 3, 2015, there was approximately $245 million in outstanding accounts receivable and $5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  However, if economic conditions deteriorate significantly or one of the Corporation’s large customers declares bankruptcy, a larger allowance for doubtful accounts might be necessary.  The allowance for doubtful accounts was approximately $6 million at year-end 2013.

Inventory valuation – Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out ("LIFO") method. The value of inventories on the LIFO basis represented about 71% and 74% of total inventories at January 3, 2015 and December 28, 2013, respectively. If the first-in, first-out ("FIFO") method had been in use, inventories would have been $28.0 million and $27.7 million higher than reported at January 3, 2015 and December 28, 2013, respectively.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.   The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation did not elect to use the qualitative assessment in 2014. The Corporation performed a two-step goodwill impairment test for all reporting units. In estimating the fair value of its reporting units, the Corporation relied on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.   In the market approach, the Corporation utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples were then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

The decision to close a facility and exit a product line as well as lower expected growth than projected at one of the Corporation's recently acquired reporting units in the office furniture segment were identified as a triggering event for purposes of long-lived asset and goodwill impairment testing during the second quarter of 2014. As a result the Corporation recognized pre-tax goodwill impairment expense of $8.9 million during the second quarter of 2014. The remaining net goodwill as of January 3, 2015 for this reporting unit was $3 million.

As a result of the required annual impairment assessment performed in the fourth quarter of 2014, the Corporation determined the fair value of a different recently acquired reporting unit within the office furniture segment was below its carrying value. The decline in the estimated fair value of this reporting unit was largely driven by lower than expected operating performance in 2014. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for sales force and operation transformation and other expectations about the anticipated short-term and long-term operating results of the reporting unit. Based on the two-step analysis, the Corporation recorded a $13.9 million goodwill impairment charge in 2014, and there was no remaining net goodwill in the reporting unit as of January 3, 2015. Additionally, the Corporation tested the recoverability of the long-lived assets, other than goodwill, which included definite-lived intangibles assets consisting of customer lists and trade names, and recorded an impairment charge of $6.6 million.
Based on the results of the annual impairment tests, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all other reporting units included in the annual two-step impairment test except one, the estimated fair value is significantly in excess of carrying value. The one reporting unit within the office furniture segment that incurred an impairment charge in the second quarter of 2014, exceeded is carrying value by approximately 2 percent as of the end of fiscal 2014.
For the office furniture reporting unit that exceeded its carrying value by approximately 2 percent, the Corporation assumed a discount rate of 11.0 percent, near term growth rates ranging from negative 4.1 percent to positive 11.0 percent and a terminal growth rate of 3 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development and operational processes. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $2 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $1 million decrease in the estimated fair value of the reporting unit. Either of these scenarios individually would result in the reporting unit failing step one.

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

Additionally, the Corporation compared the estimated aggregate fair value of its reporting units to its overall market capitalization.

Goodwill of approximately $279 million remains on the consolidated balance sheet as of the end of fiscal 2014.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2014 assessment of indefinite lived trade names during the fourth quarter.  The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review performed in the fourth quarter of 2014, the Corporation determined the fair value of all trade names exceeded the respective carrying value and, therefore no impairment was recorded. A carrying value of all indefinite-lived trade names of approximately $41 million remains on the consolidated balance sheet at the end of fiscal 2014.

For all trade names except one, the estimated fair value significantly exceeds carrying value. One trade name within the office furniture segment exceeded its carrying value by approximately 6 percent and had a carrying value of $11.2 million. For this trade name the Corporation assumed a discount rate of 13 percent, terminal growth rate of 3 percent and a royalty rate of 2.5 percent. Holding other assumptions constant, a nominal change in the discount rate or royalty rate could trigger an impairment.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. As previously discussed, the Corporation recorded a fourth quarter impairment charge of $6.6 million for definite-lived intangibles associated with a recently acquired office furniture reporting unit in 2014.  Intangibles, net of amortization, of approximately $141 million are included on the consolidated balance sheet as of the end of fiscal 2014.

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

Self-insured reserves – The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability; workers’ compensation; and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive; the related liabilities are included in the accompanying financial statements.  As of January 3, 2015, those liabilities totaled $29 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Stock-based compensation – The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  This resulted in a cost of approximately $8.6 million in 2014, $7.5 million in 2013 and $6.4 million in 2012.

Income taxes – The provision for income taxes is determined using the asset and liability approach taking into account guidance related to uncertain tax positions. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The guidance was effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The Corporation adopted the guidance effective December 29, 2013, the beginning of the Corporation's 2014 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance will be effective for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. This guidance would impact the Corporation's consolidated results of operations and financial condition only in the instance of a disposal under this guidance.

In May 2014, the FASB issued accounting guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently evaluating the impact of adopting this standard and the method of adoption on its financial statements.

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

The Corporation began using derivative instruments to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel, in April of 2010. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months. At January 3, 2015, the effect on the consolidated balance sheet was insignificant. The effect on the consolidated statement of income for the year ended January 3, 2015 was an increase in operating expense of $0.1 million.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of January 3, 2015, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2014 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Corporation and its subsidiaries is attached:

Schedule II	Valuation and Qualifying Accounts for the Years Ended January 3, 2015, December 28, 2013, and December 29, 2012	72

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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 27, 2015	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 27, 2015
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Vice President and Chief Financial	February 27, 2015
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 27, 2015
Mary H. Bell

/s/ Miguel M. Calado	Director	February 27, 2015
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 27, 2015
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 27, 2015
James R. Jenkins

/s/ Dennis J. Martin	Director	February 27, 2015
Dennis J. Martin

/s/ Larry B. Porcellato	Director	February 27, 2015
Larry B. Porcellato

Signature	Title	Date

/s/ Abbie J. Smith	Lead Director	February 27, 2015
Abbie J. Smith

/s/ Brian E. Stern	Director	February 27, 2015
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 27, 2015
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

On October 1, 2014, the Corporation completed the acquisition of Vermont Castings Group as discussed in the Business Combination footnote to the Corporation's consolidated financial statements. Management excluded Vermont Castings Group from its assessment of the Corporation's internal control over financial reporting as it was acquired during the fiscal year. Vermont Castings Group is a wholly-owned subsidiary, whose total assets and total revenues represent 6% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended January 3, 2015.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2015.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 3, 2015, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries (the “Corporation”) at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control Over Financial Reporting appearing under Item 15.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Corporation's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control Over Financial Reporting, management has excluded Vermont Castings Group from its assessment of internal control over financial reporting as of January 3, 2015, because it was acquired by the Corporation in a purchase business combination during 2014. We have also excluded Vermont Castings Group from our audit of internal control over financial reporting. Vermont Castings Group is a wholly-owned subsidiary, whose total assets and total revenues represent 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2015

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except for per share data)
For the Years	2014	2013	2012
Net sales	$2,222,695	$2,059,964	$2,004,003
Cost of products sold	1,438,495	1,344,672	1,314,776
Gross profit	784,200	715,292	689,227
Selling and administrative expenses	649,055	606,512	599,656
(Gain) loss on sale of assets	(10,723)	2,460	—
Restructuring and impairment charges	33,019	333	1,944
Operating income	112,849	105,987	87,627
Interest income	418	626	842
Interest expense	8,336	9,906	10,865
Income before income taxes	104,931	96,707	77,604
Income taxes	43,776	33,338	29,278
Net income	61,155	63,369	48,326
Less: Net (loss) attributable to the noncontrolling interest	(316)	(314)	(641)
Net income attributable to HNI Corporation	$61,471	$63,683	$48,967
Net income attributable to HNI Corporation per common share – basic	$1.37	$1.41	$1.08
Weighted average shares outstanding – basic	44,759,716	45,250,665	45,211,385
Net income attributable to HNI Corporation per common share – diluted	$1.35	$1.39	$1.07
Weighted average shares outstanding - diluted	45,578,872	45,956,280	45,819,979

Foreign currency translation adjustments	$(691)	$(2,562)	$264
Change in unrealized gains (losses) on marketable securities (net of tax)	(44)	(124)	62
Change in pension and postretirement liabilty (net of tax)	(4,622)	2,151	(708)
Change in derivative financial instruments (net of tax)	(983)	187	(20)
Other comprehensive (loss) net of tax	$(6,340)	$(348)	$(402)
Comprehensive income	54,815	63,021	47,924
Less: Comprehensive (loss) attributable to noncontrolling interest	(316)	(314)	(641)
Comprehensive income attributable to HNI Corporation	$55,131	$63,335	$48,565
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2014	2013
Assets
Current Assets
Cash and cash equivalents	$34,144	$65,030
Short-term investments	3,052	7,251
Receivables, net	240,053	228,715
Inventories, net	121,791	89,516
Deferred income taxes	17,310	16,051
Prepaid expenses and other current assets	39,209	26,665
Total Current Assets	455,559	433,228
Property, Plant, and Equipment	311,008	267,401
Goodwill	279,310	286,655
Other Assets	193,457	147,421
Total Assets	$1,239,334	$1,134,705
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$453,754	$407,799
Note payable and current maturities of long-term debt and capital lease obligations	160	484
Current maturities of other long-term obligations	3,419	3,301
Total Current Liabilities	457,333	411,584
Long-Term Debt	197,736	150,091
Capital Lease Obligations	—	106
Other Long-Term Liabilities	80,353	67,543
Deferred Income Taxes	89,411	68,964
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,166	44,982
Authorized: 200,000
Issued and outstanding: 2014 -44,166; 2013-44,982
Additional paid-in capital	867	16,729
Retained Earnings	374,929	373,652
Accumulated other comprehensive income	(5,375)	965
Total HNI Corporation shareholders’ equity	414,587	436,328
Noncontrolling interest	(86)	89
Total Equity	414,501	436,417
Total Liabilities and Equity	$1,239,334	$1,134,705
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2011	$44,855	$24,277	$348,210	$1,715	$265	$419,322
Comprehensive income:
Net income			48,967		(641)	48,326
Other comprehensive income (net of tax)				(402)		(402)
Distributions to noncontrolling interest					(124)	(124)
Change in ownership of noncontrolling interest			(194)		801	607
Cash dividends; $0.95 per share			(43,041)			(43,041)
Common shares – treasury:
Shares purchased	(800)	(20,221)				(21,021)
Shares issued under Members’ Stock Purchase Plan and stock awards	896	16,097				16,993
Balance, December 29, 2012	$44,951	$20,153	$353,942	$1,313	$301	$420,660
Comprehensive income:
Net income (loss)			63,683		(314)	63,369
Other comprehensive (loss) (net of tax)				(348)		(348)
Distributions to noncontrolling interest					(167)	(167)
Change in ownership of noncontrolling interest			(479)		269	(210)
Cash dividends; $0.96 per share			(43,494)			(43,494)
Common shares – treasury:
Shares purchased	(740)	(26,748)				(27,488)
Shares issued under Members’ Stock Purchase Plan and stock awards	771	23,324				24,095
Balance, December 28, 2013	$44,982	$16,729	$373,652	$965	$89	$436,417
Comprehensive income:
Net income (loss)			61,471		(316)	61,155
Other comprehensive (loss) (net of tax)				(6,340)		(6,340)
Distributions to noncontrolling interest					(5)	(5)
Change in ownership of noncontrolling interest			(146)		146	—
Cash dividends; $0.99 per share			(44,328)			(44,328)
Common shares – treasury:
Shares purchased	(1,666)	(50,522)	(15,720)			(67,908)
Shares issued under Members’ Stock Purchase Plan and stock awards	850	34,660				35,510
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2014	2013	2012
Net Cash Flows From (To) Operating Activities:
Net income	$61,155	$63,369	$48,326
Noncash items included in net income:
Depreciation and amortization	56,722	46,621	43,360
Other postretirement and post-employment benefits	1,239	1,309	1,678
Stock-based compensation	8,597	7,451	6,437
Excess tax benefits from stock compensation	(2,161)	(2,211)	(4,156)
Deferred income taxes	14,655	18,451	7,060
Net (gain) loss on sale of long-lived assets	(10,327)	344	1,032
Loss on impairment of intangibles	29,382	—	—
Loss on sale of business	—	2,177	—
Stock issued to retirement plan	6,005	5,352	4,864
Other – net	4,693	4,419	2,557
Changes in working capital, excluding acquisition and disposition:
Receivables	8,631	(21,029)	(6,993)
Inventories	(23,437)	1,606	9,546
Prepaid expenses and other current assets	(4,622)	526	(1,799)
Accounts payable and accrued expenses	26,910	25,863	27,531
Income taxes	(11,165)	4,525	4,662
Increase (decrease) in other liabilities	1,519	6,229	672
Net cash flows from (to) operating activities	167,796	165,002	144,777
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(74,323)	(60,977)	(39,473)
Proceeds from sale of property, plant and equipment	16,361	421	1,182
Capitalized software	(38,390)	(17,918)	(20,797)
Acquisition spending, net of cash acquired	(61,823)	—	(26,894)
Purchase of investments	(3,801)	(1,107)	(5,554)
Sales or maturities of investments	7,770	5,053	4,762
Other – net	(4)	(891)	961
Net cash flows from (to) investing activities	(154,210)	(75,419)	(85,813)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(67,908)	(27,488)	(21,021)
Withholding related to net share settlements of equity based awards	(79)	(1,598)	(5,995)
Proceeds from note and long-term debt	282,808	157,967	148,844
Payments of note and long-term debt and other financing	(235,595)	(163,524)	(179,333)
Proceeds from sale of HNI Corporation common stock	18,469	9,591	6,396
Excess tax benefits from stock compensation	2,161	2,211	4,156
Dividends paid	(44,328)	(43,494)	(43,041)
Net cash flows from (to) financing activities	(44,472)	(66,335)	(89,994)
Net increase (decrease) in cash and cash equivalents	(30,886)	23,248	(31,030)
Cash and cash equivalents at beginning of year	65,030	41,782	72,812
Cash and cash equivalents at end of year	$34,144	$65,030	$41,782
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Operating Segment Information for further information.  Office furniture products are sold through a national system of dealers, wholesalers and national office product distributors and directly to end-user customers and federal, state and local governments. Dealers, wholesalers and national office products distributors are the major channels based on sales.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia and India; however, based on sales, these activities are not significant.

Summary of Significant Accounting Policies
Principles of Consolidation and Fiscal Year-End
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation follows a 52/53 week fiscal year which ends on the Saturday nearest December 31. Fiscal year 2014 ended on January 3, 2015; 2013 ended on December 28, 2013; and 2012 ended on December 29, 2012.  The financial statements for fiscal year 2014 is on a 53-week basis; fiscal 2013 and 2012 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

At January 3, 2015 and December 28, 2013, cash, cash equivalents and investments consisted of the following:

Year-End 2014 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$252	$—
Available-for-sale securities
Debt securities	—	2,800	9,240
Cash and money market accounts	34,144	—	—
Total	$34,144	$3,052	$9,240

The amortized cost basis of the debt securities as of January 3, 2015 was $12.0 million. Unrealized gains of $0.1 million and unrealized losses of $0.0 million are recorded in accumulated other comprehensive income as of January 3, 2015 for these debt securities.

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

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $5.1 million and $6.2 million for 2014 and 2013, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Inventories
The Corporation valued 71% and 74% of its inventory by the LIFO method at January 3, 2015 and December 28, 2013, respectively.  During 2014, 2013 and 2012, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.03 million, $0.2 million and $0.8 million in 2014, 2013 and 2012, respectively. If the FIFO method had been in use, inventories would have been $28.0 million and $27.7 million higher than reported at January 3, 2015 and December 28, 2013, respectively.

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

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may different from those estimates.
The Corporation also determines the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation estimates the fair value of the trade names based on a discounted cash flow model using inputs which included projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate. Determining the fair value of a trade name involves the use of significant estimates and assumptions. Actual results may differ from those estimates.
The Corporation has definite-lived intangibles, including capitalized software, which are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Definite-lived intangibles, net of amortization, of approximately $141 million are included in other assets on the consolidated balance sheet as of the end of fiscal 2014.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2014	2013	2012
Balance at the beginning of the period	$13,840	$13,055	$12,910
Accrual assumed from acquisition	1,100	—	301
Accruals for warranties issued during the period	18,951	21,878	18,370
Accrual related to pre-existing warranties	172	106	432
Settlements made during the period	(17,344)	(21,199)	(18,958)
Balance at the end of the period	$16,719	$13,840	$13,055

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $8.5 million and $6.7 million as of January 3, 2015 and December 28, 2013, respectively, and are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.2 million and $7.1 million, as of January 3, 2015 and December 28, 2013, respectively, and are included in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $29.7 million in 2014, $27.3 million in 2013 and $26.9 million in 2012 and were recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense to customers in Selling and Administrative Expenses on the Consolidated Statements of Income.  Amounts recorded were $131.0 million in 2014, $123.8 million in 2013 and $122.1 million in 2012.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation footnote for further information.

Income Taxes
The Corporation uses an asset and liability approach that takes into account guidance related to uncertain tax positions and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $31.4 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of January 3, 2015.  The Corporation believes the U.S. tax cost on unremitted foreign earnings would be approximately $9.6 million if the amounts were not considered permanently reinvested. See the Income Tax footnote for further information.

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

(In thousands, except per share data)	2014	2013	2012
Numerators:
Numerators for both basic and diluted EPS net income attributable to parent company	$61,471	$63,683	$48,967
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,760	45,251	45,211
Potentially dilutive shares from stock option plans	819	706	609
Denominator for diluted EPS	45,579	45,956	45,820
Earnings per share – basic	$1.37	$1.41	$1.08
Earnings per share – diluted	$1.35	$1.39	$1.07

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2014, 2013 and 2012 because inclusion would have been anti-dilutive.  The number of stock options outstanding, which met this criterion was 500,058; 769,394 and 1,760,220 for 2014, 2013 and 2012, respectively.

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

Self-Insurance
The Corporation is primarily self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements.  As of January 3, 2015, these liabilities totaled $28.9 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Recent Accounting Pronouncements
In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The guidance was effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The Corporation adopted the guidance effective December 29, 2013, the beginning of the Corporation's 2014 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance will be effective for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. This guidance would impact the Corporation's consolidated results of operations and financial condition only in the instance of a disposal under this guidance.

In May 2014, the FASB issued accounting guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently evaluating the impact of adopting this standard and the method of adoption on its financial statements.

Restructuring and Impairment Charges
During 2014, the Corporation made the decisions to close three office furniture manufacturing facilities located in Florence, Alabama; Chicago, Illinois and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions the Corporation recorded $8.8 million of pre-tax charges which included $5.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales and $3.6 million of severance and facility exit costs which were recorded as restructuring charges during the year. The closures and consolidations of these facilities is expected to be substantially completed by the first quarter of 2015. The Corporation anticipates additional restructuring costs of approximately $1 million related to these closures during 2015.

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

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2012 and 2013, the Corporation incurred $0.4 million and $0.3 million of current period charges due to ongoing costs related to a vacant building recorded as restructuring costs, respectively.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2012.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 31, 2011	$1,068	$31	$1,099
Restructuring charges	(316)	2,107	1,791
Cash payments	(560)	(2,120)	(2,680)
Restructuring reserve at December 29, 2012	$192	$18	$210
Restructuring charges	(8)	341	333
Cash payments	(135)	(353)	(488)
Restructuring reserve At December 28, 2013	$49	$6	$55
Restructuring charges	2,933	705	3,638
Cash Payments	(1,769)	(711)	(2,480)
Restructuring reserve At January 3, 2015	$1,213	$—	$1,213

The Corporation recorded $29.4 million of goodwill and long-lived asset impairments in 2014 included in the “Restructuring and Impairment Charges” line item on the Consolidated Statements of Income. See Goodwill and Other Intangible Assets footnote for more information.

Business Combinations
The Corporation completed the acquisition of Vermont Casting Group, a leading manufacturer of free-standing hearth stoves and fireplaces to expand its available product offerings, on October 1, 2014 for a purchase price of approximately $62.2 million in an all cash transaction. The Corporation will finalize the allocation of purchase price during the first half of 2015 based on final purchase price and fair value adjustments. Based on the preliminary allocation there were approximately $23.3 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from five to fifteen years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets’ existing relationship. There was approximately $15.7 million of preliminary goodwill associated with this acquisition assigned to the hearth products segment. The goodwill is not deductible for income tax purposes.

The Corporation completed the acquisition of 97.8% of the capital stock of BP Ergo Limited, a leading manufacturer and marketer of office furniture in India, on August 13, 2012 for a purchase price of approximately $25.5 million and assumption of $4.1 million of short-term bank debt. BP Ergo goes to market through a national network of sales branches and dealers supported by two manufacturing locations. There were approximately $9.8 million of intangibles other than goodwill associated with this acquisition with estimated useful lives of ten years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets' existing relationship. There was approximately $15.9 million of goodwill associated with this acquisition assigned to the office furniture segment. The goodwill is not deductible for tax purposes. The entire balance of goodwill as well as the remaining balance of the definite-lived intangible assets, was impaired during the fourth quarter of 2014. As of January 3, 2015 the Corporation owns 99.5% of the capital stock of BP Ergo.

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

The results of the acquired businesses have been included in the Consolidated Financial Statements since the date of acquisition and are immaterial to the consolidated net sales for 2014 and therefore, no pro forma presentation has been provided.

Supplemental Cash Flow Information
The Corporation had certain non-cash operating and investing activities related to accrued purchases of property and equipment of $3.9 million and $3.8 million and capitalized software of $2.2 million and $1.1 million at January 3, 2015 and December 28, 2013, respectively.

Cash payments for interest and income taxes consisted of the following:

(In thousands)	2014	2013	2012
Interest paid (net of capitalized interest)	$8,301	$9,909	$10,865
Income taxes paid	$36,637	$9,576	$13,404

Inventories

(In thousands)	2014	2013
Finished products	$65,126	$51,991
Materials and work in process	84,677	65,247
LIFO reserve	(28,012)	(27,722)
	$121,791	$89,516

Property, Plant, and Equipment

(In thousands)	2014	2013
Land and land improvements	$27,329	$27,465
Buildings	298,170	284,484
Machinery and equipment	492,646	470,748
Construction and equipment installation in progress	27,704	24,209
	845,849	806,906
Less: accumulated depreciation	534,841	539,505
	$311,008	$267,401

Total depreciation expense was $46.1 million, $36.3 million and $34.1 million in 2014, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation had nine reporting units within its office furniture and hearth products operating segments, which contained goodwill during the fourth quarter analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.   The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Corporation did not elect to use the qualitative assessment in 2014. The Corporation performed a two-step goodwill impairment test for all reporting units. In estimating the fair value of its reporting units, the Corporation relied on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.   In the market approach, the Corporation utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples were then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.
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

The decision to close a facility and exit a product line as well as lower expected growth than projected at one of the Corporation's recently acquired reporting unit in the office furniture were identified as a triggering event for purposes of long-lived asset and goodwill impairment testing during the second quarter of 2014. As a result, the Corporation recognized pre-tax goodwill impairment expense of $8.9 million during the second quarter of 2014. The remaining net goodwill as of January 3, 2015 for this reporting unit was $3.0 million.

As a result of the required annual impairment assessment performed in the fourth quarter of 2014, the Corporation determined the fair value of a different recently acquired reporting units within the office furniture segment was below its carrying value. The decline in the estimated fair value of this reporting unit was largely driven by lower than expected operating performance in 2014 The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for sales force and operation transformation and other expectations about the anticipated short-term and long-term operating results of the reporting unit. Based on the two-step analysis, the Corporation recorded a $13.9 million goodwill impairment charge in 2014, and there was no remaining net goodwill in the reporting unit as of January 3, 2015. Additionally, the Corporation tested the recoverability of the long-lived assets, other than goodwill, which included definite-lived intangible assets consisting of customer lists and trade names, and recorded an impairment charge of $6.6 million.

Based on the results of the annual impairment tests, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all reporting units included in the annual two-step impairment test except one, the estimated fair value is significantly in excess of carrying value. The one reporting unit within the office furniture segment that incurred an impairment charge in the second quarter of 2014, exceeded its carrying value by approximately 2 percent as of the end of fiscal 2014.

For the office furniture reporting unit that exceeded its carrying value by approximately 2 percent, the Corporation assumed a discount rate of 11.0 percent, near term growth rates ranging from negative 4.1 percent to positive 11.0 percent and a terminal growth rate of 3 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development and operational processes. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $2 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $1 million decrease in the estimated fair value of the reporting unit. Either of these scenarios individually would result in the reporting unit failing step one.

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

The Corporation also owns trade names having a net value of $41 million as of January 3, 2015, $41 million as of December 28, 2013, and $41 million as of December 29, 2012.  The Corporation evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.  The Corporation performed its fiscal 2014 assessment of indefinite lived trade names during the fourth quarter. The estimate of the fair value of the trade names was based on a discounted cash flow model using inputs which included:  projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.  As a result of the review performed in the fourth quarter of 2014, the Corporation determined the fair value of all trade names exceeded the respective carrying value and, therefore no impairment was recorded.

For all trade names except one, the estimated fair value is significantly in excess of carrying value. One trade name within the office furniture segment, exceeded its carrying value by approximately 6 percent and had a carrying value of $11.2 million. For this trade name the Corporation assumed a discount rate of 13 percent, terminal growth rate of 3 percent and a royalty rate of 2.5 percent. Holding other assumptions constant, a nominal change in the discount rate or royalty rate could trigger an impairment.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

(In thousands)	2014	2013
Patents	$18,945	$18,905
Less: accumulated amortization	18,724	18,685
Net patents	221	220
Software	93,343	52,778
Less: accumulated amortization	17,711	14,380
Net software	75,632	38,398
Customer lists and other	125,095	110,609
Less: accumulated amortization	59,743	54,592
Net customer lists and other	65,352	56,017
Net intangible assets	$141,205	$94,635

The Corporation recorded an impairment charge of $6.6 million to adjust the customer list and trade names associated with a small office furniture reporting unit to fair market value as discussed above.

Amortization expense for capitalized software for 2014, 2013 and 2012, was $3.3 million, $2.9 million and $1.9 million, respectively. Amortization expense for all other definite-lived intangibles for 2014, 2013 and 2012, was $7.2 million, $7.4 million and $7.0 million, respectively. All amortization expense was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2015	2016	2017	2018	2019
Amortization expense	$10.5	$14.7	$14.0	$13.6	$13.4

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since December 29, 2012, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 29, 2012
Goodwill	151,662	166,188	317,850
Accumulated impairment losses	(29,359)	(143)	(29,502)
	122,303	166,045	288,348
Foreign currency translation adjustment	(1,693)	—	(1,693)
Balance as of December 28, 2013
Goodwill	149,969	166,188	316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	120,610	166,045	286,655
Goodwill acquired during the year	—	15,713	15,713
Impairment losses	(22,802)	—	(22,802)
Foreign currency translation adjustment	(256)	—	(256)
Balance as of January 3, 2015
Goodwill	149,713	181,901	331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
	$97,552	$181,758	$279,310

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decreases in goodwill in the office furniture segment in 2014 were due to the impairment charges described above.

Accounts Payable and Accrued Expenses

(In thousands)	2014	2013
Trade accounts payable	$224,026	$199,889
Compensation	46,619	40,072
Profit sharing and retirement expense	27,956	23,686
Marketing expenses	39,175	37,292
Freight	15,531	15,682
Other accrued expenses	100,447	91,178
	$453,754	$407,799

Long-Term Debt

(In thousands)	2014	2013
Note payable to bank, revolving credit facility with interest at a variable rate (2014 - 1.8%)	$47,700	$—
Senior notes due in 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000
Other notes and amounts	91	455
Total debt	197,791	150,455
Less: current portion	55	364
Long-term debt	$197,736	$150,091

Aggregate maturities of long-term debt are as follows:
(In thousands)
2015	$55
2016	197,736
2017	—
2018	—
2019	—
Thereafter	$—

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

Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time. The Corporation paid approximately $1.2 million of debt issuance costs that are being amortized straight-line over the term of the Credit Agreement.  As of January 3, 2015, $47.7 million was outstanding under the revolving credit facility, all of which was classified as long term as the Corporation does not expect to repay the borrowings within a year.

On April 6, 2006, the Corporation refinanced $150 million of borrowings outstanding under a revolving credit facility with 5.54% percent ten-year unsecured Senior Notes due in 2016 issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum in 2016.

Certain of the above borrowing arrangements include covenants which limit the assumption of additional debt and lease obligations.  The Corporation has been, and currently is, in compliance with the covenants related to these debt agreements.  The fair value of the Corporation’s outstanding variable rate long-term debt obligations at year-end 2014 approximates the carrying value.  The fair value of the Corporation’s outstanding fixed rate long-term debt obligations is estimated based on discounted cash flow method (Level 2) to be $154 million at January 3, 2015, slightly above the carrying value of $150 million.

Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2014	2013	2012
Current:
Federal	$22,738	$12,077	$19,132
State	4,623	1,036	2,460
Foreign	972	2,153	1,175
Current provision	28,333	15,266	22,767
Deferred:
Federal	13,692	16,614	6,692
State	2,013	2,558	603
Foreign	(262)	(1,100)	(784)
Deferred provision	15,443	18,072	6,511
	$43,776	$33,338	$29,278

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	2014	2013	2012
Federal statutory tax expense	$36,836	$33,957	$27,386
State taxes, net of federal tax effect	4,118	2,469	2,164
Credit for increasing research activities	(2,569)	(1,338)	—
Deduction related to domestic production activities	(1,751)	(1,396)	(1,192)
Valuation allowance	2,474	—	—
Goodwill Impairment	4,298	—	—
Uncertain tax positions	1,099	773	611
Other – net	(729)	(1,127)	309
Total income tax expense	$43,776	$33,338	$29,278

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2014	2013
Net long-term deferred tax liabilities:
Compensation	7,066	5,304
Stock-based compensation	9,906	8,911
Accrued post-retirement benefit obligations	6,341	5,972
OCI tax effected items	3,887	1,230
Warranty Accrual	3,095	2,723
Other – net	4,198	2,349
Total long-term deferred tax assets	34,493	26,489
Goodwill	(80,366)	(74,436)
Tax over book depreciation	$(41,770)	$(20,081)
Total long-term deferred tax liabilities	(122,136)	(94,517)
Valuation allowance	(1,768)	(936)
Total net long-term deferred tax liabilities	(89,411)	(68,964)
Net current deferred tax assets:
Allowance for doubtful accounts	1,240	1,859
Vacation accrual	3,875	3,706
Inventory differences	5,691	3,695
Marketing accrual	1,454	1,317
Warranty accrual	2,928	2,412
Compensation	9,751	7,821
Other – net	6,576	7,371
Total current deferred tax assets	31,515	28,181
Deferred income	(4,836)	(4,148)
Prepaids	(7,724)	(7,339)
Total current deferred tax liabilities	(12,560)	(11,487)
Valuation allowance	(1,645)	(643)
Total net current deferred tax assets	17,310	16,051
Net deferred tax (liabilities) assets	$(72,101)	$(52,913)

At January 3, 2015, the Corporation has approximately $9.7 million of U.S. state tax net operating losses and $2.6 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2014	2013
Unrecognized tax benefits, beginning of period	$2,809	$2,927
Increases in positions due to purchase accounting	400	—
Increases (decreases) in positions taken in a prior period	406	156
Decreases in positions taken in a prior period	(124)	(135)
Increases in positions taken in a current period	1,422	791
Decrease due to settlements	—	—
Decrease due to lapse of statute of limitations	(663)	(930)
Unrecognized tax benefits, end of period	$4,250	$2,809

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $4.2 million at January 3, 2015, $2.7 million at December 28, 2013 and $2.9 million at December 29, 2012.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income were immaterial.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.2 million,  $0.2 million and $0.3 million as of January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Tax years 2011 through 2014 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2009 through 2014 remain open to examination.

As of January 3, 2015, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. There were approximately $31.4 million of accumulated earnings considered permanently reinvested in Canada, China, and Hong Kong as of January 3, 2015. The Corporation believes the U.S tax cost on unremitted foreign earnings would be approximately $9.6 million if the amounts were not considered permanently reinvested.

Derivative Financial Instruments

The Corporation uses derivative financial instruments to reduce its exposure to adverse fluctuations in diesel fuel.  On the date a derivative is entered into, the Corporation designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not designated for hedge accounting.  The Corporation recognizes all derivatives on its Consolidated Balance Sheets at fair value.

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

As of January 3, 2015, $0.9 million of deferred net loss, net of tax, included in equity ("Accumulated other comprehensive income (loss)" in the Corporation's Consolidated Balance Sheets) related to the diesel hedge agreements, are expected to be reclassified to current earnings ("Selling and administrative expense" in the Corporation's Consolidated Statements of Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	2014	2013
Diesel fuel swap	Prepaid expenses and other current assets	—	176
Diesel fuel swap	Accounts payable and accrued expenses	(1,374)	—
		$(1,374)	$176

The effect of derivative instruments on the Corporation's Consolidated Statements of Income for the year ended January 3, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	(1,728)	Selling and administrative expense	(180)	Selling and administrative expense	—
Total	$(1,728)		$(180)		$—

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

Assets measured at fair value for the year ended January 3, 2015 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,835	$—	$9,835	$—
Corporate bonds	$2,205	$—	$2,205	$—
Derivative financial instrument	$(1,374)	$—	$(1,374)	$—

Assets measured at fair value for the year ended December 28, 2013 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$11,254	$—	$11,254	$—
Corporate bonds	$4,859	$—	$4,859	$—
Derivative financial instrument	$176	$—	$176	$—

Shareholders’ Equity

	2014	2013
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000
Issued and outstanding	44,165,676	44,981,865
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000
Issued and outstanding	—	—

The Corporation purchased 1,665,850; 740,000; and 800,000 shares of its common stock during 2014, 2013 and 2012, respectively.  The par value method of accounting is used for common stock repurchases.

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income loss:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$5,211	$143	$(3,583)	$(56)	$1,715
Change during year	264	95	(1,132)	(30)	(803)
Less: Taxes	—	33	(424)	(10)	(401)
Balance at December 29, 2012	5,475	205	(4,291)	(76)	1,313
Other comprehensive income before reclassifications	(2,562)	(191)	3,389	538	1,174
Less: Taxes	—	(67)	1,312	197	1,442
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	74	(154)	(80)
Balance at December 28, 2013	2,913	81	(2,140)	111	965
Other comprehensive income before reclassifications	(690)	(67)	(7,280)	(1,728)	(9,765)
Less: Taxes	—	(23)	(2,657)	(631)	(3,311)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	114	114
Balance at January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)

The following table details the reclassifications from accumulated other comprehensive income (loss) for the years ended December 28, 2013 and January 3, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	2014	2013
Pension postretirement liability
Transition obligation	Selling and administrative expenses	$—	$(117)
	Tax (expense) or benefit	—	43
	Net of tax	$—	$(74)
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(180)	$243
	Tax (expense) or benefit	66	(89)
	Net of tax	$(114)	$154
Total reclassifications for the period	Net of tax	$(114)	$80

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2014, 2013, and 2012, 27,272; 26,520; and 42,620 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2014	2013	2012
Common shares	0.99	0.96	0.95

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2014, 84,065 shares of common stock were issued under the Purchase Plan at an average price of $27.92.  During 2013, 86,291 shares of common stock were issued under the plan at an average price of $25.63.  During 2012, 106,592 shares of common stock were issued under the Purchase Plan at an average price of $18.86.  An additional 447,142 shares were available for issuance under the Purchase Plan at January 3, 2015.

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

Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 3, 2015, there were approximately 4.0 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

As discussed above, the Corporation also has the shareholder approved Purchase Plan.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the applicable purchase date.  During 2014, 84,065 shares of the Corporation’s common stock were issued under the Purchase Plan at an average price of $27.92.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described above was $8.6 million, $7.5 million and $6.4 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.1 million, $2.6 million and $2.3 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The stock compensation expense for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Jan, 3, 2015	Year Ended Dec. 28, 2013	Year Ended Dec. 29, 2012
Expected term	5 years	5 years	6 years
Expected volatility:
Range used	42.49%	50.39%	48.25%-48.34%
Weighted-average	42.49%	50.39%	48.25%
Expected dividend yield:
Range used	2.76%	3.02%	2.90%-3.61%
Weighted-average	2.76%	3.02%	3.60%
Risk-free interest rate:
Range used	1.54%	0.93%	0.90%-1.17%

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

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2012.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	2,996,751	$28.33
Granted	727,381	25.51
Exercised	(149,000)	25.80
Forfeited or Expired	(118,618)	24.99
Outstanding at December 29, 2012	3,456,514	$27.96
Granted	611,599	31.79
Exercised	(394,476)	14.86
Forfeited or Expired	(43,070)	35.05
Outstanding at December 28, 2013	3,630,567	$29.94
Granted	536,275	34.78
Exercised	(542,837)	28.53
Forfeited or Expired	(288,560)	38.55
Outstanding at January 3, 2015	3,335,445	$29.93

A summary of the Corporation’s nonvested shares as of January 3, 2015 and changes during the year are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 28, 2013	2,515,598	$9.40
Granted	536,275	10.48
Vested	(733,316)	7.85
Forfeited	(31,560)	10.22
Nonvested at January 3, 2015	2,286,997	$10.14

At January 3, 2015, there was $5.6 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.0 years.  Information about stock options vested or expected to vest and are exercisable at January 3, 2015, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Vested or expected to vest	3,302,275	$29.91	6.5	$67,994
Exercisable	1,048,448	$28.53	4.0	23,034

The weighted-average grant-date fair value of options granted was $10.48, $10.85 and $8.32, for 2014, 2013 and  2012, respectively.  Other information for the last three years is as follows:

(In thousands)	Jan. 3, 2015	Dec. 28, 2013	Dec. 29, 2012
Total fair value of shares vested	$5,735	$1,127	$3,005
Total intrinsic value of options exercised	8,389	6,445	388
Cash received from exercise of stock options	15,489	5,862	3,845
Tax benefit realized from exercise of stock options	2,982	2,291	138
The Corporation has occasionally issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	786,805	$10.61
Granted	10,526	21.19
Vested	(631,759)	7.87
Forfeited	(8,352)	22.02
Outstanding at December 29, 2012	157,220	$21.71
Granted	—	—
Vested	(132,693)	21.47
Forfeited	—	—
Outstanding at December 28, 2013	24,527	$23.01
Granted	15,500	32.23
Vested	(14,000)	21.47
Forfeited	—	—
Outstanding at January 3, 2015	26,027	$27.76

At January 3, 2015, there was $0.4 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 1.1 year. The total value of shares vested in 2014, 2013 and 2012 was $0.3 million, $2.8 million and $5.0 million, respectively.

Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $26.8 million, $23.3 million, and $20.8 million, in 2014, 2013, and 2012, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $6.4 million, $6.1 million, and $5.4 million in 2014, 2013, and 2012, respectively.

The Corporation sponsors a defined benefit plan which covers a limited number of former salaried and hourly members.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $167,000, $185,000 and $281,000, in 2014, 2013 and 2012, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

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

(In thousands)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$16,448	$18,547
Service cost	504	525
Interest cost	735	668
Benefits paid	(1,280)	(1,263)
Actuarial (gain)/loss	5,565	(2,029)
Benefit obligation at end of year	$21,972	$16,448
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,280	1,263
Transferred out	—	—
Benefits paid	(1,280)	(1,263)
Fair value at end of year	$—	$—
Funded Status of Plan	$(21,972)	$(16,448)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,004	$924
Noncurrent liabilities	$20,968	$15,524
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$4,665	$(900)
Transition (asset)/obligation	—	—
Prior service cost	—	—
	$4,665	$(900)
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$(900)	$1,246
Actuarial (gain)/loss	5,565	(2,029)
Amortization of actuarial gain or loss	—	—
Amortization of transition amount	—	(117)
Amortization of prior service cost	—	—
Amount disclosed at end of year	$4,665	$(900)

Estimated Future Benefit Payments (In thousands)
Fiscal 2015	1,004
Fiscal 2016	1,003
Fiscal 2017	1,016
Fiscal 2018	1,024
Fiscal 2019	1,058
Fiscal 2020 – 2024	6,267

Expected Contributions During Fiscal 2015
Total	$1,004

The discount rates at fiscal year-end 2014, 2013 and 2012, were 3.8%, 4.6% and 3.7%, respectively.  The Corporation's payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2015
Service cost	$803
Interest cost	816
Amortization of net (gain)/loss	237
Net periodic postretirement benefit cost/(income)	$1,856

A discount rate of 3.8% was used to determine net periodic benefit cost for 2015.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2014 are as follows:

(In thousands)	Capitalized Leases	Operating Leases
2015	$108	$28,811
2016	—	23,855
2017	—	12,768
2018	—	9,038
2019	—	6,175
Thereafter	—	11,045
Total minimum lease payments	108	$91,692
Less: amount representing interest	3
Present value of net minimum lease payments, including current maturities of $105	$105

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2014	2013
Office equipment	$570	$570
Less: allowances for depreciation	460	346
	$110	$224

Rent expense for the years 2014, 2013 and 2012, amounted to approximately $48.0 million, $41.5 million and $37.6 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2014, 2013, and 2012.

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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2014, 2013, and 2012, is as follows for continuing operations:

(In thousands)	2014	2013	2012
Net sales:
Office furniture	$1,739,049	$1,685,205	$1,687,302
Hearth products	483,646	374,759	316,701
	$2,222,695	$2,059,964	$2,004,003
Operating profit:
Office furniture (a)	$87,053	$97,339	$91,849
Hearth products	77,066	46,662	26,477
Total operating profit	164,119	144,001	118,326
Unallocated corporate expenses	(59,188)	(47,294)	(40,722)
Income (loss) before income taxes	$104,931	$96,707	$77,604
Depreciation and amortization expense:
Office furniture	$45,891	$36,992	$34,491
Hearth products	5,415	5,288	5,958
General corporate	5,416	4,341	2,911
	$56,722	$46,621	$43,360
Capital expenditures (including capitalized software):
Office furniture	$62,696	$51,954	$36,080
Hearth products	6,342	4,220	2,008
General corporate	43,675	22,721	22,182
	$112,713	$78,895	$60,270
Identifiable assets:
Office furniture	$724,293	$722,697	$700,665
Hearth products	341,315	255,978	254,835
General corporate	173,726	156,030	121,566
	$1,239,334	$1,134,705	$1,077,066

(a)
Included in operating profit for the office furniture segment are pretax charges of $33.0 million, $0.3 million and $1.9 million, for closing of facilities and impairment charges in 2014, 2013 and 2012, respectively.

The Corporation's net sales by product category were as follows for the years ended 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Systems and storage	1,156,170	1,132,885	1,126,272
Seating	498,389	469,220	452,923
Other	84,490	83,100	108,107
Hearth products	483,646	374,759	316,701
	2,222,695	2,059,964	2,004,003

Summary of Quarterly Results of Operations (Unaudited)
The following table presents certain unaudited quarterly financial information for each of the past 8 quarters.  In the opinion of the Corporation’s management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to state fairly the financial results set forth herein.  Results of operations for any previous quarter are not necessarily indicative of results for any future period.

Year-End 2014: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$452,201	$509,143	$614,690	$646,661
Cost of products sold	297,029	328,010	394,758	418,698
Gross profit	155,172	181,133	219,932	227,963
Selling and administrative expenses	145,210	155,288	166,216	182,341
(Gain) on sale of assets	(8,400)	(1,346)	—	(977)
Restructuring related charges (income)	(28)	10,282	987	21,778
Operating income (loss)	18,390	16,909	52,729	24,821
Interest income (expense) – net	(2,132)	(2,041)	(1,861)	(1,884)
Income (loss) before income taxes	16,258	14,868	50,868	22,937
Income taxes	5,242	5,203	17,372	15,959
Net income (loss)	11,016	9,665	33,496	6,978
Less: net income attributable to the noncontrolling interest	(80)	(40)	(92)	(104)
Net income (loss) attributable to HNI Corporation	$11,096	$9,705	$33,588	$7,082
Net income (loss) attributable to HNI Corporation per common share – basic	0.25	0.22	0.75	0.16
Weighted-average common shares outstanding – basic	45,039	45,020	44,690	44,324
Net income (loss) attributable to HNI Corporation per common share – diluted	0.24	0.21	0.74	0.16
Weighted-average common shares outstanding – diluted	45,838	45,868	45,611	45,202
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.3	35.6	35.8	35.3
Selling and administrative expenses	32.1	30.5	27.0	28.2
(Gain) on sale of assets	(1.9)	(0.3)	—	(0.2)
Restructuring related charges	—	2.0	0.2	3.4
Operating income (loss)	4.1	3.3	8.6	3.8
Income taxes	1.2	1.0	2.8	2.5
Net income (loss) attributable to HNI Corporation	2.5	1.9	5.5	1.1

Year-End 2013: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$442,297	$510,698	$565,706	$541,263
Cost of products sold	294,515	336,040	365,835	348,282
Gross profit	147,782	174,658	199,871	192,981
Selling and administrative expenses	144,556	152,078	154,641	155,237
(Gain) on sale of assets	—	2,460	—	—
Restructuring related charges	156	(35)	115	97
Operating income (loss)	3,070	20,155	45,115	37,647
Interest income (expense) – net	(2,516)	(2,567)	(2,668)	(1,529)
Income (loss) before income taxes	554	17,588	42,447	36,118
Income taxes	(625)	6,189	14,398	13,376
Net income (loss)	1,179	11,399	28,049	22,742
Less: net income attributable to the noncontrolling interest	(229)	(22)	(45)	(18)
Net income (loss) attributable to HNI Corporation	$1,408	$11,421	$28,094	$22,760
Net income (loss) per common share – basic	0.03	0.25	0.62	0.50
Weighted-average common shares outstanding – basic	45,155	45,413	45,318	45,117
Net income (loss) per common share – diluted	0.03	0.25	0.61	0.50
Weighted-average common shares outstanding – diluted	45,720	46,110	46,090	45,964
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.4	34.2	35.3	35.7
Selling and administrative expenses	32.7	29.8	27.3	28.7
(Gain) on sale of assets	—	0.5	—	—
Restructuring related charges	—	—	—	—
Operating income (loss)	0.7	3.9	8.0	7.0
Income taxes	(0.1)	1.2	2.5	2.5
Net income (loss) attributable to HNI Corporation	0.3	2.2	5.0	4.2

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2014 – 2012

2014 by Quarter	High	Low	Dividends per Share
1st	$39.42	$31.00	0.24
2nd	39.29	31.61	0.25
3rd	40.43	34.62	0.25
4th	52.90	34.75	0.25
Total Dividends Paid			0.99
2013 by Quarter	High	Low	Dividends per Share
1st	$35.74	$28.28	0.24
2nd	38.53	31.45	0.24
3rd	40.73	32.38	0.24
4th	40.10	32.83	0.24
Total Dividends Paid			0.96
2012 by Quarter	High	Low	Dividends per Share
1st	$32.01	$24.97	0.23
2nd	27.95	21.57	0.24
3rd	32.02	25.39	0.24
4th	30.24	25.08	0.24
Total Dividends Paid			0.95

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2014 – 2010

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2014	$52.90	$31.00	$1.35	39	23
2013	40.73	28.28	1.39	29	20
2012	32.02	21.57	1.07	30	20
2011	36.48	15.78	1.01	36	16
2010	35.29	22.80	0.59	60	39
Five-Year Average				39	24

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HNI CORPORATION AND SUBSIDIARIES

January 3, 2015

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS (DESCRIBE)	DEDUCTIONS (DESCRIBE)		BALANCE AT END OF PERIOD
(In thousands)
Year ended January 3, 2015:
Allowance for doubtful accounts	$6,208	$343	—	$1,455	(A)	$5,096
Valuation allowance for deferred tax asset	$1,579	$2,474	—	$640	(A)	$3,413
Year ended December 28, 2013:
Allowance for doubtful accounts	$5,151	$2,590	—	$1,533	(A)	$6,208
Valuation allowance for deferred tax asset	$1,580	$—	—	1	(A)	$1,579
Year ended December 29, 2012:
Allowance for doubtful accounts	$4,838	$870	—	$557	(A)	$5,151
Valuation allowance for deferred tax asset	$1,616	$—	—	36	(A)	1,580

Note A:  Represents amounts written off, net of recoveries and other adjustments.

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	Amended and restated By-laws of HNI Corporation, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2014
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 2013*
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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Indicates management contract or compensatory plan.

+	Filed herewith.