Form 10-Q
period 2015-04-04
HNI CORP
filed 2015-05-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 4, 2015 44,485,316

HNI CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - April 4, 2015 and January 3, 2015	3

Condensed Consolidated Statements of Comprehensive Income - Three Months Ended April 4, 2015 and March 29, 2014	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended April 4, 2015 and March 29, 2014	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 4, 2015	January 3, 2015

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$25,469	$34,144
Short-term investments	1,152	3,052
Receivables	232,678	240,053
Inventories	143,883	121,791
Deferred income taxes	17,047	17,310
Prepaid expenses and other current assets	37,810	39,209
Total Current Assets	458,039	455,559

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,399	27,329
Buildings	299,593	298,170
Machinery and equipment	499,716	492,646
Construction in progress	23,960	27,704
	850,668	845,849
Less accumulated depreciation	539,955	534,841

Net Property, Plant, and Equipment	310,713	311,008

GOODWILL	279,772	279,310

OTHER ASSETS	200,628	193,457

Total Assets	$1,249,152	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 4, 2015	January 3, 2015

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,891	$453,754
Note payable and current maturities of long-term debt and capital lease obligations	74,653	160
Current maturities of other long-term obligations	4,229	3,419
Total Current Liabilities	448,773	457,333

LONG-TERM DEBT	198,023	197,736

OTHER LONG-TERM LIABILITIES	83,607	80,353

DEFERRED INCOME TAXES	91,169	89,411

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
April 4, 2015 – 44,485,316 shares;
January 3, 2015 – 44,165,676 shares	44,485	44,166

Additional paid-in capital	15,973	867
Retained earnings	371,829	374,929
Accumulated other comprehensive income	(5,056)	(5,375)
Total HNI Corporation shareholders' equity	427,231	414,587

Noncontrolling interest	349	(86)

Total Equity	427,580	414,501

Total Liabilities and Equity	$1,249,152	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	April 4, 2015	March 29, 2014

	(In thousands, except share and per share data)
Net sales	$523,477	$452,201
Cost of sales	338,977	297,029
Gross profit	184,500	155,172
Selling and administrative expenses	168,704	145,210
(Gain) on sale of assets	—	(8,400)
Restructuring and impairment	377	(28)
Operating income	15,419	18,390
Interest income	90	70
Interest expense	1,989	2,202
Income before income taxes	13,520	16,258
Income taxes	5,068	5,242
Net income	8,452	11,016
Less: Net (loss) attributable to the noncontrolling interest	(26)	(80)
Net income attributable to HNI Corporation	$8,478	$11,096

Net income attributable to HNI Corporation per common share – basic	$0.19	$0.25
Average number of common shares outstanding – basic	44,303,788	45,038,512
Net income attributable to HNI Corporation per common share – diluted	$0.19	$0.24
Average number of common shares outstanding – diluted	45,523,785	45,837,579
Cash dividends per common share	$0.25	$0.24

Other comprehensive income, net of tax: 2015 $134; 2014 $(49)	319	448
Comprehensive income	8,771	11,464
Less: Comprehensive (loss) attributable to noncontrolling interest	(26)	(80)
Comprehensive income attributable to HNI Corporation	$8,797	$11,544

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$8,452	$11,016
Noncash items included in net income:
Depreciation and amortization	13,860	12,024
Other postretirement and post employment benefits	417	310
Stock-based compensation	3,485	2,633
Excess tax benefits from stock compensation	(1,313)	(12)
Deferred income taxes	2,084	5,006
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	76	(8,382)
Other – net	2,405	(328)
Net increase (decrease) in operating assets and liabilities	(80,938)	(58,349)
Increase (decrease) in other liabilities	2,155	17
Net cash flows from (to) operating activities	(49,317)	(36,065)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(20,085)	(16,309)
Proceeds from sale of property, plant and equipment	52	12,011
Capitalized software	(8,138)	(6,384)
Purchase of investments	—	(299)
Sales or maturities of investments	—	1,100
Net cash flows from (to) investing activities	(28,171)	(9,881)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	8,954	1,659
Purchase of HNI Corporation common stock	(5,294)	(4,673)
Proceeds from note and long-term debt	130,524	60,141
Payments of note and long-term debt and other financing	(55,567)	(19,752)
Excess tax benefits from stock compensation	1,313	12
Dividends paid	(11,117)	(10,787)
Net cash flows from (to) financing activities	68,813	26,600

Net increase (decrease) in cash and cash equivalents	(8,675)	(19,346)
Cash and cash equivalents at beginning of period	34,144	65,030
Cash and cash equivalents at end of period	$25,469	$45,684

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 4, 2015

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The January 3, 2015 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 4, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months ended April 4, 2015 and March 29, 2014, the Corporation recognized $3.5 million and $2.6 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At April 4, 2015, there was $7.6 million of unrecognized compensation cost related to nonvested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.1 years and $1.5 million of unrecognized compensation cost related to nonvested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 1.4 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 71% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	April 4, 2015	January 3, 2015

Finished products	$82,860	$65,126
Materials and work in process	89,035	84,677
LIFO allowance	(28,012)	(28,012)
	$143,883	$121,791

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended April 4, 2015:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)
Other comprehensive income (loss) before reclassifications	54	41	—	(238)	(143)
Amounts reclassified from accumulated other comprehensive income	—	—	—	462	462
Balance at April 4, 2015	$2,277	$78	$(6,763)	$(648)	$(5,056)
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	April 4, 2015	March 29, 2014
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(694)	$55
	Tax (expense) or benefit	232	(20)
	Net of tax	$(462)	$35
Amounts in parentheses indicate reductions to profit.

During the three months ended April 4, 2015, the Corporation repurchased 103,700 shares of its common stock at a cost of approximately $5.3 million.  As of April 4, 2015, $214.1 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

During the three months ended April 4, 2015, the Corporation paid dividends to shareholders of $0.25 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	April 4, 2015	March 29, 2014
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$8,478	$11,096
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,304	45,039
Potentially dilutive shares from stock-based compensation plans	1,220	799
Denominator for diluted EPS	45,524	45,838
Earnings per share – basic	$0.19	$0.25
Earnings per share – diluted	$0.19	$0.24

The weighted average common stock equivalents presented above do not include the effect of 268,494 common stock equivalents for the three months ended April 4, 2015, and 1,038,678 for the three months ended March 29, 2014 because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated, and realigned a number of its office furniture facilities during the past few years. During the three months ended April 4, 2015, in connection with the closures, consolidations, and realignments, the Corporation recorded $0.4 million of restructuring costs.

The following is a summary of changes in restructuring accruals during the three months ended April 4, 2015.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 3, 2015	$1,213	$—	$1,213
Restructuring charges	8	369	377
Cash payments	(192)	(369)	(561)
Balance as of April 4, 2015	$1,029	$—	$1,029

During the first quarter of 2014 the Corporation completed the sale of a vacated office furniture manufacturing facility from a prior plant closure. The net sales price was $12.0 million resulting in a gain of $5.7 million, net of $2.7 million income tax expense for the quarter ended March 29, 2014.

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 4, 2015 and January 3, 2015, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	April 4, 2015	January 3, 2015
Patents	$18,945	$18,945
Less: accumulated amortization	18,736	18,724
Net patents	209	221
Software	100,558	93,343
Less: accumulated amortization	18,560	17,711
Net software	81,998	75,632
Customer lists and other	126,230	125,095
Less: accumulated amortization	61,697	59,743
Net customer lists and other	64,533	65,352
Net intangible assets	$146,740	$141,205

Aggregate amortization expense for the three months ended April 4, 2015 and March 29, 2014 was $2.8 million and $2.6 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2015	2016	2017	2018	2019
Amortization Expense	$11.6	$16.4	$15.7	$15.1	$15.0

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns trademarks and trade names with a net carrying amount of $41.0 million as of April 4, 2015 and January 3, 2015.  The trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2015 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2015
Goodwill	$149,713	$181,901	$331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
	97,552	181,758	279,310
Goodwill acquired	—	458	458
Foreign currency translation adjustments	4	—	4
Balance as of April 4, 2015
Goodwill	149,717	182,359	332,076
Accumulated impairment losses	(52,161)	(143)	(52,304)
	$97,556	$182,216	$279,772

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs market participant based assumptions. The increase in the hearth segment relates to a purchase price allocation adjustment for an acquisition completed during the fourth quarter of 2014. The purchase price allocation adjustments did not have a significant impact on the Corporation's

Condensed Consolidated Balance Sheet as of April 4, 2015 or its Condensed Consolidated Statement of Comprehensive Income for the three months ended April 4, 2015. Therefore, the Corporation has not retrospectively adjusted this financial information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Balance at beginning of period	$16,719	$13,840
Accruals for warranties issued during period	6,102	4,716
Adjustments related to pre-existing warranties	339	(129)
Settlements made during the period	(6,381)	(4,623)
Balance at end of period	$16,779	$13,804

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $8.5 million and $6.7 million as of April 4, 2015 and March 29, 2014, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.3 million and $7.1 million, as of April 4, 2015 and March 29, 2014, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Service cost	$201	$126
Interest cost	204	184
Amortization of (gain)/loss	59	—
Net periodic benefit cost	$464	$310

Note J.  Income Taxes

The provision for income taxes for the three months ended April 4, 2015 reflects an effective tax rate of 37.5 percent compared to 32.2 percent for the same period last year.

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

As of April 4, 2015, $0.6 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	April 4, 2015	January 3, 2015
Diesel fuel swap	Accounts payable and accrued expenses	$(1,038)	$(1,374)
Diesel fuel swap	Prepaid expenses and other current assets	—	—
		$(1,038)	$(1,374)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(358)	Selling and administrative expenses	$(694)	Selling and administrative expenses	$—
Total	$(358)		$(694)		$—

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

The Corporation entered into master netting agreements with the two financial counterparties where they entered into commodity swap agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event is allowed. The amounts under the master netting agreement are immaterial.

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

Assets measured at fair value as of April 4, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,844	$—	$9,844	$—
Corporate bonds	$2,226	$—	$2,226	$—
Derivative financial instruments	$(1,038)	$—	$(1,038)	$—

Assets measured at fair value as of January 3, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,835	$—	$9,835	$—
Corporate bonds	$2,205	$—	$2,205	$—
Derivative financial instruments	$(1,374)	$—	$(1,374)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at April 4, 2015 and January 3, 2015, the end of the Corporation's 2014 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $152 million at April 4, 2015 and $154 million at January 3, 2015, compared to the carrying value of $150 million.

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

Note N.  New Accounting Standards

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance will be effective for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Corporation adopted the guidance effective January 4, 2015, the beginning of the Corporation's 2015 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

In May 2014, the FASB issued accounting guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB proposed to defer the effective date of this guidance by one year, with early adoption permitted on the original effective date. The Corporation is currently evaluating the impact of adopting this standard and the method of adoption on its financial statements.

Note O.  Business Segment Information

Management views the Corporation as being in two reportable segments based on industries: office furniture and hearth products, with the former being the principal business segment.

The aggregated office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, classroom solutions, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and biomass burning fireplaces, inserts and stoves, facings and accessories, principally for the home.

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

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three months ended April 4, 2015, and March 29, 2014, is as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Net Sales:
Office Furniture	$407,429	$358,369
Hearth Products	116,048	93,832
	$523,477	$452,201
Operating Profit:
Office furniture	20,152	16,493
Hearth products	12,501	11,708
Total operating profit	32,653	28,201
Unallocated corporate expense	(19,133)	(11,943)
Income before income taxes	$13,520	$16,258

Depreciation & Amortization Expense:
Office furniture	$10,377	$9,499
Hearth products	1,958	1,176
General corporate	1,525	1,349
	$13,860	$12,024

Capital Expenditures (including capitalized software):
Office furniture	$14,551	$13,488
Hearth products	2,404	1,512
General corporate	11,268	7,693
	$28,223	$22,693

	As of	As of
	April 4, 2015	January 3, 2015
Identifiable Assets:
Office furniture	$734,190	$724,293
Hearth products	345,617	341,315
General corporate	169,345	173,726
	$1,249,152	$1,239,334

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and North America's leading manufacturer and marketer of gas- and wood-burning fireplaces.  The Corporation utilizes a split and focus, decentralized business model to deliver value to customers through various brands and selling models.  The Corporation is focused on growing existing businesses while seeking out and developing new opportunities for growth.

Net sales for the first quarter of fiscal 2015 increased 15.8 percent to $523.5 million when compared to the first quarter of fiscal 2014.  The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales in the new construction channel and acquisition impact, partially offset by a decline in the remodel-retrofit channel.  Gross margin for the quarter increased from prior year levels due to higher volume, increased price realization and strong operational performance.  Total selling and administrative expenses increased due to higher freight costs, strategic investments, incentive based compensation, and acquisition impact.

In connection with previously announced closures, the Corporation recorded $1.5 million of restructuring and transition costs in the first quarter of fiscal 2015, of which $1.1 million were included in cost of sales. Transition costs include items such as equipment moves and outsourced processing.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	Percent Change
Net sales	$523,477	$452,201	15.8%
Cost of sales	338,977	297,029	14.1%
Gross profit	184,500	155,172	18.9%
Selling and administrative expenses	168,704	145,210	16.2%
(Gain) loss on sale of assets	—	(8,400)	NM
Restructuring and impairment charges	377	(28)	NM
Operating income	15,419	18,390	(16.2)%
Interest expense, net	1,899	2,132	(10.9)%
Income before income taxes	13,520	16,258	(16.8)%
Income taxes	5,068	5,242	(3.3)%
Net income	$8,452	$11,016	(23.3)%

Consolidated net sales for the first quarter of 2015 increased 15.8 percent or $71.3 million compared to the same quarter last year. The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales driven by growth in the new construction channel and acquisition impact, partially offset by a decline in the remodel-retrofit channel. Compared to prior year quarter, a fourth quarter 2014 acquisition increased sales $19.0 million.

Gross margin for the first quarter of 2015 increased to 35.2 percent compared to 34.3 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, increased price realization and strong operational performance. First quarter 2015 included $1.1 million of transition costs related to previously announced closures.

Total selling and administrative expenses as a percentage of net sales increased to 32.2 percent compared to 32.1 percent for the same quarter last year. The benefit of higher volume was more than offset by higher freight costs, strategic investments, incentive based compensation, and acquisition impact. In connection with previously announced manufacturing facility closures, the Corporation recorded $0.4 million of restructuring expense charges during the first quarter of 2015. The Corporation realized an $8.4 million pre-tax gain on the sale of a vacated facility during the first quarter of 2014.

The provision for income taxes for continuing operations for the three months ended April 4, 2015 reflects an effective tax rate of 37.5 percent compared to 32.2 percent for the same period last year driven mainly by higher state taxes.

Net income attributable to the Corporation was $8.5 million or $0.19 per diluted share in the first quarter of 2015 compared to $11.1 million or $0.24 per diluted share in the first quarter of 2014.

Office Furniture

First quarter 2015 sales for the office furniture segment increased 13.7 percent or $49.1 million to $407.4 million from $358.4 million for the same quarter last year. Sales for the quarter increased across all channels. First quarter 2015 operating profit prior to unallocated corporate expenses increased 22.2 percent or $3.7 million to $20.2 million from $16.5 million in the prior year quarter as a result of higher volume, increased price realization and strong operational performance. These factors were partially offset by $1.5 million of current quarter restructuring and transition costs and an $8.4 million gain on sale of a vacated facility in the prior year quarter.

Hearth Products

First quarter 2015 net sales for the hearth products segment increased 23.7 percent or $22.2 million to $116.0 million from $93.8 million for the same quarter last year. The change was driven by an increase in the new construction channel due to continued housing market recovery and acquisition impact. These were partially offset by a decrease in the remodel-retrofit channel due to challenging year over year biofuel product sales comparison.  Compared to prior year quarter, a fourth quarter 2014 acquisition increased sales by $19.0 million. Operating profit prior to unallocated corporate expenses increased 6.8 percent or $0.8 million to $12.5 million compared to $11.7 million in the prior year quarter due to higher volume partially offset by acquisition impact.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $49.3 million of cash in the first three months of 2015 compared to $36.1 million in the first three months of 2014.  Working capital resulted in a $80.9 million use of cash in the first three months of the current fiscal year compared to a $58.3 million use of cash in the same period of the prior year. The Corporation's first quarter is historically the lowest quarter for operating cash flow due to seasonal business patterns and funding requirements. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2015 were $28.2 million compared to $22.7 million in the same period of fiscal 2014 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2015, capital expenditures are expected to be approximately $110 to $115 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from sale of property, plant and equipment".

Cash Flow – Financing Activities
The net borrowings under the revolving credit agreement at the end of first quarter were $122.0 million of which $74.0 million are classified as short term as the Corporation expects to repay the borrowings within a year.

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

Additional borrowing capacity of $128.0 million is available through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.0 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 4, 2015, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors ("Board") declared a regular quarterly cash dividend of $0.25 per share on the Corporation's common stock on February 18, 2015, to shareholders of record at the close of business on March 2, 2015. The dividend was paid on March 9, 2015.

During the three months ended April 4, 2015, the Corporation repurchased 103,700 shares of common stock at a cost of approximately $5.3 million, or an average price of $51.05 per share.  As of April 4, 2015, approximately $214.1 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.  During the first three months of fiscal 2015, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

Critical Accounting Policies

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.

New Accounting Standards

For information pertaining to the Corporation's adoption of new accounting standards and any resulting impact to the Corporation's financial statements, please refer to Note N. New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Looking Ahead

Management remains optimistic about the office furniture and hearth products markets.  Management believes the Corporation is well positioned to drive sales and significantly increase profits in 2015.

The Corporation continues to focus on creating long-term shareholder value by growing its businesses through investment in building brands, product solutions and selling models, enhancing its strong member-owner culture and continuing to execute its long-standing continuous improvement discipline to build best total cost and a lean enterprise.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility and note purchase agreement; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 4, 2015, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of April 4, 2015, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended April 4, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/04/15 – 01/31/15	—	$—	—	$219,378,434
02/01/15 – 02/28/15	24,400	$51.69	24,400	$218,117,267
03/01/15 – 04/04/15	79,300	$50.85	79,300	$214,084,684
Total	103,700		103,700
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

•	No repurchase plans expired or were terminated during the first quarter of fiscal 2015, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 5, 2015	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements