Form 10-Q
period 2015-07-04
HNI CORP
filed 2015-08-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 4, 2015 44,350,077

HNI CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - July 4, 2015 and January 3, 2015	3

Condensed Consolidated Statements of Comprehensive Income - Three Months and Six Months Ended July 4, 2015 and June 28, 2014	5

Condensed Consolidated Statements of Cash Flows - Six Months Ended July 4, 2015 and June 28, 2014	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 4, 2015	January 3, 2015

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$33,438	$34,144
Short-term investments	5,252	3,052
Receivables	274,606	240,053
Inventories	164,684	121,791
Deferred income taxes	16,915	17,310
Prepaid expenses and other current assets	28,152	39,209
Total Current Assets	523,047	455,559

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	28,603	27,329
Buildings	298,637	298,170
Machinery and equipment	511,004	492,646
Construction in progress	23,329	27,704
	861,573	845,849
Less accumulated depreciation	540,851	534,841

Net Property, Plant, and Equipment	320,722	311,008

GOODWILL	279,374	279,310

OTHER ASSETS	201,820	193,457

Total Assets	$1,324,963	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 4, 2015	January 3, 2015

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$404,685	$453,754
Note payable and current maturities of long-term debt and capital lease obligations	304,326	160
Current maturities of other long-term obligations	4,225	3,419
Total Current Liabilities	713,236	457,333

LONG-TERM DEBT	9	197,736

OTHER LONG-TERM LIABILITIES	84,054	80,353

DEFERRED INCOME TAXES	92,529	89,411

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
July 4, 2015 – 44,350,077 shares;
January 3, 2015 – 44,165,676 shares	44,350	44,166

Additional paid-in capital	11,167	867
Retained earnings	383,931	374,929
Accumulated other comprehensive income	(4,661)	(5,375)
Total HNI Corporation shareholders' equity	434,787	414,587

Noncontrolling interest	348	(86)

Total Equity	435,135	414,501

Total Liabilities and Equity	$1,324,963	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net sales	$568,226	$509,143	$1,091,703	$961,344
Cost of sales	362,102	328,010	701,079	625,039
Gross profit	206,124	181,133	390,624	336,305
Selling and administrative expenses	167,278	155,288	335,982	300,498
(Gain) on sale of assets	—	(1,346)	—	(9,746)
Restructuring and impairment	(560)	10,282	(183)	10,254
Operating income	39,406	16,909	54,825	35,299
Interest income	119	146	209	216
Interest expense	1,968	2,187	3,957	4,389
Income before income taxes	37,557	14,868	51,077	31,126
Income taxes	13,680	5,203	18,748	10,445
Net income	23,877	9,665	32,329	20,681
Less: Net (loss) attributable to the noncontrolling interest	(2)	(40)	(28)	(120)
Net income attributable to HNI Corporation	$23,879	$9,705	$32,357	$20,801

Net income attributable to HNI Corporation per common share – basic	$0.54	$0.22	$0.73	$0.46
Average number of common shares outstanding – basic	44,416,008	45,019,783	44,359,898	45,029,148
Net income attributable to HNI Corporation per common share – diluted	$0.52	$0.21	$0.71	$0.45
Average number of common shares outstanding – diluted	45,620,984	45,867,927	45,573,952	45,843,118
Cash dividends per common share	$0.265	$0.25	$0.515	$0.49

Other comprehensive income, net of tax: three months 2015 $185; 2014 $30; six months 2015 $319; 2014 $(18)	396	(49)	715	398
Comprehensive income	24,273	9,616	33,044	21,079
Less: Comprehensive (loss) attributable to noncontrolling interest	(2)	(40)	(28)	(120)
Comprehensive income attributable to HNI Corporation	$24,275	$9,656	$33,072	$21,199

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	July 4, 2015	June 28, 2014
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$32,329	$20,681
Noncash items included in net income:
Depreciation and amortization	27,795	26,952
Other postretirement and post employment benefits	881	620
Stock-based compensation	6,262	4,752
Excess tax benefits from stock compensation	(1,552)	(144)
Deferred income taxes	3,437	1,550
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	183	(581)
Other – net	2,012	1,255
Net increase (decrease) in operating assets and liabilities	(106,618)	(62,432)
Increase (decrease) in other liabilities	3,367	355
Net cash flows from (to) operating activities	(31,904)	(6,992)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(33,732)	(34,710)
Proceeds from sale of property, plant and equipment	124	13,588
Capitalized software	(16,150)	(16,412)
Purchase of investments	(798)	(798)
Sales or maturities of investments	1,550	4,770
Net cash flows from (to) investing activities	(49,006)	(33,562)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	10,457	3,143
Withholdings related to net share settlements of equity based awards	(171)	(79)
Purchase of HNI Corporation common stock	(15,203)	(13,051)
Proceeds from note and long-term debt	347,929	100,473
Payments of note and long-term debt and other financing	(241,467)	(63,787)
Excess tax benefits from stock compensation	1,552	144
Dividends paid	(22,893)	(22,041)
Net cash flows from (to) financing activities	80,204	4,802

Net increase (decrease) in cash and cash equivalents	(706)	(35,752)
Cash and cash equivalents at beginning of period	34,144	65,030
Cash and cash equivalents at end of period	$33,438	$29,278

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 4, 2015

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 3, 2015 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 4, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months and six months ended July 4, 2015 and June 28, 2014, the Corporation recognized $2.8 million and $6.3 million and $2.1 million and $4.8 million, respectively, of stock-based compensation expense for the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At July 4, 2015, there was $5.3 million of unrecognized compensation cost related to nonvested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.2 years and $1.2 million of unrecognized compensation cost related to nonvested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 0.7 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 72% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	July 4, 2015	January 3, 2015

Finished products	$95,477	$65,126
Materials and work in process	97,219	84,677
LIFO allowance	(28,012)	(28,012)
	$164,684	$121,791

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the six months ended July 4, 2015:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)
Other comprehensive income (loss) before reclassifications	145	(2)	—	(266)	(123)
Amounts reclassified from accumulated other comprehensive income	—	—	—	837	837
Balance at July 4, 2015	$2,368	$35	$(6,763)	$(301)	$(4,661)
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(612)	$32	$(1,307)	$87
	Tax (expense) or benefit	229	(12)	470	(32)
	Net of tax	$(383)	$20	$(837)	$55
Amounts in parentheses indicate reductions to profit.

During the six months ended July 4, 2015, the Corporation repurchased 305,000 shares of its common stock at a cost of approximately $15.2 million.  As of July 4, 2015, $204.2 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent. These share repurchases, offset by shares issued under the member stock purchase plan and stock awards, account for the change in Additional paid-in capital balance for the six months ended July 4, 2015.

During the six months ended July 4, 2015, the Corporation paid dividends to shareholders of $0.515 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$23,879	$9,705	$32,357	$20,801
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,416	45,020	44,360	45,029
Potentially dilutive shares from stock-based compensation plans	1,205	848	1,214	813
Denominator for diluted EPS	45,621	45,868	45,574	45,843
Earnings per share – basic	$0.54	$0.22	$0.73	$0.46
Earnings per share – diluted	$0.52	$0.21	$0.71	$0.45

The weighted average common stock equivalents presented above do not include the effect of 441,211 and 354,852 common stock equivalents for the three months ended July 4, 2015 and June 28, 2014 and 945,338 and 999,423 common stock equivalents for the six months ended July 4, 2015 and June 28, 2014 because their inclusion would be anti-dilutive.

Note F.  Restructuring Reserve and Plant Closures

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated, and realigned a number of its office furniture facilities during the past few years. During the three months ended July 4, 2015, in connection with the closures, consolidations, and realignments, the Corporation recorded a $0.6 million reduction of restructuring costs due to lower than anticipated postemployment costs.

The following is a summary of changes in restructuring accruals during the six months ended July 4, 2015.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 3, 2015	$1,213	$—	$1,213
Restructuring charges	(788)	605	(183)
Cash payments	(284)	(589)	(873)
Balance as of July 4, 2015	$141	$16	$157

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 4, 2015 and January 3, 2015, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

(In thousands)	July 4, 2015	January 3, 2015
Patents	$18,945	$18,945
Less: accumulated amortization	18,747	18,724
Net patents	198	221
Software	107,224	93,343
Less: accumulated amortization	19,379	17,711
Net software	87,845	75,632
Customer lists and other	126,750	125,095
Less: accumulated amortization	63,572	59,743
Net customer lists and other	63,178	65,352
Net definite lived intangible assets	$151,221	$141,205

Aggregate amortization expense for the six months ended July 4, 2015 and June 28, 2014 was $5.5 million and $5.1 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2015	2016	2017	2018	2019
Amortization Expense	$10.8	$11.4	$15.9	$15.8	$15.6

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $41.0 million as of July 4, 2015 and January 3, 2015.  These trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2015 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2015
Goodwill	$149,713	$181,901	$331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
Net goodwill balance as of January 3, 2015	97,552	181,758	279,310
Goodwill acquired	—	59	59
Foreign currency translation adjustments	5	—	5
Balance as of July 4, 2015
Goodwill	149,718	181,960	331,678
Accumulated impairment losses	(52,161)	(143)	(52,304)
Net goodwill balance as of July 4, 2015	$97,557	$181,817	$279,374

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs market participant based assumptions. The increase in the hearth segment relates to a purchase price allocation adjustment for an acquisition completed during the fourth quarter of 2014. The purchase price allocation adjustments did not have a significant impact on the Corporation's Condensed Consolidated Balance Sheet as of July 4, 2015 or its Condensed Consolidated Statement of Comprehensive Income

for the three months and six months ended July 4, 2015. Therefore, the Corporation has not retrospectively adjusted this financial information. The Corporation will record the final purchase price allocation during the third quarter 2015 upon finalization of deferred taxes associated with the acquisition.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014
Balance at beginning of period	$16,719	$13,840
Accruals for warranties issued during period	10,535	10,465
Adjustments related to pre-existing warranties	349	(14)
Settlements made during the period	(11,139)	(9,248)
Balance at end of period	$16,464	$15,043

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $8.1 million and $7.7 million as of July 4, 2015 and June 28, 2014, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.4 million and $7.4 million, as of July 4, 2015 and June 28, 2014, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$201	$126	$402	$252
Interest cost	204	184	408	368
Amortization of (gain)/loss	12	—	71	—
Net periodic benefit cost	$417	$310	$881	$620

Note J.  Income Taxes

The provision for income taxes for the three months ended July 4, 2015 reflects an effective tax rate of 36.4 percent compared to 35.0 percent for the same period last year. The provision for income taxes for the six months ended July 4, 2015 reflects an effective tax rate of 36.7 percent compared to 33.6 percent for the same period last year.

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

As of July 4, 2015, $0.3 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income" ("AOCI") in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	July 4, 2015	January 3, 2015
Diesel fuel swap	Accounts payable and accrued expenses	$(484)	$(1,374)
Diesel fuel swap	Prepaid expenses and other current assets	—	—
Net balance at end of period		$(484)	$(1,374)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended July 4, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(57)	Selling and administrative expenses	$(612)	Selling and administrative expenses	$—
Total	$(57)		$(612)		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the six months ended July 4, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(416)	Selling and administrative expenses	$(1,307)	Selling and administrative expenses	$—
Total	$(416)		$(1,307)		$—

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

The Corporation entered into master netting agreements with the two financial counterparties where they entered into commodity swap agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event is allowed. The amounts under the master netting agreement are considered immaterial.

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

Assets measured at fair value as of July 4, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,063	$—	$9,063	$—
Corporate bonds	$2,210	$—	$2,210	$—
Derivative financial instruments	$(484)	$—	$(484)	$—

Assets measured at fair value as of January 3, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,835	$—	$9,835	$—
Corporate bonds	$2,205	$—	$2,205	$—
Derivative financial instruments	$(1,374)	$—	$(1,374)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at July 4, 2015 and January 3, 2015, the end of the Corporation's 2014 fiscal year, approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $151 million at July 4, 2015 and $154 million at January 3, 2015, compared to the carrying value of $150 million. This debt is classified as current on the Condensed Consolidated Balance Sheet as of July 4, 2015 due to the timing of maturity. The Corporation plans to refinance at which point the debt classification will move back to long-term.

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

Note N.  New Accounting Standards

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Corporation adopted the guidance effective January 4, 2015, the beginning of the Corporation's 2015 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and six month periods ended July 4, 2015, and June 28, 2014, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net Sales:
Office Furniture	$450,624	$423,423	$858,053	$781,792
Hearth Products	117,602	85,720	233,650	179,552
	$568,226	$509,143	$1,091,703	$961,344
Operating Profit:
Office furniture	39,791	18,242	59,943	34,735
Hearth products	11,162	8,481	23,663	20,189
Total operating profit	50,953	26,723	83,606	54,924
Unallocated corporate expense	(13,396)	(11,855)	(32,529)	(23,798)
Income before income taxes	$37,557	$14,868	$51,077	$31,126

Depreciation & Amortization Expense:
Office furniture	$10,263	$12,472	$20,640	$21,971
Hearth products	2,047	1,158	4,005	2,334
General corporate	1,625	1,298	3,150	2,647
	$13,935	$14,928	$27,795	$26,952

Capital Expenditures (including capitalized software):
Office furniture	$11,848	$16,348	$26,399	$29,836
Hearth products	1,993	1,187	4,397	2,698
General corporate	7,818	10,894	19,086	18,588
	$21,659	$28,429	$49,882	$51,122

			As of	As of
(In thousands)			July 4, 2015	January 3, 2015
Identifiable Assets:
Office furniture			$788,899	$724,293
Hearth products			359,992	341,315
General corporate			176,072	173,726
			$1,324,963	$1,239,334

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and North America's leading manufacturer and marketer of gas and wood-burning fireplaces.  The Corporation utilizes a split and focus, decentralized business model to deliver value to customers through various brands and selling models.  The Corporation is focused on growing existing businesses while seeking out and developing new opportunities for growth.

Net sales for the second quarter of fiscal 2015 increased 11.6 percent to $568.2 million when compared to the second quarter of fiscal 2014.  The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales in the new construction channel, retail gas portion of the remodel-retrofit channel, and acquisition impact.  Gross margin for the quarter increased from prior year levels due to higher volume, increased price realization, lower restructuring and transition charges and strong operational performance, partially offset by unfavorable product mix.  Total selling and administrative expenses increased due to strategic investments, incentive based compensation, and acquisition impact.

Restructuring charges for the quarter were favorable $0.6 million due to lower than anticipated postemployment costs. Second quarter 2014 included $1.4 million of restructuring costs along with a goodwill impairment of $8.9 million and a $1.3 million gain on the sale of assets.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
Net sales	$568,226	$509,143	11.6%	$1,091,703	$961,344	13.6%
Cost of sales	362,102	328,010	10.4%	701,079	625,039	12.2%
Gross profit	206,124	181,133	13.8%	390,624	336,305	16.2%
Selling and administrative expenses	167,278	155,288	7.7%	335,982	300,498	11.8%
(Gain) loss on sale of assets	—	(1,346)	NM	—	(9,746)	NM
Restructuring and impairment charges	(560)	10,282	NM	(183)	10,254	NM
Operating income	39,406	16,909	133.0%	54,825	35,299	55.3%
Interest expense, net	1,849	2,041	(9.4)%	3,748	4,173	(10.2)%
Income before income taxes	37,557	14,868	152.6%	51,077	31,126	64.1%
Income taxes	13,680	5,203	162.9%	18,748	10,445	79.5%
Net income	$23,877	$9,665	147.0%	$32,329	$20,681	56.3%

Consolidated net sales for the second quarter of 2015 increased 11.6 percent or $59.1 million compared to the same quarter last year. The change was driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales driven by growth in the new construction channel, the retail gas portion of the remodel/retrofit channel, and acquisition impact.

Gross margin for the second quarter of 2015 increased to 36.3 percent compared to 35.6 percent for the same quarter last year.  The increase in gross margin was driven by higher volume, increased price realization, lower restructuring and transition costs and strong operational performance, partially offset by unfavorable product mix. Second quarter 2015 included $1.3 million of transition costs related to previously announced closures, acquisition integration and structural realignment. Second quarter 2014 included $3.4 million of accelerated depreciation and transition costs related to previously announced closures.

Total selling and administrative expenses as a percentage of net sales decreased to 29.4 percent compared to 30.5 percent for the same quarter last year. The benefit of higher volume was partially offset by strategic investments, incentive based compensation, and acquisition impact. In the second quarter of 2015, the Corporation recorded a $0.6 million reduction in restructuring costs due to lower than anticipated postemployment costs on previously announced closures. Second quarter 2014 included $1.4 million of restructuring costs on these closures along with a pre-tax goodwill impairment expense of $8.9 million and a $1.3 million pre-tax gain on the sale of assets.

The provision for income taxes for continuing operations for the three months ended July 4, 2015 reflects an effective tax rate of 36.4 percent compared to 35.0 percent for the same period last year, driven mainly by higher state taxes.

Net income attributable to the Corporation was $23.9 million or $0.52 per diluted share in the second quarter of 2015 compared to $9.7 million or $0.21 per diluted share in the second quarter of 2014.

For the first six months of 2015, consolidated net sales increased $130.4 million, or 13.6 percent, to $1.1 billion from $1.0 billion from the first six months of 2014 driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales driven by growth in the new construction channel, the retail gas portion of the remodel/retrofit channel, and acquisition impact. Gross margins increased to 35.8 percent from 35.0 percent for the same period last year driven by higher volume, increased price realization, lower restructuring and transition costs and strong operational performance, partially offset by unfavorable product mix.

For the first six months of 2015, total selling and administrative expenses as a percentage of net sales decreased to 30.8 percent compared to 31.3 percent for the same period last year. The benefit of higher volume was partially offset by strategic investments, incentive based compensation and acquisition impact. In 2015, the Corporation recorded a $0.2 million reduction in restructuring costs associated with expense from previously announced closures which was more than offset by lower than anticipated postemployment costs. In the same period last year, the Corporation recorded $1.4 million of restructuring expenses associated with facility closures, a goodwill impairment of $8.9 million and $9.7 million in gains on the sale of assets.

Net income attributable to HNI Corporation was $32.4 million for the first six months of 2015 compared to $20.8 million for the first six months of 2014. Earnings per share increased to $0.71 per diluted share compared to $0.45 per diluted share for the same period last year.

Office Furniture

Second quarter 2015 sales for the office furniture segment increased 6.4 percent or $27.2 million to $450.6 million from $423.4 million for the same quarter last year. Sales for the quarter increased across both the supplies-driven and contract channels. Second quarter 2015 operating profit prior to unallocated corporate expenses increased 118.1 percent or $21.5 million to $39.8 million from $18.2 million in the prior year quarter as a result of higher volume, increased price realization, lower restructuring and transition costs and strong operational performance. These factors were partially offset by by unfavorable product mix, strategic investments and incentive based compensation. In the second quarter of 2015, the office furniture segment recorded $0.2 of restructuring and transition costs associated with previously announced facility closures. In the second quarter of 2014, the office furniture segment recorded $4.8 million of restructuring and transition costs for these closures along with an $8.9 million goodwill impairment.

Net sales for the first six months of 2015 increased 9.8 percent or $76.3 million to $858.1 million compared to $781.8 million for the same period in 2014 driven by growth in both channels. Operating profit for the first six months of 2015 increased 72.6 percent or $25.2 million to $59.9 million compared to $34.7 million for the same period in 2014 driven by the same drivers experienced in the current quarter plus an $8.4 million gain on the sale of a vacated facility during the first quarter of 2014.

Hearth Products

Second quarter 2015 net sales for the hearth products segment increased 37.2 percent or $31.9 million to $117.6 million from $85.7 million for the same quarter last year. The change was driven by continued growth in the new construction channel along with growth in the retail gas portion of the remodel/retrofit channel. The Vermont Castings Group acquisition increased sales $25.0 million compared to the prior year quarter. Operating profit prior to unallocated corporate expenses increased 31.6 percent or $2.7 million to $11.2 million compared to $8.5 million in the prior year quarter due to higher volume and better price realization, partially offset by strategic investments and acquisition integration.

Net sales for the first six months of 2015 increased 30.1 percent or $54.1 million to $233.7 million compared to $179.6 million for the same period in 2014. The Vermont Castings Group acquisition increased sales $44.0 million compared to prior year. Operating profit for the first six months of 2015 increased $3.5 million to $23.7 million compared to $20.2 million for the same period in 2014. The year-to-date increases in sales and operating profit were driven by the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $31.9 million of cash in the first six months of 2015 compared to $7.0 million in the first six months of 2014.  Working capital resulted in a $106.6 million use of cash in the first six months of the current fiscal year compared to a $62.4 million use of cash in the same period of the prior year. The increased use of cash compared to prior year is due to timing of expenses resulting in lower Accounts Payable and Accruals and higher sales volume driving an increase in Accounts Receivable. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2015 were $49.9 million compared to $51.1 million in the same period of fiscal 2014 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2015, capital expenditures are expected to be approximately $110 to $115 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from sale of property, plant and equipment".

Cash Flow – Financing Activities
The Corporation, certain subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") on June 9, 2015. The Credit Agreement amends and restates the Corporation's existing revolving credit facility dated September 28, 2011 (the"Existing Facility").

The Corporation’s borrowing capacity under the Credit Agreement remained at $250 million with the option to increase its borrowing capacity by an additional $150 million versus $100 million in the Existing Facility to the maturity date of the Corporation's Senior Notes (April 6, 2016), subject to certain exceptions.

The net borrowings under the revolving credit agreement at the end of the second quarter were $154 million of which all are classified as current.   The Corporation also extended the term of the Existing Facility under the Credit Agreement from September 28, 2016 to the earlier of June 9, 2020 or 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), unless the Corporation’s senior notes are refinanced by January 6, 2016 or the Corporation has $225 million in liquidity available (as defined in the Credit Agreement) as of that date.

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

Additional borrowing capacity of $96.0 million is available through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the Senior Notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and Senior Notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At July 4, 2015, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

On May 5, 2015 the Corporation's Board of Directors ("Board") approved a 6.0 percent increase in the common stock quarterly cash dividend from $0.25 per share to $0.265 per share. The dividend was paid May 29, 2015 to shareholders of record at the close of business on May 15, 2015.

During the six months ended July 4, 2015, the Corporation repurchased 305,000 shares of common stock at a cost of $15.2 million, or an average price of $49.84 per share.  As of July 4, 2015, $204.2 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.  During the first six months of fiscal 2015, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

New Accounting Standards

In May 2014, the FASB issued accounting guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB deferred the effective date of this guidance by one year, with early adoption permitted on the original effective date. The Corporation is currently evaluating the impact of adopting this standard and the method of adoption on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 4, 2015, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of July 4, 2015, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended July 4, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/05/15 – 05/02/15	6,100	$49.61	6,100	$213,782,067
05/03/15 – 05/30/15	115,900	$48.86	115,900	$208,119,729
05/31/15 – 07/04/15	79,300	$49.73	79,300	$204,175,864
Total	201,300		201,300
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

•	No repurchase plans expired or were terminated during the second quarter of fiscal 2015, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 4, 2015	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	HNI Corporation Executive Deferred Compensation Plan, as amended
(10.2)	HNI Corporation Directors Deferred Compensation Plan, as amended
(10.3)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)
(10.4)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)
(10.5)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)
(10.6)	Equity Plan for Non-Employee Directors of HNI Corporation, as amended (incorporated by reference to Appendix D to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)
(10.7)
Second Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of June 9, 2015 by and among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC June 12, 2015)

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements