Form 10-Q
period 2015-10-03
HNI CORP
filed 2015-11-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 3, 2015 44,180,895

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	October 3, 2015	January 3, 2015

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$24,616	$34,144
Short-term investments	6,352	3,052
Receivables	280,091	240,053
Inventories	145,196	121,791
Deferred income taxes	14,964	17,310
Prepaid expenses and other current assets	29,751	39,210
Total Current Assets	500,970	455,560

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	28,861	27,329
Buildings	299,310	298,170
Machinery and equipment	507,326	492,646
Construction in progress	33,547	27,704
	869,044	845,849
Less accumulated depreciation	535,132	534,841

Net Property, Plant, and Equipment	333,912	311,008

GOODWILL	280,612	279,310

OTHER ASSETS	206,939	193,456

Total Assets	$1,322,433	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	October 3, 2015	January 3, 2015

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$427,502	$453,753
Note payable and current maturities of long-term debt and capital lease obligations	257,244	160
Current maturities of other long-term obligations	5,606	3,419
Total Current Liabilities	690,352	457,332

LONG-TERM DEBT	—	197,736

OTHER LONG-TERM LIABILITIES	80,551	80,354

DEFERRED INCOME TAXES	95,721	89,411

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
October 3, 2015 – 44,180,895 shares;
January 3, 2015 – 44,165,676 shares	44,181	44,166

Additional paid-in capital	4,536	867
Retained earnings	413,044	374,929
Accumulated other comprehensive income	(6,297)	(5,375)
Total HNI Corporation shareholders' equity	455,464	414,587

Noncontrolling interest	345	(86)

Total Equity	455,809	414,501

Total Liabilities and Equity	$1,322,433	$1,239,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net sales	$615,850	$614,690	$1,707,553	$1,576,034
Cost of sales	384,219	394,758	1,085,298	1,019,797
Gross profit	231,631	219,932	622,255	556,237
Selling and administrative expenses	170,365	166,201	506,336	466,693
(Gain)/loss on sale of assets	6	15	18	(9,725)
Restructuring and impairment	172	987	(12)	11,241
Operating income	61,088	52,729	115,913	88,028
Interest income	110	110	318	326
Interest expense	1,733	1,971	5,689	6,360
Income before income taxes	59,465	50,868	110,542	81,994
Income taxes	18,619	17,372	37,367	27,817
Net income	40,846	33,496	73,175	54,177
Less: Net (loss) attributable to the noncontrolling interest	(2)	(92)	(30)	(212)
Net income attributable to HNI Corporation	$40,848	$33,588	$73,205	$54,389

Net income attributable to HNI Corporation per common share – basic	$0.92	$0.75	$1.65	$1.21
Average number of common shares outstanding – basic	44,263,027	44,689,819	44,327,608	44,916,038
Net income attributable to HNI Corporation per common share – diluted	$0.90	$0.74	$1.61	$1.19
Average number of common shares outstanding – diluted	45,402,537	45,611,099	45,516,521	45,758,502
Cash dividends per common share	$0.265	$0.25	$0.780	$0.74

Other comprehensive income/(loss), net of tax: three months 2015 $(151); 2014 $(197); nine months 2015 $168; 2014 $(216)	(1,637)	(825)	(922)	(427)
Comprehensive income	39,209	32,671	72,253	53,750
Less: Comprehensive (loss) attributable to noncontrolling interest	(2)	(92)	(30)	(212)
Comprehensive income attributable to HNI Corporation	$39,211	$32,763	$72,283	$53,962

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)	—	—	73,205	—	(30)	73,175
Other comprehensive (loss) (net of tax)	—	—	—	(922)	—	(922)
Change in ownership of noncontrolling interest	—	—	(461)	—	461	—
Cash dividends; $0.78 per share	—	—	(34,629)	—	—	(34,629)
Common shares – treasury:
Shares purchased	(506)	(24,273)	—	—	—	(24,779)
Shares issued under Members’ Stock Purchase Plan and stock awards	521	27,942	—	—	—	28,463
Balance, October 3, 2015	$44,181	$4,536	$413,044	$(6,297)	$345	$455,809

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2013	$44,982	$16,729	$373,652	$965	$89	$436,417
Comprehensive income:
Net income (loss)	—	—	54,389	—	(212)	54,177
Other comprehensive (loss) (net of tax)	—	—	—	(427)	—	(427)
Distributions to noncontrolling interest	—	—	—	—	(5)	(5)
Change in ownership of noncontrolling interest	—	—	(146)	—	146	—
Cash dividends; $0.74 per share	—	—	(33,208)	—	—	(33,208)
Common shares – treasury:
Shares purchased	(963)	(33,479)	(888)	—	—	(35,330)
Shares issued under Members’ Stock Purchase Plan and stock awards	376	17,547	—	—	—	17,923
Balance, September 27, 2014	$44,395	$797	$393,799	$538	$18	$439,547

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	October 3, 2015	September 27, 2014
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$73,175	$54,177
Noncash items included in net income:
Depreciation and amortization	42,299	41,764
Other postretirement and post employment benefits	1,392	930
Stock-based compensation	7,953	6,879
Excess tax benefits from stock compensation	(1,581)	(198)
Deferred income taxes	8,411	2,982
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	349	(570)
Other – net	(239)	1,058
Net increase (decrease) in operating assets and liabilities	(75,857)	(34,896)
Increase (decrease) in other liabilities	2,500	2,681
Net cash flows from (to) operating activities	58,402	74,807

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(58,029)	(51,201)
Proceeds from sale of property, plant and equipment	783	13,629
Capitalized software	(23,544)	(30,547)
Purchase of investments	(2,861)	(1,298)
Sales or maturities of investments	2,750	5,270
Other – net	—	(5)
Net cash flows from (to) investing activities	(80,901)	(64,152)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	11,548	4,270
Withholdings related to net share settlements of equity based awards	(171)	(79)
Purchase of HNI Corporation common stock	(24,779)	(35,329)
Proceeds from note and long-term debt	400,979	161,052
Payments of note and long-term debt and other financing	(341,558)	(142,911)
Excess tax benefits from stock compensation	1,581	198
Dividends paid	(34,629)	(33,208)
Net cash flows from (to) financing activities	12,971	(46,007)

Net increase (decrease) in cash and cash equivalents	(9,528)	(35,352)
Cash and cash equivalents at beginning of period	34,144	65,030
Cash and cash equivalents at end of period	$24,616	$29,678

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 3, 2015

Note A.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 3, 2015 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended October 3, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

Note B. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employee requisite service period.  For the three months and nine months ended October 3, 2015 the Corporation recognized $1.7 million and $8.0 million, respectively, of stock based compensation expense. For the three months and nine months ended September 27, 2014 the Corporation recognized $2.1 million and $6.9 million, respectively, of stock based compensation expense. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan.

At October 3, 2015, there was $3.9 million of unrecognized compensation cost related to nonvested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.3 years and $1.1 million of unrecognized compensation cost related to nonvested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 0.6 years.

Note C.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 74% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	October 3, 2015	January 3, 2015

Finished products	$86,731	$65,126
Materials and work in process	86,477	84,677
LIFO allowance	(28,012)	(28,012)
	$145,196	$121,791

Note D.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the nine months ended October 3, 2015:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)
Other comprehensive income (loss) before reclassifications	(1,242)	22	—	(1,004)	(2,224)
Amounts reclassified from accumulated other comprehensive income				1,302	1,302
Balance at October 3, 2015	$981	$59	$(6,763)	$(574)	$(6,297)
All amounts are net-of tax. Amounts in parentheses indicate debits.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(680)	$(38)	$(1,987)	$49
	Tax (expense) or benefit	255	14	685	(18)
	Net of tax	$(425)	$(24)	$(1,302)	$31
Amounts in parentheses indicate reductions to profit.

During the nine months ended October 3, 2015, the Corporation repurchased 506,300 shares of its common stock at a cost of approximately $24.8 million.  As of October 3, 2015, $194.6 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the nine months ended October 3, 2015, the Corporation paid dividends to shareholders of $0.78 per share.

Note E.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$40,848	$33,588	$73,205	$54,389
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,263	44,690	44,328	44,916
Potentially dilutive shares from stock-based compensation plans	1,140	921	1,189	843
Denominator for diluted EPS	45,403	45,611	45,517	45,759
Earnings per share – basic	$0.92	$0.75	$1.65	$1.21
Earnings per share – diluted	$0.90	$0.74	$1.61	$1.19

The weighted average common stock equivalents presented above do not include the effect of 536,814 and 634,757 common stock equivalents for the three months ended October 3, 2015 and September 27, 2014, respectively, and 383,600 and 987,251 common stock equivalents for the nine months ended October 3, 2015 and September 27, 2014, respectively, because their inclusion would be anti-dilutive.

Note F.  Restructuring and Impairment

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation has closed, consolidated, and realigned a number of its office furniture facilities and made the decision to exit a line of business within our hearth products segment. During the quarter ended October 3, 2015, the Corporation incurred $1.0 million of restructuring costs of which $0.8 million were included in "Cost of sales" in the Condensed Consolidated Statements of Comprehensive Income. For the nine months ended October 3, 2015, the Corporation incurred $0.8 million of restructuring costs of which $0.8 million were included in cost of sales. Severance and facility exit costs not included in cost of sales were offset by lower than anticipated post employment costs.

During the quarter ended September 27, 2014 the Corporation recorded $3.4 million of pre-tax charges of which $2.4 million were included in cost of sales. For the nine months ended September 27, 2014 the Corporation recorded $16.2 million of restructuring costs of which $5.0 million were included in cost of sales. The pre-tax charges included $5.0 million of accelerated depreciation on machinery and equipment, $2.4 million of severance and facility exit costs and $8.9 million of goodwill impairment.

The following is a summary of changes in restructuring accruals during the nine months ended October 3, 2015.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 3, 2015	$1,213	$—	$1,213
Restructuring charges	(655)	643	(12)
Cash payments	(311)	(628)	(939)
Balance as of October 3, 2015	$247	$15	$262

Note G. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 3, 2015 and January 3, 2015, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

	October 3, 2015			January 3, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,945	$18,758	$187	$18,945	$18,724	$221
Software	115,454	20,246	95,208	93,343	17,711	75,632
Trademarks and trade names	11,464	2,512	8,952	11,424	1,724	9,700
Customer lists and other	115,286	62,916	52,370	113,671	58,019	55,652
Net definite lived intangible assets	$261,149	$104,432	$156,717	$237,383	$96,178	$141,205

Aggregate amortization expense for the three months ended October 3, 2015 and September 27, 2014 was 2.7 million and 2.4 million, respectively. Aggregate amortization expense for the nine months ended October 3, 2015 and September 27, 2014 was $8.2 million and $7.5 million, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2015	2016	2017	2018	2019
Amortization expense	$11.0	$11.5	$21.1	$21.7	$21.3

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $41.0 million as of October 3, 2015 and January 3, 2015.  These trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 3, 2015 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2015
Goodwill	$149,713	$181,901	$331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
Net goodwill balance as of January 3, 2015	97,552	181,758	279,310
Goodwill acquired	—	1,298	1,298
Foreign currency translation adjustments	4	—	4
Balance as of October 3, 2015
Goodwill	149,717	183,199	332,916
Accumulated impairment losses	(52,161)	(143)	(52,304)
Net goodwill balance as of October 3, 2015	$97,556	$183,056	$280,612

The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation estimates the fair value of its reporting units using various valuation techniques, with the primary technique being a discounted cash flow method.  This method employs market participant based assumptions. The increase in the hearth segment relates to a purchase price allocation adjustment for an acquisition completed during the fourth quarter of 2014. Final purchase price allocation adjustments were made in the third quarter of 2015. The purchase price allocation adjustments did not have a significant impact on the Corporation's Condensed Consolidated Balance Sheet as of October 3, 2015 or its Condensed Consolidated Statement of Comprehensive Income for the three months and nine months ended October 3, 2015. Therefore, the Corporation has not retrospectively adjusted this financial information.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014
Balance at beginning of period	$16,719	$13,840
Accruals for warranties issued during period	14,764	11,577
Adjustments related to pre-existing warranties	(230)	(54)
Settlements made during the period	(15,372)	(10,901)
Balance at end of period	$15,881	$14,462

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.9 million and $7.0 million as of October 3, 2015 and September 27, 2014, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.0 million and $7.4 million, as of October 3, 2015 and September 27, 2014, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note I.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$201	$126	$603	$378
Interest cost	204	184	612	552
Amortization of (gain)/loss	59	—	177	—
Net periodic benefit cost	$464	$310	$1,392	$930

Note J.  Income Taxes

The Corporation's income tax provision for the three months ended October 3, 2015 was $18.6 million on pre-tax income of $59.5 million or an effective tax rate of 31.3% compared to an income tax provision of $17.4 million on pre-tax income of $50.9 million, or an effective tax rate of 34.1% for the three months ended September 27, 2014. Our effective tax rate was lower in the three months ended October 3, 2015 principally due to a change in estimate for the U.S. Manufacturing Deduction and foreign taxes.
The provision for income taxes for the nine months ended October 3, 2015 reflects an effective tax rate of 33.8% compared to 33.9% for the same period last year.

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

Diesel Fuel Risk
Independent freight carriers, used by the Corporation to deliver its products, charge the Corporation a basic rate per mile that is subject to a mileage surcharge for diesel fuel price increases.  The Corporation enters into variable to fixed rate commodity swap agreements with two financial counterparties to manage fluctuations in fuel costs.  The Corporation hedges approximately 50% of its diesel fuel surcharge exposure for the next twelve months.  The Corporation uses the hedge agreements to mitigate the volatility of diesel fuel prices and related fuel surcharges, and not to speculate on the future price of diesel fuel.  The hedge agreements are designed to add stability to the Corporation's costs, enabling the Corporation to make pricing decisions and lessen the economic impact of abrupt changes in diesel fuel prices over the term of the contract.  The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to twelve months.  The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the net amount paid or received upon monthly settlements is recorded as an adjustment to Selling and administrative expenses in the Corporation's Condensed Consolidated Statements of Comprehensive Income) while the effective change in fair value is recorded as a component of Accumulated other comprehensive income ("AOCI") in the equity section of the Corporation's Condensed Consolidated Balance Sheets.

As of October 3, 2015, $0.6 million of deferred net losses, net of tax, included in equity ("Accumulated other comprehensive income") in the Corporation's Condensed Consolidated Balance Sheets) related to the diesel hedge agreements are expected to be reclassified to current earnings ("Selling and administrative expenses" in the Corporation's Condensed Consolidated Statements of Comprehensive Income) over the next twelve months.

The location and fair value of derivative instruments reported in the Corporation's Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset (Liability) Fair Value
	Balance Sheet Location	October 3, 2015	January 3, 2015
Diesel fuel swap	Accounts payable and accrued expenses	$(920)	$(1,374)
Diesel fuel swap	Prepaid expenses and other current assets	—	—
Net balance at end of period		$(920)	$(1,374)

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three months ended October 3, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(1,117)	Selling and administrative expenses	$(680)	Selling and administrative expenses	$—
Total	$(1,117)		$(680)		$—

The effect of derivative instruments on the Corporation's Condensed Consolidated Statements of Comprehensive Income for the nine months ended October 3, 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-tax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Diesel fuel swap	$(1,533)	Selling and administrative expenses	$(1,987)	Selling and administrative expenses	$—
Total	$(1,533)		$(1,987)		$—

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

Assets measured at fair value as of October 3, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,946	$—	$9,946	$—
Corporate bonds	$2,219	$—	$2,219	$—
Derivative financial instruments	$(920)	$—	$(920)	$—

Assets measured at fair value as of January 3, 2015 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,835	$—	$9,835	$—
Corporate bonds	$2,205	$—	$2,205	$—
Derivative financial instruments	$(1,374)	$—	$(1,374)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed in the section above, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at October 3, 2015 and January 3, 2015, the end of the Corporation's 2014 fiscal year, was $107 million and $48 million, respectively, which approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on discounted cash flow method to be $148 million at October 3, 2015 and $154 million at January 3, 2015, compared to the carrying value of $150 million. This debt is classified as current on the Condensed Consolidated Balance Sheet as of October 3, 2015 due to the timing of maturity.

The Corporation plans to increase the borrowing capacity (while preserving the existing $150 million accordion feature) under the revolving credit facility by January 6, 2016 and use the additional borrowings to settle the Corporation's senior notes due April 6, 2016. The debt classification will move back to long-term if the increase occurs on or prior to January 6, 2016.

Note M.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $10 million to back certain insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three and nine month periods ended October 3, 2015, and September 27, 2014, is as follows:

	October 3, 2015		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net Sales:
Office Furniture	$475,960	$488,612	$1,334,013	$1,270,404
Hearth Products	139,890	126,078	373,540	305,630
	$615,850	$614,690	$1,707,553	$1,576,034
Operating Profit:
Office furniture	48,389	42,753	108,332	77,488
Hearth products	23,498	23,785	47,161	43,974
Total operating profit	71,887	66,538	155,493	121,462
Unallocated corporate expense	(12,422)	(15,670)	(44,951)	(39,468)
Income before income taxes	$59,465	$50,868	$110,542	$81,994

Depreciation & Amortization Expense:
Office furniture	$10,644	$12,427	$31,284	$34,398
Hearth products	2,166	1,121	6,171	3,455
General corporate	1,694	1,264	4,844	3,911
	$14,504	$14,812	$42,299	$41,764

Capital Expenditures (including capitalized software):
Office furniture	$19,590	$13,542	$45,989	$43,378
Hearth products	2,798	1,691	7,195	4,389
General corporate	9,303	15,394	28,389	33,981
	$31,691	$30,627	$81,573	$81,748

			As of	As of
(In thousands)			October 3, 2015	January 3, 2015
Identifiable Assets:
Office furniture			$769,641	$724,293
Hearth products			374,716	341,315
General corporate			178,076	173,726
			$1,322,433	$1,239,334

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

Net sales for the third quarter of fiscal 2015 increased 0.2 percent to $615.9 million when compared to the third quarter of fiscal 2014.  The change was driven by acquisition impact in the hearth products segment partially offset by a decrease in organic sales across both the office furniture and hearth products segments primarily due to a softening economy.  Gross margin for the quarter increased from prior year levels due to strong operational performance, lower material costs, and better price realization partially offset by lower volume and unfavorable product mix.  Total selling and administrative expenses increased due to strategic investments and acquisition impact in the hearth products segment partially offset by cost management actions.

In conjunction with previously announced closures, consolidation, and realignments, the Corporation recorded $2.3 million of restructuring and transition costs of which $2.1 million were included in cost of sales.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	Percent Change	October 3, 2015	September 27, 2014	Percent Change
Net sales	$615,850	$614,690	0.2%	$1,707,553	$1,576,034	8.3%
Cost of sales	384,219	394,758	(2.7)%	1,085,298	1,019,797	6.4%
Gross profit	231,631	219,932	5.3%	622,255	556,237	11.9%
Selling and administrative expenses	170,365	166,201	2.5%	506,336	466,693	8.5%
(Gain) loss on sale of assets	6	15	NM	18	(9,725)	NM
Restructuring and impairment charges	172	987	NM	(12)	11,241	NM
Operating income	61,088	52,729	15.9%	115,913	88,028	31.7%
Interest expense, net	1,623	1,861	(12.8)%	5,371	6,034	(11.0)%
Income before income taxes	59,465	50,868	16.9%	110,542	81,994	34.8%
Income taxes	18,619	17,372	7.2%	37,367	27,817	34.3%
Net income	$40,846	$33,496	21.9%	$73,175	$54,177	35.1%

Consolidated net sales for the third quarter of 2015 increased 0.2 percent or $1.2 million compared to the same quarter last year. The change was driven by acquisition impact partially offset by a decrease in organic sales across both the office furniture and hearth segments.

Gross margin for the third quarter of 2015 increased to 37.6 percent compared to 35.8 percent for the same quarter last year.  The increase in gross margin was driven by strong operational performance, lower material costs, and better price realization partially offset by lower volume and unfavorable product mix. Third quarter 2015 included $2.1 million of transition and restructuring costs related to previously announced closures, acquisition integration and structural realignment. Third quarter 2014 included $3.9 million of accelerated depreciation and transition costs related to previously announced closures on the "Cost of sales" line on the Condensed Consolidated Statements of Comprehensive Income. Transition costs include items such as equipment moves and outsourced processing.

Total selling and administrative expenses as a percentage of net sales increased to 27.7 percent compared to 27.0 percent for the same quarter last year driven by strategic investments and acquisition impact partially offset by cost management actions. In the third quarter of 2015, the Corporation recorded $0.2 million in restructuring costs due to previously announced closures, consolidations, and realignments. Third quarter 2014 included $1.0 million of restructuring costs on these closures.

The Corporation's income tax provision for the three months ended October 3, 2015 was $18.6 million on pre-tax income of $59.5 million or an effective tax rate of 31.3% compared to an income tax provision of $17.4 million on pre-tax income of $50.9 million, or an effective tax rate of 34.1% for the three months ended September 27, 2014.  Our effective tax rate was lower in the three months ended October 3, 2015 principally due to a change in estimate for the U.S. Manufacturing Deduction and foreign taxes.

The provision for income taxes for the nine months ended October 3, 2015 reflects an effective tax rate of 33.8% compared to 33.9% for the same period last year.

Net income attributable to the Corporation was $40.8 million or $0.90 per diluted share in the third quarter of 2015 compared to $33.6 million or $0.74 per diluted share in the third quarter of 2014.

For the first nine months of 2015, consolidated net sales increased $131.5 million, or 8.3 percent, to $1.7 billion from $1.6 billion for the first nine months of 2014 driven by an increase in office furniture sales across both the supplies-driven and contract channels as well as an increase in hearth product sales driven by growth in the new construction channel, the retail gas portion of the remodel/retrofit channel, and acquisition impact. Gross margins increased to 36.4 percent from 35.3 percent for the same period last year driven by higher volume, increased price realization, and strong operational performance, partially offset by unfavorable product mix.

For the first nine months of 2015, total selling and administrative expenses as a percentage of net sales increased to 29.7 percent compared to 29.6 percent for the same period last year. The benefit of higher volume was partially offset by strategic investments, freight costs, incentive based compensation and acquisition impact. In 2015, the Corporation recorded minimal restructuring costs as restructuring costs from previously announced closures were offset by lower than anticipated postemployment costs. In the same period last year, the Corporation recorded $2.3 million of restructuring expenses associated with facility closures, a goodwill impairment of $8.9 million and $9.7 million in gains on the sale of assets.

Net income attributable to HNI Corporation was $73.2 million for the first nine months of 2015 compared to $54.2 million for the first nine months of 2014. Earnings per share increased to $1.61 per diluted share compared to $1.19 per diluted share for the same period last year.

Office Furniture

Third quarter 2015 net sales for the office furniture segment decreased 2.6 percent or $12.6 million to $476.0 million from $488.6 million for the same quarter last year. Sales for the quarter decreased across both the supplies-driven and contract channels. Third quarter 2015 operating profit prior to unallocated corporate expenses increased 13.2 percent or $5.6 million to $48.4 million from $42.8 million in the prior year quarter as a result of strong operational performance, cost management, and increased price realization. These factors were partially offset by lower volume, higher freight costs and unfavorable product mix. In the third quarter of 2015, the office furniture segment recorded $0.7 million of restructuring and transition costs associated with previously announced facility closures. In the third quarter of 2014, the office furniture segment recorded $4.9 million of restructuring and transition costs for these closures.

Net sales for the first nine months of 2015 increased 5.0 percent or $63.6 million to $1,334.0 million compared to $1,270.4 million for the same period in 2014 driven by increased price realization and growth in both the supplies driven and contract channels. Operating profit for the first nine months of 2015 increased 39.8 percent or $30.8 million to $108.3 million compared to $77.5 million for the same period in 2014 driven by strong operational performance, cost management, and increased price realization partially offset by higher freight costs, unfavorable product mix and an $8.4 million gain on the sale of a vacated facility during the first quarter of 2014.

Hearth Products

Third quarter 2015 net sales for the hearth products segment increased 11.0 percent or $13.8 million to $139.9 million from $126.1 million for the same quarter last year. The change was driven by acquisition impact combined with continued growth in the new construction channel along with growth in the retail gas portion of the remodel/retrofit channel partially offset by decline in the biomass channel. The Vermont Castings Group acquisition increased sales $18.7 million compared to the prior year quarter. Operating profit prior to unallocated corporate expenses decreased 1.2 percent or $0.3 million to $23.5 million compared to $23.8 million in the prior year quarter due to the impact of acquisition integration partially offset by cost management actions, better price realization, and favorable material costs.

Net sales for the first nine months of 2015 increased 22.2 percent or $67.9 million to $373.5 million compared to $305.6 million for the same period in 2014. The Vermont Castings Group acquisition increased sales $62.7 million compared to prior year. Operating profit for the first nine months of 2015 increased $3.2 million to $47.2 million compared to $44.0 million for the same period in 2014. The year-to-date increases in sales and operating profit were driven by the same drivers experienced in the current quarter.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities provided $58.4 million of cash in the first nine months of 2015 compared to $74.8 million in the first nine months of 2014.  Working capital resulted in a $75.9 million use of cash in the first nine months of the current fiscal year compared to a $34.9 million use of cash in the same period of the prior year. The increased use of cash compared to prior year is due to timing of expenses and inventory purchases resulting in lower Accounts Payable and Accruals. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2015 were $81.6 million compared to $81.7 million in the same period of fiscal 2014 and were primarily for tooling, equipment and capacity for new products, continuous improvements in manufacturing processes and the on-going implementation of new integrated information systems to support business process transformation.  For the full year 2015, capital expenditures are expected to be approximately $110 to $115 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

During the first quarter of 2014 the Corporation completed the sale of a facility located in South Gate, California. The proceeds from the sale of $12.0 million are reflected in the Condensed Consolidated Statement of Cash Flows as "Proceeds from sale of property, plant and equipment".

Cash Flow – Financing Activities
Financing activities provided $13 million of cash in the first nine months of 2015 compared to a $46 million use of cash in 2014. The year over year difference was mainly caused by debt activity. The Corporation, certain subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") on June 9, 2015. The Credit Agreement amends and restates the Corporation's existing revolving credit facility dated September 28, 2011 (the"Prior Facility").

The Corporation’s borrowing capacity under the Credit Agreement is $250 million with the option to increase its borrowing capacity under an accordion feature by an additional $150 million, subject to certain approval rights of the existing lenders to upsize their commitments. If an existing lender does not approve the up-size of its pro rata commitment, the Corporation expects to first seek incremental credit commitments from existing lenders and then add new lenders if required.
Additionally, the Corporation currently plans to increase the borrowing capacity under the Credit Agreement (while preserving the existing $150 million accordion feature) from $250 million to $400 million by January 6, 2016 and use the additional borrowings to settle the Corporation's senior notes due April 6, 2016. Debt under the Credit Agreement will be classified as long-term if the planned increase occurs on or prior to January 6, 2016.
The net borrowings under the revolving credit agreement at the end of the third quarter were $107 million of which all are classified as current.   The Corporation also extended the term of the Prior Facility under the Credit Agreement from September 28, 2016 to the earlier of June 9, 2020 or 90 days prior to the maturity date of the Corporation's senior notes (April 6, 2016), unless the Corporation’s senior notes are refinanced by January 6, 2016 or the Corporation has $225 million in liquidity available (as defined in the Credit Agreement) as of that date.

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

Additional borrowing capacity of $143 million is available, excluding the accordion option, through the revolving credit facility. The revolving credit facility is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the revolving credit facility or the senior notes could prevent the Corporation from being able to access further borrowings under the revolving credit facility, increase the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit agreement and senior notes and/or increase the cost of borrowing.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At October 3, 2015, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation currently expects to remain in compliance over the next twelve months.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.265 per share on the Corporation's common stock on August 4, 2015, to shareholders of record at the close of business on August 14, 2015. The dividend was paid on September 1, 2015.

During the nine months ended October 3, 2015, the Corporation repurchased 506,300 shares of common stock at a cost of $24.8 million, or an average price of $48.94 per share.  As of October 3, 2015, $194.6 million of the Board's current repurchase authorization remained unspent.

Cash, cash equivalents and short-term investments, coupled with cash from future operations, borrowing capacity under the existing credit agreement and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.  During the first nine months of fiscal 2015, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us in fiscal 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance, early adoption is permitted. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements, and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The core principle of the ASU is that entities will be required to recognize the cumulative impact of a measurement period adjustment (including the impact on prior periods) in the reporting period in which the adjustment is identified. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. However early adoption is permitted. The company anticipates the adoption for fiscal 2016.

Looking Ahead

Management remains optimistic about the office furniture and hearth products markets.  Management believes the Corporation is well positioned to increase profits in 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 3, 2015, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 3, 2015.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of October 3, 2015, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended October 3, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/05/15 – 08/01/15	6,100	$48.77	6,100	$203,878,364
08/02/15 – 08/29/15	122,000	$48.85	122,000	$197,918,516
08/30/15 – 10/03/15	73,200	$45.35	73,200	$194,599,105
Total	201,300		201,300
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

•	No repurchase plans expired or were terminated during the third quarter of fiscal 2015, nor do any plans exist under which the Corporation does not intend to make further purchases.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 3, 2015	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements