Form 10-K
period 2016-01-02
HNI CORP
filed 2016-02-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of July 4, 2015 was $1,373,219,063, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 5% holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 5, 2016, was 44,159,340.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  Office furniture products include panel-based and freestanding furniture systems and complementary products such as seating, storage and tables. These products are sold primarily through a national system of dealers, wholesalers and office product distributors but also directly to end-user customers and federal, state and local governments.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2015, the Corporation had net sales of $2.3 billion, of which approximately $1.8 billion or 77% was attributable to office furniture products and $0.5 billion or 23% was attributable to hearth products.  Please refer to Reportable Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, Canada, China, Hong Kong, India and Taiwan.  See Item 2."Properties" for additional related discussion.

Nine operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:  The HON Company LLC ("HON"), Allsteel Inc., Maxon Furniture Inc., The Gunlocke Company L.L.C., Paoli LLC, Hickory Business Furniture, LLC (“HBF”), Artco-Bell Corporation ("Artcobell"), HNI Hong Kong Limited (“Lamex”) and BP Ergo Limited ("BP Ergo").  Each of these operating units provides products which are sold through various channels of distribution and segments of the industry. HNI International Inc. (“HNI International”) sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.

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

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring and the Corporation’s operations in general, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report, and the following sections in the Notes to Consolidated Financial Statements:  Nature of Operations, Business Combinations and Reportable Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), U.S. office furniture industry shipments were estimated to be $10.2 billion in 2015, an increase of 5% compared to 2014, which was a 4% increase from 2013 levels.

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

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by small/medium businesses on the basis of price, quality, selection and speed and reliability of delivery.  Office products dealers, wholesalers and national office product distributors are the primary distribution channels in this market.  Office furniture and products dealers publish content on the internet and periodic catalogs displaying office furniture and products from various manufacturers.

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

Employees/Members

As of January 2, 2016, the Corporation employed approximately 10,400 persons, 10,000 of whom were full-time and 400 of whom were temporary personnel.  The Corporation believes its labor relations are good.

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

The Corporation’s line of hearth products includes a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  Heatilator®, Heat & Glo®, Majestic® and Monessen® are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the leader in wood and pellet-burning stoves and furnaces with its Quadra-Fire®, Harman StoveTM,Vermont Castings® and PelProTM product lines which provide home heating solutions using renewable fuels.  See “Intellectual Property” under Item 1. "Business" for additional details.

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

Product Development

The Corporation's product development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design and on reducing manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines and platforms, applying ergonomic research, improving manufacturing processes, applying alternative materials and providing engineering support and training to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $31.1 million, $29.7 million and $27.3 million in product development during fiscal 2015, 2014 and 2013, respectively.

Intellectual Property

As of January 2, 2016, the Corporation owned 245 U.S. and 262 foreign patents with expiration dates through 2040 and had applications pending for 25 U.S. and 84 foreign patents.  In addition, the Corporation holds 198 U.S. and 460 foreign trademark registrations and has applications pending for 29 U.S. and 26 foreign trademarks.

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

The second distribution channel comprises national office product distributors including Staples, Inc. and Office Depot, Inc. which have announced a planned merger.  These distributors sell furniture along with office supplies through a national network of dealerships and sales offices, which assist their customers with the evaluation of office space requirements, systems layout and product selection and design and office solution services provided by professional designers.  These distributors also sell through on-line and retail office products stores.

The third distribution channel is where the Corporation has the lead selling relationship with the end-user.

The fourth distribution channel comprises wholesalers serving as distributors of the Corporation's products to independent dealers and national office products distributors.  The Corporation sells to the nation's largest office supply/furniture wholesalers, Essendant and S.P. Richards Company.  Wholesalers maintain inventory of standard product lines for resale to the various dealers and national office products distributors.  They also special order products from the Corporation in customer-selected models and colors.  The Corporation's wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

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

The Corporation also makes export sales through HNI International to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in the Middle East, Mexico, Latin America and the Caribbean.  Through Lamex and BP Ergo, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in Asia, primarily China and India.

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

In fiscal 2015, the Corporation's five largest customers represented approximately 22% of its consolidated net sales. No single customer accounted for 10% or more of the Corporation’s consolidated net sales in fiscal 2015.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, purchases by federal government entities collectively accounted for approximately 3% of the Corporation's consolidated net sales.

As of January 2, 2016, the Corporation had an order backlog of approximately $173.8 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $192.4 million as of January 3, 2015.  Backlog, in terms of percentage of net sales, was 7.6% and 8.7% for fiscal 2015 and 2014, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order or later upon customer request.  The dollar amount of the Corporation’s order backlog is, therefore, not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

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

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes primarily against a broad range of manufacturers, including Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2016 for environmental control facilities.  It is management’s judgment that compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Office furniture industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, small business confidence, commercial construction and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues. We experienced softening in the U.S. economy in fiscal 2015 and we expect economic uncertainty to continue into 2016, which could decrease demand for our office furniture products and have adverse effects on our operating results.

Hearth products industry sales are impacted by a variety of macroeconomic factors as well, including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics. Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues. Deterioration of the economic conditions or a slowdown in the recovery in the homebuilding industry and the hearth products market could decrease demand for our hearth products and have additional adverse effects on our operating results. Additionally, the recent decline in oil and other fuel prices has negatively impacted demand for our pellet stoves and we expect demand to remain soft in our pellet business as oil and other fuel prices are projected to remain low.

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

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change making it reasonably possible an impairment may exist.  As of January 2, 2016, we had goodwill of $278 million recorded on our balance sheet. We test for impairment annually during the fourth quarter of the year and whenever indicators of impairment exist.  We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the reporting unit.  If the fair value is determined to be less than carrying value, a second step is performed to determine the implied fair value of goodwill associated with the reporting unit.  If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment, and accordingly, an impairment is recognized.

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S. and other countries where we have a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any. As a result of impairment testing, we recorded goodwill and other long-lived asset impairments of $11 million during 2015.

The office furniture and hearth products industries are highly competitive and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, including architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation, Virco Mfg. Corporaton, Krueger International Inc. (KI) and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

Fluctuations in the price, availability and quality of the commodities, raw materials and components used by us in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand.  We source commodities, raw materials and components from domestic and international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality and availability of commodities, raw materials and components, including steel, one of our largest raw material categories, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We rely primarily on third-party freight and transportation providers to deliver our products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in our shipments and increase the cost to ship our products, which may adversely affect our profitability. Additionally, we import and export products and components, primarily using container ships, which load and unload through several U.S. ports, including ports on the West Coast. Port-caused delays in the shipment or receipt of products and components, including labor disputes, could cause delayed receipt of our products and components. These delays could cause manufacturing disruptions, increased expense resulting from alternate shipping methods or the inability to meet customer delivery expectations, which may adversely affect our sales and profitability.

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

Our continuing activities to reduce structural costs and drive consistent, flawless execution may result in customer disruption and may distract management from other activities.

As part of our commitment to taking structural cost out of our business, we regularly close, reconfigure or transform manufacturing and distribution facilities. In the past two years, we have closed several facilities in the United States and internationally. We have implemented, and will continue to implement, restructuring actions to transform our business and reduce our manufacturing footprint. These actions may take longer than anticipated, prove more costly than expected and may distract management from other activities. If we do not fully realize the expected benefits of our restructuring activities, our financial condition and ability to meet customer needs could be negatively affected.

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

We manufacture, market, and sell our products in international operations and sales, including in China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates, including the recent weakening of the Rupee in India and the Canadian Dollar.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

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

Our credit facility and other financing arrangements, including the note purchase agreement related to our senior notes which mature in April 2016, limit our ability to finance operations, service debt or engage in other business activities that may be in our interest.  Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions and enter into certain sale-leaseback arrangements.  Our note purchase agreement contains customary restrictive covenants, among other things, placing limits on our ability to incur liens on assets, incur additional debt, transfer or sell our assets, merge or consolidate with other persons or enter into material transactions with affiliates.  Our credit facility and note purchase agreement also require us to maintain certain financial covenants.

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may cause accelerated repayment of the indebtedness under the credit facility.  We cannot be certain we will have sufficient funds available to pay any accelerated repayments or we will have the ability to refinance accelerated repayments on terms favorable to us or at all.

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

We derive a portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty due to continuing budget cuts. Sales to federal government entities decreased by 8% in 2015 after being up 10% in the prior year and they may decline going forward, which could adversely impact our operating results.

Our contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records and reporting of costs.  If we were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state or local government contracting.

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

We are engaged in a multi-year, broad-based program, which we refer to as business systems transformation ("BST"), to implement new integrated software systems to support and streamline our business processes. We expect implementation of BST will require transformation of business and financial processes to realize the full benefits of the project. Significant efforts are required to design, test and implement BST, requiring investment of resources, including additional selling, general and administrative and capital expenditures. There can be no assurance other issues relating to BST implementation will not occur, including compatibility issues, integration challenges and delays, and higher than expected implementation costs. Additionally, when implemented, BST could function improperly or not deliver the projected benefits, which could significantly disrupt our business, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, generate management and financial reports and otherwise run our business. Our business and results of operations may be adversely affected if we experience problems related to BST.

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

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	1,007,716	Owned	Manufacturing office furniture (1)
Hickory, North Carolina	206,316	Owned	Manufacturing office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing fireplaces
Mechanicsburg, Pennsylvania	400,000	Leased	Warehousing office furniture
Milan, Illinois	244,017	Leased	Warehousing office furniture components
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing office furniture
Muscatine, Iowa	578,284	Owned	Warehousing office furniture
Muscatine, Iowa	236,100	Owned	Manufacturing office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing office furniture
Muscatine, Iowa	237,800	Owned	Manufacturing office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing office furniture (1)
Paris, Kentucky	300,000	Owned	Manufacturing fireplaces
Temple, Texas	395,428	Owned	Manufacturing office furniture
Temple, Texas	354,000	Leased	Warehousing office furniture
Wayland, New York	716,484	Owned	Manufacturing office furniture (1)

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

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows or on the Corporation’s quarterly or annual operating results when resolved in a future period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT
January 2, 2016

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Julie M. Abramowski	40	None	Vice President, Corporate Controller	2015	Director, Financial Reporting (2014-2015); Director, Financial Planning and Analysis, Leveraged Furniture Operations (2013-2014); Corporate Controller, The HON Company (2007-2013)
Stan A. Askren	55	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Steven M. Bradford	58	None	Senior Vice President, General Counsel and Secretary	2015	Vice President, General Counsel and Secretary (2008-2015)
Bradley D. Determan	54	None	Executive Vice President President, Hearth & Home Technologies Group	2005 2015	President, Hearth & Home Technologies LLC (2003-2015)
Jerald K. Dittmer	58	None	Executive Vice President President, The HON Company LLC	2008 2008
Jeffrey D. Lorenger	50	None	Executive Vice President President, HNI Contract Furniture Group	2010 2014	President, Allsteel, Inc. (2008-2014)
Donald T. Mead	56	None	Executive Vice President President, The Gunlocke Company L.L.C.	2011 2008
Donna D. Meade	50	None	Vice President, Member Relations	2014	Vice President, Member and Community Relations, Allsteel Inc. (2009-14)
Marco V. Molinari	56	None	Executive Vice President President, HNI International Inc.	2006 2003
Kurt A. Tjaden	52	None	Senior Vice President and Chief Financial Officer	2015	Vice President and Chief Financial Officer (2008-2015)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2015, the Corporation had 7,171 stockholders of record.

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

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 77% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended January 2, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/04/15 - 10/31/15	2,000	$42.48	2,000	$194,514,152
11/01/15 - 11/28/15	38,000	$42.91	38,000	$192,883,610
11/29/15 - 1/02/16	3,700	$43.80	3,700	$192,721,564
Total	43,700		43,700
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

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2015, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2015	2014	2013	2012	2011
Operating Results (Thousands of Dollars)
Net Sales	$2,304,419	$2,222,695	$2,059,964	$2,004,003	$1,833,450
Gross Profit as a % of Net Sales	36.8%	35.3%	34.7%	34.4%	34.9%
Net Income Attributable to HNI Corporation	$105,436	$61,471	$63,683	$48,967	$45,986
Net Income Attributable to HNI Corporation as a % of Net Sales	4.6%	2.8%	3.1%	2.4%	2.5%
Share and Per Share Data (Basic and Dilutive)
Net Income Attributable to HNI Corporation – basic	$2.38	$1.37	$1.41	$1.08	$1.03
Net Income Attributable to HNI Corporation – diluted	$2.32	$1.35	$1.39	$1.07	$1.01
Cash Dividends	$1.045	$0.99	$0.96	$0.95	$0.92
Weighted-Average Shares Outstanding During Year – basic (in Thousands)	44,285	44,760	45,251	45,211	44,803
Weighted-Average Shares Outstanding During Year – diluted (in Thousands)	45,441	45,579	45,956	45,820	45,694
Financial Position (Thousands of Dollars)
Current Assets	$438,370	$455,559	$433,228	$402,375	$431,504
Current Liabilities	$435,900	$457,333	$411,584	$389,171	$382,270
Working Capital	$2,470	$(1,774)	$21,644	$13,204	$49,234
Total Assets	$1,263,925	$1,239,334	$1,134,705	$1,077,066	$1,051,722
% Return on Beginning Assets Employed	13.3%	9.9%	9.8%	8.3%	8.2%
Long-Term Debt and Capital Lease Obligations	$185,000	$197,736	$150,197	$150,372	$150,540
Shareholders’ Equity	$476,954	$414,587	$436,328	$420,359	$419,057
% Return on Average Shareholders’ Equity	23.7%	14.4%	14.9%	11.7%	11.1%

2014 reflects a 53-week year

Reflects Artcobell acquisition beginning in 2011, BP Ergo acquisition beginning in 2012 and VCG acquisition beginning in 2014.

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

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and North America’s leading manufacturer and marketer of gas and wood burning fireplaces.  The Corporation utilizes its split and focus, with leverage, decentralized business model to deliver value to its customers with various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

The Corporation delivered another strong year in 2015 with top-line growth in both the office furniture and hearth products segments. Our businesses performed well in a challenging, slow-growth economic environment. Growth in the office furniture segment was led by continued momentum in the contract channel. The supplies channel of the office furniture segment was flat due to muted small business confidence. The Corporation's hearth products segment saw mixed results as solid growth in new construction and retail/retrofit businesses was partially offset by a significant decline in the biomass business due to low oil prices and unseasonably warm weather. Strong operational performance, consistent flawless execution for our customers and benefits from operational investments were key drivers for increased earnings over 2014. The Corporation remains committed to long-term profitable growth across its core businesses and continued focused investments in selling, marketing, manufacturing and product initiatives.

Net sales during 2015 were $2.3 billion, an increase of 3.7 percent, compared to net sales of $2.2 billion in 2014. The sales increase was driven by increased volume in the contract channel of the office furniture segment as well as the new construction channel of the hearth products segment. The Corporation completed the acquisition of Vermont Castings Group ("VCG"), a manufacturer of free-standing hearth stoves and fireplaces, during the fourth quarter of 2014. The VCG acquisition increased sales $62.7 million in 2015.

Fiscal 2015 included 52 weeks compared to 53 weeks in 2014. Due to the Corporation's holiday schedule and production shutdowns, the extra week in 2014 had minimal impact on net sales and operating income.

The Corporation recorded $11.2 million and $29.4 million of goodwill and intangible impairment charges during 2015 and 2014, respectively, related to reporting units in the office furniture segment acquired over the past five years. These impairment charges are the result of current and projected market conditions and product and operational transformation.

Results of Operations

The following table sets forth the percentage of consolidated net sales represented by certain items reflected in the Corporation’s Consolidated Statements of Income for the periods indicated.

Fiscal	2015	2014	2013
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	63.2	64.7	65.3
Gross profit	36.8	35.3	34.7
Selling and administrative expenses	29.2	29.2	29.4
(Gain) loss on sale of assets	—	(0.5)	0.1
Restructuring related charges	0.5	1.5	—
Operating income	7.1	5.1	5.1
Interest expense net	0.3	0.4	0.5
Income before income taxes	6.8	4.7	4.7
Income taxes	2.2	2.0	1.6
Net income attributable to the noncontrolling interest	—	—	—
Net income attributable to HNI Corporation	4.6%	2.8%	3.1%

Net Sales

Net sales during 2015 were $2.3 billion, an increase of 3.7 percent, compared to net sales of $2.2 billion in 2014.   Compared to the prior year, the acquisition of VCG increased sales $62.7 million. On an organic basis, sales increased 0.9 percent. Sales in the office furniture segment were driven by continued momentum in the contract channel while the supplies channel was flat due to muted small business confidence. Sales in the hearth products segment were driven by new construction growth while the remodel/retrofit channel declined due to the impact of warm weather and low oil prices on biomass sales. Both segments experienced price realization compared to 2014.

Net sales during 2014 were $2.2 billion, an increase of 7.9 percent, compared to net sales of $2.1 billion in 2013.  Both the office furniture segment and the hearth products segment experienced better price realization and increased volume. Compared to 2013, the acquisition of VCG, net of divestitures of several small businesses, including office furniture dealers, increased sales $7.5 million.

Fiscal 2014 included 53 weeks compared to 52 weeks in 2015 and 2013. Due to the Corporation's holiday schedule and production shutdowns, the extra week had minimal impact on net sales and operating income.

Gross Profit

Gross profit as a percent of net sales increased 150 basis points in 2015 as compared to 2014 driven by strong operational performance, structural cost reductions, lower restructuring charges, favorable material costs and price realization partially offset by lower volume and unfavorable product mix.  Gross profit as a percent of net sales increased 60 basis points in 2014 as compared to 2013 due to higher volume, price realization and strong operational performance offset partially by unfavorable product mix, investments in operations, higher warranty costs and increased restructuring and transition costs.

Selling and Administrative Expenses

Selling and administrative expenses increased 3.6 percent in 2015 but were flat as a percentage of net sales driven by higher freight costs, strategic investments and acquisition impact, offset by lower incentive based compensation and cost reductions. Selling and administrative costs increased 7.0 percent in 2014 due to  volume related expenses, higher freight costs, investments in selling and growth initiatives, increased group medical costs, higher incentive-based compensation and costs associated with an acquisition.

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

Restructuring and Impairment Charges

As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision to exit a small line of business within our hearth products segment during 2015. The Corporation incurred $0.9 million of restructuring charges as the result of this decision, of which $0.8 million were included in Cost of Sales.

During 2014, the Corporation made decisions to close three office furniture manufacturing facilities located in Florence, Alabama, Chicago, Illinois and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions, the Corporation recorded $8.8 million of pre-tax charges in 2014, which included $5.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales and $3.6 million of severance and facility exit costs which were recorded as restructuring charges during the year. During 2015, the Corporation incurred $0.4 million of pre-tax restructuring charges related to these closures in the form of facility exit costs partially offset by lower than anticipated post employment costs.

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2013, the Corporation incurred $0.3 million of restructuring charges due to ongoing costs related to a vacant building from this closure.

The Corporation recorded $11.2 million and $29.4 million of goodwill and intangible impairments in 2015 and 2014, respectively, related to reporting units in the office furniture segment acquired over the past five years. These impairment charges are the result of current and projected market conditions and product and operational transformation.

Operating Income

Operating income increased $50.9 million to $163.7 million in 2015, compared to $112.8 million in 2014, driven by strong operational performance, structural cost reductions, lower restructuring and impairment charges, favorable material costs and price realization. These factors were offset partially by lower volume, unfavorable product mix, higher freight costs and strategic investments.

Operating income increased $6.9 million to $112.8 million in 2014, compared to $106.0 million in 2013.  The increase was due to higher volume, price realization, strong operational performance and gains on sale of assets. These drivers were offset partially by investments in operations, unfavorable product mix, increased warranty costs, higher freight costs, increased group medical costs, higher incentive-based compensation and restructuring, impairment and transition costs

Income Taxes

The provision for income taxes reflect an effective tax rate of 32.9 percent, 41.7 percent and 34.5 percent for 2015, 2014 and 2013, respectively. The 2015 decrease in the effective tax rate was driven by the non-deductibility of goodwill impairment in 2014, an increased tax benefit for the U.S. Manufacturing Deduction, and an increase in the R&D credit. The 2014 effective tax rate increase over 2013 was primarily driven by the non-deductibility of goodwill impairment.

Net Income Attributable to HNI Corporation

Net income attributable to HNI Corporation increased 71.5 percent to $105.4 million in 2015 compared to $61.5 million in 2014 and $63.7 million in 2013.  Net income per diluted share increased 71.9 percent to $2.32 in 2015 compared to $1.35 in 2014 and $1.39 in 2013.

Office Furniture

Office furniture comprised 77 percent, 78 percent, and 82 percent of consolidated net sales for 2015, 2014 and 2013, respectively.  Net sales for office furniture increased $38.8 million or 2.2 percent in 2015 to $1.778 billion compared to $1.739 billion in 2014 including price realization of $31 million. The Corporation experienced growth in the contract channel while the supplies channel remained flat. BIFMA reported 2015 shipments up 5 percent from 2014 levels, which were up 4 percent from 2013 levels.

Net sales for office furniture increased $53.8 million or 3.2 percent in 2014 to $1.739 billion compared to $1.685 billion in 2013 including price realization of $36 million. Compared to prior year, divestitures of several small businesses, including office furniture dealers, reduced sales by $17.7 million. The Corporation experienced growth in both the supplies-driven and contract channels.

Operating profit as a percent of net sales was 7.7 percent in 2015, 5.0 percent in 2014 and 5.8 percent in 2013.  The improvement in operating margins for 2015 was due to increased volume, strong operational performance, cost reductions, lower restructuring and impairment charges, favorable material costs and price realization. These drivers were partially offset by unfavorable product mix, higher freight costs, strategic investments, and incentive based compensation. The decrease in operating margins in 2014 from 2013 was due to unfavorable product mix, investment in operations, higher freight costs, increased incentive-based compensation, restructuring charges, goodwill and intangible impairments and transition costs. These factors were partially offset by higher volume, better price realization, strong operational performance and gains on sale of assets.

Hearth Products

Hearth products sales increased $43.0 million or 8.9 percent in 2015 to $527 million compared to $484 million in 2014 including price realization of $6 million and incremental sales from the VCG acquisition of $63 million. Sales in the new construction channel grew as the housing market continued to recover but were offset by a decline in the biomass portion of the remodel/retrofit channel due to unseasonably warm weather and low oil prices.

Hearth products sales increased 29.1 percent in 2014 to $484 million compared to $375 million in 2013 including price realization of $6 million and incremental sales from the VCG acquisition of $25 million. The sales increase was also due to an increase in both the new construction channel due to the continued housing market recovery and the remodel/retrofit channel due to strong biomass product sales.

Operating profit as a percent of sales in 2015 was 14.8 percent compared to 15.9 percent in 2014 and 12.5 percent in 2013.  The 2015 decrease in operating margins was due to dilution caused by the VCG acquisition and decreased volume partially offset by by cost reductions, lower material costs, and price realization. The increase in operating margins in 2014 compared to 2013 was due to higher volume and better price realization, partially offset by increased material costs, higher warranty expense, increased incentive-based compensation and acquisition impact.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2015 totaled $173.4 million compared to $167.8 million generated in 2014.  The increase in cash generated was driven by higher net income partially offset by working capital. Changes in working capital balances resulted in a $28.1 million use of cash in 2015 compared to $2.3 million source of cash in the prior year. Cash generated from operating activities in 2013 totaled $165.0 million and changes in working capital balances resulted in a $16.8 million source of cash.

The use of cash related to working capital balance in 2015 was primarily driven from lower accounts payable of $26.3 million due to timing of payments. Other uses of cash include higher receivables due to sales timing and increased inventory due to strategic investments.

The use of cash related to working capital balance in 2014 was primarily driven from higher inventory of $23.4 million due to strategic initiatives, impact of west coast port congestion and timing of shipments. This use of cash was offset partially by an $8.6 million decrease in trade receivables due to strong collection efforts and timing and a $21.8 million increase in current liabilities from timing of accounts payable and higher compensation, benefits and marketing accruals partially offset by a decrease in tax related accruals.

The Corporation places special emphasis on management and control of working capital with a particular focus on trade receivables and inventory levels.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2015 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.7 percent, 2.1 percent and 2.6 percent at the end of fiscal years 2015, 2014 and 2013, respectively.

The Corporation’s inventory turns were 12, 12 and 15, for fiscal years 2015, 2014 and 2013, respectively. The decrease in inventory turns from 2013 is due to strategic initiatives.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $115.0 million in 2015, $112.7 million in 2014 and $78.9 million in 2013.  These expenditures continue to focus on machinery, equipment and tooling required to support new products, continuous improvements and cost savings initiatives in our manufacturing processes as well as the implementation of new integrated information systems to support business process transformation.  The Corporation anticipates capital expenditures for 2016 to total $105 million to $110 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

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

Cash Flow – Financing Activities

The Corporation, certain domestic subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") on June 9, 2015.
The Credit Agreement amended and restated the Corporation's existing $250 million revolving credit facility dated September 28, 2011.

As of January 2, 2016, there was $40 million outstanding under the $250 million revolving credit facility of which $35 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year and $5 million was classified as current as the Corporation does expect to repay the borrowings within a year.

The Corporation, certain domestic subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into the First Amendment to Second Amended and Restated Credit Agreement (the "Credit Agreement Amendment") on January 6, 2016. The Credit Agreement Amendment amends the Second Amended and Restated Credit Agreement dated as of June 9, 2015.

The Credit Agreement was amended to, among other things, increase the revolving commitment of the lenders from $250 million to $400 million (while retaining the Corporation's option under the Credit Agreement to increase its borrowing capacity by an additional $150 million) in order to provide funding for the expected pay off of maturing Senior Notes and to extend the maturity date from June 2020 to January 2021.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At January 2, 2016, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement and the note purchase agreement.  The Corporation expects to remain in compliance over the next twelve months.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured Senior Notes (due 2016) issued through the private placement debt market.  Interest payments are due semi-annually on April 1 and October 1 of each year and the principal is due in a lump sum on April 6, 2016. These Senior Notes were classified as long term as of January 2, 2016 since the Corporation will pay off the Senior Notes upon maturity with revolving credit facility borrowings expected to remain outstanding for more than twelve months.

During 2015, the Corporation repurchased 550,000 shares of its common stock at a cost of approximately $26.7 million, or an average price of $48.47 per share. The Board authorized $200 million on November 9, 2007, and an additional $200 million on November 7, 2014, for repurchases of the Corporation’s common stock.  As of January 2, 2016, approximately $192.7 million of this authorized amount remained unspent.   During 2014, the Corporation repurchased 1,665,850 shares of its common stock at a cost of approximately $67.9 million, or an average price of $40.76 per share. During 2013, the Corporation repurchased 740,000 shares of its common stock at a cost of approximately $27.5 million, or an average price of $37.15 per share.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $1.045 per common share for 2015, $0.99 for 2014 and $0.96 for 2013.  The last quarterly dividend increase was from $0.25 to $0.265 per common share effective with the May 29, 2015 dividend payment for shareholders of record at the close of business on May 15, 2015.  The average dividend payout percentage for the most recent three-year period has been 77 percent of prior year earnings or 28 percent of prior year cash flow from operating activities.

Cash, cash equivalents and short-term investments totaled $32.8 million at the end of 2015 compared to $37.2 million at the end of 2014 and $72.3 million at the end of 2013.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility as amended January 6, 2016 and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2015, $13.1 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated it could result in additional tax expense to the Corporation. The Corporation does not believe asserting this cash as permanently reinvested will have any impact on its liquidity.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$195,222	$159,604	$35,618	$—	$—
Operating lease obligations	98,706	30,241	40,324	17,873	10,268
Purchase obligations (2)	64,403	64,403	—	—	—
Other long-term obligations (3)	47,835	7,034	11,665	3,197	25,939
Total	$406,166	$261,282	$87,607	$21,070	$36,207

(1)
Interest has been included for all debt at the fixed or variable rate in effect as of January 2, 2016, as applicable. See Note 10 "Long-Term Debt" in the Notes to Consolidated Financial Statements for further information.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  The Corporation reviews goodwill at the reporting unit level within its office furniture and hearth products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.   The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. If the two-step is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation relies on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.   In the market approach, the Corporation utilizes the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

Additionally, the Corporation compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever indication of impairment exists.   The estimate of the fair value of the trade names is based on a discounted cash flow model using inputs which include: projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned and a discount rate.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Key to recoverability of goodwill, indefinite-lived intangibles and long-lived assets is the forecast of economic conditions and its impact on future revenues, operating margins and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.

Self-insured reserves – The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive and the related liabilities are included in the accompanying financial statements.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The core principle of the ASU is that entities will be required to recognize the cumulative impact of a measurement period adjustment (including the impact on prior periods) in the reporting period in which the adjustment is identified. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. However early adoption is permitted. The company anticipates the adoption for fiscal 2016 with minimal impact.

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

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard and cartoning.  Steel, aluminum and wood/wood related products are the most significant raw material used in the manufacturing of products.  The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas.  The cost of wood particleboard has been impacted by continued downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering and price increases on its products. Margins have been negatively impacted in the past due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

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

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.  As of January 2, 2016, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for KPMG LLP and PricewaterhouseCoopers LLP” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2015 Annual Report to Shareholders are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits
An exhibit index of all exhibits incorporated by reference into, or filed with, this Report appears on Page 71.  The following exhibits are filed herewith:

Exhibit
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm (KPMG)
(23.2)	Consent of Independent Registered Public Accounting Firm (PwC)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 29, 2016	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 29, 2016
Stan A. Askren	Principal Executive Officer,
and Director

/s/ Kurt A. Tjaden	Senior Vice President and Chief Financial	February 29, 2016
Kurt A. Tjaden	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary H. Bell	Director	February 29, 2016
Mary H. Bell

/s/ Miguel M. Calado	Director	February 29, 2016
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 29, 2016
Cheryl A. Francis

/s/ James R. Jenkins	Director	February 29, 2016
James R. Jenkins

/s/ Mary K. W. Jones	Director	February 29, 2016
Mary K. W. Jones

/s/ Dennis J. Martin	Director	February 29, 2016
Dennis J. Martin

/s/ Larry B. Porcellato	Director	February 29, 2016
Larry B. Porcellato

Signature	Title	Date

/s/ Abbie J. Smith	Lead Director	February 29, 2016
Abbie J. Smith

/s/ Brian E. Stern	Director	February 29, 2016
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 29, 2016
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2016.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 2, 2016, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

We have audited the accompanying consolidated balance sheet of HNI Corporation (the Company) and subsidiaries as of January 2, 2016 and the related consolidated statements of comprehensive income, equity, and cash flows for the year ended January 2, 2016. We also have audited HNI Corporation’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HNI Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HNI Corporation and subsidiaries as of January 2, 2016, and the results of their operations and their cash flows for the year ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, HNI Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .
/s/ KPMG LLP
Chicago, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated balance sheet as of January 3, 2015 and the related consolidated statements of comprehensive income, statements of equity, and statements of cash flows for each of two years in the period ended January 3, 2015 present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries at January 3, 2015, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2015

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except for per share data)
For the Years	2015	2014	2013
Net sales	$2,304,419	$2,222,695	$2,059,964
Cost of products sold	1,457,021	1,438,495	1,344,672
Gross profit	847,398	784,200	715,292
Selling and administrative expenses	672,125	649,055	606,512
(Gain) loss on sale of assets	(195)	(10,723)	2,460
Restructuring and impairment charges	11,792	33,019	333
Operating income	163,676	112,849	105,987
Interest income	395	418	626
Interest expense	6,901	8,336	9,906
Income before income taxes	157,170	104,931	96,707
Income taxes	51,764	43,776	33,338
Net income	105,406	61,155	63,369
Less: Net (loss) attributable to the noncontrolling interest	(30)	(316)	(314)
Net income attributable to HNI Corporation	$105,436	$61,471	$63,683
Net income attributable to HNI Corporation per common share – basic	$2.38	$1.37	$1.41
Weighted average shares outstanding – basic	44,285,298	44,759,716	45,250,665
Net income attributable to HNI Corporation per common share – diluted	$2.32	$1.35	$1.39
Weighted average shares outstanding - diluted	45,440,653	45,578,872	45,956,280

Foreign currency translation adjustments	$(1,901)	$(691)	$(2,562)
Change in unrealized gains and losses on marketable securities (net of tax)	(39)	(44)	(124)
Change in pension and postretirement liabilty (net of tax)	1,256	(4,622)	2,151
Change in derivative financial instruments (net of tax)	873	(983)	187
Other comprehensive income(loss) net of tax	$189	$(6,340)	$(348)
Comprehensive income	105,595	54,815	63,021
Less: Comprehensive (loss) attributable to noncontrolling interest	(30)	(316)	(314)
Comprehensive income attributable to HNI Corporation	$105,625	$55,131	$63,335
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars and shares except par value)

As of Year-end	2015	2014
Assets
Current Assets
Cash and cash equivalents	$28,548	$34,144
Short-term investments	4,252	3,052
Receivables, net	243,409	240,053
Inventories, net	125,228	121,791
Deferred income taxes	—	17,310
Prepaid expenses and other current assets	36,933	39,209
Total Current Assets	438,370	455,559
Property, Plant, and Equipment	341,159	311,008
Goodwill	277,650	279,310
Other Assets	206,746	193,457
Total Assets	$1,263,925	$1,239,334
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$424,405	$453,754
Note payable and current maturities of long-term debt and capital lease obligations	5,477	160
Current maturities of other long-term obligations	6,018	3,419
Total Current Liabilities	435,900	457,333
Long-Term Debt	185,000	197,736
Other Long-Term Liabilities	76,792	80,353
Deferred Income Taxes	88,934	89,411
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $1 par value	—	—
Authorized: 2,000
Issued: None
Common stock - $1 par value	44,158	44,166
Authorized: 200,000
Issued and outstanding: 2015 - 44,158; 2014 - 44,166
Additional paid-in capital	4,407	867
Retained earnings	433,575	374,929
Accumulated other comprehensive loss	(5,186)	(5,375)
Total HNI Corporation shareholders’ equity	476,954	414,587
Noncontrolling interest	345	(86)
Total Equity	477,299	414,501
Total Liabilities and Equity	$1,263,925	$1,239,334
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2012	$44,951	$20,153	$353,942	$1,313	$301	$420,660
Comprehensive income:
Net income			63,683		(314)	63,369
Other comprehensive income (net of tax)				(348)		(348)
Distributions to noncontrolling interest					(167)	(167)
Change in ownership of noncontrolling interest			(479)		269	(210)
Cash dividends; $0.96 per share			(43,494)			(43,494)
Common shares – treasury:
Shares purchased	(740)	(26,748)				(27,488)
Shares issued under Members’ Stock Purchase Plan and stock awards	771	23,324				24,095
Balance, December 28, 2013	$44,982	$16,729	$373,652	$965	$89	$436,417
Comprehensive income:
Net income (loss)			61,471		(316)	61,155
Other comprehensive (loss) (net of tax)				(6,340)		(6,340)
Distributions to noncontrolling interest					(5)	(5)
Change in ownership of noncontrolling interest			(146)		146	—
Cash dividends; $0.99 per share			(44,328)			(44,328)
Common shares – treasury:
Shares purchased	(1,666)	(50,522)	(15,720)			(67,908)
Shares issued under Members’ Stock Purchase Plan and stock awards	850	34,660				35,510
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)			105,436		(30)	105,406
Other comprehensive (loss) (net of tax)				189		189
Distributions to noncontrolling interest						—
Change in ownership of noncontrolling interest			(461)		461	—
Cash dividends; $1.045 per share			(46,329)			(46,329)
Common shares – treasury:
Shares purchased	(550)	(26,107)				(26,657)
Shares issued under Members’ Stock Purchase Plan and stock awards	542	29,647				30,189
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2015	2014	2013
Net Cash Flows From (To) Operating Activities:
Net income	$105,406	$61,155	$63,369
Noncash items included in net income:
Depreciation and amortization	57,564	56,722	46,621
Other postretirement and post-employment benefits	1,856	1,239	1,309
Stock-based compensation	9,097	8,597	7,451
Excess tax benefits from stock compensation	(1,581)	(2,161)	(2,211)
Deferred income taxes	15,257	14,655	18,451
Net (gain) loss on sale of long-lived assets	1,222	(10,327)	344
Loss on impairment of intangibles	11,241	29,382	—
Loss on sale of business	—	—	2,177
Other – net	(1,216)	4,693	4,419
Changes in working capital, excluding acquisition and disposition:
Receivables	(3,592)	8,631	(21,029)
Inventories	(4,221)	(23,437)	1,606
Prepaid expenses and other current assets	(5,940)	(4,622)	526
Accounts payable and accrued expenses	(21,121)	32,915	31,215
Income taxes	6,799	(11,165)	4,525
Increase (decrease) in other liabilities	2,581	1,519	6,229
Net cash flows from (to) operating activities	173,352	167,796	165,002
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(82,610)	(74,323)	(60,977)
Proceeds from sale of property, plant and equipment	2,201	16,361	421
Capitalized software	(32,356)	(38,390)	(17,918)
Acquisition spending, net of cash acquired	—	(61,823)	—
Purchase of investments	(3,660)	(3,801)	(1,107)
Sales or maturities of investments	3,550	7,770	5,053
Other – net	—	(4)	(891)
Net cash flows from (to) investing activities	(112,875)	(154,210)	(75,419)
Net Cash Flows From (To) Financing Activities:
Purchase of HNI Corporation common stock	(26,657)	(67,908)	(27,488)
Withholding related to net share settlements of equity based awards	(171)	(79)	(1,598)
Proceeds from note and long-term debt	448,449	282,808	157,967
Payments of note and long-term debt and other financing	(455,222)	(235,595)	(163,524)
Proceeds from sale of HNI Corporation common stock	12,276	18,469	9,591
Excess tax benefits from stock compensation	1,581	2,161	2,211
Dividends paid	(46,329)	(44,328)	(43,494)
Net cash flows from (to) financing activities	(66,073)	(44,472)	(66,335)
Net increase (decrease) in cash and cash equivalents	(5,596)	(30,886)	23,248
Cash and cash equivalents at beginning of year	34,144	65,030	41,782
Cash and cash equivalents at end of year	$28,548	$34,144	$65,030
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Reportable Segment Information for further information.  Office furniture products include panel-based and freestanding furniture systems and complementary products such as seating, storage and tables. These products are sold primarily through a national system of dealers, wholesalers and office product distributors but also directly to end-user customers and federal, state and local governments.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America and the Caribbean, through its export subsidiary and manufactures and markets office furniture in Asia and India; however, based on sales, these activities are not significant.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2015 ended on January 2, 2016; 2014 ended on January 3, 2015; and 2013 ended on December 28, 2013.  The financial statements for fiscal year 2014 are on a 53-week basis. The financial statements for fiscal years 2015 and 2013 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
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

At January 2, 2016 and January 3, 2015, cash, cash equivalents and investments consisted of the following:

Year-End 2015 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$252	$—
Available-for-sale securities
Debt securities	—	4,000	8,067
Cash and money market accounts	28,548	—	—
Total	$28,548	$4,252	$8,067

The amortized cost basis of the debt securities as of January 2, 2016 was $12.1 million. Immaterial unrealized gains are recorded in accumulated other comprehensive income as of January 2, 2016 for these debt securities.

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

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $4.3 million and $5.1 million for 2015 and 2014, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Amounts written off, net of recoveries and other adjustments	Balance at end of period
Year ended January 2, 2016	5,096	1,394	2,203	4,287
Year ended January 3, 2015	6,208	343	1,455	5,096
Year ended December 28, 2013	5,151	2,590	1,533	6,208

Inventories
The Corporation valued 78 percent and 71 percent of its inventory by the LIFO method at January 2, 2016 and January 3, 2015, respectively.  During 2014 and 2013, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.03 million and $0.2 million in 2014 and 2013, respectively. If the FIFO method had been in use, inventories would have been $25.1 million and $28.0 million higher than reported at January 2, 2016 and January 3, 2015, respectively.

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

Goodwill and Other Intangible Assets
See Goodwill and Other Intangible Assets note to consolidated financial statements.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2015	2014	2013
Balance at the beginning of the period	$16,719	$13,840	$13,055
Accrual assumed from acquisition	—	1,100	—
Accruals for warranties issued during the period	19,995	18,951	21,878
Accrual(Recovery) related to pre-existing warranties	(334)	172	106
Settlements made during the period	(20,153)	(17,344)	(21,199)
Balance at the end of the period	$16,227	$16,719	$13,840

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $8.2 million and $8.5 million as of January 2, 2016 and January 3, 2015, respectively, and is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.0 million and $8.2 million, as of January 2, 2016 and January 3, 2015, respectively, and are included in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $31.1 million in 2015, $29.7 million in 2014 and $27.3 million in 2013 and were recorded in "Selling and Administrative Expenses" on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense on shipments to customers in "Selling and Administrative Expenses" on the Consolidated Statements of Income.  Amounts recorded were $133.4 million in 2015, $131.0 million in 2014 and $123.8 million in 2013.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation note to consolidated financial statements for further information.

Income Taxes
The Corporation uses an asset and liability approach that takes into account guidance related to uncertain tax positions and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $33.9 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of January 2, 2016.  The Corporation believes the U.S. tax cost on unremitted foreign earnings would be approximately $10.3 million if the amounts were not considered permanently reinvested. See the Income Tax note to consolidated financial statements for further information.

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

(In thousands, except per share data)	2015	2014	2013
Numerators:
Numerators for both basic and diluted EPS net income attributable to parent company	$105,436	$61,471	$63,683
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,285	44,760	45,251
Potentially dilutive shares from stock option plans	1,156	819	706
Denominator for diluted EPS	45,441	45,579	45,956
Earnings per share – basic	$2.38	$1.37	$1.41
Earnings per share – diluted	$2.32	$1.35	$1.39

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2015, 2014 and 2013 because inclusion would have been anti-dilutive.  The number of stock options outstanding which met this criterion was 493,202; 500,058 and 769,394 for 2015, 2014 and 2013, respectively.

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

Self-Insurance
The Corporation is primarily self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive and the related liabilities are included in the accompanying consolidated financial statements.  As of January 2, 2016, these liabilities totaled $27.7 million.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Reclassifications
Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the fiscal year ended January 2, 2016.

Note 3. Restructuring and Impairment Charges
As a result of the Corporation's ongoing business simplification and cost reduction strategies, the Corporation made the decision to exit a line of business within our hearth products segment during 2015. The Corporation incurred $0.9 million of restructuring charges as the result of this decision of which $0.8 million were included in Cost of Sales.

During 2014, the Corporation made decisions to close three office furniture manufacturing facilities located in Florence, Alabama, Chicago, Illinois and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions, the Corporation recorded $8.8 million of pre-tax charges in 2014, which included $5.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales and $3.6 million of severance and facility exit costs which were recorded as restructuring charges during the year. During 2015 the Corporation incurred $0.4 million of pre-tax restructuring charges related to these closures in the form of facility exit costs partially offset by lower than anticipated post employment costs.

During 2010, the Corporation completed the shutdown of an office furniture facility in South Gate, California and consolidated production into existing office furniture manufacturing facilities.  During 2013, the Corporation incurred $0.3 million of restructuring charges due to ongoing costs related to a vacant building from this closure.

The following table summarizes the restructuring accrual activity since the beginning of fiscal 2013.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 29, 2012	$192	$18	$210
Restructuring charges	(8)	341	333
Cash payments	(135)	(353)	(488)
Restructuring reserve At December 28, 2013	$49	$6	$55
Restructuring charges	2,933	705	3,638
Cash payments	(1,769)	(711)	(2,480)
Restructuring reserve At January 3, 2015	$1,213	$—	$1,213
Restructuring charges	(706)	1,255	549
Cash Payments	(257)	(1,240)	(1,497)
Restructuring reserve At January 2, 2016	$250	$15	$265

The Corporation recorded $11.2 million of goodwill and long-lived asset impairments in 2015 included in the “Restructuring and Impairment Charges” line item on the Consolidated Statements of Income. See Goodwill and Other Intangible Assets note to consolidated financial statements for more information.

Note 4. Business Combinations
The Corporation completed the acquisition of Vermont Casting Group, a leading manufacturer of free-standing hearth stoves and fireplaces, on October 1, 2014 for a purchase price of $62.2 million in an all cash transaction. There were $24.9 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from five to fifteen years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets’ existing relationships. There was $17.0 million of goodwill associated with this acquisition assigned to the hearth products segment. The goodwill is not deductible for income tax purposes.

Note 5. Supplemental Cash Flow Information
The Corporation's cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

(In thousands)	2015	2014	2013
Cash paid for:
Interest paid (net of capitalized interest)	$7,066	$8,301	$9,909
Income taxes paid	28,252	36,637	9,576
Changes in accrued expenses due to:
Purchases of property and equipment	(327)	3,873	3,769
Purchases of capitalized software	(2,806)	2,183	1,114

Note 6. Inventories

(In thousands)	2015	2014
Finished products	$68,478	$65,126
Materials and work in process	81,860	84,677
LIFO reserve	(25,110)	(28,012)
	$125,228	$121,791

Note 7. Property, Plant, and Equipment

(In thousands)	2015	2014
Land and land improvements	$28,801	$27,329
Buildings	298,516	298,170
Machinery and equipment	515,131	492,646
Construction and equipment installation in progress	31,986	27,704
	874,434	845,849
Less: accumulated depreciation	533,275	534,841
	$341,159	$311,008

Total depreciation expense was $46.5 million, $46.1 million and $36.3 million in 2015, 2014 and 2013, respectively.

Note 8. Goodwill and Other Intangible Assets

As a result of the required annual impairment assessment performed in the fourth quarter of 2015, the Corporation determined the fair value of a recently acquired reporting unit within the office furniture segment was below its carrying value. The decline in the estimated fair value of this reporting unit was largely driven by lower than expected operating performance in 2015. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for sales force and operational transformation and other expectations about the anticipated short-term and long-term operating results of the reporting unit. Based on the two-step analysis, the Corporation recorded a $3.0 million goodwill impairment charge in 2015, and there was no remaining net goodwill in the reporting unit as of January 2, 2016. Additionally and prior to the goodwill impairment assessment, the Corporation tested the recoverability of the long-lived assets in that reporting unit, other than goodwill, which included definite-lived intangible assets consisting of customer lists and trade names, and recorded an impairment charge of $8.3 million.

Based on the results of the annual impairment tests, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all other reporting units included in the annual two-step impairment test except the two noted below, the estimated fair value is significantly in excess of carrying value.

For one of the office furniture reporting units that exceeded its carrying value by approximately 12.9 percent, the Corporation assumed a discount rate of 13.0 percent, near term growth rates ranging from 3.5 percent to 7.5 percent and a terminal growth rate of 3.0 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development and operational processes. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $5.0 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $2.0 million decrease in the estimated fair value of the reporting unit. Neither of these scenarios individually would result in the reporting unit failing step one.

For the other office furniture reporting unit that exceeded its carrying value by approximately 17.8 percent, the Corporation assumed a discount rate of 15.0 percent, near term growth rates ranging from negative 10.7 percent to positive 8.0 percent and a terminal growth rate of 4.0 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development and operational processes. Holding other assumptions constant a 100 basis point increase in the discount rate would result in a $5.0 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $2.5 million decrease in the estimated fair value of the reporting unit. Neither of these scenarios individually would result in the reporting unit failing step one.

The Corporation also owns certain trademarks and trade names having a carrying value of $41.0 million as of January 2, 2016, $41.0 million as of January 3, 2015, and $41.0 million as of December 28, 2013.  These trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. As a result of the review performed in the fourth quarter of 2015, the Corporation determined the fair value of all trade names exceeded the respective carrying value and, therefore no impairment was recorded.

One trade name within the office furniture segment had a minimal amount of headroom on its valuation. This trade name exceeded its carrying value by approximately $1.0 million and had a carrying value of $11.2 million. For this trade name the Corporation assumed a discount rate of 12.0 percent, terminal growth rate of 3.0 percent and a royalty rate of 2.5 percent. Holding other assumptions constant, a nominal change in the discount rate or royalty rate could trigger an impairment.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

	January 2, 2016			January 3, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,645	$18,615	$30	$18,945	$18,724	$221
Software	122,892	21,193	101,699	93,343	17,711	75,632
Trademarks and trade names	6,564	753	5,811	11,424	1,724	9,700
Customer lists and other	105,586	60,063	45,523	113,671	58,019	55,652
Net definite lived intangible assets	$253,687	$100,624	$153,063	$237,383	$96,178	$141,205

The Corporation recorded an impairment charge of $8.3 million to adjust the customer list and trade names associated with a small office furniture reporting unit to fair market value as discussed above.

Amortization expense for capitalized software for 2015, 2014 and 2013, was $3.5 million, $3.3 million and $2.9 million, respectively. Amortization expense for all other definite-lived intangibles for 2015, 2014 and 2013, was $7.6 million, $7.2 million and $7.4 million, respectively. All amortization expense was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2016	2017	2018	2019	2020
Amortization expense	$11.6	$17.6	$17.8	$17.1	$16.5

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since December 28, 2013, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 28, 2013
Goodwill	$149,969	$166,188	$316,157
Accumulated impairment losses	(29,359)	(143)	(29,502)
	120,610	166,045	286,655
Goodwill acquired during the year	—	15,713	15,713
Impairment losses	(22,802)	—	(22,802)
Foreign currency translation adjustment	(256)	—	(256)
Balance as of January 3, 2015
Goodwill	149,713	181,901	331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
	97,552	181,758	279,310
Impairment losses	(2,963)	—	(2,963)
Final purchase price allocations/contingent payments from prior year acquisitions	—	1,298	1,298
Foreign currency translation adjustment	5	—	5
Balance as of January 2, 2016
Goodwill	149,718	183,199	332,917
Accumulated impairment losses	(55,124)	(143)	(55,267)
	94,594	183,056	277,650

The goodwill increases relate to acquisitions completed.  See the Business Combinations note.  The decreases in goodwill in the office furniture segment in 2014 and 2015 were due to the impairment charges described above.

Note 9. Accounts Payable and Accrued Expenses

(In thousands)	2015	2014
Trade accounts payable	$197,579	$224,026
Compensation	43,380	46,619
Profit sharing and retirement expense	29,089	27,956
Marketing expenses	35,969	39,175
Freight	16,384	15,531
Other accrued expenses	102,004	100,447
	$424,405	$453,754

Note 10. Long-Term Debt

(In thousands)	2015	2014
Note payable to bank, revolving credit facility with interest at a variable rate (2015 - 1.5%; 2014 - 1.8%)	$40,300	$47,700
Senior notes due April 2016 with interest at a fixed rate of 5.54% per annum.	150,000	150,000
Other notes and amounts	177	91
Total debt	190,477	197,791
Less: current portion	5,477	55
Long-term debt	$185,000	$197,736

Aggregate maturities of long-term debt are as follows:
(In thousands)
2016	$5,477
2017	35,000
2018	—
2019	—
2020	—
Thereafter	150,000

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at January 2, 2016 and January 3, 2015 was $40 million and $48 million, respectively, which approximated fair value. The fair value of the Corporation’s outstanding fixed rate long-term debt obligations was estimated based on discounted cash flow method (Level 2) to be $148 million at January 2, 2016 and $154 million at January 3, 2015 compared to the carrying value of $150 million.

The Corporation increased the borrowing capacity (while preserving the existing $150 million accordian feature) under the revolving credit facility on January 6, 2016 to $400 million and will use the additional borrowings to pay off the Corporation's Senior Notes due April 6, 2016. These Senior Notes were classified as long term as of January 2, 2016 since the Corporation will pay off the Senior Notes upon maturity with revolving credit facility borrowings expected to remain outstanding for more than twelve months.

Note 11. Income Taxes
Significant components of the provision for income taxes including those related to noncontrolling interest and discontinued operations are as follows:

(In thousands)	2015	2014	2013
Current:
Federal	$27,768	$22,738	$12,077
State	5,258	4,623	1,036
Foreign	1,713	972	2,153
Current provision	34,739	28,333	15,266
Deferred:
Federal	15,348	13,692	16,614
State	2,217	2,013	2,558
Foreign	(540)	(262)	(1,100)
Deferred provision	17,025	15,443	18,072
	$51,764	$43,776	$33,338

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	2015	2014	2013
Federal statutory tax expense	$55,020	$36,836	$33,957
State taxes, net of federal tax effect	4,269	4,118	2,469
Credit for increasing research activities	(3,320)	(2,569)	(1,338)
Deduction related to domestic production activities	(3,320)	(1,751)	(1,396)
Valuation allowance	—	2,474	—
Goodwill Impairment	—	4,298	—
Change in uncertain tax positions	(1,344)	1,099	773
Other – net	459	(729)	(1,127)
Total income tax expense	$51,764	$43,776	$33,338

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2015	2014
Deferred Taxes
Allowance for doubtful accounts	$1,089	$1,240
Compensation	15,491	16,817
Inventory differences	4,497	5,691
Marketing accrual	1,355	1,454
Stock-based compensation	11,923	9,906
Accrued post-retirement benefit obligations	6,682	6,341
OCI tax effected items	3,169	3,887
Vacation accrual	4,181	3,875
Warranty Accrual	6,052	6,023
Other – net	12,167	10,774
Total deferred tax assets	$66,606	$66,008
Deferred income	(4,907)	(4,836)
Goodwill	(79,471)	(80,366)
Prepaids	(7,876)	(7,724)
Tax over book depreciation	(59,308)	(41,770)
Total deferred tax liabilities	$(151,562)	$(134,696)
Valuation allowance	(3,978)	(3,413)
Total net deferred tax liabilities	$(88,934)	$(72,101)

Current net deferred tax assets	—	17,310
Long term net deferred tax liabilities	(88,934)	(89,411)
Total net deferred tax liabilities	$(88,934)	$(72,101)

The valuation allowance for deferred tax assets is as follows:

Valuation allowance for deferred tax asset (in thousands)	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended January 2, 2016	3,413	—	565	3,978
Year ended January 3, 2015	1,579	2,474	(640)	3,413
Year ended December 28, 2013	1,580	—	(1)	1,579

At January 2, 2016, the Corporation has approximately $6.4 million of U.S. state tax net operating losses and $2.2 million of U.S. state tax credits which expire over the next twenty years.

The Corporation has adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis for the fiscal year ended January 2, 2016. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2015	2014
Unrecognized tax benefits, beginning of period	$4,250	$2,809
Increases in positions due to purchase accounting	—	400
Increases in positions taken in a prior period	82	406
Decreases in positions taken in a prior period	(1,611)	(124)
New positions taken in a current period	793	1,422
Decrease due to settlements	—	—
Decrease due to lapse of statute of limitations	(656)	(663)
Unrecognized tax benefits, end of period	$2,858	$4,250

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $2.8 million at January 2, 2016 and $4.2 million at January 3, 2015.

As of January 2, 2016, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a benefit of $0.1 million, $0.0 million and $0.1 million in January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.1 million and  $0.2 million as of January 2, 2016 and January 3, 2015, respectively.

Tax years 2012 through 2015 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2009 through 2014 remain open to examination.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. There were approximately $33.9 million of accumulated earnings considered permanently reinvested in Canada, China, and Hong Kong as of January 2, 2016. The Corporation believes the U.S tax cost on unremitted foreign earnings would be approximately $10.3 million if the amounts were not considered permanently reinvested.

Note 12. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities.  The marketable securities are comprised of investments in government securities, corporate bonds and money market funds.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Corporation makes use of observable market based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value for the year ended January 2, 2016 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,663	$—	$9,663	$—
Corporate bonds	$2,405	$—	$2,405	$—
Derivative financial instruments	$(1,252)	$—	$(1,252)	$—

Assets measured at fair value for the year ended January 3, 2015 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,835	$—	$9,835	$—
Corporate bonds	$2,205	$—	$2,205	$—
Derivative financial instruments	$(1,374)	$—	$(1,374)	$—

Note 13. Shareholders’ Equity

	2015	2014
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000
Issued and outstanding	44,158,256	44,165,676
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000
Issued and outstanding	—	—

The Corporation purchased 550,000, 1,665,850, and 740,000 shares of its common stock during 2015, 2014 and 2013, respectively.  The par value method of accounting is used for common stock repurchases.

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income loss:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$5,475	$205	$(4,291)	$(76)	$1,313
Other comprehensive income before reclassifications	(2,562)	(191)	3,389	538	1,174
Less: Taxes	—	(67)	1,312	197	1,442
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	74	(154)	(80)
Balance at December 28, 2013	2,913	81	(2,140)	111	965
Other comprehensive income before reclassifications	(690)	(67)	(7,280)	(1,728)	(9,765)
Less: Taxes	—	(23)	(2,657)	(631)	(3,311)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	114	114
Balance at January 3, 2015	2,223	37	(6,763)	(872)	(5,375)
Other comprehensive income before reclassifications	(1,901)	(60)	1,975	(1,188)	(1,174)
Less: Taxes	—	(21)	718	(433)	264
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1,627	1,627
Balance at January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)

The following table details the reclassifications from accumulated other comprehensive income (loss) for the years ended January 3, 2015 and January 2, 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	2015	2014
Derivative financial instruments
Diesel hedge	Selling and administrative expenses	$(2,562)	$(180)
	Tax (expense) or benefit	935	66
	Net of tax	$(1,627)	$(114)

The Corporation determined in fourth quarter 2015 that the qualifications for hedge accounting treatment on the diesel hedge derivative financial instruments were not met and reversed $1.3 million recorded in accumulated other comprehensive income as a reduction to net income.

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2015, 2014, and 2013, 20,146; 27,272; and 26,520 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2015	2014	2013
Common shares	$1.045	$0.99	$0.96

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85% of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2015, 73,874 shares of common stock were issued under the Purchase Plan at an average price of $32.18.  During 2014, 84,065 shares of common stock were issued under the plan at an average price of $27.92.  During 2013, 86,291 shares of common stock were issued under the Purchase Plan at an average price of $25.63.  An additional 373,268 shares were available for issuance under the Purchase Plan at January 2, 2016.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20% or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Note 14. Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 2, 2016, there were approximately 3.7 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described in Note 13 of the consolidated financial statements was $9.1 million, $8.6 million and $7.5 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.1 million, $3.1 million and $2.6 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

The stock compensation expense for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Jan, 2, 2016	Year Ended Jan, 3, 2015	Year Ended Dec. 28, 2013
Expected term	6 years	5 years	5 years
Expected volatility:
Weighted-average	43.54%	42.49%	50.39%
Expected dividend yield:
Weighted-average	1.94%	2.76%	3.02%
Risk-free interest rate:
Range used	1.69%	1.54%	0.93%

Expected volatilities were based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a calculation method based on daily frequency for the prior six years for 2015 and a simple-average calculation method based on monthly frequency points for the prior five years for 2014 and 2013.  The Corporation used the current dividend yield in all years as there are no plans to substantially increase or decrease its dividends.  The Corporation used historical exercise experience in all years to determine the expected term.  The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options being valued for 2015 and yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued for 2014 and 2013.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2013.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 29, 2012	3,456,514	$27.96
Granted	611,599	31.79
Exercised	(394,476)	14.86
Forfeited or Expired	(43,070)	35.05
Outstanding at December 28, 2013	3,630,567	$29.94
Granted	536,275	34.78
Exercised	(542,837)	28.53
Forfeited or Expired	(288,560)	38.55
Outstanding at January 3, 2015	3,335,445	$29.93
Granted	350,038	51.54
Exercised	(302,635)	30.22
Forfeited or Expired	(24,525)	39.14
Outstanding at January 2, 2016	3,358,323	$32.09

A summary of the Corporation’s nonvested stock options as of January 2, 2016 and changes during the year are presented below:

Nonvested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 3, 2015	2,286,997	$10.14
Granted	350,038	22.66
Vested	(480,585)	11.56
Forfeited	(17,726)	11.63
Nonvested at January 2, 2016	2,138,724	$11.86

At January 2, 2016, there was $3.3 million of unrecognized compensation cost related to nonvested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.2 years.  Information about stock options expected to vest or currently exercisable at January 2, 2016, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Expected to vest	2,084,026	$33.39	7.3	$13,155
Exercisable	1,219,599	$29.30	3.7	$13,078

The weighted-average grant-date fair value of options granted was $18.45, $10.48 and $10.85, for 2015, 2014 and  2013, respectively.  Other information for the last three years is as follows:

(In thousands)	Jan. 2, 2016	Jan. 3, 2015	Dec. 28, 2013
Total fair value of shares vested	$5,554	$5,735	$1,127
Total intrinsic value of options exercised	6,412	8,389	6,445
Cash received from exercise of stock options	9,145	15,489	5,862
Tax benefit realized from exercise of stock options	2,111	2,982	2,291
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

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 29, 2012	157,219	$21.71
Granted	—	—
Vested	(132,693)	21.47
Forfeited	—	—
Outstanding at December 28, 2013	24,526	$23.01
Granted	15,500	32.23
Vested	(14,000)	21.47
Forfeited	—	—
Outstanding at January 3, 2015	26,026	$27.76
Granted	23,000	51.54
Vested	(10,526)	21.19
Forfeited	—	—
Outstanding at January 2, 2016	38,500	$43.77

At January 2, 2016, there was $1.0 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 0.6 year. The total value of shares vested in 2015, 2014 and 2013 was $0.2 million, $0.3 million and $2.8 million, respectively.

Note 15. Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $29.1 million, $26.8 million, and $23.3 million, in 2015, 2014, and 2013, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $6.8 million, $6.4 million, and $6.1 million in 2015, 2014, and 2013, respectively.

The Corporation sponsors a defined benefit plan which covers a limited number of former salaried and hourly members.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $281,000, $167,000 and $185,000, in 2015, 2014 and 2013, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

Note 16. Postretirement Health Care
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

(In thousands)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$21,972	$16,448
Service cost	803	504
Interest cost	816	735
Benefits paid	(1,009)	(1,280)
Actuarial (gain)/loss	(1,698)	5,565
Benefit obligation at end of year	$20,884	$21,972
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,009	1,280
Transferred out	—	—
Benefits paid	(1,009)	(1,280)
Fair value at end of year	$—	$—
Funded Status of Plan	$(20,884)	$(21,972)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,014	$1,004
Noncurrent liabilities	$19,870	$20,968
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$2,730	$4,665
Transition (asset)/obligation	—	—
Prior service cost	—	—
	$2,730	$4,665
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$4,665	$(900)
Actuarial (gain)/loss	(1,698)	5,565
Amortization of actuarial gain or loss		—
Amortization of transition amount	(237)	—
Amortization of prior service cost		—
Amount disclosed at end of year	$2,730	$4,665

Estimated Future Benefit Payments (In thousands)
Fiscal 2016	$1,014
Fiscal 2017	1,020
Fiscal 2018	1,018
Fiscal 2019	1,042
Fiscal 2020	1,076
Fiscal 2021 – 2025	6,375

Expected Contributions During Fiscal 2016
Total	$1,014

The discount rates at fiscal year-end 2015, 2014 and 2013, were 4.2%, 3.8% and 4.6%, respectively.  The Corporation's payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Postretirement Benefit Cost (in thousands)	2016
Service cost	$735
Interest cost	846
Amortization of net (gain)/loss	62
Net periodic postretirement benefit cost/(income)	$1,643

A discount rate of 4.2% was used to determine net periodic benefit cost for 2016.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Note 17. Leases
The Corporation leases certain warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2015 are as follows:

(In thousands)	Operating Leases
2016	$30,241
2017	23,640
2018	16,684
2019	11,422
2020	6,451
Thereafter	10,268
Total minimum lease payments	$98,706

There are no capitalized leases at January 2, 2016. The present value of net minimum capital lease payments at January 3, 2015 was $105 thousand, all of which was classified as current.

Property, plant and equipment at year-end include the following amounts for capitalized leases:

(In thousands)	2015	2014
Office equipment	$—	$570
Less: allowances for depreciation	—	460
	$—	$110

Rent expense for the years 2015, 2014 and 2013, amounted to approximately $34.0 million, $48.0 million and $41.5 million, respectively.  There was no contingent rent expense under either capitalized and operating leases (generally based on mileage of transportation equipment) for the years 2015, 2014, and 2013.

Note 18. Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $10 million to back certain financing instruments, insurance policies and payment obligations.  The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

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

Note 19. Reportable Segment Information
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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2015, 2014, and 2013, is as follows for continuing operations:

(In thousands)	2015	2014	2013
Net sales:
Office furniture	$1,777,804	$1,739,049	$1,685,205
Hearth products	526,615	483,646	374,759
	$2,304,419	$2,222,695	$2,059,964
Operating profit:
Office furniture (a)	$136,593	$87,053	$97,339
Hearth products (b)	78,162	77,066	46,662
Total operating profit	214,755	164,119	144,001
Unallocated corporate expenses	(57,585)	(59,188)	(47,294)
Income (loss) before income taxes	$157,170	$104,931	$96,707
Depreciation and amortization expense:
Office furniture	$42,415	$45,891	$36,992
Hearth products	8,430	5,415	5,288
General corporate	6,719	5,416	4,341
	$57,564	$56,722	$46,621
Capital expenditures (including capitalized software):
Office furniture	$64,850	$62,696	$51,954
Hearth products	11,078	6,342	4,220
General corporate	39,038	43,675	22,721
	$114,966	$112,713	$78,895
Identifiable assets:
Office furniture	$739,915	$724,293	$722,697
Hearth products	341,813	341,315	255,978
General corporate	182,197	173,726	156,030
	$1,263,925	$1,239,334	$1,134,705

(a)
Included in operating profit for the office furniture segment are pretax charges of $11.7 million, $33.0 million and $0.3 million, for closing of facilities and impairment charges in 2015, 2014 and 2013, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $0.9 million related to exiting a line of business in 2015.

The Corporation's net sales by product category were as follows for the years ended 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Systems and storage	$1,140,369	$1,156,170	$1,132,885
Seating	561,392	498,389	469,220
Other	76,043	84,490	83,100
Hearth products	526,615	483,646	374,759
	$2,304,419	$2,222,695	$2,059,964

Note 20. Subsequent Events

On January 29, 2016 the Corporation acquired a small office furniture distribution company with annual sales of approximately $27 million at a cost of approximately $34 million.

On February 17, 2016 the Corporation approved the closure of its Paris, Kentucky hearth manufacturing facility as part of ongoing efforts to reduce structural costs and enhance efficiencies. The Corporation estimates the consolidation will save $9.0 million annually beginning in 2017. The Corporation estimates pre-tax charges of $8.9 million related to the closure and consolidation.

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

Year-End 2015: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$523,477	$568,226	$615,850	$596,866
Cost of products sold	338,977	362,102	384,219	371,723
Gross profit	184,500	206,124	231,631	225,143
Selling and administrative expenses	168,704	167,278	170,371	165,772
(Gain) on sale of assets	—	—	—	(195)
Restructuring related charges (income)	377	(560)	172	11,803
Operating income (loss)	15,419	39,406	61,088	47,763
Interest income (expense) – net	(1,899)	(1,849)	(1,623)	(1,135)
Income (loss) before income taxes	13,520	37,557	59,465	46,628
Income taxes	5,068	13,680	18,619	14,397
Net income (loss)	8,452	23,877	40,846	32,231
Less: net income attributable to the noncontrolling interest	(26)	(2)	(2)	—
Net income (loss) attributable to HNI Corporation	$8,478	$23,879	$40,848	$32,231
Net income (loss) attributable to HNI Corporation per common share – basic	$0.19	$0.54	$0.92	$0.73
Weighted-average common shares outstanding – basic	44,304	44,416	44,263	44,158
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.19	$0.52	$0.90	$0.71
Weighted-average common shares outstanding – diluted	45,524	45,621	45,403	45,199
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.2	36.3	37.6	37.7
Selling and administrative expenses	32.2	29.4	27.7	27.8
Restructuring related charges	0.1	(0.1)	—	2.0
Operating income (loss)	2.9	6.9	9.9	8.0
Income taxes	1.0	2.4	3.0	2.4
Net income (loss) attributable to HNI Corporation	1.6	4.2	6.6	5.4

Year-End 2014: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$452,201	$509,143	$614,690	$646,661
Cost of products sold	297,029	328,010	394,758	418,698
Gross profit	155,172	181,133	219,932	227,963
Selling and administrative expenses	145,210	155,288	166,216	182,341
(Gain) on sale of assets	(8,400)	(1,346)	—	(977)
Restructuring related charges	(28)	10,282	987	21,778
Operating income (loss)	18,390	16,909	52,729	24,821
Interest income (expense) – net	(2,132)	(2,041)	(1,861)	(1,884)
Income (loss) before income taxes	16,258	14,868	50,868	22,937
Income taxes	5,242	5,203	17,372	15,959
Net income (loss)	11,016	9,665	33,496	6,978
Less: net income attributable to the noncontrolling interest	(80)	(40)	(92)	(104)
Net income (loss) attributable to HNI Corporation	$11,096	$9,705	$33,588	$7,082
Net income (loss) attributable to HNI Corporation per common share – basic	$0.25	$0.22	$0.75	$0.16
Weighted-average common shares outstanding – basic	45,039	45,020	44,690	44,324
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.24	$0.21	$0.74	$0.16
Weighted-average common shares outstanding – diluted	45,838	45,868	45,611	45,202
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.3	35.6	35.8	35.3
Selling and administrative expenses	32.1	30.5	27.0	28.2
(Gain) on sale of assets	(1.9)	(0.3)	—	(0.2)
Restructuring related charges	—	2.0	0.2	3.4
Operating income (loss)	4.1	3.3	8.6	3.8
Income taxes	1.2	1.0	2.8	2.5
Net income (loss) attributable to HNI Corporation	2.5	1.9	5.5	1.1

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2015 – 2013

2015 by Quarter	High	Low	Dividends per Share
1st	$56.47	$38.01	$0.25
2nd	57.74	46.19	0.265
3rd	52.52	41.29	0.265
4th	47.68	35.53	0.265
Total Dividends Paid			$1.045
2014 by Quarter	High	Low	Dividends per Share
1st	$39.42	$31.00	$0.24
2nd	39.29	31.61	0.25
3rd	40.43	34.62	0.25
4th	52.90	34.75	0.25
Total Dividends Paid			$0.99
2013 by Quarter	High	Low	Dividends per Share
1st	$35.74	$28.28	$0.24
2nd	38.53	31.45	0.24
3rd	40.73	32.38	0.24
4th	40.10	32.83	0.24
Total Dividends Paid			$0.96

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2015 – 2011

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2015	$57.74	$35.53	$2.32	25	15
2014	52.90	31.00	1.35	39	23
2013	40.73	28.28	1.39	29	20
2012	32.02	21.57	1.07	30	20
2011	36.48	15.78	1.01	36	16
Five-Year Average				32	19

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	Amended and restated By-laws of HNI Corporation, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2014
(3.3)	Amended and restated By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2016
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.2)	2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (incorporated by reference to Appendix D to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)
(10.3)	Form of HNI Corporation Change In Control Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2006*
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
(10.6)
Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.7)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009*

(10.8)
Second Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of June 9, 2015, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 12, 2015

(10.09)
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 6, 2016, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 11, 2016

(10.10)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.11)	HNI Corporation Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015*
(10.12)
Note Purchase Agreement dated as of April 6, 2006, by and among HNI Corporation and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 10, 2006

(10.13)	HNI Corporation Directors Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015*
(10.14)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.15)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*
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

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+ (KPMG)
(23.2)	Consent of Independent Registered Public Accounting Firm+ (PwC)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Indicates management contract or compensatory plan.

+	Filed herewith.