Form 10-Q
period 2016-04-02
HNI CORP
filed 2016-05-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 2, 2016 45,375,427

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 2, 2016	January 2, 2016

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$38,566	$28,548
Short-term investments	4,952	4,252
Receivables	218,179	243,409
Inventories	147,928	125,228
Prepaid expenses and other current assets	33,870	36,933
Total Current Assets	443,495	438,370

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	29,240	28,801
Buildings	303,644	298,516
Machinery and equipment	530,572	515,131
Construction in progress	24,720	31,986
	888,176	874,434
Less accumulated depreciation	540,867	533,275

Net Property, Plant, and Equipment	347,309	341,159

GOODWILL	294,262	277,650

DEFERRED TAX CHARGES	332	—

OTHER ASSETS	226,054	206,746

Total Assets	$1,311,452	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 2, 2016	January 2, 2016

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$349,841	$424,405
Note payable and current maturities of long-term debt and capital lease obligations	105,293	5,477
Current maturities of other long-term obligations	4,073	6,018
Total Current Liabilities	459,207	435,900

LONG-TERM DEBT	195,000	185,000

OTHER LONG-TERM LIABILITIES	77,315	76,792

DEFERRED INCOME TAXES	91,365	88,934

COMMITMENTS AND CONTINGENCIES

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
April 2, 2016 – 44,375,427 shares;
January 2, 2016 – 44,158,256 shares	44,375	44,158

Additional paid-in capital	15,689	4,407
Retained earnings	433,659	433,575
Accumulated other comprehensive income(loss)	(5,502)	(5,186)
Total HNI Corporation shareholders' equity	488,221	476,954

Noncontrolling interest	344	345

Total Equity	488,565	477,299

Total Liabilities and Equity	$1,311,452	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	April 2, 2016	April 4, 2015

	(In thousands, except share and per share data)
Net sales	$501,037	$523,477
Cost of sales	315,326	338,977
Gross profit	185,711	184,500
Selling and administrative expenses	165,106	168,704
Restructuring charges	1,086	377
Operating income	19,519	15,419
Interest income	78	90
Interest expense	1,874	1,989
Income before income taxes	17,723	13,520
Income taxes	5,881	5,068
Net income	11,842	8,452
Less: Net loss attributable to the noncontrolling interest	(1)	(26)
Net income attributable to HNI Corporation	$11,843	$8,478

Net income attributable to HNI Corporation per common share – basic	$0.27	$0.19
Average number of common shares outstanding – basic	44,258,357	44,303,788
Net income attributable to HNI Corporation per common share – diluted	$0.26	$0.19
Average number of common shares outstanding – diluted	45,039,918	45,523,785
Cash dividends per common share	$0.265	$0.25

Other comprehensive income/(loss), net of tax: three months 2016 $(332); 2015 $134	(316)	319
Comprehensive income	11,526	8,771
Less: Comprehensive (loss) attributable to noncontrolling interest	(1)	(26)
Comprehensive income attributable to HNI Corporation	$11,527	$8,797

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	11,843	—	(1)	11,842
Other comprehensive (loss) (net of tax)	—	—	—	(316)	—	(316)
Change in ownership of noncontrolling interest	—	—		—		—
Cash dividends; $0.265 per share	—	—	(11,759)	—	—	(11,759)
Common shares – treasury:
Shares purchased	(49)	(1,643)	—	—	—	(1,692)
Shares issued under Members’ Stock Purchase Plan and stock awards	266	12,925	—	—	—	13,191
Balance, April 2, 2016	$44,375	$15,689	$433,659	$(5,502)	$344	$488,565

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)	—	—	8,478	—	(26)	8,452
Other comprehensive (loss) (net of tax)	—	—	—	319	—	319
Change in ownership of noncontrolling interest	—	—	(462)	—	462	—
Cash dividends; $0.25 per share	—	—	(11,117)	—	—	(11,117)
Common shares – treasury:
Shares purchased	(104)	(5,190)	—	—	—	(5,294)
Shares issued under Members’ Stock Purchase Plan and stock awards	423	20,296	—	—	—	20,719
Balance, April 4, 2015	$44,485	$15,973	$371,828	$(5,056)	$350	$427,580

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$11,842	$8,452
Noncash items included in net income:
Depreciation and amortization	15,251	13,860
Other postretirement and post employment benefits	411	417
Stock-based compensation	5,340	3,485
Excess tax benefits from stock compensation	(6)	(1,313)
Deferred income taxes	2,711	2,084
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	60	76
Other – net	1,589	2,405
Net increase (decrease) in operating assets and liabilities	(54,239)	(80,938)
Increase (decrease) in other liabilities	(3,189)	2,155
Net cash flows from (to) operating activities	(20,230)	(49,317)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(21,270)	(20,085)
Proceeds from sale of property, plant and equipment	151	52
Capitalized software	(6,187)	(8,138)
Acquisition spending, net of cash acquired	(34,064)	—
Purchase of investments	(958)	—
Sales or maturities of investments	900	—
Other – net	502	—
Net cash flows from (to) investing activities	(60,926)	(28,171)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,005	8,954
Purchase of HNI Corporation common stock	(1,692)	(5,294)
Proceeds from note and long-term debt	273,154	130,524
Payments of note and long-term debt and other financing	(169,540)	(55,567)
Excess tax benefits from stock compensation	6	1,313
Dividends paid	(11,759)	(11,117)
Net cash flows from (to) financing activities	91,174	68,813

Net increase (decrease) in cash and cash equivalents	10,018	(8,675)
Cash and cash equivalents at beginning of period	28,548	34,144
Cash and cash equivalents at end of period	$38,566	$25,469

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2016

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Note 2. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods.  For the three months ended April 2, 2016 the Corporation recognized $5.3 million of stock based compensation expense. For the three months ended April 4, 2015 the Corporation recognized $3.5 million of stock based compensation expense. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan. The Corporation granted stock options with fair values of $7.6 million and $6.5 million and time-based restricted stock units with adjusted fair values of $0.5 million and $1.1 million in the three months ended April 2, 2016 and April 4, 2015, respectively.

At April 2, 2016, there was $5.0 million of unrecognized compensation cost related to nonvested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.5 years and $1.3 million of unrecognized compensation cost related to nonvested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 1.2 years.

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 75% valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	April 2, 2016	January 2, 2016

Finished products	$91,794	$68,478
Materials and work in process	81,244	81,860
LIFO allowance	(25,110)	(25,110)
	$147,928	$125,228

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended April 2, 2016:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	157	50		(582)	(375)
Amounts reclassified from accumulated other comprehensive (income)loss				59	59
Balance at April 2, 2016	$479	$48	$(5,506)	$(523)	$(5,502)
All amounts are net-of tax. Amounts in parentheses indicate debits.

In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives 1 month LIBOR on a $150 million notional value expiring January 2021. As of April 2, 2016, the fair value of the Corporation's interest rate swap was a liability of $0.8 million reported net of tax as $0.5 million in accumulated other comprehensive income.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	April 2, 2016	April 4, 2015
Derivative financial instruments
Interest rate swap	Selling and administrative expenses	$(93)	$—
	Tax (expense) or benefit	34	—
	Net of tax	$(59)	$—

Diesel hedge	Selling and administrative expenses	$—	$(694)
	Tax (expense) or benefit	—	232
	Net of tax	$—	$(462)
Net		$(59)	$(462)
Amounts in parentheses indicate reductions to profit.

During the three months ended April 2, 2016, the Corporation repurchased 49,400 shares of its common stock at a cost of approximately $1.7 million.  As of April 2, 2016, $191.0 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the three months ended April 2, 2016, the Corporation paid dividends to shareholders of $0.265 per share.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	April 2, 2016	April 4, 2015
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$11,843	$8,478
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,258	44,304
Potentially dilutive shares from stock-based compensation plans	782	1,220
Denominator for diluted EPS	45,040	45,524
Earnings per share – basic	$0.27	$0.19
Earnings per share – diluted	$0.26	$0.19

The weighted average common stock equivalents presented above do not include the effect of 1,446,530 and 268,494 common stock equivalents for the three months ended April 2, 2016 and April 4, 2015, respectively, because their inclusion would be anti-dilutive.

Note 6.  Restructuring

As a result of the Corporation's ongoing business simplification and structural cost transformation strategies, the Corporation has closed, consolidated, and realigned a number of its facilities. Restructuring costs associated with these activities during the quarters ended April 2, 2016 and April 4, 2015 were $1.1 million and $0.4 million, respectively.

The following is a summary of changes in restructuring accruals during the three months ended April 2, 2016.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2016	$206	$15	$221
Restructuring charges	416	670	1,086
Cash payments	(121)	(670)	(791)
Balance as of April 2, 2016	$501	$15	$516

The portion of the restructuring reserve expected to be paid in the next twelve months was $0.5 million as of April 2, 2016 and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets.

Note 7. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 2, 2016 and January 2, 2016, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

	April 2, 2016			January 2, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,645	$18,617	$28	$18,645	$18,615	$30
Software	130,585	22,178	108,407	122,892	21,193	101,699
Trademarks and trade names	8,564	893	7,671	6,564	753	5,811
Customer lists and other	114,852	59,978	54,874	105,586	60,063	45,523
Net definite lived intangible assets	$272,646	$101,666	$170,980	$253,687	$100,624	$153,063

Aggregate amortization expense for the three months ended April 2, 2016 and April 4, 2015 was $2.4 million and $2.8 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2016	2017	2018	2019	2020
Amortization expense	$13.2	$19.7	$19.9	$19.0	$18.6

As events such as acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $41.0 million as of April 2, 2016 and January 2, 2016.  These trademarks and trade names, which are reflected in the "Other Assets" line in the Corporation's Condensed Consolidated Balance Sheets, are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 2, 2016 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2016
Goodwill	$149,718	$183,199	$332,917
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of January 2, 2016	94,594	183,056	277,650
Goodwill acquired	16,615	—	16,615
Foreign currency translation adjustments	(3)	—	(3)
Balance as of April 2, 2016
Goodwill	166,330	183,199	349,529
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of April 2, 2016	$111,206	$183,056	$294,262

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

Note 8.  Product Warranties

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Balance at beginning of period	$16,227	$16,719
Accruals for warranties issued during period	5,480	6,102
Adjustments related to pre-existing warranties	281	339
Settlements made during the period	(5,831)	(6,381)
Balance at end of period	$16,157	$16,779

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $8.1 million and $8.5 million as of April 2, 2016 and April 4, 2015, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.1 million and $8.3 million as of April 2, 2016 and April 4, 2015, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note 9.  Postretirement Health Care

The following table sets forth the components of net periodic benefit cost included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Service cost	$185	$201
Interest cost	211	204
Amortization of (gain)/loss	15	59
Net periodic benefit cost	$411	$464

Note 10.  Income Taxes

The Corporation's income tax provision for the three months ended April 2, 2016 was $5.9 million on pre-tax income of $17.7 million or an effective tax rate of 33.2 percent. For the three months ended April 4, 2015, the Corporation's income tax provision was $5.1 million on pre-tax income of $13.5 million or an effective tax rate of 37.5 percent. The effective tax rate was lower in the three months ended April 2, 2016 principally due to timing of the enactment of the R&D tax credit and change in mix related to foreign earnings.

Note 11.  Fair Value Measurements

For recognition purposes, on a recurring basis the Corporation is required to measure at fair value its marketable securities and derivative instruments.  The marketable securities are comprised of government securities, corporate bonds and money market funds. When available the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value as of April 2, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,378	$—	$9,378	$—
Corporate bonds	$2,820	$—	$2,820	$—
Derivative financial instruments	$(1,667)	$—	$(1,667)	$—

Assets measured at fair value as of January 2, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,663	$—	$9,663	$—
Corporate bonds	$2,405	$—	$2,405	$—
Derivative financial instruments	$(1,252)	$—	$(1,252)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed above in this section, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate debt obligations at April 2, 2016 and January 2, 2016, the end of the Corporation's 2015 fiscal year, was $150 million and $40 million, respectively, which approximated the fair value.  The fair value of the Corporation's outstanding fixed-rate, long-term debt obligations is estimated based on a discounted cash flow method to be $147 million at April 2, 2016 and $148 million at January 2, 2016, compared to the carrying value of $150 million. This debt is classified as long term on the Condensed Consolidated Balance Sheet as of April 2, 2016 since the Corporation subsequently paid off its senior notes upon maturity on April 6, 2016 with revolving credit facility borrowings expected to remain outstanding for more than twelve months.

The Corporation, certain domestic subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into the First Amendment to Second Amended and Restated Credit Agreement (the "Credit Agreement") on January 6, 2016. The Credit Agreement amends the Second Amended and Restated Credit Agreement dated as of June 9, 2015.

The Credit Agreement was amended to increase the revolving commitment of the lenders from $250 million to $400 million (while retaining the Corporation's option under the Credit Agreement to increase its borrowing capacity by an additional $150 million) in order to provide funding for the pay off of its maturing senior notes on April 6, 2016 and to extend the maturity date of the Credit Agreement from June 2020 to January 2021. The Corporation deferred the debt issuance costs related to the Credit Agreement, which were classified as assets, and is amortizing them over the term of the Credit Agreement.

As of April 2, 2016, there was $150 million outstanding under the $400 million revolving credit facility of which $45 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $105 million was classified as current.

Note 12.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $9 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and bankers acceptances in the amount of $3 million to guarantee certain payments to overseas suppliers. The letters of credit and bankers acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 13.  New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements, and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change U.S. GAAP for a customer’s accounting for service contracts. The Corporation adopted the guidance effective January 3, 2016, the beginning of the Corporation's 2016 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

The FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs in April 2015, which was further clarified by ASU No. 2015-15 in August 2015. The core principle of the ASUs is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). Debt issuance costs related to line-of-credit arrangements can still be presented as assets and subesquently amortized. The Corporation adopted the guidance effective January 3, 2016, the beginning of the Corporation's 2016 fiscal year. The guidance did not have an impact on the Corporation's financial statements.

Note 14.  Business Segment Information

Management views the Corporation as being in two reportable segments based on industries: office furniture and hearth products, with the former being the principal business segment.

The aggregated office furniture segment manufactures and markets a broad line of office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, classroom solutions, freestanding office partitions and panel systems and other related products.  The hearth products segment manufactures and markets a broad line of manufactured gas, electric, wood and pellet fireplaces, inserts and stoves, facings and accessories.

For purposes of segment reporting, intercompany sales between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three month periods ended April 2, 2016, and April 4, 2015, is as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Net Sales:
Office Furniture	$387,339	$407,429
Hearth Products	113,698	116,048
	$501,037	$523,477
Operating Profit:
Office furniture	21,300	20,152
Hearth products	12,561	12,501
Total operating profit	33,861	32,653
Unallocated corporate expense	(16,138)	(19,133)
Income before income taxes	$17,723	$13,520

Depreciation & Amortization Expense:
Office furniture	$10,693	$10,377
Hearth products	2,656	1,958
General corporate	1,902	1,525
	$15,251	$13,860

Capital Expenditures (including capitalized software):
Office furniture	$16,468	$14,551
Hearth products	2,553	2,404
General corporate	8,436	11,268
	$27,457	$28,223

	As of	As of
(In thousands)	April 2, 2016	January 2, 2016
Identifiable Assets:
Office furniture	$764,741	$739,915
Hearth products	348,194	341,813
General corporate	198,517	182,197
	$1,311,452	$1,263,925

Note 15. Business Combinations

On January 29, 2016, the Corporation acquired a small office furniture company with annual sales of approximately $30 million at a purchase price of approximately $34 million, net of cash acquired. The Corporation will finalize the allocation of purchase price during 2016 based on final purchase price and fair value adjustments. Based on the preliminary allocation, there were approximately $13 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to twelve years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets’ existing relationship. There was approximately $17 million of goodwill associated with this acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation is a leading global office furniture manufacturer and North America's leading manufacturer and marketer of gas and wood-burning fireplaces. The Corporation has two reportable segments:  office furniture and hearth products.   The Corporation utilizes a split and focused, decentralized business model to deliver value to customers through various brands and selling models.  The Corporation is focused on growing existing businesses while seeking out and developing new opportunities for growth.

Net sales for the first quarter of fiscal 2016 decreased 4.3 percent to $501.0 million when compared to the first quarter of fiscal 2015.  The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales are down due to strong prior year comparisons and a softer market environment. The hearth segment saw continued growth in the new construction channel offset by an ongoing decline in the retail pellet channel due to warm weather and low oil prices.  Gross margin for the quarter increased from prior year levels due to strong operational performance, lower material costs, and price realization partially offset by lower volume.  Total selling and administrative expenses increased as a percentage of sales due to higher incentive based compensation and strategic investments partially offset by broad based cost reductions.

In conjunction with previously announced closures, consolidation, and realignments, the Corporation recorded $2.9 million of restructuring and transition costs in the quarter ended April 2, 2016 of which $1.8 million were included in cost of sales. Transition costs include items such as equipment moves and facility transformations.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	Percent Change
Net sales	$501,037	$523,477	(4.3)%
Cost of sales	315,326	338,977	(7.0)%
Gross profit	185,711	184,500	0.7%
Selling and administrative expenses	165,106	168,704	(2.1)%
Restructuring charges	1,086	377	188.1%
Operating income	19,519	15,419	26.6%
Interest expense, net	1,796	1,899	(5.4)%
Income before income taxes	17,723	13,520	31.1%
Income taxes	5,881	5,068	16.0%
Net income	$11,842	$8,452	40.1%

Consolidated net sales for the first quarter of 2016 decreased 4.3 percent or $22.4 million compared to the same quarter last year. The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales are down due to strong prior year comparisons and a softer market environment. The hearth segment saw continued growth in the new construction channel offset by an ongoing decline in the retail pellet channel due to warm weather and low oil prices.

Gross margin for the first quarter of 2016 increased to 37.1 percent compared to 35.2 percent for the same quarter last year.  The increase in gross margin was driven by strong operational performance, lower material costs, and price realization partially offset by lower volume. First quarter 2016 included $1.8 million of transition and restructuring costs related to previously announced closures and structural realignment. First quarter 2015 included $1.1 million of accelerated depreciation and transition costs related to previously announced closures.

Total selling and administrative expenses as a percentage of net sales increased to 33.0 percent compared to 32.2 percent for the same quarter last year driven by higher incentive based compensation and strategic investments partially offset by lower volume. In the first quarter of 2016, the Corporation recorded $1.1 million in restructuring costs due to previously announced closures, consolidations, and realignments. First quarter 2015 included $0.4 million of restructuring costs on these activities.

The Corporation's income tax provision for the three months ended April 2, 2016 was $5.9 million on pre-tax income of $17.7 million or an effective tax rate of 33.2 percent. For the three months ended April 4, 2015, the Corporation's income tax provision was $5.1 million on pre-tax income of $13.5 million or an effective tax rate of 37.5 percent. The effective tax rate was lower in the three months ended April 2, 2016 principally due to timing of the enactment of the R&D tax credit and change in mix related to foreign earnings.

Net income attributable to the Corporation was $11.8 million or $0.26 per diluted share in the first quarter of 2016 compared to $8.5 million or $0.19 per diluted share in the first quarter of 2015.

Office Furniture

First quarter 2016 net sales for the office furniture segment decreased 4.9 percent or $20.1 million to $387.3 million from $407.4 million for the same quarter last year. Sales for the quarter decreased across both the supplies-driven and contract channels due to strong prior year comparisons and a softer market environment. First quarter 2016 operating profit increased 5.7 percent or $1.1 million to $21.3 million from $20.2 million in the prior year quarter as a result of strong operational performance, favorable material costs, price realization and cost reductions. These factors were partially offset by lower volume and higher incentive based compensation. In the first quarter of 2016, the office furniture segment recorded $1.7 million of restructuring and transition costs associated with previously announced facility closures. In the first quarter of 2015, the office furniture segment recorded $1.5 million of restructuring and transition costs for these closures.

Hearth Products

First quarter 2016 net sales for the hearth products segment decreased 2.0 percent or $2.4 million to $113.7 million from $116.0 million for the same quarter last year. Warm weather and low oil prices drove the decline in the retail pellet channel but were partially offset by continued growth in the new construction channel. Operating profit increased 0.5 percent or $0.1 million to $12.6 million compared to $12.5 million in the prior year quarter. Strong operational performance, favorable material costs and price realization were largely offset by lower volume and higher incentive based compensation. In the first quarter of 2016, the hearth products segment recorded $1.2 million of restructuring and transition costs associated with the closure of its Paris, Kentucky facility.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $20.2 million of cash in the first three months of 2016 compared to $49.3 million used in the first three months of 2015.  Working capital resulted in a $54.2 million use of cash in the first three months of the current fiscal year compared to a $80.9 million use of cash in the same period of the prior year. The decreased use of cash compared to prior year is due to lower Accounts Receivable as a result of timing and lower sales. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2016 were $27.5 million compared to $28.2 million in the same period of fiscal 2015 and were primarily for tooling and equipment for new products, continuous improvements in manufacturing processes and the on-going implementation of an integrated information systems to support business process transformation.  For the full year 2016, capital expenditures are expected to be approximately $115 to $120 million.

Cash Flow – Financing Activities
The Corporation, certain domestic subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into the First Amendment to Second Amended and Restated Credit Agreement on January 6, 2016. The Credit Agreement amends the Second Amended and Restated Credit Agreement dated as of June 9, 2015.

The Credit Agreement was amended to increase the revolving commitment of the lenders from $250 million to $400 million (while retaining the Corporation's option under the Credit Agreement to increase its borrowing capacity by an additional $150 million) in order to provide funding for the pay off of its maturing senior notes on April 6, 2016 and to extend the maturity date of the Credit Agreement from June 2020 to January 2021. The Corporation deferred the debt issuance costs related to the Credit Agreement, which were classified as assets, and is amortizing them over the term of the Credit Agreement.

As of April 2, 2016, there was $150 million outstanding under the $400 million revolving credit facility of which $45 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $105 million was classified as current.

The revolving credit facility under the Credit Agreement is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.  Non-compliance with the various financial covenant ratios in the Credit Agreement could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and/or increase the cost of borrowing.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 2, 2016, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement.  The Corporation expects to remain in compliance over the next twelve months.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured senior notes ("Senior Notes") due April 6, 2016 issued through the private placement debt market.  Interest payments were due semi-annually on April 6 and October 6 of each year and the principal was due in a lump sum on April 6, 2016. The $150 million of indebtedness related to the Senior Notes was classified as long term as of April 2, 2016 since the Corporation subsequently paid off the Senior Notes upon maturity on April 6, 2016 as planned with $150 million of revolving credit facility borrowings expected to remain outstanding for more than twelve months.

In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives 1 month LIBOR on a $150 million notional value expiring January 2021. As of April 2, 2016, the fair value of the Corporation's interest rate swap was a liability of $0.8 million reported net of tax as $0.5 million in accumulated other comprehensive income.

On February 17 2016, the Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.265 per share on the Corporation's common stock to shareholders of record at the close of business on February 29, 2016. The dividend was paid on March 7, 2016.

During the three months ended April 2, 2016, the Corporation repurchased 49,400 shares of common stock at a cost of $1.7 million, or an average price of $34.25 per share.  As of April 2, 2016, $191.0 million of the Board's current repurchase authorization remained unspent.

Cash, cash equivalents and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing Credit Agreement and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.  With the exception of the debt refinancing as described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the three months of fiscal 2016.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation is currently evaluating the effect, if any, that the updated standard will have on consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lesees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially affecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Corporation in fiscal 2019, but may be adopted at any time, and requires a modified retrospective transition. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07 Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. The new standard becomes effective for the Corporation in fiscal 2017. The Corporation anticipates the standard will have an immaterial effect on consolidated financial statements and related disclosures.

In March 2016, the FASB issue ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The new standard becomes effective for the Corporation in fiscal 2017. The Corporation is currently evaluating the impact to the consolidated financial statements and related disclosures.

Looking Ahead

Management remains optimistic about the long term prospects in the office furniture and hearth products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2016, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of April 2, 2016, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On January 29, 2016, the Corporation completed the acquisition of a small office furniture company. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude the acquisition from our evaluation as of April 2, 2016, as permitted by the Securities and Exchange Commission.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

There are no new legal proceedings or material developments to report other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended April 2, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/03/16 – 01/30/16	—	$—	—	$192,721,564
01/31/16 – 02/27/16	15,600	$32.84	15,600	$192,209,243
02/28/16 – 04/02/16	33,800	$34.90	33,800	$191,029,541
Total	49,400		49,400
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•
Corporation's share purchase program ("Program") announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date, with an increase announced November 7, 2014, providing additional share repurchase authorization of $200,000,000 with no specific expiration date.

•
No repurchase plans expired or were terminated during the first quarter of fiscal 2016, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 3, 2016	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)	Amended and Restated Bylaws of the Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed with the SEC on February 18, 2016
(10.1)
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 6, 2016, by and among the Corporation, certain domestic subsidiaries of the Corporation and Wells Fargo Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed with the SEC on January 11, 2016)

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements