Form 10-Q
period 2016-07-02
HNI CORP
filed 2016-08-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at July 2, 2016 44,454,811

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 2, 2016	January 2, 2016

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$24,441	$28,548
Short-term investments	6,800	4,252
Receivables	242,849	243,409
Inventories	170,083	125,228
Prepaid expenses and other current assets	31,896	36,933
Total Current Assets	476,069	438,370

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	29,279	28,801
Buildings	302,023	298,516
Machinery and equipment	530,504	515,131
Construction in progress	29,872	31,986
	891,678	874,434
Less accumulated depreciation	536,583	533,275

Net Property, Plant, and Equipment	355,095	341,159

GOODWILL	293,009	277,650

DEFERRED INCOME TAXES	904	—

OTHER ASSETS	229,653	206,746

Total Assets	$1,354,730	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 2, 2016	January 2, 2016

LIABILITIES AND EQUITY	(In thousands, except share and per share value data)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$395,430	$424,405
Current maturities of long-term debt	83,241	5,477
Current maturities of other long-term obligations	4,600	6,018
Total Current Liabilities	483,271	435,900

LONG-TERM DEBT	193,000	185,000

OTHER LONG-TERM LIABILITIES	77,528	76,792

DEFERRED INCOME TAXES	95,045	88,934

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000,000 shares, outstanding -
July 2, 2016 – 44,454,811 shares;
January 2, 2016 – 44,158,256 shares	44,455	44,158

Additional paid-in capital	17,890	4,407
Retained earnings	450,463	433,575
Accumulated other comprehensive income (loss)	(7,264)	(5,186)
Total HNI Corporation shareholders' equity	505,544	476,954

Noncontrolling interest	342	345

Total Equity	505,886	477,299

Total Liabilities and Equity	$1,354,730	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net sales	$536,538	$568,226	$1,037,575	$1,091,703
Cost of sales	327,618	362,102	642,944	701,079
Gross profit	208,920	206,124	394,631	390,624
Selling and administrative expenses	162,319	167,278	327,425	335,982
Restructuring charges	572	(560)	1,658	(183)
Operating income	46,029	39,406	65,548	54,825
Interest income	63	119	141	209
Interest expense	1,131	1,968	3,005	3,957
Income before income taxes	44,961	37,557	62,684	51,077
Income taxes	15,934	13,680	21,815	18,748
Net income	29,027	23,877	40,869	32,329
Less: Net loss attributable to the noncontrolling interest	(2)	(2)	(3)	(28)
Net income attributable to HNI Corporation	$29,029	$23,879	$40,872	$32,357

Net income attributable to HNI Corporation per common share – basic	$0.65	$0.54	$0.92	$0.73
Average number of common shares outstanding – basic	44,431,198	44,416,008	44,344,778	44,359,898
Net income attributable to HNI Corporation per common share – diluted	$0.64	$0.52	$0.90	$0.71
Average number of common shares outstanding – diluted	45,632,284	45,620,984	45,308,306	45,573,952
Cash dividends per common share	$0.275	$0.265	$0.54	$0.515

Other comprehensive income/(loss), net of tax: three months 2016 $(587); 2015 $185; six months 2016 $(868); 2015 $319	(1,762)	396	(2,078)	715
Comprehensive income	27,265	24,273	38,791	33,044
Less: Comprehensive (loss) attributable to noncontrolling interest	(2)	(2)	(3)	(28)
Comprehensive income attributable to HNI Corporation	$27,267	$24,275	$38,794	$33,072

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	40,872	—	(3)	40,869
Other comprehensive (loss) (net of tax)	—	—	—	(2,078)	—	(2,078)
Change in ownership of noncontrolling interest	—	—	—	—		—
Cash dividends; $0.54 per share	—	—	(23,984)	—	—	(23,984)
Common shares – treasury:
Shares purchased	(208)	(8,537)	—	—	—	(8,745)
Shares issued under Members’ Stock Purchase Plan and stock awards	505	22,020	—	—	—	22,525
Balance, July 2, 2016	$44,455	$17,890	$450,463	$(7,264)	$342	$505,886

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)	—	—	32,357	—	(28)	32,329
Other comprehensive (loss) (net of tax)	—	—	—	715	—	715
Change in ownership of noncontrolling interest	—	—	(462)	—	462	—
Cash dividends; $0.515 per share	—	—	(22,893)	—	—	(22,893)
Common shares – treasury:
Shares purchased	(305)	(14,897)	—	—	—	(15,202)
Shares issued under Members’ Stock Purchase Plan and stock awards	489	25,197	—	—	—	25,686
Balance, July 4, 2015	$44,350	$11,167	$383,931	$(4,660)	$348	$435,136

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	July 2, 2016	July 4, 2015
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$40,869	$32,329
Noncash items included in net income:
Depreciation and amortization	31,631	27,795
Other postretirement and post employment benefits	821	881
Stock-based compensation	6,441	6,262
Excess tax benefits from stock compensation	(485)	(1,552)
Deferred income taxes	6,442	3,437
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	130	183
Other – net	5,921	2,012
Net increase (decrease) in operating assets and liabilities	(53,949)	(106,618)
Increase (decrease) in other liabilities	(5,997)	3,367
Net cash flows from (to) operating activities	31,824	(31,904)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(42,422)	(33,732)
Proceeds from sale of property, plant and equipment	499	124
Capitalized software	(13,434)	(16,150)
Acquisition spending, net of cash acquired	(34,064)	—
Purchase of investments	(4,875)	(798)
Sales or maturities of investments	4,758	1,550
Other – net	501	—
Net cash flows from (to) investing activities	(89,037)	(49,006)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	5,401	10,457
Withholdings related to net share settlements of equity based awards	—	(171)
Purchase of HNI Corporation common stock	(8,745)	(15,203)
Proceeds from note and long-term debt	506,359	347,929
Payments of note and long-term debt and other financing	(426,410)	(241,467)
Excess tax benefits from stock compensation	485	1,552
Dividends paid	(23,984)	(22,893)
Net cash flows from (to) financing activities	53,106	80,204

Net increase (decrease) in cash and cash equivalents	(4,107)	(706)
Cash and cash equivalents at beginning of period	28,548	34,144
Cash and cash equivalents at end of period	$24,441	$33,438

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2016

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Note 2. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods.  For the three months and six months ended July 2, 2016, the Corporation recognized $1.1 million and $6.4 million, respectively, of stock based compensation expense. For the three months and six months ended July 4, 2015, the Corporation recognized $2.8 million and $6.3 million, respectively, of stock based compensation expense. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan. The Corporation granted stock options with fair values of $7.7 million and $6.5 million and time-based restricted stock units with adjusted fair values of $0.7 million and $1.1 million in the six months ended July 2, 2016 and July 4, 2015, respectively.

At July 2, 2016, there was $4.3 million of unrecognized compensation cost related to nonvested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.4 years and $1.3 million of unrecognized compensation cost related to nonvested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 1.1 years.

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 75 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	July 2, 2016	January 2, 2016

Finished products	$109,068	$68,478
Materials and work in process	86,125	81,860
LIFO allowance	(25,110)	(25,110)
	$170,083	$125,228

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the six months ended July 2, 2016:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(598)	73	—	(1,815)	(2,340)
Amounts reclassified from accumulated other comprehensive (income) loss	—	—	—	262	262
Balance at July 2, 2016	$(276)	$71	$(5,506)	$(1,553)	$(7,264)
All amounts are net-of tax. Amounts in parentheses indicate debits.

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of July 2, 2016, the fair value of the Corporation's interest rate swap was a liability of $2.5 million, reported net of tax as $1.6 million in accumulated other comprehensive income.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months and six months ended July 2, 2016 and July 4, 2015 (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Derivative financial instruments
Interest rate swap	Selling and administrative expenses	$(322)	$—	$(415)	$—
	Tax (expense) or benefit	119	—	153	—
	Net of tax	$(203)	$—	$(262)	$—

Diesel hedge	Selling and administrative expenses	$—	$(612)	$—	$(1,307)
	Tax (expense) or benefit	—	229	—	470
	Net of tax	$—	$(383)	$—	$(837)
Net		$(203)	$(383)	$(262)	$(837)
Amounts in parentheses indicate reductions to profit.

During the six months ended July 2, 2016, the Corporation repurchased 208,000 shares of its common stock at a cost of approximately $8.7 million.  As of July 2, 2016, $184.0 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the six months ended July 2, 2016, the Corporation paid dividends to shareholders of $0.54 per share.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$29,029	$23,879	$40,872	$32,357
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,431	44,416	44,345	44,360
Potentially dilutive shares from stock-based compensation plans	1,201	1,205	963	1,214
Denominator for diluted EPS	45,632	45,621	45,308	45,574
Earnings per share – basic	$0.65	$0.54	$0.92	$0.73
Earnings per share – diluted	$0.64	$0.52	$0.90	$0.71

The weighted average common stock equivalents presented above do not include the effect of 444,723 and 441,211 common stock equivalents for the three months ended July 2, 2016 and July 4, 2015, respectively, and 730,884 and 945,338 common stock equivalents for the six months ended July 2, 2016 and July 4, 2015, respectively, because their inclusion would be anti-dilutive.

Note 6.  Restructuring

Restructuring costs during the three months ended July 2, 2016 were $2.0 million, of which $1.4 million was recorded in cost of goods sold. Restructuring costs during the six months ended July 2, 2016 were $3.1 million, of which $1.4 million was recorded in cost of goods sold. These costs in both the quarter and year to date periods were primarily incurred as part of the previously announced closure of the Paris, Kentucky, hearth manufacturing facility.

During the three months and six months ended July 4, 2015, the Corporation recorded a $0.6 million reduction and $0.2 million reduction, respectively, of restructuring costs due primarily to lower than anticipated postemployment costs related to previously announced closures of the Midwest Folding Products business located in Chicago, Illinois and an office furniture manufacturing facility in Florence, Alabama.

The following is a summary of changes in restructuring accruals during the six months ended July 2, 2016.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2016	$206	$15	$221
Restructuring charges	1,196	462	1,658
Cash payments	(360)	(464)	(824)
Balance as of July 2, 2016	$1,042	$13	$1,055

The portion of the restructuring reserve expected to be paid in the next twelve months was $1.1 million as of July 2, 2016 and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets.

Note 7. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of July 2, 2016 and January 2, 2016, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

	July 2, 2016			January 2, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,645	$18,619	$26	$18,645	$18,615	$30
Software	137,442	23,219	114,223	122,892	21,193	101,699
Trademarks and trade names	7,564	1,058	6,506	6,564	753	5,811
Customer lists and other	117,084	61,592	55,492	105,586	60,063	45,523
Net definite lived intangible assets	$280,735	$104,488	$176,247	$253,687	$100,624	$153,063

Aggregate amortization expense for the three months ended July 2, 2016 and July 4, 2015 was $2.9 million and $2.7 million, respectively. Aggregate amortization expense for the six months ended July 2, 2016 and July 4, 2015 was $5.3 million and $5.5 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2016	2017	2018	2019	2020
Amortization expense	$11.3	$17.8	$18.0	$17.1	$16.7

As events such as acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $40.9 million and $41.0 million as of July 2, 2016 and January 2, 2016, respectively.  These trademarks and trade names, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets, are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 2, 2016 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2016
Goodwill	$149,718	$183,199	$332,917
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of January 2, 2016	94,594	183,056	277,650
Goodwill acquired	15,365	—	15,365
Foreign currency translation adjustments	(6)	—	(6)
Balance as of July 2, 2016
Goodwill	165,077	183,199	348,276
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of July 2, 2016	$109,953	$183,056	$293,009

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

(In thousands)	July 2, 2016	July 4, 2015
Balance at beginning of period	$16,227	$16,719
Accruals for warranties issued during period	10,159	10,535
Adjustments related to pre-existing warranties	276	349
Settlements made during the period	(10,586)	(11,139)
Balance at end of period	$16,076	$16,464

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.9 million and $8.2 million as of July 2, 2016 and January 2, 2016, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.1 million and $8.0 million as of July 2, 2016 and January 2, 2016, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note 9.  Postretirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$184	$201	$369	$402
Interest cost	211	204	422	408
Amortization of (gain)/loss	15	12	30	71
Net periodic benefit cost	$410	$417	$821	$881

Note 10.  Income Taxes

The Corporation's income tax provision for the three months ended July 2, 2016 was $15.9 million on pre-tax income of $45.0 million or an effective tax rate of 35.4 percent. For the three months ended July 4, 2015, the Corporation's income tax provision was $13.7 million on pre-tax income of $37.6 million or an effective tax rate of 36.4 percent. The effective tax rate was lower in the three months ended July 2, 2016 principally due to timing of the enactment of the R&D tax credit and change in mix related to foreign earnings. The provision for income taxes for the six months ended July 2, 2016 reflects an effective tax rate of 34.8 percent compared to 36.7 percent for the same period last year. The drivers of the change in effective tax rate for the first six months were the same as those for the quarter.

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

Assets measured at fair value as of July 2, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$8,846	$—	$8,846	$—
Corporate bonds	$3,696	$—	$3,696	$—
Derivative financial instruments	$(2,582)	$—	$(2,582)	$—

Assets measured at fair value as of January 2, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,663	$—	$9,663	$—
Corporate bonds	$2,405	$—	$2,405	$—
Derivative financial instruments	$(1,252)	$—	$(1,252)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed above in this section, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate debt obligations at July 2, 2016 and January 2, 2016, the end of the Corporation's 2015 fiscal year, was $276 million and $40 million, respectively, which approximated the fair value.  The Corporation paid off its outstanding fixed-rate, long-term debt obligations on April 6, 2016 with revolving credit facility borrowings. The value of these senior notes was estimated based on a discounted cash flow method to be $148 million at January 2, 2016, compared to the carrying value of $150 million.

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

As of July 2, 2016, there was $276 million outstanding under the $400 million revolving credit facility of which $193 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $83 million was classified as current.

Note 12.  Commitments and Contingencies

The Corporation utilizes letters of credit in the amount of $9 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and bankers acceptances in the amount of $5 million to guarantee certain payments to overseas suppliers. The letters of credit and bankers acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

The FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs in April 2015, which was further clarified by ASU No. 2015-15 in August 2015. The core principle of the ASUs is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). Debt issuance costs related to line-of-credit arrangements can still be presented as assets and subsequently amortized. The Corporation adopted the guidance effective January 3, 2016, the beginning of the Corporation's 2016 fiscal year. The guidance did not have an impact on the Corporation's financial statements.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three months and six months ended July 2, 2016 and July 4, 2015, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Sales:
Office Furniture	$428,113	$450,624	$815,452	$858,053
Hearth Products	108,425	117,602	222,123	233,650
	$536,538	$568,226	$1,037,575	$1,091,703
Operating Profit:
Office furniture	$43,367	$39,791	$64,667	$59,943
Hearth products	9,954	11,162	22,515	23,663
Total operating profit	53,321	50,953	87,182	83,606
Unallocated corporate expense	(8,360)	(13,396)	(24,498)	(32,529)
Income before income taxes	$44,961	$37,557	$62,684	$51,077

Depreciation & Amortization Expense:
Office furniture	$11,127	$10,263	$21,820	$20,640
Hearth products	3,322	2,047	5,978	4,005
General corporate	1,931	1,625	3,833	3,150
	$16,380	$13,935	$31,631	$27,795

Capital Expenditures (including capitalized software):
Office furniture	$13,580	$11,848	$30,048	$26,399
Hearth products	4,459	1,993	7,012	4,397
General corporate	10,360	7,818	18,796	19,086
	$28,399	$21,659	$55,856	$49,882

	As of	As of
(In thousands)	July 2, 2016	January 2, 2016
Identifiable Assets:
Office furniture	$804,955	$739,915
Hearth products	356,142	341,813
General corporate	193,633	182,197
	$1,354,730	$1,263,925

Note 15. Business Combinations

On January 29, 2016, the Corporation acquired a small office furniture company with annual sales of approximately $30 million at a purchase price of approximately $34 million, net of cash acquired. The Corporation will finalize the allocation of purchase price during 2016 based on final purchase price and fair value adjustments. Based on the preliminary allocation, there are approximately $14 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to twelve years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets. There was approximately $15 million of goodwill associated with this acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation is a leading global provider and designer of office furniture and the nation's leading manufacturer and marketer of hearth products. The Corporation has two reportable segments:  office furniture and hearth products.   The Corporation utilizes a split and focused, decentralized business model to deliver value to customers through various brands and selling models.

Net sales for the second quarter of fiscal 2016 decreased 5.6 percent to $536.5 million when compared to the second quarter of fiscal 2015.  The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales are down due to strong prior year comparisons and a softer market environment. The hearth segment saw continued growth in the new construction channel offset by a decline in the retail channel due to inventory timing, warm weather, and low oil prices.  The acquisition and divestitures of small office furniture related companies resulted in a net increase in sales of $6.5 million compared to the prior year. Gross margin for the quarter increased from prior year levels due to strong operational performance, favorable material productivity, and price realization partially offset by lower volume.  Total selling and administrative expenses increased as a percentage of sales due to higher incentive based compensation and strategic investments partially offset by cost reductions at the operating segments and corporate.

The Corporation recorded $2.0 million of restructuring costs and $3.5 million of transition costs in the second quarter 2016 in connection with the previously announced closure of the Paris, Kentucky, hearth manufacturing facility and structural realignments among office furniture facilities in Muscatine, Iowa. $4.9 million of these charges were included in cost of sales. Specific items incurred include severance, accelerated depreciation, and production move costs. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement. Restructuring charges for the prior year quarter were favorable $0.6 million due to lower than anticipated post-employment costs. The Corporation also recorded $1.3 million of transition costs in the prior year quarter in connection with previously announced closures, acquisition integration and structural realignment. These transition costs were included in cost of sales.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	Percent Change	July 2, 2016	July 4, 2015	Percent Change
Net sales	$536,538	$568,226	(5.6)%	$1,037,575	$1,091,703	(5.0)%
Cost of sales	327,618	362,102	(9.5)%	642,944	701,079	(8.3)%
Gross profit	208,920	206,124	1.4%	394,631	390,624	1.0%
Selling and administrative expenses	162,319	167,278	(3.0)%	327,425	335,982	(2.5)%
Restructuring charges	572	(560)	202.1%	1,658	(183)	NM
Operating income	46,029	39,406	16.8%	65,548	54,825	19.6%
Interest expense, net	1,068	1,849	(42.2)%	2,864	3,748	(23.6)%
Income before income taxes	44,961	37,557	19.7%	62,684	51,077	22.7%
Income taxes	15,934	13,680	16.5%	21,815	18,748	16.4%
Net income	$29,027	$23,877	21.6%	$40,869	$32,329	26.4%

Consolidated net sales for the second quarter of 2016 decreased 5.6 percent or $31.7 million compared to the same quarter last year. The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales are down due to strong prior year comparisons and a softer market environment. The hearth segment saw continued growth in the new construction channel offset by a decline in the retail channel due to inventory timing, warm weather, and low oil prices.  The acquisition and divestitures of small office furniture related companies resulted in a net increase in sales of $6.5 million compared to the prior year quarter.

Gross margin for the second quarter of 2016 increased to 38.9 percent compared to 36.3 percent for the same quarter last year.  Gross margin for the quarter improved from prior year levels due to strong operational performance, favorable material productivity, and price realization partially offset by lower volume.

Second quarter 2016 cost of sales included $1.4 million of restructuring costs and $3.5 million of transitions costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Second quarter 2015 cost of sales included $1.3 million of transition costs related to previously announced closures, acquisition integration and structural realignment.

Total selling and administrative expenses as a percentage of net sales increased to 30.3 percent compared to 29.4 percent for the same quarter last year driven by lower volume and higher incentive based compensation partially offset by cost reductions at the operating segments and corporate.

In the second quarter of 2016, the Corporation recorded $0.6 million in restructuring costs as part of selling and administrative costs due to the previously announced closure of the Paris, Kentucky, hearth manufacturing facility. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement. Second quarter 2015 restructuring costs were favorable $0.6 million primarily due to lower than anticipated post-employment costs incurred for the previously announced closures of the Midwest Folding Products business located in Chicago, Illinois and an office furniture manufacturing facility in Florence, Alabama.

The Corporation's income tax provision for the three months ended July 2, 2016 was $15.9 million on pre-tax income of $45.0 million or an effective tax rate of 35.4 percent. For the three months ended July 4, 2015, the Corporation's income tax provision was $13.7 million on pre-tax income of $37.6 million or an effective tax rate of 36.4 percent. The effective tax rate was lower in the three months ended July 2, 2016 principally due to timing of the enactment of the R&D tax credit and change in mix related to foreign earnings. The provision for income taxes for the six months ended July 2, 2016 reflects an effective tax rate of 34.8 percent compared to 36.7 percent for the same period last year. The drivers of the change in effective tax rate for the first six months were the same as those for the quarter.

Net income attributable to the Corporation was $29.0 million or $0.64 per diluted share in the second quarter of 2016 compared to $23.9 million or $0.52 per diluted share in the second quarter of 2015.

For the first six months of 2016, consolidated net sales decreased $54.1 million, or 5.0 percent, to $1.0 billion from $1.1 billion. The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The acquisition and divestitures of small office furniture related companies resulted in a net increase in sales $11.2 million compared to the same period in the prior year. Gross margins increased to 38.0 percent from 35.8 percent from the same period last year. The improvement was driven by strong operational performance, favorable material productivity, and price realization partially offset by lower volume.

During the first half of 2016, the Corporation recorded as part of cost of sales $1.4 million of restructuring costs and $5.3 million of transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. For the first six months of 2015, the Corporation recorded $2.5 million of transition costs in cost of sales related to previously announced closures, acquisition integration and structural realignment.

For the first six months of 2016, total selling and administrative expenses as a percentage of net sales increased to 31.6 percent compared to 30.8 percent for the same period last year. This increase was driven by lower volume and higher incentive based compensation partially offset by cost reductions at the operating segments and corporate.

The Corporation recorded $1.7 million of restructuring costs in the first six months of 2016 as part of selling and administrative expenses due primarily to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement. In the same period last year, the Corporation recorded a $0.2 million reduction in restructuring costs associated with expense from previously announced closures, which was more than offset by lower than anticipated post-employment costs.

Net income attributable to HNI Corporation was $40.9 million for the first six months of 2016 compared to $32.4 million for the first six months of 2015. Earnings per share increased to $0.90 per diluted share compared to $0.71 per diluted share for the same period last year.

Office Furniture

Second quarter 2016 net sales for the office furniture segment decreased 5.0 percent or $22.5 million to $428.1 million from $450.6 million for the same quarter last year. Sales for the quarter decreased in our North America contract and International businesses partially offset by an increase in our supplies driven business. The acquisition and divestitures of small office furniture related companies resulted in a net increase in sales of $6.5 million compared to the prior year quarter. Second quarter 2016 operating profit increased 9.0 percent or $3.6 million to $43.4 million from $39.8 million in the prior year quarter as a result of strong operational performance, favorable material productivity, price realization and cost reductions. These factors were partially offset by lower volume, higher incentive based compensation, and strategic investments.

In the second quarter of 2016, the office furniture segment recorded $2.5 million of transition costs as part of cost of sales primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. In the second quarter of 2015, the office furniture segment recorded $0.8 million of transition costs in cost of sales for previously announced closures and realignments. Specific transition items incurred in both years include production move costs. The Corporation also recorded a reduction in restructuring costs in second quarter 2015 of $0.6 million due primarily to lower than anticipated post-employment costs incurred for the previously announced closures.

Net sales for the first six months of 2016 decreased $42.6 million, or 5.0 percent, to $815.5 million compared to $858.1 million for the same period in 2015 driven by a decrease in both channels. The acquisition and divestitures of small office furniture related companies resulted in a net increase in sales of $11.2 million compared to the same period in the prior year. Operating profit for the first six months of 2016 increased $4.7 million, or 7.9 percent, to $64.7 million compared to $59.9 million for the same period in 2015 driven by strong operational performance, favorable material productivity, price realization and cost reductions. These factors were partially offset by lower volume, higher incentive based compensation, and strategic investments.

For the first six months of 2016, the office furniture segment recorded $4.0 million of transition costs as part of cost of sales and $0.2 million of restructuring costs. These charges were primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. Specific transition costs incurred include production move costs. In the same period last year, the office furniture segment recorded $1.9 million of transition costs in cost of sales related to production moves and a $0.2 million reduction of restructuring costs due to lower than anticipated post-employment costs incurred for the previously announced closures.

Hearth Products

Second quarter 2016 net sales for the hearth products segment decreased 7.8 percent or $9.2 million to $108.4 million from $117.6 million for the same quarter last year. A decline in the retail channel due to inventory timing, warm weather, and low oil prices was partially offset by continued growth in the new construction channel. Operating profit decreased 10.8 percent or $1.2 million to $10.0 million compared to $11.2 million in the prior year quarter due to impact from previously announced closures, lower volume, and higher incentive based compensation. These were partially offset by strong operational performance, favorable material productivity, and cost reductions.

In the second quarter of 2016, the hearth segment recorded $2.0 million of restructuring costs and $1.0 million of transition costs, of which $2.4 million was included in cost of sales. These costs were incurred as part of the previously announced closure of the Paris, Kentucky, hearth manufacturing facility. Specific items incurred include severance, accelerated depreciation and production move costs. In the same period last year, the hearth segment recorded $0.5 million of transition costs in cost of sales related to acquisition integration.

Net sales for the first six months of 2016 decreased $11.5 million, or 4.9 percent, to $222.1 million compared to $233.7 million for the same period in 2015. Operating profit for the first six months of 2016 decreased $1.1 million to $22.5 million compared to $23.7 million for the same period in 2015. The year-to-date decreases in sales and operating profits were driven by the same drivers experienced in the current quarter.

For the first six months of 2016, the hearth segment recorded $2.9 million of restructuring costs and $1.3 million of transition costs, of which $2.7 million was included in cost of sales. These costs were incurred as part of the previously announced closure of its manufacturing facility in Paris, Kentucky. Specific items incurred include severance, accelerated depreciation, and production move costs. In the same period last year, the hearth segment recorded $0.5 million of transition costs in cost of sales related to acquisition integration.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $31.8 million of cash in the first six months of 2016 compared to $31.9 million used in the first six months of 2015.  Working capital resulted in a $53.9 million use of cash in the first six months of the current fiscal year compared to a $106.6 million use of cash in the same period of the prior year. The decreased use of cash compared to the prior year is primarily due to lower Accounts Receivable and Accrued Expenses as a result of timing and lower sales. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2016 were $55.9 million compared to $49.9 million in the same period of fiscal 2015 and were primarily for building reconfiguration, tooling and equipment for new products, continuous improvements in manufacturing processes and the on-going implementation of an integrated information system to support business process transformation.  For the full year 2016, capital expenditures are expected to be approximately $125 to $130 million.

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

As of July 2, 2016, there was $276 million outstanding under the $400 million revolving credit facility of which $193 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $83 million was classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At July 2, 2016, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement.  The Corporation expects to remain in compliance over the next twelve months.

In 2006, the Corporation refinanced $150 million of borrowings outstanding under its prior revolving credit facility with 5.54 percent, ten-year unsecured senior notes ("Senior Notes") due April 6, 2016 issued through the private placement debt market.  Interest payments were due semi-annually on April 6 and October 6 of each year. The Corporation paid off the Senior Notes on April 6, 2016 with revolving credit facility borrowings.

In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of July 2, 2016, the fair value of the Corporation's interest rate swap was a liability of $2.5 million reported net of tax as $1.6 million in accumulated other comprehensive income.

On May 10, 2016, the Corporation's Board of Directors (the "Board") approved a 3.8 percent increase in the common stock quarterly dividend from $0.265 per share to $0.275 per share. The dividend was paid on June 1, 2016 to shareholders of record on May 20, 2016.

During the six months ended July 2, 2016, the Corporation repurchased 208,000 shares of common stock at a cost of $8.7 million, or an average price of $42.04 per share.  As of July 2, 2016, $184.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.  With the exception of the debt refinancing as described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first six months of fiscal 2016.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation is currently evaluating the effect, if any, that the updated standard will have on consolidated financial statements and related disclosures. The Company anticipates more information on the potential impact, if any, of the new standard will be available by the end of 2016.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. The new standard becomes effective for the Corporation in fiscal 2017. The Corporation anticipates the standard will have an immaterial effect on consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The new standard becomes effective for the Corporation in fiscal 2017. The Corporation is currently evaluating the impact to the consolidated financial statements and related disclosures.

Looking Ahead

Management remains optimistic about the long term prospects in the office furniture and hearth products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, outlook, objectives and future financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) closing, consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility; currency fluctuations and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2016, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of July 2, 2016, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On January 29, 2016, the Corporation completed the acquisition of a small office furniture company. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude the acquisition from our evaluation as of July 2, 2016, as permitted by the Securities and Exchange Commission guidelines.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended July 2, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/03/16 – 04/30/16	2,600	$43.63	2,600	$190,916,092
05/01/16 – 05/28/16	93,600	$43.14	93,600	$186,877,807
05/29/16 – 07/02/16	62,400	$46.49	62,400	$183,976,906
Total	158,600		158,600
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

•
No repurchase plans expired or were terminated during the second quarter of fiscal 2016, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 2, 2016	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)
Amended and Restated Bylaws of the Corporation, as amended on May 10, 2016 (incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed with the SEC on May 13, 2016)

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements