Form 10-Q
period 2016-10-01
HNI CORP
filed 2016-11-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at October 1, 2016 44,536,706

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars)
(Unaudited)
	October 1, 2016	January 2, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,335	$28,548
Short-term investments	7,400	4,252
Receivables	246,989	243,409
Inventories	150,690	125,228
Prepaid expenses and other current assets	32,615	36,933
Total Current Assets	465,029	438,370

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	30,077	28,801
Buildings	306,483	298,516
Machinery and equipment	535,968	515,131
Construction in progress	40,027	31,986
	912,555	874,434
Less accumulated depreciation	543,221	533,275

Net Property, Plant, and Equipment	369,334	341,159

GOODWILL	293,517	277,650

DEFERRED INCOME TAXES	1,606	—

OTHER ASSETS	231,572	206,746

Total Assets	$1,361,058	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars and shares except par value)
(Unaudited)
	October 1, 2016	January 2, 2016

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$415,555	$424,405
Current maturities of long-term debt	21,091	5,477
Current maturities of other long-term obligations	4,777	6,018
Total Current Liabilities	441,423	435,900

LONG-TERM DEBT	215,800	185,000

OTHER LONG-TERM LIABILITIES	75,584	76,792

DEFERRED INCOME TAXES	103,910	88,934

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred, $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common, $1 par value, authorized 200,000 shares, outstanding:
October 1, 2016 – 44,537 shares;
January 2, 2016 – 44,158 shares	44,537	44,158

Additional paid-in capital	14,447	4,407
Retained earnings	472,000	433,575
Accumulated other comprehensive income (loss)	(6,984)	(5,186)
Total HNI Corporation shareholders' equity	524,000	476,954

Noncontrolling interest	341	345

Total Equity	524,341	477,299

Total Liabilities and Equity	$1,361,058	$1,263,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net sales	$584,629	$615,850	$1,622,204	$1,707,553
Cost of sales	363,075	384,219	1,006,019	1,085,298
Gross profit	221,554	231,631	616,185	622,255
Selling and administrative expenses	169,495	170,371	496,920	506,354
Restructuring charges	399	172	2,057	(12)
Operating income	51,660	61,088	117,208	115,913
Interest income	80	110	221	318
Interest expense	1,091	1,733	4,096	5,689
Income before income taxes	50,649	59,465	113,333	110,542
Income taxes	16,837	18,619	38,652	37,367
Net income	33,812	40,846	74,681	73,175
Less: Net loss attributable to the noncontrolling interest	(1)	(2)	(4)	(30)
Net income attributable to HNI Corporation	$33,813	$40,848	$74,685	$73,205

Net income attributable to HNI Corporation per common share – basic	$0.76	$0.92	$1.68	$1.65
Average number of common shares outstanding – basic	44,547,375	44,263,027	44,412,310	44,327,608
Net income attributable to HNI Corporation per common share – diluted	$0.74	$0.90	$1.64	$1.61
Average number of common shares outstanding – diluted	45,844,566	45,402,537	45,488,067	45,516,521

Foreign currency translation adjustments	$(80)	$(1,388)	$(678)	$(1,241)
Change in unrealized gains (losses) on marketable securities (net of tax)	(62)	24	11	22
Change in derivative financial instruments (net of tax)	422	(273)	(1,131)	297
Other comprehensive gain (loss) net of tax	280	(1,637)	(1,798)	(922)
Comprehensive income	34,092	39,209	72,883	72,253
Less: Comprehensive (loss) attributable to noncontrolling interest	(1)	(2)	(4)	(30)
Comprehensive income attributable to HNI Corporation	$34,093	$39,211	$72,887	$72,283

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	74,685	—	(4)	74,681
Other comprehensive (loss) (net of tax)	—	—	—	(1,798)	—	(1,798)
Change in ownership of noncontrolling interest	—	—	—	—	—	—
Cash dividends; $0.815 per share	—	—	(36,260)	—	—	(36,260)
Common shares – treasury:
Shares purchased	(608)	(29,798)	—	—	—	(30,406)
Shares issued under Members’ Stock Purchase Plan and stock awards	987	39,838	—	—	—	40,825
Balance, October 1, 2016	$44,537	$14,447	$472,000	$(6,984)	$341	$524,341

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)	—	—	73,205	—	(30)	73,175
Other comprehensive (loss) (net of tax)	—	—	—	(922)	—	(922)
Change in ownership of noncontrolling interest	—	—	(461)	—	461	—
Cash dividends; $0.780 per share	—	—	(34,629)	—	—	(34,629)
Common shares – treasury:
Shares purchased	(506)	(24,273)	—	—	—	(24,779)
Shares issued under Members’ Stock Purchase Plan and stock awards	521	27,942	—	—	—	28,463
Balance, October 3, 2015	$44,181	$4,536	$413,044	$(6,297)	$345	$455,809

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	October 1, 2016	October 3, 2015
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$74,681	$73,175
Non-cash items included in net income:
Depreciation and amortization	48,908	42,299
Other post retirement and post employment benefits	1,232	1,392
Stock-based compensation	7,400	7,953
Excess tax benefits from stock compensation	(1,797)	(1,581)
Deferred income taxes	14,371	8,411
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	841	349
Other – net	980	(1,199)
Net increase (decrease) in operating assets and liabilities	(26,582)	(74,897)
Increase (decrease) in other liabilities	(6,327)	2,500
Net cash flows from (to) operating activities	113,707	58,402

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(62,796)	(58,029)
Proceeds from sale of property, plant and equipment	987	783
Capitalized software	(19,703)	(23,544)
Acquisition spending, net of cash acquired	(33,567)	—
Purchase of investments	(8,724)	(2,861)
Sales or maturities of investments	8,581	2,750
Other – net	500	—
Net cash flows from (to) investing activities	(114,722)	(80,901)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	20,871	11,548
Withholdings related to net share settlements of equity based awards	—	(171)
Purchase of HNI Corporation common stock	(30,406)	(24,779)
Proceeds from note and long-term debt	543,286	400,979
Payments of note and long-term debt and other financing	(499,486)	(341,558)
Excess tax benefits from stock compensation	1,797	1,581
Dividends paid	(36,260)	(34,629)
Net cash flows from (to) financing activities	(198)	12,971

Net increase (decrease) in cash and cash equivalents	(1,213)	(9,528)
Cash and cash equivalents at beginning of period	28,548	34,144
Cash and cash equivalents at end of period	$27,335	$24,616

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2016

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended October 1, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Note 2. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods.  For the three months and nine months ended October 1, 2016, the Corporation recognized $1.0 million and $7.4 million, respectively, of stock based compensation expense. For the three months and nine months ended October 3, 2015, the Corporation recognized $1.7 million and $8.0 million, respectively, of stock based compensation expense. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan. The Corporation granted stock options with fair values of $7.7 million and $6.5 million and time-based restricted stock units with adjusted fair values of $0.7 million and $1.1 million in the nine months ended October 1, 2016 and October 3, 2015, respectively.

At October 1, 2016, there was $3.9 million of unrecognized compensation cost related to non-vested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.3 years, and $1.1 million of unrecognized compensation costs related to non-vested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 1.0 years.

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or market with approximately 75 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	October 1, 2016	January 2, 2016

Finished products	$94,344	$68,478
Materials and work in process	81,456	81,860
LIFO allowance	(25,110)	(25,110)
	$150,690	$125,228

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the nine months ended October 1, 2016:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(678)	17	—	(2,506)	(3,167)
Tax (expense) or benefit	—	(6)	—	922	916
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	453	453
Balance at October 1, 2016	$(356)	$9	$(5,506)	$(1,131)	$(6,984)
Amounts in parentheses indicate reductions in equity.

The following table summarizes the components of accumulated other comprehensive income(loss) and the changes in accumulated other comprehensive income (loss) for the nine months ended October 3, 2015:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)
Other comprehensive income (loss) before reclassifications	(1,241)	33	—	(1,533)	(2,741)
Tax (expense) or benefit	—	(11)	—	528	517
Amounts reclassified from accumulated other comprehensive (income) loss net of tax	—	—	—	1,302	1,302
Balance at October 3, 2015	$982	$59	$(6,763)	$(575)	$(6,297)
Amounts in parentheses indicate reductions in equity.

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of October 1, 2016, the fair value of the Corporation's interest rate swap was a liability of $1.8 million, reported net of tax as $1.1 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months and nine months ended October 1, 2016 and October 3, 2015 (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income Is Presented	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Derivative financial instruments
Interest rate swap	Selling and administrative expenses	$(302)	$—	$(717)	$—
	Tax (expense) or benefit	111	—	264	—
	Net of tax	$(191)	$—	$(453)	$—

Diesel hedge	Selling and administrative expenses	$—	$(680)	$—	$(1,987)
	Tax (expense) or benefit	—	255	—	685
	Net of tax	$—	$(425)	$—	$(1,302)
Net		$(191)	$(425)	$(453)	$(1,302)
Amounts in parentheses indicate reductions to profit.

During the nine months ended October 1, 2016, the Corporation repurchased 608,500 shares of its common stock at a cost of approximately $30.4 million.  As of October 1, 2016, $162.3 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the three months ended October 1, 2016 and October 3, 2015, the Corporation paid dividends to shareholders of $0.275 and $0.265 per share, respectively. During the nine months ended October 1, 2016 and October 3, 2015, the Corporation paid dividends to shareholders of $0.815 and $0.780 per share, respectively.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$33,813	$40,848	$74,685	$73,205
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,547	44,263	44,412	44,328
Potentially dilutive shares from stock-based compensation plans	1,298	1,140	1,076	1,189
Denominator for diluted EPS	45,845	45,403	45,488	45,517
Earnings per share – basic	$0.76	$0.92	$1.68	$1.65
Earnings per share – diluted	$0.74	$0.90	$1.64	$1.61

The weighted average common stock equivalents presented above do not include the effect of 352,380 and 536,814 common stock equivalents for the three months ended October 1, 2016 and October 3, 2015, respectively, and 437,684 and 383,600 common stock equivalents for the nine months ended October 1, 2016 and October 3, 2015, respectively, because their inclusion would be anti-dilutive.

Note 6.  Restructuring

Restructuring costs during the three months ended October 1, 2016 were $1.1 million, of which $0.7 million was recorded in "Cost of goods sold" in the Condensed Consolidated Statements of Comprehensive Income. Restructuring costs during the nine months ended October 1, 2016 were $4.2 million, of which $2.2 million was recorded in cost of goods sold. These costs in both the quarter and year to date periods were primarily incurred as part of the previously announced closure of the Paris, Kentucky hearth manufacturing facility.

During the three months ended October 3, 2015, the Corporation recorded $1.0 million of restructuring costs, of which $0.8 million was recorded in cost of goods sold, due primarily to the decision to exit a line of business within our hearth product segment. During the nine months ended October 3, 2015, the Corporation recorded $0.8 million of restructuring costs, all of which was recorded in cost of goods sold. The costs resulting from the decision to exit a line of business within our hearth product segment were partially offset by lower than anticipated post employment costs related to previously announced closures of the Midwest Folding Products business located in Chicago, Illinois and an office furniture manufacturing facility in Florence, Alabama.

The following is a summary of changes in restructuring accruals during the nine months ended October 1, 2016.

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of January 2, 2016	$206	$15	$221
Restructuring charges, excluding amounts in cost of goods sold	1,249	808	2,057
Cash payments	(685)	(823)	(1,508)
Balance as of October 1, 2016	$770	$—	$770

The restructuring reserve is expected to be paid in the next twelve months and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets.

Note 7. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of October 1, 2016 and January 2, 2016, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

	October 1, 2016			January 2, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,645	$18,621	$24	$18,645	$18,615	$30
Software	143,451	24,446	119,005	122,892	21,193	101,699
Trademarks and trade names	7,564	1,236	6,328	6,564	753	5,811
Customer lists and other	117,785	63,460	54,325	105,586	60,063	45,523
Net definite lived intangible assets	$287,445	$107,763	$179,682	$253,687	$100,624	$153,063

Aggregate amortization expense for the three months ended October 1, 2016 and October 3, 2015 was $3.2 million and $2.7 million, respectively. Aggregate amortization expense for the nine months ended October 1, 2016 and October 3, 2015 was $8.6 million and $8.2 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2016	2017	2018	2019	2020
Amortization expense	$12.0	$20.8	$22.3	$21.3	$20.8

As events such as acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $41.0 million as of October 1, 2016 and January 2, 2016.  These trademarks and trade names, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets, are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since January 2, 2016 are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 2, 2016
Goodwill	$149,718	$183,199	$332,917
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of January 2, 2016	94,594	183,056	277,650
Goodwill acquired	15,871	—	15,871
Foreign currency translation adjustments	(4)	—	(4)
Balance as of October 1, 2016
Goodwill	165,585	183,199	348,784
Accumulated impairment losses	(55,124)	(143)	(55,267)
Net goodwill balance as of October 1, 2016	$110,461	$183,056	$293,517

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

(In thousands)	October 1, 2016	October 3, 2015
Balance at beginning of period	$16,227	$16,719
Accruals for warranties issued during period	14,762	14,764
Adjustments related to pre-existing warranties	359	(230)
Settlements made during the period	(15,379)	(15,372)
Balance at end of period	$15,969	$15,881

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.7 million and $8.2 million as of October 1, 2016 and January 2, 2016, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.3 million and $8.0 million as of October 1, 2016 and January 2, 2016, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note 9.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for the periods noted:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$184	$201	$552	$603
Interest cost	212	204	634	612
Amortization of (gain)/loss	16	59	46	177
Net periodic benefit cost	$412	$464	$1,232	$1,392

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended October 1, 2016 was $16.8 million on pre-tax income of $50.6 million or an effective tax rate of 33.2 percent. For the three months ended October 3, 2015, the Corporation's income tax provision was $18.6 million on pre-tax income of $59.5 million or an effective tax rate of 31.3 percent. The effective tax rate was higher in the three months ended October 1, 2016 principally due to bonus depreciation not being enacted as of October 3, 2015, which caused a higher expected U.S. manufacturing deduction and, indirectly, a lower effective tax rate for October 3, 2015 as compared to the current quarter. The provision for income taxes for the nine months ended October 1, 2016 reflects an effective tax rate of 34.1 percent compared to 33.8 percent for the same period last year. The drivers of the change in effective tax rate for the first nine months were the same as those for the quarter.

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

Assets measured at fair value as of October 1, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,368	$—	$6,368	$—
Corporate bonds	$6,140	$—	$6,140	$—
Derivative financial instruments	$(1,790)	$—	$(1,790)	$—

Assets measured at fair value as of January 2, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,663	$—	$9,663	$—
Corporate bonds	$2,405	$—	$2,405	$—
Derivative financial instruments	$(1,252)	$—	$(1,252)	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed above in this section, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate debt obligations at October 1, 2016 and January 2, 2016, the end of the Corporation's 2015 fiscal year, was $237 million and $40 million, respectively, which approximated the fair value.  The Corporation paid off its outstanding fixed-rate, long-term debt obligations on April 6, 2016 with revolving credit facility borrowings. The value of these senior notes was estimated based on a discounted cash flow method to be $148 million at January 2, 2016, compared to the carrying value of $150 million.

The Corporation, certain domestic subsidiaries of the Corporation, the lenders and Wells Fargo Bank, National Association, as administrative agent, entered into the First Amendment to Second Amended and Restated Credit Agreement (the "Credit Agreement") on January 6, 2016. The Credit Agreement amends the Second Amended and Restated Credit Agreement dated as of June 9, 2015.

The Credit Agreement was amended to increase the revolving commitment of the lenders from $250 million to $400 million (while retaining the Corporation's option under the Credit Agreement to increase its borrowing capacity by an additional $150 million) in order to provide funding for the payoff of its maturing senior notes on April 6, 2016 and to extend the maturity date of the Credit Agreement from June 2020 to January 2021. The Corporation deferred the debt issuance costs related to the Credit Agreement, which were classified as assets, and is amortizing them over the term of the Credit Agreement.

As of October 1, 2016, there was $237 million outstanding under the $400 million revolving credit facility of which $216 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $21 million was classified as current.

Note 12.  Commitments and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of $14 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of $5 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, cash flows or on the Corporation's quarterly or annual operating results when resolved in a future period.

Note 13.  Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change U.S. generally accepted accounting principles for a customer’s accounting for service contracts. The Corporation adopted the guidance effective January 3, 2016, the beginning of the Corporation's 2016 fiscal year. The guidance did not have a material impact on the Corporation's financial statements.

The FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs in April 2015, which was further clarified by ASU No. 2015-15 in August 2015. The core principle of the ASUs is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). Debt issuance costs related to line-of-credit arrangements can still be presented as assets and subsequently amortized. The Corporation adopted the guidance effective January 3, 2016, the beginning of the Corporation's 2016 fiscal year. The guidance did not have an impact on the Corporation's financial statements because all debt currently held is a line-of-credit arrangement.

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

For purposes of segment reporting, inter-company sales between segments are not material and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net cost of the Corporation's corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three months and nine months ended October 1, 2016 and October 3, 2015, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Sales:
Office Furniture	$454,946	$475,960	$1,270,398	$1,334,013
Hearth Products	129,683	139,890	351,806	373,540
	$584,629	$615,850	$1,622,204	$1,707,553
Operating Profit:
Office furniture	$44,729	$48,389	$109,396	$108,332
Hearth products	19,108	23,498	41,623	47,161
Total operating profit	63,837	71,887	151,019	155,493
Unallocated corporate expense	(13,188)	(12,422)	(37,686)	(44,951)
Income before income taxes	$50,649	$59,465	$113,333	$110,542

Depreciation & Amortization Expense:
Office furniture	$10,889	$10,644	$32,709	$31,284
Hearth products	3,034	2,166	9,012	6,171
General corporate	3,354	1,694	7,187	4,844
	$17,277	$14,504	$48,908	$42,299

Capital Expenditures (including capitalized software):
Office furniture	$13,875	$19,590	$43,923	$45,989
Hearth products	1,957	2,798	8,969	7,195
General corporate	10,811	9,303	29,607	28,389
	$26,643	$31,691	$82,499	$81,573

	As of	As of
(In thousands)	October 1, 2016	January 2, 2016
Identifiable Assets:
Office furniture	$797,458	$739,915
Hearth products	360,081	341,813
General corporate	203,519	182,197
	$1,361,058	$1,263,925

Note 15. Business Combinations

On January 29, 2016, the Corporation acquired a small office furniture company with annual sales of approximately $30 million at a purchase price of approximately $34 million, net of cash acquired. The Corporation will finalize the allocation of purchase price during the fourth quarter 2016 based on final purchase price and fair value adjustments. Based on the preliminary allocation, there are approximately $15 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to ten years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets. There was approximately $14 million of goodwill associated with this acquisition.

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. Goodwill increased approximately $2 million in the first nine months of 2016 as a result of this activity.

Note 16. Subsequent Events

On October 7, 2016 the Corporation approved the closure of its Orleans, Indiana office furniture manufacturing facility as part of its continued efficiency and simplification activities to deliver consistent, flawless execution to customers and to reduce structural costs. The Corporation will consolidate the Orleans production into existing domestic office furniture manufacturing facilities and anticipates the closure and consolidation to be substantially completed by the end of 2017. The Corporation estimates the consolidation will drive annual cash savings of $6.9 million beginning in 2018. The Corporation estimates it will incur pre-tax charges of $21.1 million related to the closure and consolidations consisting of costs for workforce reductions, facility exit, manufacturing consolidation and production move costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation is a leading global provider and designer of office furniture and the leading manufacturer and marketer of hearth products. The Corporation has two reportable segments: office furniture and hearth products.  The Corporation utilizes a split and focused, decentralized business model to deliver value to customers through various brands and selling models.

Net sales for the third quarter of fiscal 2016 decreased 5.1 percent to $584.6 million when compared to the third quarter of fiscal 2015.  The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales were down due to lower project activity levels and subdued small business confidence driven by economic uncertainty. The hearth segment saw a decline in the new construction business due to acquisition integration impacts partially offset by modest growth in single family housing. The retail pellet business declined due to continued low oil prices and the impact of warm weather. These decreases were partially offset by growth in retail wood/gas sales from modest remodel activity.  The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $9.4 million compared to the prior year. Gross profit percentage for the quarter increased from prior year levels driven by price realization, material cost and productivity partially offset by lower volume.  Total selling and administrative expenses increased as a percentage of sales due to lower volume and the impact of acquisitions partially offset by lower freight costs and expense timing.

The Corporation recorded $1.1 million of restructuring costs and $1.6 million of transition costs in the third quarter 2016 in connection with the previously announced closure of the Paris, Kentucky hearth manufacturing facility and structural realignments among office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation and production move costs. Of these charges, $2.3 million were included in cost of sales. The Corporation also recorded $1.6 million of accelerated depreciation in conjunction with the announced charitable donation of a building. In the third quarter 2015, the Corporation recorded $1.0 million of restructuring costs, of which $0.8 million were included in cost of sales, and $1.3 million of transition costs, which were included in cost of sales, in connection with the decision to exit a line of business in the hearth segment and previously announced closures, acquisition integration and structural realignment.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	Percent Change	October 1, 2016	October 3, 2015	Percent Change
Net sales	$584,629	$615,850	(5.1)%	$1,622,204	$1,707,553	(5.0)%
Cost of sales	363,075	384,219	(5.5)%	1,006,019	1,085,298	(7.3)%
Gross profit	221,554	231,631	(4.4)%	616,185	622,255	(1.0)%
Selling and administrative expenses	169,495	170,371	(0.5)%	496,920	506,354	(1.9)%
Restructuring charges	399	172	132.0%	2,057	(12)	NM
Operating income	51,660	61,088	(15.4)%	117,208	115,913	1.1%
Interest expense, net	1,011	1,623	(37.7)%	3,875	5,371	(27.9)%
Income before income taxes	50,649	59,465	(14.8)%	113,333	110,542	2.5%
Income taxes	16,837	18,619	(9.6)%	38,652	37,367	3.4%
Net income	$33,812	$40,846	(17.2)%	$74,681	$73,175	2.1%

Consolidated net sales for the third quarter of 2016 decreased 5.1 percent or $31.2 million compared to the same quarter last year. The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The office furniture segment sales were down due to lower project activity levels and subdued small business confidence driven by economic uncertainty. The hearth segment saw a decline in the new construction business due to acquisition integration impacts partially offset by modest growth in single family housing. The retail pellet business declined due to continued low oil prices and the impact of warm weather. These declines were partially offset by growth in retail wood/gas sales from modest remodel activity.  The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $9.4 million compared to the prior year.

Gross profit percentage for the third quarter of 2016 increased to 37.9 percent compared to 37.6 percent for the same quarter last year.  Gross margin for the quarter improved from prior year levels driven by price realization, material cost and productivity partially offset by lower volume.

Third quarter 2016 cost of sales included $0.7 million of restructuring costs and $1.6 million of transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Third quarter 2015 cost of sales included $0.8 million of restructuring and $1.3 million of transition costs related to previously announced closures, acquisition integration and structural realignment.

Total selling and administrative expenses as a percentage of net sales increased to 29.0 percent compared to 27.7 percent for the same quarter last year driven by lower volume and the impact of acquisitions, partially offset by lower freight costs and expense timing.

In the third quarter of 2016, the Corporation recorded $0.4 million in restructuring costs as part of selling and administrative costs due to the previously announced closure of the Paris, Kentucky hearth manufacturing facility. The Corporation also recorded $1.6 million of accelerated depreciation in conjunction with the announced charitable donation of a building. In the third quarter of 2015, the Corporation recorded $0.2 million of restructuring costs as part of selling and administrative costs primarily in connection with acquisition integration.

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended October 1, 2016 was $16.8 million on pre-tax income of $50.6 million or an effective tax rate of 33.2 percent. For the three months ended October 3, 2015, the Corporation's income tax provision was $18.6 million on pre-tax income of $59.5 million or an effective tax rate of 31.3 percent. The effective tax rate was higher in the three months ended October 1, 2016 principally due to bonus depreciation not being enacted as of October 3, 2015, which caused a higher expected U.S. manufacturing deduction and, indirectly, a lower effective tax rate for October 3, 2015. The provision for income taxes for the nine months ended October 1, 2016 reflects an effective tax rate of 34.1 percent compared to 33.8 percent for the same period last year. The drivers of the change in effective tax rate for the first nine months were the same as those for the quarter.

Net income attributable to the Corporation was $33.8 million or $0.74 per diluted share in the third quarter of 2016 compared to $40.8 million or $0.90 per diluted share in the third quarter of 2015.

For the first nine months of 2016, consolidated net sales decreased $85.3 million, or 5.0 percent, to $1,622.2 million from $1,707.6 million. The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $20.6 million compared to the same period in the prior year. Gross profit percentage increased to 38.0 percent from 36.4 percent from the same period last year. The improvement was driven by strong operational performance, price realization, and favorable material cost and productivity partially offset by lower volume.

During the first nine months of 2016, the Corporation recorded as part of cost of sales $2.2 million of restructuring costs and $6.9 million of transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. For the first nine months of 2015, the Corporation recorded $0.8 million of restructuring costs and $3.8 million of transition costs in cost of sales related to the decision to exit a line of business in the hearth segment and previously announced closures, acquisition integration and structural realignment.

For the first nine months of 2016, total selling and administrative expenses as a percentage of net sales increased to 30.6 percent compared to 29.7 percent for the same period last year. This increase was driven by lower volume, strategic investments and incentive based compensation partially offset by lower freight costs and expense timing.

The Corporation recorded $2.1 million of restructuring costs in the first nine months of 2016 as part of selling and administrative expenses due primarily to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement and $1.6 million of accelerated depreciation in conjunction with the announced charitable donation of a building. In the same period last year, the Corporation incurred restructuring costs as part of selling and administrative expenses from previously announced closures, which were fully offset by lower than anticipated post-employment costs.

Net income attributable to HNI Corporation was $74.7 million for the first nine months of 2016 compared to $73.2 million for the first nine months of 2015. Earnings per share increased to $1.64 per diluted share compared to $1.61 per diluted share for the same period last year.

Office Furniture

Third quarter 2016 net sales for the office furniture segment decreased 4.4 percent or $21.0 million to $454.9 million from $476.0 million for the same quarter last year. Sales for the quarter decreased in our North America contract and international businesses partially offset by an increase in our supplies driven business. The decrease was caused by lower project activity levels and subdued small business confidence driven by economic uncertainty. The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $9.4 million compared to the prior year quarter. Third quarter 2016 operating profit decreased 7.6 percent or $3.7 million to $44.7 million from $48.4 million in the prior year quarter as a result of lower volume partially offset by price realization, material costs and productivity and lower freight costs.

In the third quarter of 2016, the office furniture segment recorded $0.1 million of restructuring costs and $1.2 million of transition costs as part of cost of sales primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. In the third quarter of 2015, the office furniture segment recorded $0.6 million of transition costs in cost of sales for previously announced closures and realignments. Specific transition items incurred in both years include production move costs.

Net sales for the first nine months of 2016 decreased $63.6 million, or 4.8 percent, to $1,270.4 million compared to $1,334.0 million for the same period in 2015 driven by a decrease in both supplies and contract channels. The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $20.6 million compared to the same period in the prior year. Operating profit for the first nine months of 2016 increased $1.1 million, or 1.0 percent, to $109.4 million compared to $108.3 million for the same period in 2015 driven by strong operational performance, favorable material productivity, price realization and cost reductions. These factors were partially offset by lower volume, strategic investments and higher incentive based compensation.

For the first nine months of 2016, the office furniture segment recorded $0.1 million of restructuring costs and $5.2 million of transition costs as part of cost of goods sold. These charges were primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. Specific transition costs incurred include production move costs. In the same period last year, the office furniture segment recorded $2.5 million of transition costs in cost of sales related to production moves and structural realignments among furniture facilities in Muscatine, Iowa.

Hearth Products

Third quarter 2016 net sales for the hearth products segment decreased 7.3 percent or $10.2 million to $129.7 million from $139.9 million for the same quarter last year. The hearth segment saw a decline in the new construction business due to acquisition integration impacts partially offset by modest growth in single family housing. The retail pellet business declined due to continued low oil prices and the impact of warm weather. These declines were partially offset by growth in retail wood/gas sales from modest remodel activity.  Operating profit decreased 18.7 percent or $4.4 million to $19.1 million compared to $23.5 million in the prior year quarter due to lower volume, inventory timing and expense timing partially offset by price realization and cost reductions.

In the third quarter of 2016, the hearth segment recorded $0.6 million of restructuring costs and $0.4 million of transition costs as part of cost of sales. These costs were incurred as part of the previously announced closure of the Paris, Kentucky, hearth manufacturing facility. Specific items incurred include severance, accelerated depreciation and production move costs. In the same period last year, the hearth segment recorded $0.8 million in restructuring costs and $0.7 million of transition costs in cost of sales related to the decision to exit a line of business and acquisition integration.

Net sales for the first nine months of 2016 decreased $21.7 million, or 5.8 percent, to $351.8 million compared to $373.5 million for the same period in 2015. Operating profit for the first nine months of 2016 decreased $5.5 million to $41.6 million compared to $47.2 million for the same period in 2015. The year-to-date decreases in sales and operating profits were the result of the same drivers experienced in the current quarter.

For the first nine months of 2016, the hearth segment recorded $2.0 million of restructuring costs and $1.6 million of transition costs in cost of sales. These costs were incurred as part of the previously announced closure of its manufacturing facility in Paris, Kentucky. Specific items incurred include severance, accelerated depreciation and production move costs. In the same period last year, the hearth segment recorded $0.8 million in restructuring costs and $1.2 million of transition costs in cost of sales related to acquisition integration and the decision to exit a line of business.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $113.7 million of cash in the first nine months of 2016 compared to a source of $58.4 million in the first nine months of 2015.  Working capital resulted in a $26.6 million use of cash in the first nine months of the current fiscal year compared to a $74.9 million use of cash in the same period of the prior year. The decreased use of cash compared to the prior year is primarily due to Accounts Receivable and Accounts Payable as a result of timing of collections and payments and lower sales. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2016 were $82.5 million compared to $81.6 million in the same period of fiscal 2015 and were primarily for building reconfiguration, tooling and equipment for new products, continuous improvements in manufacturing processes and the on-going implementation of an integrated information system to support business process transformation.  For the full year 2016, capital expenditures are expected to be approximately $130 to $135 million.

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

The Credit Agreement was amended to increase the revolving commitment of the lenders from $250 million to $400 million (while retaining the Corporation's option under the Credit Agreement to increase its borrowing capacity by an additional $150 million) in order to provide funding for the payoff of its maturing senior notes on April 6, 2016 and to extend the maturity date of the Credit Agreement from June 2020 to January 2021. The Corporation deferred the debt issuance costs related to the Credit Agreement, which were classified as assets, and is amortizing them over the term of the Credit Agreement.

As of October 1, 2016, there was $237 million outstanding under the $400 million revolving credit facility of which $216 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year and the remaining $21 million was classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At October 1, 2016, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement.  The Corporation expects to remain in compliance over the next twelve months.

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

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of October 1, 2016, the fair value of the Corporation's interest rate swap was a liability of $1.8 million reported net of tax in the amount of $1.1 million in accumulated other comprehensive income.

The Corporation's Board of Directors (the "Board") declared a regular quarterly cash dividend of $0.275 per share on the Corporation's common stock on August 9, 2016. The dividend was paid on September 1, 2016 to shareholders of record on August 19, 2016.

During the nine months ended October 1, 2016, the Corporation repurchased 608,500 shares of common stock at a cost of $30.4 million, or an average price of $49.97 per share.  As of October 1, 2016, $162.3 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.  With the exception of the debt refinancing as described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first nine months of fiscal 2016.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has recently issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The new standard becomes effective for the Corporation in fiscal 2018 and allows for both retrospective and modified-retrospective methods of adoption. We are in the process of performing our gap assessment and implementation plan and expect to decide upon the the transition method by the end of 2016. We are continuing to quantify the impact the standard will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Corporation in fiscal 2019, but may be adopted at any time, and requires a modified retrospective transition. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. While early adoption is allowed, the standard becomes effective for fiscal years beginning after December 15, 2016. The Corporation intends to implement the new standard in fiscal 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The new standard becomes effective for the Corporation in fiscal 2018. The Corporation is currently evaluating the impact to the consolidated financial statements and related disclosures.

Looking Ahead

Management remains optimistic about the long term prospects in the office furniture and hearth products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

Forward-Looking Statements

Statements in this report that are not strictly historical, including but not limited to statements as to future plans, outlook, objectives and financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) closing, consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility; changing legal, regulatory, environmental and healthcare conditions; currency fluctuations; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2016, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).   As of October 1, 2016, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On January 29, 2016, the Corporation completed the acquisition of a small office furniture company. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude the acquisition from our evaluation as of October 1, 2016, as permitted by the Securities and Exchange Commission guidelines.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended October 1, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/03/16 – 07/30/16	6,800	$52.16	6,800	$183,622,194
07/31/16 – 08/27/16	222,800	$53.13	222,800	$171,785,279
08/28/16 – 10/01/16	170,900	$55.41	170,900	$162,315,178
Total	400,500		400,500
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

•
No repurchase plans expired or were terminated during the third quarter of fiscal 2016, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 1, 2016	By:	/s/ Kurt A. Tjaden
Kurt A. Tjaden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
(3.1)	Amended and Restated Bylaws of the Corporation, as amended )incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8K filed with the SEC on August 9, 2016)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2016 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements