Form 10-K
period 2016-12-31
HNI CORP
filed 2017-02-24
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14225
HNI Corporation

An Iowa Corporation	600 East Second Street	IRS Employer No. 42-0617510
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of July 2, 2016 was $1,697,789,756, based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 3, 2017, was 43,983,489.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS
General

HNI Corporation (the “Corporation”, “we”, “us” or “our”) is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  Office furniture products include panel-based and freestanding furniture systems, seating, storage and tables. These products are sold primarily through a national system of dealers, wholesalers and office product distributors but also directly to end-user customers and federal, state and local governments.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2016, the Corporation had net sales of $2.2 billion, of which approximately $1.7 billion or 77 percent was attributable to office furniture products and $0.5 billion or 23 percent was attributable to hearth products.  Please refer to Reportable Segment Information in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers and sales showrooms in the United States, China, Hong Kong, India, Taiwan, Mexico and Dubai.  See "Item 2. Properties" for additional related discussion.

Nine operating units, marketing under various brand names, participate in the office furniture industry.  These operating units include:
The HON Company LLC ("HON")
Allsteel Inc. ("Allsteel")
Maxon Furniture Inc.
The Gunlocke Company LLC
Paoli LLC
Hickory Business Furniture, LLC (“HBF”)
OFM LLC ("OFM")
HNI Hong Kong Limited (“Lamex”)
BP Ergo Limited ("BP Ergo")

Each of these operating units provides products, which are sold through various channels of distribution and segments of the industry. HNI Export sells office furniture products manufactured by the Corporation’s operating units in select markets outside the United States and Canada.

The operating unit Hearth & Home Technologies LLC (“Hearth & Home”) participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

The Corporation has been committed to systematically eliminating waste through its process improvement approach known as Rapid Continuous Improvement (“RCI”), which focuses on streamlining design, manufacturing and administrative processes.  The Corporation's RCI program has contributed to increased productivity, lower costs, improved product quality, enhanced workplace safety and shorter average lead times.

The Corporation's product development efforts are focused on developing and providing relevant and differentiated solutions, delivering quality, aesthetics and style.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain and motivate skilled, experienced and efficient members (i.e., employees).  Each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan. These ownership opportunities drive a unique level of commitment to the Corporation’s success throughout the workforce.

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring and the Corporation’s operations in general, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report and the following sections in the Notes to Consolidated Financial Statements:  Nature of Operations, Business Combinations and Reportable Segment Information.

Industry

According to the Business and Institutional Furniture Manufacturer's Association (“BIFMA”), North American 2016 sales of office and institutional furniture grew 2 percent from 2015 levels. During 2016, BIFMA changed the data reporting structure whereby reporting elements are not historically comparable. Under the previous methodology, BIFMA reported 2015 shipments were up 5 percent from 2014 levels.

The U.S. office furniture market consists of two primary channels—the contract channel and the supplies-driven channel.  The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations or office redesigns. Sales to the contract channel are frequently customized to meet specific client and designer preferences.  Contract furniture is generally purchased through office furniture dealers who prepare a custom-designed office layout emphasizing image and design.  The selling process is complex, lengthy and generally has several manufacturers competing for the same projects.

The supplies-driven channel of the market, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by small/medium businesses. Sales in this channel are driven on the basis of price, quality, selection, speed and reliability of delivery.  Office products dealers, wholesalers and national office product distributors are the primary distribution channels in this market.  Office products dealers publish content on the internet and periodic catalogs displaying office furniture and products from various manufacturers.

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

Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities exist to create shareholder value.  The components of this growth strategy are to introduce new products, build brand equity, provide outstanding customer satisfaction, strengthen the distribution network, pursue complementary strategic acquisitions, enter markets not currently served and continually reduce costs.

The Corporation’s strategy has a dual focus:  working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end-users and using the insights gained to refine branding, selling, marketing and product development.  The Corporation also pursues opportunities in potential growth drivers related to its core business, such as vertical markets or new distribution models.

Employees/Members

As of December 31, 2016, the Corporation employed approximately 9,400 persons, 8,900 of whom were full-time and 500 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture

The Corporation designs, manufactures and markets a broad range of office furniture systems and seating across a range of price points. The Corporation's portfolio includes panel-based and freestanding furniture systems and complementary products such as seating, storage, tables and relocatable architectural walls. The Corporation offers a complete line of office panel system products and freestanding desks, bookshelves and credenzas in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work.  The chairs are available in a variety of frame colors, coverings and a wide range of price points.

To meet the demands of various markets, the Corporation's products are sold under various private labels in addition to the Corporation's brands:
HON®
Allsteel®
Maxon®
Gunlocke®
Paoli®
HBF®
OFM®
basyx® by HON
Lamex®
ERGOTM

Hearth Products

The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves and related products. These products are primarily for the home and are sold under the following widely recognized brands:
Heatilator®,
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®,
Harman StoveTM
Vermont Castings®
PelProTM

The Corporation’s line of hearth products includes a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  Heatilator®, Heat & Glo®, Majestic® and Monessen® are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is the leader in “direct vent” fireplaces, which replace the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman StoveTM, Vermont Castings® and PelProTM product lines which provide home heating solutions using renewable fuels.  See “Intellectual Property” under "Item 1. Business" for additional details.

Manufacturing

The Corporation manufactures office furniture in Georgia, Indiana, Iowa, New York, North Carolina, China and India.  The Corporation manufactures hearth products in Iowa, Maryland, Minnesota, Pennsylvania, Vermont and Washington.

The Corporation purchases raw materials and components from a variety of suppliers, and generally most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, glass, plastic products and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste and improving product quality.  The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification and 80/20 principles.  The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves members, customers and suppliers.  Manufacturing also plays a key role in the Corporation's concurrent product development process in order to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design and reduced manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, leveraging alternative materials and providing engineering support to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit level.  The Corporation invested approximately $28.1 million, $31.1 million and $29.7 million in product development during fiscal 2016, 2015 and 2014, respectively.

Intellectual Property

As of December 31, 2016, the Corporation owned 197 U.S. and 223 foreign patents with expiration dates through 2040 and had applications pending for 30 U.S. and 71 foreign patents.  In addition, the Corporation holds 200 U.S. and 467 foreign trademark registrations and has applications pending for 29 U.S. and 15 foreign trademarks.

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

The Corporation applies for patent protection when it believes the expense of doing so is justified and the duration of its registered patents is adequate to protect these rights.  The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation's trademarks in the aggregate would materially or adversely affect the Corporation's business as a whole, except for HON, Allsteel, Heat & Glo and Heatilator.

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel, consisting of independent, local office products dealers, specializes in the sale of office furniture and office furniture systems to business, government, education and health care entities.

The second distribution channel is comprised of national office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices.  These distributors also sell through on-line and retail office products stores.

The third distribution channel involves the Corporation having the lead selling relationship with the end-user.

The fourth distribution channel is comprised of wholesalers serving as distributors of the Corporation's products to independent dealers and national office products distributors. Wholesalers maintain inventory of standard product lines for resale to the various dealers and national office products distributors.  They also special order products from the Corporation in customer-selected models and colors.  Wholesalers maintain warehouse locations throughout the United States, which enables the Corporation to make its products available for rapid delivery to resellers anywhere in the country.

The fifth distribution channel is comprised of direct sales of the Corporation's products to federal, state and local government offices.

The Corporation's office furniture sales force consists of regional sales managers, salespersons and firms of independent manufacturers' representatives who collectively provide national sales coverage.  Sales managers and salespersons are compensated by a combination of salary and variable performance compensation.

Office products dealers, national wholesalers and national office product distributors market their products over the internet and through catalogs published periodically and distributed to existing and potential customers.

The Corporation also makes export sales through HNI Export to office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in the Middle East, Mexico, Latin America and the Caribbean.  Through Lamex and BP Ergo, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in Asia, primarily China and India.

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

In fiscal 2016, the Corporation's five largest customers represented approximately 25 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2016.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The above percentages do not include revenue from various government agencies. In aggregate, purchases by federal government entities collectively accounted for approximately 4 percent of the Corporation's consolidated net sales.

As of December 31, 2016, the Corporation had an order backlog of approximately $175.7 million, which will be filled in the ordinary course of business within the first few months of the fiscal year.  This compares with $173.8 million as of January 2, 2016.  Backlog, in terms of percentage of net sales, was 8.0 percent and 7.6 percent for fiscal 2016 and 2015, respectively.  The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order or later upon customer request.  Therefore, the dollar amount of the Corporation’s order backlog is not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is a leading global office furniture manufacturer and is North America's largest manufacturer and marketer of fireplaces.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions and a high level of tailored customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market including manufacturers such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc. and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., Krueger International Inc. (KI) and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes against a broad range of manufacturers, including Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).

Both office furniture and hearth products compete on the basis of performance, quality, price, customer service and complete and on-time delivery.  The Corporation believes it competes principally by providing compelling value products designed to be among the best in their price range for product quality, performance, superior customer service and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in brands, product development, low cost manufacturing operations and extensive distribution network.

For further discussion of the Corporation's competitive situation, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation.  The Corporation’s objective is to offset the effect of normal inflation primarily through productivity improvements combined with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, information technology and RCI programs.  These investments collectively focus on business simplification and increasing productivity which help to offset the effect of rising material and labor costs.  The Corporation also routinely employs ongoing cost control disciplines.  In addition, the last-in, first-out ("LIFO") valuation method is used for most of the Corporation's inventories. The use of LIFO ensures changing material and labor costs are recognized in reported income and pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health and safety requirements.  The Corporation’s staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel and consultants on the management of environmental, health and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

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

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2017 for environmental control facilities.  In management’s judgment, compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 is discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results.  The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position or future financial performance are described later in this report under the heading “Item 1A. Risk Factors.”  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including under the heading “Item 1A. Risk Factors,” as well as others that the Corporation may consider immaterial or does not anticipate at this time.  The risks and uncertainties described in this report, including those under the heading “Item 1A. Risk Factors,” are not exclusive and further information concerning the Corporation, including factors that potentially could materially affect the Corporation’s financial results or condition, may emerge from time to time.

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

Hearth products industry sales are impacted by a variety of macroeconomic factors including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income and changing demographics. Industry factors, such as technology changes, health and safety concerns and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues. Deterioration of economic conditions or a slowdown in the recovery in the homebuilding industry and the hearth products market could decrease demand for our hearth products and have additional adverse effects on our operating results. Additionally, the decline in oil and other fuel prices has negatively impacted demand for pellet stoves and we expect demand to remain soft in the pellet business while oil and other fuel prices remain low.

Economic growth has slowed, and may continue to slow, in several key international markets, including China and India, which could have adverse effects on our international office furniture sales and our operating results.

Deteriorating economic conditions could affect our business significantly, including:  reduced demand for products; insolvency of our dealers resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; and decreased customer demand, including order delays or cancellations.

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

We estimate the fair values of the reporting units using discounted cash flows.  Forecasts of future cash flows are based on our best estimate of longer term, broad market trends.  We combine this trend data with estimates of current economic conditions in the U.S. and other countries where we have a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity and the pricing environment.  In addition, estimates of fair value are impacted by estimates of the market-participant-derived weighted average cost of capital.  Changes in these forecasts could significantly change the amount of impairment recorded, if any. As a result of impairment testing, we recorded goodwill and other long-lived asset impairments of $6 million during 2016.

The office furniture and hearth products industries are highly competitive and, as a result, we may not always be successful.

Both the office furniture and hearth products industries are highly competitive, with a significant number of competitors in both industries offering similar products.  While competitive factors vary geographically and between differing sales situations, typical factors for both industries include:  price; delivery and service; product design and features; product quality; strength of dealers and other distributors; and relationships with customers and key influencers, including architects, designers, home-builders and facility managers.  Our principal competitors in the office furniture industry include The Global Group, Haworth, Inc., Kimball International, Inc., Steelcase Inc., Herman Miller, Inc., Teknion Corporation and Knoll, Inc.  Our principal competitors in the hearth products industry include Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon) and FPI Fireplace Products International Ltd. (Regency).  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  These competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products.

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

In both the office furniture and hearth products industries, we also face price competition from our competitors and from new market entrants who primarily manufacture and source products from lower cost countries.  Price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins.  In addition, we may not be able to maintain or raise the prices of our products in response to rising raw material prices and other inflationary pressures.

The concentration of our customer base, changes in demand and order patterns from our customers, as well as the increased purchasing power of these customers, could adversely affect our business, operating results or financial condition.

We sell our products through multiple distribution channels.  These distribution channels have been consolidating and may continue to consolidate in the future.  Consolidation may result in a greater proportion of our sales being concentrated in fewer customers.  The increased purchasing power exercised by larger customers may adversely affect the prices at which we can successfully offer our products.  As a result of this consolidation, changes in the purchase patterns or the loss of a single customer may have a greater impact on our business, operating results or financial condition than the events would have had prior to the consolidation. In fiscal 2016, the Corporation's five largest customers represented approximately 25 percent of its consolidated sales. No single customer accounted for 10 percent or more of the Corporation's consolidated net sales in fiscal 2016.

The growth in sales of private-label products by some of our largest office furniture customers may reduce our revenue and adversely affect our business, operating results or financial condition.

Private-label products are products sold under the name of the distributor or retailer, but manufactured by another party.  Some of our largest customers have aggressive private-label initiatives to increase their sales of office furniture.  If successful, they may reduce our revenue and inhibit our ability to raise prices and may, in some cases, force us to lower prices, which could result in an adverse effect on our business, operating results or financial condition.

Increases in basic commodity, raw material, component and transportation costs, as well as disruptions to the supply of basic commodities, raw materials and components or transportation and shipping challenges, could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand.  We source commodities, raw materials and components from domestic and international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality and availability of commodities, raw materials and components, including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We rely primarily on third-party freight and transportation providers to deliver our products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in our shipments and increase the cost to ship our products, which may adversely affect our profitability. Additionally, we import and export products and components, primarily using container ships, which load and unload through North American ports. Port-caused delays in the shipment or receipt of products and components, including labor disputes, could cause delayed receipt of our products and components. These delays could cause manufacturing disruptions, increased expense resulting from alternate shipping methods or the inability to meet customer delivery expectations, which may adversely affect our sales and profitability.

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

One of our growth strategies is to supplement our organic growth through acquisitions of, and or strategic alliances with, businesses with technologies or products complimenting or augmenting our existing products or distribution or adding new products or distribution to our business.  In the past few years, we acquired OFM, a small office furniture company, and Vermont Castings Group, a hearth stoves and fireplace company. The benefits of these acquisitions, or future acquisitions or alliances may take more time than expected to develop or integrate into our operations, and we cannot guarantee any completed or future acquisitions or alliances will in fact produce any benefits.  In addition, acquisitions and alliances involve a number of risks, including, without limitation:

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

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and

•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect our financial results.

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

Our continuing activities to reduce structural costs may result in customer disruption and may distract management from other activities.

As part of our commitment to taking structural cost out of our business, we regularly close, reconfigure or transform manufacturing and distribution facilities. Over the past several years, we have closed a number of facilities in the United States and internationally. We have implemented, and will continue to implement, restructuring actions to transform our business and reduce our manufacturing footprint. These actions may take longer than anticipated, prove costlier than expected and may distract management from other activities. If we do not fully realize the expected benefits of our restructuring activities, our financial condition and ability to meet customer needs could be negatively affected.

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

In both the office furniture and hearth products industries, we rely in large part on a network of independent dealers to market our products to customers.  We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our customers.  Some of our dealers may terminate their relationships with us at any time and for any reason.  The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results or financial condition.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

We manufacture, market, and sell our products in international markets, including in China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

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

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including, without limitation:

•	social and political turmoil, official corruption and civil and labor unrest;

•	restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	the failure of our compliance programs and internal training to prevent violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices;

•	difficulty in obtaining distribution and support; and

•	Ability to repatriate cash held overseas without paying substantial federal income tax.

•	Changes to border taxes or other international tax reforms

Restrictions imposed by the terms of our credit facility may limit our operating and financial flexibility.

Our credit facility and other financing arrangements may limit our ability to finance operations, service debt or engage in other business activities that may be in our interests.  Specifically, our credit facility restricts our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions and enter into certain sale-leaseback arrangements.  Our credit facility also requires us to maintain certain financial covenants.

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

Our capital requirements depend on many factors, including our need for capital improvements, tooling, new product development and acquisitions.  To the extent our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets.  Our ability to generate cash depends on economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.  Future borrowings or financings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our debt or meet our liquidity needs.

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

We derive a portion of our revenue from sales to various U.S. federal, state and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty. Sales to federal government entities decreased by less than 1 percent in 2016 after decreasing 8 percent in the prior year and may decline going forward, which could adversely impact our operating results.

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

Changes in governmental regulation and enforcement priorities may significantly increase our operating costs.

Laws and regulations are subject to change and differing interpretations, including in the areas of antitrust and competition, foreign corrupt practices, government contracting, securities and public company reporting, labor and employment practices, data protection, fraud and abuse and tax reporting. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

•	increasing our administrative, compliance, and other costs;

•	increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;

•	affecting cash management practices and repatriation efforts;

•	forcing us to alter or restructure our relationships with dealers and customers; and

•	requiring us to implement additional or different programs and systems

Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with such compliance. Should we become the target of a regulatory investigation or enforcement action, we could incur significant costs and suffer damage to our reputation which could adversely impact our business, operating results or financial condition.
Our implementation and use of a new business software system, and accompanying transformation of our business processes, could result in problems that could negatively impact our business and results of operations.

We are engaged in a multi-year, broad-based program, which we refer to as business systems transformation ("BST"), to implement new integrated software systems to support and streamline our business processes. In 2016 we implemented BST across several of our smaller operating companies. We expect full implementation across domestic furniture operations during 2017. We anticipate implementation of BST will require transformation of business and financial processes to realize the full benefits of the project. Significant efforts are required to design, test and implement BST, requiring investment of resources, including additional selling, general and administrative and capital expenditures. There can be no assurance other issues relating to BST implementation will not occur, including compatibility issues, integration challenges and delays, and higher than expected implementation costs. Additionally, when implemented, BST could function improperly or not deliver the projected benefits, which could significantly disrupt our business, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, generate management and financial reports and otherwise run our business. Our business and results of operations may be adversely affected if we experience problems related to BST.

We rely on information technology systems to manage numerous aspects of our business, and a disruption or failure of these systems could adversely affect our business.

We rely upon information technology networks and systems to process, transmit and store electronic information as well as to manage numerous aspects of our business and provide information to management.  Additionally, we collect and store sensitive data of our customers, suppliers and employees in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to natural events and malicious activity. Though we attempt to detect and prevent these incidents, we may not be successful.  Any disruption of our information technology networks or systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, loss of intellectual property or other proprietary information, including customer data, disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations.  We are also required to comply with certain information technology standards, including standards imposed by credit card providers regarding the storage, processing and transmission of card holder data.  Any failure of our systems to meet these standards could result in our inability to accept certain forms of customer payments or risk of card holder data being breached as described above.

Our results of operations and earnings may not meet guidance or expectations.
We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

Iowa law and provisions in our charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.
Our Articles of Incorporation give our Board of Directors the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock.
Our Board of Directors is divided into three classes. Our classified Board, along with other provisions of our Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, Section 490.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, Section 490.1108A of the Iowa Business Corporation Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s employees, suppliers, customers, creditors and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.
We may, in the future, adopt other measures (such as a shareholder rights plan or “poison pill”) that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.
An inability to protect our intellectual property could have a significant impact on our business.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, we have limited protections, if any, for our intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, copyrights, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents or similar intellectual property protections. It is also possible that our patents, copyrights, trademarks and service marks may be challenged, invalidated, canceled, narrowed or circumvented.
In the past, certain of our products have been copied and sold by others. We try to enforce our intellectual property rights, but we have to make choices about where and how we pursue enforcement and where we seek and maintain intellectual property protection. In many cases, the cost of enforcing our rights is substantial, and we may determine that the costs of enforcement outweigh the potential benefits.

If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue an infringing product.
We face the risk of claims that we have infringed upon third parties’ intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors and suppliers may have filed for patent protection which is not, at the time of our evaluation, a matter of public knowledge. Our efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign, re-engineer, or re-brand our products or packaging, if feasible; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India and Taiwan, which house manufacturing, distribution and retail operations and offices totaling an aggregate of approximately 10.2 million square feet.  Of this total, approximately 2.0 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	1,007,716	Owned	Manufacturing office furniture (1)
Hickory, North Carolina	206,316	Owned	Manufacturing office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing fireplaces
Mechanicsburg, Pennsylvania	400,000	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing office furniture
Muscatine, Iowa	578,284	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	236,100	Owned	Manufacturing office furniture
Muscatine, Iowa	636,250	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	237,800	Owned	Manufacturing office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Orleans, Indiana	1,196,946	Owned	Manufacturing office furniture (1)
Wayland, New York	716,484	Owned	Manufacturing office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other Corporation facilities, under 200,000 square feet in size, are located in various communities throughout the United States, China, Hong Kong, India, Mexico, Dubai and Taiwan.  These facilities total approximately 2.9 million square feet with approximately 1.7 million square feet used for the selling, manufacture and distribution of office furniture, approximately 1.0 million square feet for hearth products and approximately 0.2 million square feet used for corporate administration.  Of this total, approximately 1.6 million square feet are leased.  The Corporation also leases sales showroom space in office furniture market centers in several major metropolitan areas.

There are no major encumbrances on Corporation-owned properties.  Refer to Property, Plant, and Equipment in the Notes to Consolidated Financial Statements for related cost, accumulated depreciation and net book value data.

ITEM 3.  LEGAL PROCEEDINGS

Withdrawal Liability From Multi-Employer Pension
On February 2, 2017, the Corporation was notified of a withdrawal liability from a multi-employer pension fund associated with a business sold by the Corporation as a going concern in 2013. The business subsequently ceased operations, triggering the liability for which it was responsible. The trustee of the pension fund has asserted a claim against the Corporation as a prior indirect owner of the business. The Corporation has not recorded any liability associated with this claim because it believes the likelihood of an unfavorable outcome is neither probable nor remote. The Corporation believes it has strong legal and factual defenses, and intends to vigorously defend itself against this claim.

Other Litigation
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

TABLE I
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Julie M. Abramowski	41	None	Vice President, Corporate Controller	2015	Director, Financial Reporting (2014-2015); Director, Financial Planning and Analysis, Leveraged Furniture Operations (2013-2014); Corporate Controller, The HON Company (2007-2013)
Stan A. Askren	56	None	Chairman of the Board Chief Executive Officer President Director	2004 2004 2003 2003
Vincent P. Berger	44	None	President, Hearth & Home Technologies Group	2016	Senior Vice President, Sales and Operations, Hearth & Home Technologies Group (2014-2016); Senior Vice President, Operations, Hearth & Home Technologies Group (2011-2014)
Steven M. Bradford	59	None	Senior Vice President, General Counsel and Secretary	2015	Vice President, General Counsel and Secretary (2008-2015)
Marshall H. Bridges	47	None	Vice President and Chief Financial Officer	2017	Vice President, Finance, HNI Contract Furniture Group (2014-2017); Vice President, Finance, Allsteel (2010-2014)
Jerald K. Dittmer	59	None	Executive Vice President, HNI Corporation; President, The HON Company LLC	2008 2008
Jeffrey D. Lorenger	51	None	Executive Vice President; HNI Corporation; President, HNI Contract Furniture Group	2010 2014	President, Allsteel, Inc. (2008-2014)
Donald T. Mead*	57	None	Executive Vice President; HNI Corporation President, The Gunlocke Company L.L.C.	2011 2008
Donna D. Meade	51	None	Vice President, Member Relations	2014	Vice President, Member and Community Relations, Allsteel Inc. (2009-14)
Kurt A. Tjaden	53	None	President, HNI International; Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017) Vice President and Chief Financial Officer (2008-2015)

* Mr. Mead will be retiring effective February 28, 2017.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2016, the Corporation had 7,055 stockholders of record.

Wells Fargo Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling:  Wells Fargo Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854 or telephone 800-468-9716.

Information regarding historical sale prices of and dividends paid on the Corporation's common stock is presented in the Investor Information section which follows the Notes to Consolidated Financial Statements filed as part of this report and is incorporated herein by reference.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 60% of prior year earnings.  Future dividends are dependent on future earnings, capital requirements and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended December 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/02/16 - 10/29/16	—	—	—	$162,315,178
10/30/16 - 11/26/16	96,650	$49.99	96,650	$157,483,908
11/27/16 - 12/31/16	377,788	$54.50	377,788	$136,895,702
Total	474,438		474,438
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

•	No repurchase plans expired or were terminated during the fourth quarter of fiscal 2016, nor do any plans exist under which the Corporation does not intend to make further purchases.

ITEM 6.  SELECTED FINANCIAL DATA — FIVE-YEAR SUMMARY

	2016	2015	2014	2013	2012
Operating Results (Thousands of Dollars)
Net Sales	$2,203,489	$2,304,419	$2,222,695	$2,059,964	$2,004,003
Gross Profit as a Percentage of Net Sales	37.9%	36.8%	35.3%	34.7%	34.4%
Net Income Attributable to HNI Corporation	$85,577	$105,436	$61,471	$63,683	$48,967
Net Income Attributable to HNI Corporation as a Percentage of Net Sales	3.9%	4.6%	2.8%	3.1%	2.4%
Share and Per Share Data (Basic and Dilutive)
Net Income Attributable to HNI Corporation – basic	$1.93	$2.38	$1.37	$1.41	$1.08
Net Income Attributable to HNI Corporation – diluted	$1.88	$2.32	$1.35	$1.39	$1.07
Cash Dividends	$1.09	$1.045	$0.99	$0.96	$0.95
Weighted-Average Shares Outstanding During Year – basic (in Thousands)	44,414	44,285	44,760	45,251	45,211
Weighted-Average Shares Outstanding During Year – diluted (in Thousands)	45,502	45,441	45,579	45,956	45,820
Financial Position (Thousands of Dollars)
Current Assets	$433,041	$438,370	$455,559	$433,228	$402,375
Current Liabilities	$463,473	$435,900	$457,333	$411,584	$389,171
Working Capital	($30,432)	$2,470	($1,774)	$21,644	$13,204
Total Assets	$1,330,234	$1,263,925	$1,239,334	$1,134,705	$1,077,066
% Return on Beginning Assets Employed	10.6%	13.2%	9.9%	9.8%	8.3%
Long-Term Debt and Capital Lease Obligations	$180,000	$185,000	$197,736	$150,197	$150,372
Shareholders’ Equity	$500,603	$476,954	$414,587	$436,328	$420,359
Percent Return on Average Shareholders’ Equity	17.5%	23.7%	14.4%	14.9%	11.7%

2014 reflects a 53-week year.

Reflects VCG acquisition beginning in Q4 2014, OFM acquisition in Q1 2016 and Artcobell divestiture December 31, 2016.

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

Overview

The Corporation has two reportable segments:  office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and the leading manufacturer and marketer of hearth products.  The Corporation utilizes a split and focused, decentralized business model to deliver value to customers via various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

The Corporation delivered another strong year in 2016, generating significant cash flow and increasing dividends. Our businesses performed well as we strategically repositioned and simplified our portfolio to increase profitability. The Corporation continued to invest in our businesses to drive long term profitable growth. Sales decreased in the office furniture segment due to strategic portfolio moves and a soft market environment. The Corporation's hearth products segment saw mixed results as solid growth in new construction business was more than offset by declines in the retail gas and retail pellet businesses due to comparatively low energy prices and unseasonably warm weather.

Net sales during 2016 were $2,203 million, a decrease of 4.4 percent, compared to net sales of $2,304 million in 2015. The sales decrease was driven by decreased volume in the office furniture segment as well as the retail gas and retail pellet businesses of the hearth products segment. The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $27.2 million compared to 2015.

The Corporation recorded $10.5 million of restructuring costs and $9.3 million of transition costs in 2016 in connection with the previously announced closures of the Paris, Kentucky hearth manufacturing facility and the Orleans, Indiana office furniture manufacturing facility and structural realignments among office furniture facilities in Muscatine, Iowa and China. Specific items incurred include severance, accelerated depreciation and production move costs. Of these charges, $14.6 million were included in cost of sales. The Corporation recorded $4.4 million of expense in conjunction with the charitable donation of a building. The Corporation also recorded a $22.6 million non-cash loss on the sale of Artcobell, a K-12 education furniture company, which was partially offset by a $2.0 million gain on a nonrecurring litigation settlement. The Corporation recorded $5.8 million of goodwill and intangible impairment charges during the year related to a reporting unit in the office furniture segment. These impairment charges are the result of current and projected market conditions and product and operational transformation.

Both fiscal 2016 and fiscal 2015 included 52 weeks compared to 53 weeks in 2014. Due to the Corporation's holiday schedule and production shutdowns, the extra week in 2014 had minimal impact on net sales and operating income.

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

Fiscal	2016	2015	2014
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	62.1	63.2	64.7
Gross profit	37.9	36.8	35.3
Selling and administrative expenses	30.3	29.2	29.2
(Gain) loss on sale of assets	1.0	—	(0.5)
Restructuring related charges	0.5	0.5	1.5
Operating income	6.1	7.1	5.1
Interest expense net	0.2	0.3	0.4
Income before income taxes	5.9	6.8	4.7
Income taxes	2.0	2.2	2.0
Net income attributable to the non-controlling interest	—	—	—
Net income attributable to HNI Corporation	3.9%	4.6%	2.8%

Net Sales

Net sales during 2016 were $2,203 million, a decrease of 4.4 percent, compared to net sales of $2,304 million in 2015.   The change was driven by a decrease in organic sales across both the office furniture and hearth products segments. Sales decreased in the office furniture segment due to strategic portfolio moves and a challenging market environment. The Corporation's hearth products segment saw mixed results as solid growth in new construction was more than offset by declines in the retail gas and retail pellet businesses due to comparatively low energy prices and unseasonably warm weather. The acquisitions and divestitures of small office furniture companies resulted in a net increase in sales of $27.2 million compared to 2015. Both segments experienced price realization compared to 2015.

Net sales during 2015 were $2,304 million, an increase of 3.7 percent, compared to net sales of $2,223 million in 2014.  Compared to 2014, the fourth quarter 2014 acquisition of Vermont Castings Group ("VCG"), a manufacturer of free-stranding hearth stoves and fireplaces, increased sales $62.7 million in 2015. Sales in the office furniture segment were driven by continued momentum in the contract business while the supplies business was flat due to muted small business confidence. Sales in the hearth products segment were driven by new construction growth while the retail pellet business declined due to the impact of warm weather and low energy prices on retail pellet sales. Both segments experienced price realization compared to 2014.

Fiscal 2016 and 2015 included 52 weeks compared to 53 weeks in 2014. Due to the Corporation's 2014 holiday schedule and production shutdowns, the extra week had minimal impact on net sales.

Gross Profit Margin

Gross profit as a percentage of net sales increased 110 basis points in 2016 as compared to 2015 driven by strong operational performance, favorable material cost and productivity and price realization partially offset by lower volume.  Gross profit as a percentage of net sales increased 150 basis points in 2015 as compared to 2014 driven by strong operational performance, structural cost reductions, lower restructuring charges and price realization partially offset by lower volume and unfavorable product mix.

Cost of sales in 2016 included $5.3 million of restructuring costs and $9.3 million of transition costs related to the previously announced closures of the hearth manufacturing facility in Paris, Kentucky and the office furniture manufacturing facility in Orleans, Indiana and structural realignments among office furniture companies in Muscatine, Iowa and China. Specific items incurred include accelerated depreciation and production move costs.

Cost of sales in 2015 included $0.8 million of restructuring costs related to the decision to exit a small line of business within the hearth products segment and $4.7 million of transition costs related to previously announced closures and structural realignments in the office furniture segment. During 2014, the Corporation made decisions to close office furniture manufacturing facilities in Florence, Alabama; Chicago, Illinois; and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions, the Corporation recorded $5.2 million of restructuring costs and $4.9 million of transition costs in cost of sales in 2014.

Selling and Administrative Expenses

Selling and administrative expenses increased 110 basis points in 2016 driven by the impact of lower volume, strategic investments and incentive based compensation. Selling and administrative costs decreased 100 basis points in 2015 compared to 2014 due to lower incentive based compensation, cost reductions and lower restructuring and impairments partially offset by higher freight costs, strategic investments and acquisition impact.

The Corporation recorded $5.2 million of restructuring costs in 2016 as part of selling and administrative costs due to the previously announced closures of the Paris, Kentucky hearth manufacturing facility and Orleans, Indiana office furniture manufacturing facility. The Corporation also recorded $4.4 million of accelerated depreciation in conjunction with the announced charitable donation of a building.

In 2015 the Corporation recorded $0.5 million in restructuring costs as part of selling and administrative costs related to previously announced closures. In 2014 the Corporation recorded $3.6 million of restructuring costs as part of selling and administrative costs related to the closure of office furniture manufacturing facilities in Florence, Alabama; Chicago, Illinois and Nalagarh, India.

The Corporation recorded $5.8 million, $11.2 million, and $29.4 million of goodwill and intangible impairments as part of selling and administrative costs in 2016, 2015, and 2014, respectively, related to reporting units in the office furniture segment. These impairment charges are the result of current and projected market conditions and product and operational transformation.

Selling and administrative expenses include freight expense for shipments to customers, product development costs and amortization expense of intangible assets.  Refer to Summary of Significant Accounting Policies and Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Gain/Loss on Sale of Assets

The Corporation realized a non-cash loss of $22.6 million in 2016 related to the sale of Artcobell, a K-12 education furniture company in addition to other gains and losses incurred in the ordinary course of business. The Corporation recorded gains totaling $10.7 million on the sale of two facilities and California air emission credits in 2014.

Operating Income

Operating income decreased $30.0 million to $133.7 million in 2016, compared to $163.7 million in 2015, driven by the non-cash loss on the sale of Artcobell and lower volume, partially offset by strong operational performance and cost reductions.

Operating income increased $50.9 million to $163.7 million in 2015, compared to $112.8 million in 2014, driven by strong operational performance, structural cost reductions, lower restructuring and impairment charges, favorable material costs and price realization. These factors were offset partially by lower volume, unfavorable product mix, higher freight costs and strategic investments.

Income Taxes

The provision for income taxes reflects an effective tax rate of 33.6 percent, 32.9 percent and 41.7 percent for 2016, 2015 and 2014, respectively. The effective tax rate was higher in 2016 than 2015 primarily due to the one-time release of tax contingency reserves for personal goodwill in 2015. The 2015 decrease in the effective tax rate from 2014 was driven by the non-deductibility of goodwill impairment in 2014, an increased tax benefit for the U.S. Manufacturing Deduction and an increase in the R&D credit.

Net Income Attributable to HNI Corporation

Net income attributable to HNI Corporation decreased 18.8 percent to $85.6 million in 2016 compared to $105.4 million in 2015 and $61.5 million in 2014.  Net income per diluted share decreased 19.0 percent to $1.88 in 2016 compared to $2.32 in 2015 and $1.35 in 2014.

Office Furniture

Net sales for office furniture decreased $73.9 million or 4.2 percent in 2016 to $1,704 million compared to $1,778 million in 2015 including price realization of $12 million. The net impact of small office furniture acquisitions and divestitures increased sales $27.2 million. The Corporation experienced a decline in the contract business while the supplies business remained flat due to strategic portfolio moves and a soft market. BIFMA reported 2016 North American sales of office and institutional furniture grew 2 percent from 2015 levels. During 2016, BIFMA changed the data reporting structure whereby reporting elements are not historically comparable. Under the previous methodology, BIFMA reported 2015 shipments were up 5 percent from 2014 levels.

Net sales for office furniture increased $38.8 million or 2.2 percent in 2015 to $1,778 million compared to $1,739 million in 2014 including price realization of $31 million. The Corporation experienced growth in the contract business while the supplies business remained flat.

Operating profit as a percent of net sales was 6.9 percent in 2016, 7.7 percent in 2015 and 5.0 percent in 2014.  The decrease in operating profit for 2016 was driven by lower volume, strategic investments, and the impacts of the sale of Artcobell, previously announced closures, and impairments of goodwill and other intangibles. These factors were partially offset by strong operational performance, favorable material costs and productivity and cost reductions. The improvement in operating margins for 2015 was due to increased volume, strong operational performance, cost reductions, lower restructuring and impairment charges, favorable material costs and price realization. These drivers were partially offset by unfavorable product mix, higher freight costs, strategic investments, and incentive based compensation. Total restructuring and transition costs impacting office furniture in 2016 were $12.2 million of which $9.2 million were recorded in cost of sales. Total restructuring and transition costs impacting office furniture in 2015 were $3.7 million of which $3.3 million were recorded in cost of sales.

Hearth Products

Hearth products sales decreased $27.0 million or 5.1 percent in 2016 to $500 million compared to $527 million in 2015 including price realization of $5 million. Sales in new construction grew as the housing market continued to recover but were offset by a declines in the retail pellet and retail gas businesses due to unseasonably warm weather and comparatively low energy prices.

Hearth products sales increased 8.9 percent in 2015 to $527 million compared to $484 million in 2014 including price realization of $6 million and incremental sales from the VCG acquisition of $63 million. Sales in new construction grew as the housing market continued to recover but were offset by a decline in the retail pellet business due to unseasonably warm weather and comparatively low energy prices.

Operating profit as a percent of sales in 2016 was 14.0 percent compared to 14.8 percent in 2015 and 15.9 percent in 2014.  The 2016 change was caused by restructuring and transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky, lower volume and higher freight costs. These factors were partially offset by price realization, strong operational performance, favorable materials cost and productivity and cost reductions. The 2015 decrease in operating margins compared to 2014 was due to dilution caused by the VCG acquisition and decreased volume partially offset by cost reductions, lower material costs, and price realization. Total restructuring and transition costs impacting hearth product in 2016 were $7.7 million of which $5.5 million were recorded in cost of sales. Total restructuring and transition costs impacting hearth products in 2015 were $2.3 million of which $2.2 million were recorded in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities

Cash generated from operating activities in 2016 totaled $223.4 million compared to $173.4 million generated in 2015.  The increase in cash generated was driven by favorable working capital changes partially offset by lower net income. Changes in working capital balances resulted in a $17.4 million source of cash in 2016 compared to $28.1 million use of cash in the prior year. Cash generated from operating activities in 2014 totaled $167.8 million and changes in working capital balances resulted in a $2.3 million source of cash.

The source of cash related to working capital changes in 2016 was primarily driven from lower accounts receivable of $11.2 million due to sales timing and higher accounts payable and accrued expense balances of $11.1 million due to timing of payments. This was partially offset by uses of cash for strategic investments in inventory.

The use of cash related to working capital changes in 2015 was primarily driven from lower accounts payable of $26.3 million due to timing of payments. Other uses of cash include higher receivables due to sales timing and increased inventory due to strategic investments.

The Corporation places special emphasis on management and control of working capital.  The success achieved in managing receivables is in large part a result of doing business with quality customers and maintaining close communication with them.  Management believes recorded trade receivable valuation allowances at the end of 2016 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 0.9 percent, 1.7 percent and 2.1 percent at the end of fiscal years 2016, 2015 and 2014, respectively. The Corporation’s inventory turns were 12, 12 and 12, for fiscal years 2016, 2015 and 2014, respectively.

Cash Flow – Investing Activities

Capital expenditures, including capitalized software, were $119.6 million in 2016, $115.0 million in 2015 and $112.7 million in 2014.  These expenditures continue to focus on machinery, equipment and tooling required to support new products, continuous improvements and cost savings initiatives in our manufacturing processes as well as the implementation of new integrated information systems to support business process transformation.  The Corporation anticipates capital expenditures for 2017 to total $100 million to $110 million, primarily related to new products, operational process improvements and capabilities and the business process transformation project referred to above.

In 2016, the investing activities reflected a net cash outflow of $34.3 million related to the acquisition of OFM, an office furniture company, and also a small office furniture dealership that offered strategic value to the Corporation. In 2014, the investing activities reflected a net cash outflow of $61.8 million related to the acquisition of VCG as part of the Corporation's Hearth and Home Technologies business. Refer to the Acquisitions and Divestitures note in the Notes to Consolidated Financial Statements for additional information.

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

As of December 31, 2016, there was $214 million outstanding under the $400 million revolving credit facility of which $180 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $34 million during 2017 it is classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  On December 31, 2016, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement.  The Corporation expects to remain in compliance over the next twelve months.

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

In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notational value expiring January 2021. As of December 31, 2016, the fair value of the Corporation's interest rate swap was a net asset of $2.3 million reported net of tax as $1.5 million in accumulated other comprehensive income.

During 2016, the Corporation repurchased 1,082,938 shares of its common stock at a cost of approximately $55.8 million, or an average price of $51.55 per share. The Board authorized $200 million on November 9, 2007 and an additional $200 million on November 7, 2014 for repurchases of the Corporation’s common stock.  As of December 31, 2016, approximately $136.9 million of this authorized amount remained unspent.   During 2015, the Corporation repurchased 550,000 shares of its common stock at a cost of approximately $26.7 million, or an average price of $48.47 per share. During 2014, the Corporation repurchased 1,665,850 shares of its common stock at a cost of approximately $67.9 million, or an average price of $40.76 per share.

A cash dividend has been paid every quarter since April 15, 1955, and quarterly dividends are expected to continue.  Cash dividends were $1.09 per common share for 2016, $1.045 for 2015 and $0.99 for 2014.  The last quarterly dividend increase was from $0.265 to $0.275 per common share effective with the June 1, 2016 dividend payment for shareholders of record at the close of business on May 20, 2016.  The average dividend payout percentage for the most recent three-year period has been 60 percent of prior year earnings or 27 percent of prior year cash flow from operating activities.

Cash, cash equivalents and short-term investments totaled $38.6 million at the end of 2016 compared to $32.8 million at the end of 2015 and $37.2 million at the end of 2014.  These funds, coupled with cash from future operations, borrowing capacity under the existing facility as amended January 6, 2016 and the ability to access capital markets are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2016, $11.8 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated it could result in additional tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Contractual Obligations
The following table discloses the Corporation’s obligations and commitments to make future payments under contracts:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including estimated interest (1)	$227,861	$37,871	$6,480	$183,510	—
Operating lease obligations	94,626	27,671	35,458	17,962	$13,535
Purchase obligations (2)	51,405	51,405	—	—	—
Other long-term obligations (3)	46,197	5,444	9,468	4,529	26,756
Total	$420,089	$122,391	$51,406	$206,001	$40,291

(1)
Interest has been included for all debt at the fixed or variable rate in effect as of December 31, 2016, as applicable. See "Note 10 Long-Term Debt" in the Notes to Consolidated Financial Statements for further information. The Corporation has classified $34 million of long-term debt as current because the Corporation expects, but is not required, to repay this portion of debt in 2017.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the quantity to be purchased, the price to be paid and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available. Other long term obligations of $34.3 million, primarily insurance reserves and long term warranty, are not included in the table above due to the Corporation's inability to predict their timing.

Litigation and Uncertainties
See "Note 18 Guarantees, Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further information.

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

Goodwill and other intangibles – The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.
The Corporation reviews goodwill at the reporting unit level within its office furniture and hearth products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management.   The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. If the two-step test is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation relies on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.   In the market approach, the Corporation utilizes the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

Income taxes – The Corporation uses an asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. Significant judgment is applied to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.  Although the Corporation believes the approach to estimates and judgments as described herein is reasonable, actual results could differ and they may be exposed to increases or decreases in income taxes that could be material.

The Corporation recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are reported as interest expense and operating expense, respectively.

The Corporation applies the intra-period tax allocation rules to allocate income taxes among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital when they meet the criteria as prescribed in the guidance.

The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. See the Income Tax note to the financial statements for further information.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the standard requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation has completed a preliminary review of the impact of the new standard and expects changes in the way the Corporation recognizes certain marketing programs and pricing incentives, which are not anticipated to be financially significant. The Corporation expects to adopt the standard in fiscal 2018 using the modified-retrospective approach.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The standard becomes effective for fiscal years beginning after December 15, 2016. The Corporation will implement the new standard in fiscal 2017.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from our variable interest debt obligations.  For information related to the Corporation’s long-term debt, refer to the Long-Term Debt disclosure in the Notes to Consolidated Financial Statements filed as part of this report.  In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notational value expiring January 2021. As of December 31, 2016, the fair value of the Corporation's interest rate swap was a net asset of $2.3 million reported net of tax as $1.5 million in accumulated other comprehensive income. The interest rate swap derivative instrument is held and used by the Corporation as a tool for managing interest rate risk. It is not used for trading or speculative purposes. The Corporation believes it has limited exposure to interest rate risk due to the interest rate swap and other alternative capital structure levels available. The Corporation does not currently have any significant foreign currency exposure.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  As of December 31, 2016, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see Table I - Executive Officers of the Registrant included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption “Information Regarding the Board” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, and is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Business Conduct and Ethics” of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Information Regarding the Board” and “Review, Approval or Ratification of Transactions with Related Persons” of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Incurred for KPMG LLP of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2016 Annual Report on Form 10K are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

Page
Exhibit index of all exhibits incorporated by reference into, or filed with, this Report	70

The following exhibits are filed herewith:

Exhibit
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm (KPMG)
(23.2)	Consent of Independent Registered Public Accounting Firm (PwC)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	February 24, 2017	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	February 24, 2017
Stan A. Askren	Principal Executive Officer, and Director

/s/ Marshall H. Bridges	Vice President and Chief Financial	February 24, 2017
Marshall H. Bridges	Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Mary A. Bell	Director	February 24, 2017
Mary A. Bell

/s/ Miguel M. Calado	Director	February 24, 2017
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 24, 2017
Cheryl A. Francis

/s/ Mary K. W. Jones	Director	February 24, 2017
Mary K. W. Jones

/s/ John R. Hartnett	Director	February 24, 2017
John R. Hartnett

/s/ Larry B. Porcellato	Director	February 24, 2017
Larry B. Porcellato

/s/ Abbie J. Smith	Lead Director	February 24, 2017
Abbie J. Smith

/s/ Brian E. Stern	Director	February 24, 2017
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 24, 2017
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2016.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 31, 2016, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders HNI Corporation:

We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2016. We also have audited HNI Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HNI Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HNI Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, HNI Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated balance sheet as of January 3, 2015 and the related consolidated statements of comprehensive income, statements of equity, and statements of cash flows for the period ended January 3, 2015 present fairly, in all material respects, the financial position of HNI Corporation and its subsidiaries at January 3, 2015, and the results of their operations and their cash flows for the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2017

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except for per share data)
For the Years	2016	2015	2014
Net sales	$2,203,489	$2,304,419	$2,222,695
Cost of sales	1,368,476	1,457,021	1,438,495
Gross profit	835,013	847,398	784,200
Selling and administrative expenses	667,744	672,125	649,055
(Gain) loss on sale of assets	22,572	(195)	(10,723)
Restructuring and impairment charges	11,005	11,792	33,019
Operating income	133,692	163,676	112,849
Interest income	305	395	418
Interest expense	5,086	6,901	8,336
Income before income taxes	128,911	157,170	104,931
Income taxes	43,273	51,764	43,776
Net income	85,638	105,406	61,155
Less: Net income (loss) attributable to the non-controlling interest	61	(30)	(316)
Net income attributable to HNI Corporation	$85,577	$105,436	$61,471

Net income attributable to HNI Corporation per common share – basic	$1.93	$2.38	$1.37
Weighted average shares outstanding – basic	44,413,941	44,285,298	44,759,716
Net income attributable to HNI Corporation per common share – diluted	$1.88	$2.32	$1.35
Weighted average shares outstanding – diluted	45,502,219	45,440,653	45,578,872

Foreign currency translation adjustments	$(1,510)	$(1,901)	$(691)
Change in unrealized gains and (losses) on marketable securities (net of tax)	(103)	(39)	(44)
Change in pension and post-retirement liability (net of tax)	339	1,256	(4,622)
Change in derivative financial instruments (net of tax)	1,460	873	(983)
Other comprehensive income (loss) (net of tax)	$186	$189	$(6,340)
Comprehensive income	85,824	105,595	54,815
Less: Comprehensive (loss) attributable to non-controlling interest	61	(30)	(316)
Comprehensive income attributable to HNI Corporation	$85,763	$105,625	$55,131
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars and shares except par value)

	December 31, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,312	$28,548
Short-term investments	2,252	4,252
Receivables	229,436	243,409
Inventories	118,438	125,228
Prepaid expenses and other current assets	46,603	36,933
Total Current Assets	433,041	438,370

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,403	28,801
Buildings	283,930	298,516
Machinery and equipment	528,099	515,131
Construction in progress	51,343	31,986
	890,775	874,434
Less accumulated depreciation	534,330	533,275

Net Property, Plant, and Equipment	356,445	341,159

GOODWILL	290,699	277,650

DEFERRED INCOME TAXES	719	—

OTHER ASSETS	249,330	206,746

Total Assets	$1,330,234	$1,263,925
The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars and shares except par value)

	December 31, 2016	January 2, 2016
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$425,046	$424,405
Current maturities of long-term debt	34,017	5,477
Current maturities of other long-term obligations	4,410	6,018
Total Current Liabilities	463,473	435,900

LONG-TERM DEBT	180,000	185,000

OTHER LONG-TERM LIABILITIES	75,044	76,792

DEFERRED INCOME TAXES	110,708	88,934

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, 200,000 shares, outstanding:
December 31, 2016 - 44,079;
January 2, 2016 - 44,158	44,079	44,158

Additional paid-in capital	—	4,407
Retained earnings	461,524	433,575
Accumulated other comprehensive loss	(5,000)	(5,186)
Total HNI Corporation shareholders’ equity	500,603	476,954

Non-controlling interest	406	345

Total Equity	501,009	477,299

Total Liabilities and Equity	$1,330,234	$1,263,925

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Parent Company Shareholders’ Equity
(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2013	$44,982	$16,729	$373,652	$965	$89	$436,417
Comprehensive income:
Net income (loss)	—	—	61,471	—	(316)	61,155
Other comprehensive income (net of tax)	—	—	—	(6,340)	—	(6,340)
Distributions to non-controlling interest	—	—	—	—	(5)	(5)
Change in ownership of non-controlling interest	—	—	(146)	—	146	—
Cash dividends; $0.99 per share	—	—	(44,328)	—	—	(44,328)
Common shares – treasury:
Shares purchased	(1,666)	(50,522)	(15,720)	—	—	(67,908)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	850	34,660	—	—	—	35,510
Balance, January 3, 2015	$44,166	$867	$374,929	($5,375)	($86)	$414,501
Comprehensive income:
Net income (loss)	—	—	105,436	—	(30)	105,406
Other comprehensive (loss) (net of tax)	—	—	—	189	—	189
Distributions to non-controlling interest	—	—	—	—	—	—
Change in ownership of non-controlling interest	—	—	(461)	—	461	—
Cash dividends; $1.045 per share	—	—	(46,329)	—	—	(46,329)
Common shares – treasury:
Shares purchased	(550)	(26,107)	—	—	—	(26,657)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	542	29,647	—	—	—	30,189
Balance, January 2, 2016	$44,158	$4,407	$433,575	($5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	85,577	—	61	85,638
Other comprehensive (loss) (net of tax)	—	—	—	186	—	186
Distributions to non-controlling interest	—	—	—	—	—	—
Change in ownership of non-controlling interest	—	—	(89)	—	—	(89)
Cash dividends; $1.09 per share	—	—	(48,495)	—	—	(48,495)
Common shares – treasury:
Shares purchased	(1,082)	(45,699)	(9,044)	—	—	(55,825)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	1,003	41,292	—	—	—	42,295
Balance, December 31, 2016	$44,079	—	$461,524	($5,000)	$406	$501,009

The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years	2016	2015	2014
Net Cash Flows From (To) Operating Activities:
Net income	$85,638	$105,406	$61,155
Noncash items included in net income:
Depreciation and amortization	68,947	57,564	56,722
Other post-retirement and post-employment benefits	1,643	1,856	1,239
Stock-based compensation	8,141	9,097	8,597
Excess tax benefits from stock compensation	(2,713)	(1,581)	(2,161)
Deferred income taxes	20,495	15,257	14,655
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	28,868	12,463	19,055
Other – net	4,523	(1,216)	4,693
Net increase (decrease) in operating assets and liabilities, net of acquisitions and divestitures	17,430	(28,075)	2,322
Increase (decrease) in other liabilities	(9,610)	2,581	1,519
Net cash flows from (to) operating activities	223,362	173,352	167,796
Net Cash Flows From (To) Investing Activities:
Capital expenditures	(93,425)	(82,610)	(74,323)
Proceeds from sale of property, plant and equipment	1,055	2,201	16,361
Capitalized software	(26,159)	(32,356)	(38,390)
Acquisition spending, net of cash acquired	(34,302)	—	(61,823)
Purchase of investments	(8,724)	(3,660)	(3,801)
Sales or maturities of investments	8,619	3,550	7,770
Other – net	(90)	—	(4)
Net cash flows from (to) investing activities	(153,026)	(112,875)	(154,210)
Net Cash Flows From (To) Financing Activities:
Proceeds from sale of HNI Corporation common stock	21,596	12,276	18,469
Withholding related to net share settlements of equity based awards	—	(171)	(79)
Purchase of HNI Corporation common stock	(55,825)	(26,657)	(67,908)
Proceeds from note and long-term debt	611,986	448,449	282,808
Payments of note and long-term debt and other financing	(594,547)	(455,222)	(235,595)
Excess tax benefits from stock compensation	2,713	1,581	2,161
Dividends paid	(48,495)	(46,329)	(44,328)
Net cash flows from (to) financing activities	(62,572)	(66,073)	(44,472)
Net increase (decrease) in cash and cash equivalents	7,764	(5,596)	(30,886)
Cash and cash equivalents at beginning of year	28,548	34,144	65,030
Cash and cash equivalents at end of year	$36,312	$28,548	$34,144
 The accompanying notes are an integral part of the consolidated financial statements.

HNI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Nature of Operations
HNI Corporation with its subsidiaries (the “Corporation”) is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to Reportable Segment Information for further information.  Office furniture products include panel-based and freestanding furniture systems seating, storage and tables. These products are sold primarily through a national system of dealers, wholesalers and office product distributors but also directly to end-user customers and federal, state and local governments.  Hearth products include a full array of gas, wood and pellet burning fireplaces, inserts, stoves, facings and accessories.  These products are sold through a national system of dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America and the Caribbean. The Corporation also manufactures and markets office furniture in Asia and India. Activities outside the United States and Canada, as a percent of sales, are insignificant.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year which ends on the Saturday nearest December 31.  Fiscal year 2016 ended on December 31, 2016; 2015 ended on January 2, 2016; and 2014 ended on January 3, 2015. The financial statements for fiscal years 2016 and 2015 are on a 52-week basis. The financial statements for fiscal year 2014 are on a 53-week basis. A 53-week year occurs approximately every sixth year.

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

At December 31, 2016 and January 2, 2016, cash, cash equivalents and investments consisted of the following:

Year-End 2016 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Available-for-sale securities
Debt securities	—	$2,252	$10,033
Cash and money market accounts	$36,312	—	—
Total	$36,312	$2,252	$10,033

The amortized cost basis of the debt securities as of December 31, 2016 was $12.3 million. Immaterial unrealized gains and losses are recorded in accumulated other comprehensive income as of December 31, 2016 for these debt securities.

Year-End 2015 (In thousands)	Cash and cash equivalents	Short-term investments	Long-term investments
Held-to-maturity securities
Certificates of deposit	$—	$252	$—
Available-for-sale securities
Debt securities	—	4,000	8,067
Cash and money market accounts	28,548	—	—
Total	$28,548	$4,252	$8,067

The amortized cost basis of the debt securities as of January 2, 2016 was $12.1 million. Immaterial unrealized gains and losses are recorded in accumulated other comprehensive income as of January 2, 2016 for these debt securities.

Receivables
Accounts receivable are presented net of allowance for doubtful accounts of $2.1 million and $4.3 million for 2016 and 2015, respectively.  The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Amounts written off, net of recoveries and other adjustments	Divestitures	Balance at end of period
Year ended December 31, 2016	$4,287	(357)	1,598	192	$2,140
Year ended January 2, 2016	$5,096	1,394	2,203	—	$4,287
Year ended January 3, 2015	$6,208	343	1,455	—	$5,096

Inventories
The Corporation valued 79 percent and 78 percent of its inventory by the LIFO method at December 31, 2016 and January 2, 2016, respectively.  During 2016 and 2014, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at higher or lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which increased cost of goods sold by approximately $0.05 million in 2016 and decreased cost of goods sold by approximately $0.03 million in 2014. There was no similar LIFO decrement in 2015. If the FIFO method had been in use, inventories would have been $24.2 million and $25.1 million higher than reported at December 31, 2016 and January 2, 2016, respectively.

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

Long-Lived Assets
Long-lived assets are reviewed for impairment as events or changes in circumstances occur indicating the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.  Asset impairment charges recorded in connection with the Corporation’s restructuring activities are discussed in Restructuring Related Charges.  These assets include real estate, manufacturing equipment and certain other fixed assets.  The Corporation’s continuous focus on improving the manufacturing process tends to increase the likelihood of assets being replaced; therefore, the Corporation is regularly evaluating the expected lives of its equipment and accelerating depreciation where appropriate.

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows:

(In thousands)	2016	2015	2014
Balance at the beginning of the period	$16,227	$16,719	$13,840
Accrual assumed from acquisition	—	—	1,100
Accrual settled from divestiture	(538)	—	—
Accruals for warranties issued during the period	20,055	19,995	18,951
Accrual (Recovery) related to pre-existing warranties	604	(334)	172
Settlements made during the period	(21,098)	(20,153)	(17,344)
Balance at the end of the period	$15,250	$16,227	$16,719

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $7.0 million and $8.2 million as of December 31, 2016 and January 2, 2016, respectively, and is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.3 million and $8.0 million, as of December 31, 2016 and January 2, 2016, respectively, and is included in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

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

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities and administrative fees.  The amounts charged against income were $28.1 million in 2016, $31.1 million in 2015 and $29.7 million in 2014 and were recorded in "Selling and Administrative Expenses" on the Consolidated Statements of Income.

Freight Expense
The Corporation records freight expense on shipments to customers in "Selling and Administrative Expenses" on the Consolidated Statements of Income.  Amounts recorded were $115.2 million in 2016, $133.4 million in 2015 and $131.0 million in 2014.

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See the Stock-Based Compensation note to consolidated financial statements for further information.

Income Taxes
The Corporation uses an asset and liability approach that takes into account guidance related to uncertain tax positions and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested.  There were approximately $32.4 million of accumulated earnings considered permanently reinvested in China, Hong Kong and India as of December 31, 2016.  The Corporation believes the U.S. tax cost on unremitted foreign earnings would be approximately $9.6 million if the amounts were not considered permanently reinvested. See the Income Tax note to consolidated financial statements for further information.

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

(In thousands, except per share data)	2016	2015	2014
Numerators:
Numerators for both basic and diluted EPS net income attributable to parent company	$85,577	$105,436	$61,471
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	44,414	44,285	44,760
Potentially dilutive shares from stock option plans	1,088	1,156	819
Denominator for diluted EPS	45,502	45,441	45,579
Earnings per share – basic	$1.93	$2.38	$1.37
Earnings per share – diluted	$1.88	$2.32	$1.35

Certain exercisable and non-exercisable stock options were not included in the computation of diluted EPS for fiscal years 2016, 2015 and 2014 because inclusion would have been anti-dilutive.  The number of stock options outstanding which met this criterion was 416,142; 493,202 and 500,058 for 2016, 2015 and 2014, respectively.

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

Self-Insurance
The Corporation is primarily self-insured for general, auto and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product and workers’ compensation liabilities are managed using a wholly owned insurance captive and the related liabilities are included in the accompanying consolidated financial statements.  As of December 31, 2016 and January 2, 2016, these liabilities totaled $26.5 million and $27.7 million, respectively.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Note 3. Restructuring and Impairment Charges
The Corporation recorded $10.5 million of restructuring costs in 2016 in connection with the previously announced closures of the Paris, Kentucky hearth manufacturing facility and the Orleans, Indiana office furniture manufacturing facility. Specific items incurred include severance and accelerated depreciation. Of these charges, $5.3 million were included in cost of sales. As of December 31, 2016, the estimated fair value of the Paris, Kentucky hearth manufacturing facility of $5.2 million was classified as held for sale and is included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

The Corporation made the decision to exit a line of business within our hearth products segment during 2015. The Corporation incurred $0.9 million of restructuring charges as the result of this decision, of which $0.8 million were included in cost of sales. The Corporation also incurred $0.4 million of restructuring charges in 2015 related to office furniture closures announced in 2014 in the form of facility exit costs partially offset by lower than anticipated post employment costs.

During 2014, the Corporation made decisions to close three office furniture manufacturing facilities located in Florence, Alabama; Chicago, Illinois; and Nalagarh, India and consolidate production into existing office furniture manufacturing facilities. In connection with these decisions, the Corporation recorded $8.8 million of pre-tax charges in 2014, which included $5.2 million of accelerated depreciation on machinery and equipment recorded in cost of sales and $3.6 million of severance and facility exit costs which were recorded as restructuring charges during the year.

The restructuring accrual is classified as current in the Condensed Consolidated Balance Sheets as it is expected to be paid out within the next twelve months. The following table summarizes the restructuring accrual activity since the beginning of fiscal 2014.

(In thousands)	Severance Costs	Facility Termination & Other Costs	Total
Restructuring reserve at December 28, 2013	$49	$6	$55
Restructuring charges	2,933	705	3,638
Cash payments	(1,769)	(711)	(2,480)
Restructuring reserve at January 3, 2015	$1,213	—	$1,213
Restructuring charges	(750)	1,255	505
Cash payments	(257)	(1,240)	(1,497)
Restructuring reserve at January 2, 2016	$206	15	$221
Restructuring charges	3,883	1,346	5,229
Cash Payments	(1,385)	(1,361)	(2,746)
Restructuring reserve at December 31, 2016	$2,704	—	$2,704

The Corporation recorded $5.8 million, $11.2 million, and $29.4 million of goodwill and long-lived asset impairments in 2016, 2015, and 2014, respectively. These charges were included in the “Restructuring and Impairment Charges” line item on the Consolidated Statements of Income. See Goodwill and Other Intangible Assets note to consolidated financial statements for more information.

Note 4. Acquisitions and Divestitures
On January 29, 2016, the Corporation acquired OFM, an office furniture company, with annual sales of approximately $30 million at a purchase price of $34.1 million, net of cash acquired, in an all cash transaction. The Corporation finalized the allocation of the purchase price during fourth quarter 2016. There were $15 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to ten years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets. There was $14 million of goodwill associated with this acquisition. The goodwill is deductible for income tax purposes.

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. Goodwill increased approximately $2 million in 2016 as a result of this activity.

The Corporation completed the sale of Artcobell, a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long term note receivable, which is included on "Other Assets" in the Consolidated Balance Sheets, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment.

The Corporation completed the acquisition of Vermont Castings Group, a leading manufacturer of free-standing hearth stoves and fireplaces, as part of its hearth products segment on October 1, 2014 for a purchase price of $62.2 million in an all cash transaction. There were $24.9 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from five to fifteen years with amortization recorded on a straight line basis based on the projected cash flow associated with the respective intangible assets' existing relationships. There was $17.0 million of goodwill associated with this acquisition assigned to the hearth products segment. The goodwill is not deductible for income tax purposes.

Note 5. Supplemental Cash Flow Information
The Corporation's cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

(In thousands)	2016	2015	2014
Cash paid for:
Interest paid (net of capitalized interest)	$6,644	$7,066	$8,301
Income taxes paid	23,120	28,252	36,637
Changes in accrued expenses due to:
Purchases of property and equipment	3,599	(327)	3,873
Purchases of capitalized software	603	(2,806)	2,183

Note 6. Inventories

(In thousands)	2016	2015
Finished products	$71,223	$68,478
Materials and work in process	71,375	81,860
LIFO reserve	(24,160)	(25,110)
	$118,438	$125,228

Note 7. Property, Plant, and Equipment

(In thousands)	2016	2015
Land and land improvements	$27,403	$28,801
Buildings	283,930	298,516
Machinery and equipment	528,099	515,131
Construction and equipment installation in progress	51,343	31,986
	890,775	874,434
Less: accumulated depreciation	534,330	533,275
	$356,445	$341,159

Total depreciation expense was $57.2 million, $46.5 million and $46.1 million in 2016, 2015 and 2014, respectively.

Note 8. Goodwill and Other Intangible Assets

As a result of the required annual impairment assessment performed in the fourth quarter of 2016, the Corporation determined the fair value of a reporting unit within the office furniture segment was below its carrying value. The decline in the estimated fair value of this reporting unit was largely driven by lower than expected operating performance in 2016. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for operational transformation and other expectations about the anticipated short-term and long-term operating results of the reporting unit. The Corporation assumed a discount rate of 14 percent, near term growth rates ranging from negative 25 percent to positive 9 percent and a terminal growth rate of 3 percent. Based on the two-step analysis, the Corporation recorded a $2.9 million goodwill impairment charge in 2016. There was $6.3 million net goodwill remaining in the reporting unit as of December 31, 2016. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $2.9 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $1.2 million decrease in the estimated fair value of the reporting unit. Additionally, and prior to the goodwill impairment assessment, the Corporation tested the recoverability of the long-lived assets in that reporting unit other than goodwill, and found no impairments. The Corporation recorded an impairment charge of $2.9 million related to an indefinite-lived trade name. There was an $8.3 million net indefinite-lived trade name remaining in the reporting unit as of December 31, 2016. The Corporation assumed a royalty rate of 3 percent, near term growth rates ranging from 1 percent to 9 percent and a terminal growth rate of 3 percent. Holding other assumptions constant, a 50 basis point decrease in the royalty rate would result in a $1.7 million decrease in the estimated fair value of the intangible and a 50 basis point decrease in the terminal growth rate would result in a $0.1 million decrease in the estimated fair value of the intangible.

Based on the results of the annual impairment tests, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all other reporting units included in the annual two-step impairment test except the two noted below, the estimated fair value is significantly in excess of carrying value.

For one of the office furniture reporting units that exceeded its carrying value by approximately 5 percent, the Corporation assumed a discount rate of 14 percent, near term growth rates ranging from 3 percent to 7 percent and a terminal growth rate of 3.0 percent. The fair value model assumes continued positive economic momentum and transformation of the reporting unit including sales and marketing initiatives, new product development and operational processes. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $4.5 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $1.9 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the reporting unit failing step one. There is $24.5 million of goodwill associated with this reporting unit.

For the other office furniture reporting unit that exceeded its carrying value by approximately 18 percent, the Corporation assumed a discount rate of 16 percent, near term growth rates ranging from 4 percent to 20 percent and a terminal growth rate of 3 percent. The fair value model assumes continued positive economic momentum of the reporting unit including investments in sales, marketing and distribution, market growth and expansion in other channels. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $3.2 million decrease in the estimated fair value of the reporting unit and a 100 basis point decrease in the long-term growth rate would result in a $1.1 million decrease in the estimated fair value of the reporting unit. Neither of these scenarios individually would result in the reporting unit failing step one. There is $14.1 million of goodwill associated with this reporting unit.

The Corporation also owns certain trademarks and trade names having a carrying value of $38.1 million as of December 31, 2016, and $41.0 million as of January 2, 2016.  These trademarks and trade names are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. As a result of the review performed in the fourth quarter of 2016, the Corporation recorded an impairment charge of $2.9 million to adjust the trade name associated with a small office furniture reporting unit to fair market value as discussed above.

The table below summarizes amortizable definite-lived intangible assets, which are reflected in Other Assets in the Corporation’s Consolidated Balance Sheets:

	December 31, 2016			January 2, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,645	$18,623	$22	$18,645	$18,615	$30
Software	149,587	25,792	123,795	122,892	21,193	101,699
Trademarks and trade names	7,564	1,401	6,163	6,564	753	5,811
Customer lists and other	117,789	65,103	52,686	105,586	60,063	45,523
Net definite lived intangible assets	$293,585	$110,919	$182,666	$253,687	$100,624	$153,063

Amortization expense for capitalized software for 2016, 2015 and 2014, was $4.7 million, $3.5 million and $3.3 million, respectively. Amortization expense for all other definite-lived intangibles for 2016, 2015 and 2014, was $7.1 million, $7.6 million and $7.2 million, respectively. All amortization expense was recorded in Selling and Administrative Expenses on the Consolidated Statements of Income.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(in millions)	2017	2018	2019	2020	2021
Amortization expense	$16.7	$21.5	$20.5	$19.7	$19.6

The occurrence of events such as acquisitions, dispositions or impairments in the future may result in changes to amounts.

The changes in the carrying amount of goodwill since January 3, 2015, are as follows by reporting segment:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of January 3, 2015
Goodwill	$149,713	$181,901	$331,614
Accumulated impairment losses	(52,161)	(143)	(52,304)
	97,552	181,758	279,310
Goodwill acquired during the year	—	—	—
Impairment losses	(2,963)	—	(2,963)
Final purchase price allocations/contingent payments from prior year acquisitions	—	1,298	1,298
Foreign currency translation adjustment	5	—	5
Balance as of January 2, 2016
Goodwill	149,718	183,199	332,917
Accumulated impairment losses	(55,124)	(143)	(55,267)
	94,594	183,056	277,650
Goodwill acquired during the year	15,928	—	15,928
Impairment losses	(2,876)	—	(2,876)
Foreign currency translation adjustment	(3)	—	(3)
Balance as of December 31, 2016
Goodwill	165,643	183,199	348,842
Accumulated impairment losses	(58,000)	(143)	(58,143)
	$107,643	$183,056	$290,699

The goodwill increases relate to acquisitions completed.  See the Acquisitions and Divestitures note.  The decreases in goodwill in the office furniture segment in 2015 and 2016 were due to the impairment charges described above.

Note 9. Accounts Payable and Accrued Expenses

(In thousands)	2016	2015
Trade accounts payable	$201,810	$197,579
Compensation	47,280	43,380
Profit sharing and retirement expense	32,335	29,089
Marketing expenses	41,963	35,969
Freight	14,251	16,384
Other accrued expenses	87,407	102,004
	$425,046	$424,405

Note 10. Long-Term Debt

(In thousands)	2016	2015
Note payable to bank, revolving credit facility with interest at a variable rate (2016 - 1.8%; 2015 - 1.5%)	$214,000	$40,300
Senior notes paid off April 2016 with interest at a fixed rate of 5.54% per annum.	—	150,000
Other notes and amounts	17	177
Total debt	214,017	190,477
Less: current portion	34,017	5,477
Long-term debt	$180,000	$185,000

Aggregate maturities of long-term debt are as follows:
(In thousands)
2017	$34,017
2018	—
2019	—
2020	—
2021	180,000
Thereafter	—

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at December 31, 2016 and January 2, 2016 was $214 million and $40 million, respectively, which approximated fair value. The Corporation paid off its outstanding fixed-rate, long-term debt obligation on April 6, 2016 with revolving credit facility borrowings. The value of these senior notes was estimated based on a discounted cash flow method (Level 2) to be $148 million at January 2, 2016 compared to the carrying value of $150 million.

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

As of December 31, 2016, there was $214 million outstanding under the $400 million revolving credit facility of which $180 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $34 million in 2017, it is classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0 included in the Credit Agreement.  Under the Credit Agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  On December 31, 2016, the Corporation was well below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the Credit Agreement.  The Corporation expects to remain in compliance over the next twelve months.

In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notational value expiring January 2021. As of December 31, 2016, the fair value of the Corporation's interest rate swap was a net asset of $2.3 million reported net of tax as $1.5 million in accumulated other comprehensive income.

Note 11. Income Taxes
Significant components of the provision for income taxes including those related to non-controlling interest are as follows:

(In thousands)	2016	2015	2014
Current:
Federal	$18,963	$27,768	$22,738
State	3,740	5,258	4,623
Foreign	1,450	1,713	972
Current provision	24,153	34,739	28,333
Deferred:
Federal	18,167	15,348	13,692
State	2,533	2,217	2,013
Foreign	(1,580)	(540)	(262)
Deferred provision	19,120	17,025	15,443
Total income tax expense	$43,273	$51,764	$43,776

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	2016	2015	2014
Federal statutory tax expense	$45,098	$55,020	$36,836
State taxes, net of federal tax effect	3,874	4,269	4,118
Credit for increasing research activities	(3,808)	(3,320)	(2,569)
Deduction related to domestic production activities	(2,243)	(3,320)	(1,751)
Valuation allowance	231	565	2,474
Goodwill Impairment	—	—	4,298
Change in uncertain tax positions	117	(1,344)	1,099
Other – net	4	(106)	(729)
Total income tax expense	$43,273	$51,764	$43,776

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

(In thousands)	2016	2015
Deferred Taxes
Allowance for doubtful accounts	$495	$1,089
Compensation	16,684	15,491
Inventory differences	3,977	4,497
Marketing accrual	1,458	1,355
Stock-based compensation	11,607	11,923
Accrued post-retirement benefit obligations	10,106	9,851
Vacation accrual	4,153	4,181
Warranty accrual	5,725	6,052
Other – net	13,044	12,167
Total deferred tax assets	$67,249	$66,606
Deferred income	(5,716)	(4,907)
Goodwill and other intangible assets	(87,146)	(79,471)
Prepaids	(9,271)	(7,876)
Tax over book depreciation	(70,946)	(59,308)
Total deferred tax liabilities	($173,079)	($151,562)
Valuation allowance	(4,159)	(3,978)
Total net deferred tax liabilities	($109,989)	($88,934)

Long term net deferred tax assets	719	—
Long term net deferred tax liabilities	(110,708)	(88,934)
Total net deferred tax liabilities	($109,989)	($88,934)

The valuation allowance for deferred tax assets is as follows:

Valuation allowance for deferred tax asset (in thousands)	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended December 31, 2016	$3,978	231	($50)	$4,159
Year ended January 2, 2016	$3,413	565	—	$3,978
Year ended January 3, 2015	$1,579	$2,474	($640)	$3,413

At December 31, 2016, the Corporation has approximately $0.1 million of U.S. state tax net operating losses and $2.0 million of U.S. state tax credits which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2016	2015
Unrecognized tax benefits, beginning of period	$2,858	$4,250
Increases in positions taken in a prior period	86	82
Decreases in positions taken in a prior period	—	(1,611)
New positions taken in a current period	792	793
Decrease due to settlements	(560)	—
Decrease due to lapse of statute of limitations	(133)	(656)
Unrecognized tax benefits, end of period	$3,043	$2,858

The amount of unrecognized tax benefits which would impact the Corporation’s effective tax rate, if recognized, was $3.0 million at December 31, 2016 and $2.8 million at January 2, 2016.

As of December 31, 2016, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation.  It is not expected any of the changes will be material individually or in total to the results or financial position of the Corporation.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting.  Interest and penalties recognized in the Consolidated Statements of Income amounted to a detriment of $0.1 million, a benefit of $0.1 million and $0.0 million in the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.  The Corporation had recorded a liability for interest and penalties related to unrecognized tax benefits of $0.2 million and $0.1 million as of December 31, 2016 and January 2, 2016, respectively.

Tax years 2013 through 2016 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination for the 2014 federal tax return and in various state jurisdictions, of which years 2012 through 2016 remain open to examination.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Corporation provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings it considers to be permanently reinvested. There were approximately $32.4 million of accumulated earnings considered permanently reinvested in Canada, China, and Hong Kong as of December 31, 2016. The Corporation believes the U.S tax cost on unremitted foreign earnings would be approximately $9.6 million if the amounts were not considered permanently reinvested.

Note 12. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities.  The marketable securities are comprised of investments in government securities and corporate bonds.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Corporation makes use of observable market based inputs (prices or quotes from published exchanges/indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value for the year ended December 31, 2016 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,268	—	$6,268	—
Corporate bonds	$6,017	—	$6,017	—
Derivative financial instruments	$2,309	—	$2,309	—

Assets measured at fair value for the year ended January 2, 2016 were as follows:

(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$9,663	—	$9,663	—
Corporate bonds	$2,405	—	$2,405	—
Derivative financial instruments	($1,252)	—	($1,252)	—

Note 13. Shareholders’ Equity

	2016	2015
Common Stock, $1 Par Value
Authorized	200,000,000	200,000,000
Issued and outstanding	44,078,782	44,158,256
Preferred Stock, $1 Par Value
Authorized	2,000,000	2,000,000
Issued and outstanding	—	—

The Corporation purchased 1,082,938, 550,000, and 1,665,850 shares of its common stock during 2016, 2015 and 2014, respectively.  The par value method of accounting is used for common stock repurchases.

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income loss:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gains Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$2,913	$81	($2,140)	$111	$965
Other comprehensive income before reclassifications	(690)	(67)	(7,280)	(1,728)	(9,765)
Tax (expense) or benefit	—	23	2,657	631	3,311
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	114	114
Balance at January 3, 2015	2,223	37	(6,763)	(872)	(5,375)
Other comprehensive income before reclassifications	(1,901)	(60)	1,975	(1,188)	(1,174)
Tax (expense) or benefit	—	21	(718)	433	(264)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1,627	1,627
Balance at January 2, 2016	322	(2)	(5,506)	—	(5,186)
Other comprehensive income before reclassifications	(1,510)	(158)	499	1,317	148
Tax (expense) or benefit	—	55	(160)	(485)	(590)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	628	628
Balance at December 31, 2016	($1,188)	($105)	($5,167)	$1,460	($5,000)

The following table details the reclassifications from accumulated other comprehensive income (loss) for the years ended January 2, 2016 and December 31, 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	2016	2015
Derivative financial instruments
Interest rate swap	Interest income or (expense)	($993)	—
	Tax (expense) or benefit	365	—
	Net of Tax	($628)	—

Diesel hedge	Selling and administrative expenses	—	($2,562)
	Tax (expense) or benefit	—	935
	Net of tax	—	($1,627)
Net		($628)	($1,627)

The Corporation determined in fourth quarter 2015 that the qualifications for hedge accounting treatment on the diesel hedge derivative financial instruments were not met and reversed $1.3 million recorded in accumulated other comprehensive income as a reduction to net income.

In May 2007, the Corporation registered 300,000 shares of its common stock under its 2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (the “Director Plan”).  The Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation and awards of Corporation common stock.  The Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. During 2016, 2015, and 2014, 24,352; 20,146; and 27,272 shares, respectively, of Corporation common stock were issued under the Director Plan.

Cash dividends declared and paid per share for each year are:

(In dollars)	2016	2015	2014
Common shares	$1.090	$1.045	$0.990

During 2007, shareholders approved the 2002 Members’ Stock Purchase Plan (the "Purchase Plan"), as amended January 1, 2007.  Under the plan, 800,000 shares of common stock were initially registered for issuance to participating members.  On June 12, 2009, an additional 1,000,000 shares of common stock were registered for issuance to participating members.  Beginning on June 30, 2002, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the Purchase Plan is 85 percent of the closing price on the exercise date.  No member may purchase stock under the Purchase Plan in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  During 2016, 75,098 shares of common stock were issued under the Purchase Plan at an average price of $31.11.  During 2015, 73,874 shares of common stock were issued under the plan at an average price of $32.18.  During 2014, 84,065 shares of common stock were issued under the Purchase Plan at an average price of $27.92.  An additional 298,170 shares were available for issuance under the Purchase Plan at December 31, 2016.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Note 14. Stock-Based Compensation
Under the Corporation’s 2007 Stock-Based Compensation Plan (the “Plan”), effective May 8, 2007, as amended, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers and key personnel.  Upon shareholder approval of the Plan in May 2007, no future awards were granted under the Corporation’s 1995 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 31, 2016, there were approximately 2.8 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and Purchase Plan described in Note 13 of the consolidated financial statements was $8.1 million, $9.1 million and $8.6 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.8 million, $3.1 million and $3.1 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The stock compensation expense for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Year Ended Dec 31, 2016	Year Ended Jan 2, 2016	Year Ended Jan 3, 2015
Expected term	6 years	6 years	5 years
Expected volatility:
Weighted-average	38.96%	43.54%	42.49%
Expected dividend yield:
Weighted-average	3.30%	1.94%	2.76%
Risk-free interest rate:
Range used	1.41%	1.69%	1.54%

Expected volatilities were based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a calculation method based on daily frequency for the prior six years for 2016 and 2015 and a simple-average calculation method based on monthly frequency points for the prior five years for 2014.  The Corporation used the current dividend yield in all years as there are no plans to substantially increase or decrease its dividends.  The Corporation used historical exercise experience in all years to determine the expected term.  The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options being valued for 2016 and 2015 and yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued for 2014.

The following table summarizes the changes in outstanding stock options since the beginning of fiscal 2014.

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 28, 2013	3,630,567	$29.94
Granted	536,275	34.78
Exercised	(542,837)	28.53
Forfeited or Expired	(288,560)	38.55
Outstanding at January 3, 2015	3,335,445	$29.93
Granted	350,038	51.54
Exercised	(302,635)	30.22
Forfeited or Expired	(24,525)	39.14
Outstanding at January 2, 2016	3,358,323	$32.09
Granted	877,277	32.18
Exercised	(609,663)	30.52
Forfeited or Expired	(121,602)	52.24
Outstanding at December 31, 2016	3,504,335	$31.68
A summary of the Corporation’s non-vested stock options as of December 31, 2016 and changes during the year are presented below:

Non-vested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 2, 2016	2,138,724	$11.18
Granted	877,277	8.80
Vested	(820,915)	8.78
Forfeited	(32,929)	11.74
Non-vested at December 31, 2016	2,162,157	$11.12

At December 31, 2016, there was $3.3 million of unrecognized compensation cost related to non-vested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.3 years.  Information about stock options expected to vest or currently exercisable at December 31, 2016, is as follows:

Options	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value ($000s)
Expected to vest	2,049,938	$35.48	7.7	$41,893
Exercisable	1,342,178	$25.50	4.0	$40,827

The weighted-average grant-date fair value of options granted was $8.80, $18.45 and $10.48, for 2016, 2015 and 2014, respectively.  Other information for the last three years is as follows:

(In thousands)	Dec. 31, 2016	Jan. 2, 2016	Jan. 3, 2015
Total fair value of shares vested	$7,206	$5,554	$5,735
Total intrinsic value of options exercised	11,985	6,412	8,389
Cash received from exercise of stock options	18,609	9,145	15,489
Tax benefit realized from exercise of stock options	4,142	2,111	2,982

The Corporation has occasionally issued restricted stock units (“RSUs”) to executives, managers and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the vesting date.

The following table summarizes the changes in outstanding RSUs since the beginning of fiscal 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2013	24,526	$23.01
Granted	15,500	32.23
Vested	(14,000)	21.47
Forfeited	—	—
Outstanding at January 3, 2015	26,026	$27.76
Granted	23,000	51.54
Vested	(10,526)	21.19
Forfeited	—	—
Outstanding at January 2, 2016	38,500	$43.77
Granted	25,000	32.06
Vested	—	—
Forfeited	(3,000)	51.54
Outstanding at December 31, 2016	60,500	$38.54

At December 31, 2016, there was $1.0 million of unrecognized compensation cost related to RSUs which the Corporation expects to recognize over a weighted-average period of 1.0 year. The total value of shares vested in 2016, 2015 and 2014 was $0.0 million, $0.2 million and $0.3 million, respectively.

As of December 31, 2016 the Corporation had $16.0 million of deferred compensation of which $0.9 million was recorded in "Current maturities of other long-term obligations" and $15.1 million was recorded in "Other long-term liabilities" in the Consolidated Balance Sheets, with $10.6 million of the total fair-market valued based on the price increase or decrease of common stock on a quarterly basis. As of January 2, 2016 the Corporation had $13.2 million of deferred compensation of which $0.4 million was recorded in "Current maturities of other long-term obligations" and $12.8 million was recorded in "Other long-term liabilities" in the Consolidated Balance Sheets, with $9.1 million of the total fair-market valued based on the price increase or decrease of common stock on a quarterly basis.

Note 15. Retirement Benefits
The Corporation has defined contribution profit-sharing plans covering substantially all employees who are not participants in certain defined benefit plans.  The Corporation’s annual contribution to the defined contribution plans is based on employee eligible earnings and results of operations and amounted to $32.5 million, $29.1 million, and $26.8 million, in 2016, 2015, and 2014, respectively.  A portion of the annual contribution is in the form of common stock of the Corporation.  The amount of the stock contribution was $7.2 million, $6.8 million, and $6.4 million in 2016, 2015, and 2014, respectively.

The Corporation sponsors a defined benefit plan which covers a limited number of former salaried and hourly members.  The Corporation’s funding policy is generally to contribute annually the minimum actuarially computed amount.  Net pension costs relating to these plans were $376,000, $281,000 and $167,000, in 2016, 2015 and 2014, respectively.  The actuarial present value of obligations, less related plan assets at fair value, is not significant.

Note 16. Post-Retirement Health Care
Guidance on employers’ accounting for other post-retirement plans requires recognition of the overfunded or underfunded status on the balance sheet.  Under this guidance, gains and losses, prior services costs and credits and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

(In thousands)	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$20,884	$21,972
Service cost	735	803
Interest cost	846	816
Benefits paid	(1,017)	(1,009)
Actuarial (gain)/loss	(295)	(1,698)
Benefit obligation at end of year	$21,153	$20,884
Change in plan assets
Fair value at beginning of year	—	—
Actual return on assets	—	—
Employer contribution	1,017	1,009
Transferred out	—	—
Benefits paid	(1,017)	(1,009)
Fair value at end of year	—	—
Funded Status of Plan	($21,153)	($20,884)
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,034	$1,014
Noncurrent liabilities	$20,119	$19,870
Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain)/loss	$2,373	$2,730
Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$2,730	$4,665
Actuarial (gain)/loss	(295)	(1,698)
Amortization of transition amount	(62)	(237)
Amount disclosed at end of year	$2,373	$2,730

Estimated Future Benefit Payments (In thousands)
Fiscal 2017	$1,034
Fiscal 2018	1,025
Fiscal 2019	1,036
Fiscal 2020	1,060
Fiscal 2021	1,083
Fiscal 2022 – 2026	6,013

Expected Contributions During Fiscal 2017
Total	$1,034

The discount rates at fiscal year-end 2016, 2015 and 2014, were 4.0 percent, 4.2 percent and 3.8 percent, respectively.  The Corporation's payment for these benefits has reached the maximum amounts per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets.

Components of Net Periodic Post-Retirement Benefit Cost (in thousands)	2017
Service cost	$742
Interest cost	825
Amortization of net (gain)/loss	25
Net periodic post-retirement benefit cost/(income)	$1,592

A discount rate of 4.0 percent was used to determine net periodic benefit cost for 2017.  The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments.  There are no plan assets invested.

Note 17. Leases
The Corporation leases certain showrooms, office space, warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases at the end of 2016 are as follows:

(In thousands)	Operating Leases
2017	$27,671
2018	20,678
2019	14,780
2020	10,149
2021	7,813
Thereafter	13,535
Total minimum lease payments	$94,626

There are no capitalized leases at December 31, 2016 and January 2, 2016.

Rent expense for the years 2016, 2015 and 2014, amounted to approximately $33.5 million, $34.0 million and $48.0 million, respectively.  There was no contingent rent expense under either capitalized or operating leases for the years 2016, 2015, and 2014.

Note 18. Guarantees, Commitments and Contingencies
The Corporation utilizes letters of credit in the amount of $9 million to back certain financing instruments, insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and bankers' acceptances in the amount of $4 million to guarantee certain payments to overseas suppliers. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined.

Withdrawal Liability From Multi-employer Pension
On February 2, 2017, the Corporation was notified of a withdrawal liability from a multi-employer pension fund associated with a business sold by the Corporation as a going concern in 2013. The business subsequently ceased operations, triggering the liability for which it was responsible. The trustee of the pension fund has asserted a claim against the Corporation as a prior indirect owner of the business. The Corporation has not recorded any liability associated with this claim because it believes the likelihood of an unfavorable outcome is neither probable nor remote. The Corporation believes it has strong legal and factual defenses, and intends to vigorously defend itself against this claim.

Other Litigation
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

Reportable segment data reconciled to the consolidated financial statements for the years ended 2016, 2015, and 2014, is as follows for continuing operations:

(In thousands)	2016	2015	2014
Net sales:
Office furniture	$1,703,885	$1,777,804	$1,739,049
Hearth products	499,604	526,615	483,646
	$2,203,489	$2,304,419	$2,222,695
Operating profit:
Office furniture (a)	$117,397	$136,593	$87,053
Hearth products (b)	69,960	78,162	77,066
Total operating profit	187,357	214,755	164,119
Unallocated corporate expenses	(58,446)	(57,585)	(59,188)
Income (loss) before income taxes	$128,911	$157,170	$104,931
Depreciation and amortization expense:
Office furniture	$45,088	$42,415	$45,891
Hearth products	12,486	8,430	5,415
General corporate	11,373	6,719	5,416
	$68,947	$57,564	$56,722
Capital expenditures (including capitalized software):
Office furniture	$65,944	$64,850	$62,696
Hearth products	11,217	11,078	6,342
General corporate	42,423	39,038	43,675
	$119,584	$114,966	$112,713
Identifiable assets:
Office furniture	$749,145	$739,915	$724,293
Hearth products	340,494	341,813	341,315
General corporate	240,595	182,197	173,726
	$1,330,234	$1,263,925	$1,239,334

(a)
Included in operating profit for the office furniture segment are pretax charges of $10.9 million, $11.6 million and $38.2 million, for closing of facilities and impairment charges in 2016, 2015 and 2014, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $5.5 million for closing a facility in 2016 and $0.9 million related to exiting a line of business in 2015.

The Corporation's net sales by product category were as follows for the years ended 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Systems and storage	$904,748	$1,140,369	$1,156,170
Seating	707,609	561,392	498,389
Other	91,528	76,043	84,490
Hearth products	499,604	526,615	483,646
	$2,203,489	$2,304,419	$2,222,695

Note 20. Subsequent Events

On February 6, 2017, the Corporation announced the closure of its Colville, Washington hearth manufacturing facility as part of its continued efficiency and simplification activities to deliver consistent, flawless execution to customers and to reduce structural costs. The Corporation estimates the consolidation will save $2.8 million annually beginning in Q4 2017. The Corporation estimates pre-tax charges of $6.7 million related to the closure and consolidation.

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

Year-End 2016: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$501,037	$536,538	$584,629	$581,285
Cost of products sold	315,326	327,618	363,075	362,457
Gross profit	185,711	208,920	221,554	218,828
Selling and administrative expenses	165,106	162,320	169,535	170,783
(Gain) loss on sale of assets	—	(1)	(40)	22,613
Restructuring and impairment charges	1,086	572	399	8,948
Operating income (loss)	19,519	46,029	51,660	16,484
Interest income (expense) – net	(1,796)	(1,068)	(1,011)	(906)
Income (loss) before income taxes	17,723	44,961	50,649	15,578
Income taxes	5,881	15,934	16,837	4,621
Net income (loss)	11,842	29,027	33,812	10,957
Less: net income attributable to the non-controlling interest	(1)	(2)	(1)	65
Net income (loss) attributable to HNI Corporation	$11,843	$29,029	$33,813	$10,892
Net income (loss) attributable to HNI Corporation per common share – basic	$0.27	$0.65	$0.76	$0.25
Weighted-average common shares outstanding – basic	44,258	44,431	44,547	44,419
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.26	$0.64	$0.74	$0.24
Weighted-average common shares outstanding – diluted	45,040	45,632	45,845	45,588
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.1	38.9	37.9	37.6
Selling and administrative expenses	33.0	30.3	29.0	29.4
(Gain) loss on sale of assets	—	—	—	3.9
Restructuring and impairment charges	0.2	0.1	0.1	1.5
Operating income (loss)	3.9	8.6	8.8	2.8
Income taxes	1.2	3.0	2.9	0.8
Net income (loss) attributable to HNI Corporation	2.4	5.4	5.8	1.9

Year-End 2015: (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$523,477	$568,226	$615,850	$596,866
Cost of products sold	338,977	362,102	384,219	371,723
Gross profit	184,500	206,124	231,631	225,143
Selling and administrative expenses	168,704	167,278	170,371	165,772
(Gain) on sale of assets	—	—	—	(195)
Restructuring and impairment charges (income)	377	(560)	172	11,803
Operating income (loss)	15,419	39,406	61,088	47,763
Interest income (expense) – net	(1,899)	(1,849)	(1,623)	(1,135)
Income (loss) before income taxes	13,520	37,557	59,465	46,628
Income taxes	5,068	13,680	18,619	14,397
Net income (loss)	8,452	23,877	40,846	32,231
Less: net income attributable to the non-controlling interest	(26)	(2)	(2)	—
Net income (loss) attributable to HNI Corporation	$8,478	$23,879	$40,848	$32,231
Net income (loss) attributable to HNI Corporation per common share – basic	$0.19	$0.54	$0.92	$0.73
Weighted-average common shares outstanding – basic	44,304	44,416	44,263	44,158
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.19	$0.52	$0.90	$0.71
Weighted-average common shares outstanding – diluted	45,524	45,621	45,403	45,199
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.2	36.3	37.6	37.7
Selling and administrative expenses	32.2	29.4	27.7	27.8
(Gain) on sale of assets	—	—	—	—
Restructuring and impairment charges	0.1	(0.1)	—	2.0
Operating income (loss)	2.9	6.9	9.9	8.0
Income taxes	1.0	2.4	3.0	2.4
Net income (loss) attributable to HNI Corporation	1.6	4.2	6.6	5.4

INVESTOR INFORMATION

Common Stock Market Prices and Dividends (Unaudited)

Quarterly 2016 – 2014

2016 by Quarter	High	Low	Dividends per Share
1st	$39.59	$29.84	$0.265
2nd	48.50	38.30	0.275
3rd	56.96	39.30	0.275
4th	56.91	37.24	0.275
Total Dividends Paid			$1.090
2015 by Quarter	High	Low	Dividends per Share
1st	$56.47	$38.01	$0.250
2nd	57.74	46.19	0.265
3rd	52.52	41.29	0.265
4th	47.68	35.53	0.265
Total Dividends Paid			$1.045
2014 by Quarter	High	Low	Dividends per Share
1st	$39.42	$31.00	$0.240
2nd	39.29	31.61	0.250
3rd	40.43	34.62	0.250
4th	52.90	34.75	0.250
Total Dividends Paid			$0.990

Common Stock Market Price and Price/Earnings Ratio (Unaudited)

Fiscal Years 2016 – 2012

	Market Price		Diluted Earnings per Share	Price/Earnings Ratio
Year	High	Low		High	Low
2016	$56.96	$29.84	$1.88	30	16
2015	57.74	35.53	2.32	25	15
2014	52.90	31.00	1.35	39	23
2013	40.73	28.28	1.39	29	20
2012	32.02	21.57	1.07	30	20
Five-Year Average				31	19

ITEM 15(c) - INDEX OF EXHIBITS

Exhibit Number	Description of Document

(3.1)	Articles of Incorporation of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010
(3.2)	Amended and restated By-laws of HNI Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 9, 2016
(10.1)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.2)	2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (incorporated by reference to Appendix D to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.3)	Form of HNI Corporation Change In Control Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2006*
(10.4)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007*
(10.5)	Form of HNI Corporation Change In Control Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2017*
(10.6)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed February 22, 2010*

(10.7)	Form of HNI Corporation Amended and Restated Indemnity Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007*
(10.8)
Form of 2007 Equity Plan For Non-Employee Directors of HNI Corporation Participation Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010*

(10.9)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009*

(10.10)
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

(10.11)
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 6, 2016, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 11, 2016

(10.12)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.13)	HNI Corporation Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015*
(10.14)	HNI Corporation Directors Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015*
(10.15)	HNI Corporation Stock-Based Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006*
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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Indicates management contract or compensatory plan.

+	Filed herewith.