Form 10-K/A
period 2016-12-31
HNI CORP
filed 2017-03-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A

(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of HNI Corporation (the “Corporation”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Form 10-K”). In Part II, Item 8, PricewaterhouseCoopers LLP have amended their Report of Independent Registered Public Accounting Firm (the “Report”) to primarily correct the date of their Report from February 24, 2017 to February 27, 2015. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), Part II, Item 8 has been amended and restated in its entirety. For convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety; however, this Form 10-K/A amends and restates only Part II, Item 8 described above and there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events. In addition, as required by Rule 12b-15, new certifications by our principal executive officer and principal financial officer are included herein as exhibits.

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

(b)	Exhibits

Page
Exhibit index of all exhibits incorporated by reference into, or filed with, this Report	71

The following exhibits are filed herewith:

Exhibit
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm (KPMG)
(23.2)	Consent of Independent Registered Public Accounting Firm (PwC)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date:	March 2, 2017	By:	/s/ Stan A. Askren
Stan A. Askren
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO,	March 2, 2017
Stan A. Askren	Principal Executive Officer, and Director

/s/ Marshall H. Bridges	Vice President and Chief Financial	March 2, 2017
Marshall H. Bridges	Officer, Principal Financial Officer and
Principal Accounting Officer

*	Director	March 2, 2017
Mary A. Bell

*	Director	March 2, 2017
Miguel M. Calado

*	Director	March 2, 2017
Cheryl A. Francis

*	Director	March 2, 2017
Mary K. W. Jones

*	Director	March 2, 2017
John R. Hartnett

*	Director	March 2, 2017
Larry B. Porcellato

*	Lead Director	March 2, 2017
Abbie J. Smith

*	Director	March 2, 2017
Brian E. Stern

*	Director	March 2, 2017
Ronald V. Waters, III

* By: /s/ Stan. A. Askren
Stan A. Askren, as attorney in fact

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
Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HNI Corporation:

In our opinion, the consolidated statements of comprehensive income, of equity, and of cash flows for the fiscal year ended January 3, 2015 present fairly, in all material respects, the results of operations and cash flows of HNI Corporation and its subsidiaries for the fiscal year ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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