Form 10-Q
period 2017-04-01
HNI CORP
filed 2017-05-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 1-14225

HNI Corporation (Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

P. O. Box 1109, 600 East Second Street Muscatine, Iowa 52761-0071 (Address of principal executive offices)	52761-0071 (Zip Code)

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
YES       ☒                     NO     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      ☒                                                                                                 Accelerated filer       ☐
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)                    Smaller reporting company     ☐
Emerging growth company       ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class Common Shares, $1 Par Value	Outstanding at April 1, 2017 44,239,850

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars)
(Unaudited)
	April 1, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,128	$36,312
Short-term investments	1,261	2,252
Receivables	191,892	229,436
Inventories	143,713	118,438
Prepaid expenses and other current assets	52,024	46,603
Total Current Assets	418,018	433,041

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	28,960	27,403
Buildings	303,904	283,930
Machinery and equipment	533,771	528,099
Construction in progress	38,843	51,343
	905,478	890,775
Less accumulated depreciation	542,172	534,330

Net Property, Plant, and Equipment	363,306	356,445

GOODWILL	290,687	290,699

DEFERRED INCOME TAXES	757	719

OTHER ASSETS	253,515	249,330

Total Assets	$1,326,283	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands of dollars and shares, except par value)
(Unaudited)
	April 1, 2017	December 31, 2016

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$346,141	$425,046
Current maturities of long-term debt	116,674	34,017
Current maturities of other long-term obligations	3,176	4,410
Total Current Liabilities	465,991	463,473

LONG-TERM DEBT	175,000	180,000

OTHER LONG-TERM LIABILITIES	72,166	75,044

DEFERRED INCOME TAXES	111,666	110,708

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
April 1, 2017 – 44,240 shares;
December 31, 2016 – 44,079 shares	44,240	44,079

Additional paid-in capital	11,853	—
Retained earnings	449,390	461,524
Accumulated other comprehensive income (loss)	(4,373)	(5,000)
Total HNI Corporation shareholders' equity	501,110	500,603

Non-controlling interest	350	406

Total Equity	501,460	501,009

Total Liabilities and Equity	$1,326,283	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended
	April 1, 2017	April 2, 2016

	(In thousands, except share and per share data)
Net sales	$477,667	$501,037
Cost of sales	303,944	315,326
Gross profit	173,723	185,711
Selling and administrative expenses	163,666	165,106
Restructuring charges	2,123	1,086
Operating income	7,934	19,519
Interest income	71	78
Interest expense	1,046	1,874
Income before income taxes	6,959	17,723
Income taxes	2,178	5,881
Net income	4,781	11,842
Less: Net loss attributable to the non-controlling interest	(56)	(1)
Net income attributable to HNI Corporation	$4,837	$11,843

Net income attributable to HNI Corporation per common share – basic	$0.11	$0.27
Average number of common shares outstanding – basic	44,050,040	44,258,357
Net income attributable to HNI Corporation per common share – diluted	$0.11	$0.26
Average number of common shares outstanding – diluted	45,452,664	45,039,918

Foreign currency translation adjustments	$345	$157
Change in unrealized gains (losses) on marketable securities (net of tax)	18	50
Change in derivative financial instruments (net of tax)	264	(523)
Other comprehensive income (loss) (net of tax)	627	(316)
Comprehensive income	5,408	11,526
Less: Comprehensive (loss) attributable to non-controlling interest	(56)	(1)
Comprehensive income attributable to HNI Corporation	$5,464	$11,527

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	4,837	—	(56)	4,781
Other comprehensive income (net of tax)	—	—	—	627	—	627
Cash dividends; $0.275 per share	—	—	(12,132)	—	—	(12,132)
Common shares – treasury:
Shares purchased	(234)	(6,602)	(4,839)	—	—	(11,675)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	395	18,455	—	—	—	18,850
Balance, April 1, 2017	$44,240	$11,853	$449,390	$(4,373)	$350	$501,460

(In thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	11,843	—	(1)	11,842
Other comprehensive (loss) (net of tax)	—	—	—	(316)	—	(316)
Cash dividends; $0.265 per share	—	—	(11,759)	—	—	(11,759)
Common shares – treasury:
Shares purchased	(49)	(1,643)	—	—	—	(1,692)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	266	12,925	—	—	—	13,191
Balance, April 2, 2016	$44,375	$15,689	$433,659	$(5,502)	$344	$488,565

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Net Cash Flows From (To) Operating Activities:
Net income	$4,781	$11,842
Noncash items included in net income:
Depreciation and amortization	18,839	15,251
Other post-retirement and post-employment benefits	398	411
Stock-based compensation	4,671	5,340
Excess tax benefits from stock compensation	—	(6)
Deferred income taxes	646	2,711
(Gain) loss on sale, retirement and impairment of long-lived assets and intangibles, net	784	60
Other – net	(1,890)	1,589
Net increase (decrease) in operating assets and liabilities	(57,899)	(54,239)
Increase (decrease) in other liabilities	(2,339)	(3,189)
Net cash flows from (to) operating activities	(32,009)	(20,230)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(25,072)	(21,270)
Proceeds from sale of property, plant and equipment	76	151
Capitalized software	(7,704)	(6,187)
Acquisition spending, net of cash acquired	—	(34,064)
Purchase of investments	(1,539)	(958)
Sales or maturities of investments	1,611	900
Other – net	1,510	502
Net cash flows from (to) investing activities	(31,118)	(60,926)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	1,798	1,005
Withholding related to net share settlements of equity based awards	(209)	—
Purchase of HNI Corporation common stock	(11,266)	(1,692)
Proceeds from long-term debt	146,331	273,154
Payments of note and long-term debt and other financing	(68,579)	(169,540)
Excess tax benefits from stock compensation	—	6
Dividends paid	(12,132)	(11,759)
Net cash flows from (to) financing activities	55,943	91,174

Net increase (decrease) in cash and cash equivalents	(7,184)	10,018
Cash and cash equivalents at beginning of period	36,312	28,548
Cash and cash equivalents at end of period	$29,128	$38,566

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 2017

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 31, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 2. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods.  For the three months ended April 1, 2017, the Corporation recognized $4.7 million of stock based compensation expense. For the three months ended April 2, 2016, the Corporation recognized $5.3 million of stock based compensation expense. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan. The Corporation granted stock options with fair values of $7.2 million and $7.6 million in the three months ended April 1, 2017 and April 2, 2016, respectively. The Corporation granted time-based restricted stock units with adjusted fair values of $0.5 million in the three months ended April 2, 2016.

As of April 1, 2017, there was $5.5 million of unrecognized compensation cost, net of forfeiture assumptions, related to non-vested stock options, which the Corporation expects to recognize over a weighted-average remaining service period of 1.4 years, and $0.8 million of unrecognized compensation costs related to non-vested restricted stock units, which the Corporation expects to recognize over a weighted-average remaining service period of 1.0 years.

As of April 1, 2017, there was a $5.4 million receivable reflected in "Receivables" in the Condensed Consolidated Balance Sheets relating to stock options exercised but not yet settled. The total amount was paid on or prior to April 5, 2017.

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 83 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	April 1, 2017	December 31, 2016

Finished products	$88,034	$71,223
Materials and work in process	79,839	71,375
LIFO allowance	(24,160)	(24,160)
	$143,713	$118,438

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended April 1, 2017:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	345	27	—	226	598
Tax (expense) or benefit	—	(9)	—	(83)	(92)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	121	121
Balance at April 1, 2017	$(843)	$(87)	$(5,167)	$1,724	$(4,373)
Amounts in parentheses indicate reductions in equity.

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended April 2, 2016:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension Postretirement Liability	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	157	77	—	(920)	(686)
Tax (expense) or benefit	—	(27)	—	338	311
Amounts reclassified from accumulated other comprehensive (income) loss net of tax	—	—	—	59	59
Balance at April 2, 2016	$479	$48	$(5,506)	$(523)	$(5,502)
Amounts in parentheses indicate reductions in equity.

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of April 1, 2017, the fair value of the Corporation's interest rate swap was an asset of $2.7 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The interest rate swap is reported net of tax as $1.7 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	April 1, 2017	April 2, 2016
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$(192)	$(93)
	Tax (expense) or benefit	71	34
	Net of tax	$(121)	$(59)
Amounts in parentheses indicate reductions to profit.

During the three months ended April 1, 2017, the Corporation repurchased 234,375 shares of its common stock at a cost of approximately $11.7 million.  During the three months ended April 2, 2016, the Corporation repurchased 49,400 shares of its common stock at a cost of approximately $1.7 million. As of April 1, 2017, $125.2 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the three months ended April 1, 2017 and April 2, 2016, the Corporation paid dividends to shareholders of $0.275 and $0.265 per share, respectively.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
(In thousands, except per share data)	April 1, 2017	April 2, 2016
Numerators:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$4,837	$11,843
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,050	44,258
Potentially dilutive shares from stock-based compensation plans	1,403	782
Denominator for diluted EPS	45,453	45,040
Earnings per share – basic	$0.11	$0.27
Earnings per share – diluted	$0.11	$0.26

The weighted average common stock equivalents presented above do not include the effect of 615,895 and 1,446,530 common stock equivalents for the three months ended April 1, 2017 and April 2, 2016, respectively, because their inclusion would be anti-dilutive. The Corporation implemented ASU No. 2016-09 in the first quarter of fiscal 2017, which had an immaterial impact on the number of potentially dilutive shares from stock-based compensation plans. See "Note 13. Recently Adopted Accounting Standards" for more information regarding the implementation of ASU No. 2016-09.

Note 6.  Restructuring

Restructuring costs during the three months ended April 1, 2017 were $6.3 million, of which $4.2 million was accelerated depreciation recorded in "Cost of goods sold" in the Condensed Consolidated Statements of Comprehensive Income. These costs were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

During the three months ended April 2, 2016, the Corporation recorded $1.1 million of restructuring costs, primarily in connection with the previously announced closure of the Paris, Kentucky manufacturing facility and acquisition integration relating to our hearth product segment.

The following is a summary of changes in restructuring accruals during the three months ended April 1, 2017:

(In thousands)	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2016	$2,704	$—	$2,704
Restructuring charges, excluding amounts in cost of goods sold	986	1,137	2,123
Cash payments	(701)	(492)	(1,193)
Balance as of April 1, 2017	$2,989	$645	$3,634

The restructuring reserve is expected to be paid in the next twelve months and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets.

Note 7. Goodwill and Other Intangible Assets

The table below summarizes amortizable definite-lived intangible assets as of April 1, 2017 and December 31, 2016, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets:

	April 1, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,644	$18,624	$20	$18,645	$18,623	$22
Software	155,425	27,137	128,288	149,587	25,792	123,795
Trademarks and trade names	7,564	1,566	5,998	7,564	1,401	6,163
Customer lists and other	115,729	65,118	50,611	117,789	65,103	52,686
Net definite lived intangible assets	$297,362	$112,445	$184,917	$293,585	$110,919	$182,666

Aggregate amortization expense for the three months ended April 1, 2017 and April 2, 2016 was $3.2 million and $2.4 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

(In millions)	2017	2018	2019	2020	2021
Amortization expense	$17.0	$22.3	$21.2	$20.4	$19.7

As events such as acquisitions, dispositions or impairments occur in the future, these amounts may change.

The Corporation also owns certain trademarks and trade names with a net carrying amount of $37.6 million as of April 1, 2017 and December 31, 2016.  These trademarks and trade names, which are reflected in the "Other Assets" line item in the Corporation's Condensed Consolidated Balance Sheets, are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.

The changes in the carrying amount of goodwill since December 31, 2016, by reporting segment, are as follows:

(In thousands)	Office Furniture	Hearth Products	Total
Balance as of December 31, 2016
Goodwill	$165,643	$183,199	$348,842
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of December 31, 2016	107,643	183,056	290,699
Foreign currency translation adjustments	(12)	—	(12)
Balance as of April 1, 2017
Goodwill	165,631	183,199	348,830
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of April 1, 2017	$107,631	$183,056	$290,687

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows during the periods noted:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance at beginning of period	$15,250	$16,227
Accruals for warranties issued during period	5,540	5,480
Adjustments related to pre-existing warranties	(116)	281
Settlements made during the period	(5,548)	(5,831)
Balance at end of period	$15,126	$16,157

The portion of the reserve for estimated settlements expected to be paid in the next twelve months was $6.8 million and $7.0 million as of April 1, 2017 and December 31, 2016, respectively, and is included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The portion of the reserve for settlements expected to be paid beyond one year was $8.3 million and $8.3 million as of April 1, 2017 and December 31, 2016, respectively, and is included in "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets.

Note 9.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for the periods noted:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Service cost	$185	$185
Interest cost	206	211
Amortization of (gain)/loss	7	15
Net periodic benefit cost	$398	$411

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended April 1, 2017 was $2.2 million on pre-tax income of $7.0 million or an effective tax rate of 31.0 percent. For the three months ended April 2, 2016, the Corporation's income tax provision was $5.9 million on pre-tax income of $17.7 million or an effective tax rate of 33.2 percent. The effective tax rate was lower in the three months ended April 1, 2017 principally due to the enactment of ASU No. 2016-09 related to stock compensation on decreased quarterly income. See "Note 13. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. Our tax provision for the three months ended April 1, 2017 includes a tax benefit of $0.6 million related to the adoption of this standard.

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

Assets measured at fair value as of April 1, 2017 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,071	$—	$6,071	$—
Corporate bonds	$6,160	$—	$6,160	$—
Derivative financial instruments	$2,728	$—	$2,728	$—

Assets measured at fair value as of December 31, 2016 were as follows:

(In thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,268	$—	$6,268	$—
Corporate bonds	$6,017	$—	$6,017	$—
Derivative financial instruments	$2,309	$—	$2,309	$—

In addition to the methods and assumptions the Corporation uses to record the fair value of financial instruments as discussed above in this section, it uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate debt obligations at April 1, 2017 and December 31, 2016 was $290 million and $214 million, respectively, which approximated the fair value.

The Corporation’s revolving credit facility under the current credit agreement was entered into January 6, 2016 and matures January 6, 2021. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion, which is to be amortized over the next twelve months, is reflected in the "Prepaid expenses and other current assets" line item in the Condensed Consolidated Balance Sheets. The long-term portion is reflected in the "Other Assets" line item in the Condensed Consolidated Balance Sheets.

As of April 1, 2017, there was $290 million outstanding under the $400 million revolving credit facility of which $175 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $115 million in the next twelve months, it was classified as current.

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

The credit agreement contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

•
a consolidated interest coverage ratio (as defined in the credit agreement) of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA for the last four fiscal quarters to (b) the sum of consolidated interest charges; and

•
a consolidated leverage ratio (as defined in the credit agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness to (b) consolidated EBITDA for the last four fiscal quarters.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  At April 1, 2017, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance over the next twelve months.

Note 12.  Commitments and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of $18 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of $4 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 13.  Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Corporation implemented the new standard in the first quarter of fiscal 2017. The primary impact of implementation was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2017. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2017, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in our Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Implementation of the new standard resulted in the recognition of excess tax benefits in the Corporation's provision for income taxes of $0.6 million as a net tax benefit for the three months ended April 1, 2017. Prior to the adoption of this standard, that amount would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. See "Note 10. Income Taxes" in the Notes to Condensed Consolidated Financial Statements for further information.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard is intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value rather than the previous guidance of measuring inventory at the lower of cost or market. The Corporation implemented the new standard in the first quarter of fiscal 2017. As the Corporation previously calculated net realizable value when measuring inventory at the lower of cost or market, this standard had an immaterial effect on the condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard is to simplify the test for goodwill impairment by eliminating the step 2 requirement. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for fiscal 2020, but the Corporation has early adopted the standard in 2017. There is no impact in the first quarter of 2017.

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

For purposes of segment reporting, intercompany sales between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net costs of the Corporation's corporate operations, interest income and interest expense.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements for the three months ended April 1, 2017 and April 2, 2016, is as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Net Sales:
Office furniture	$359,981	$387,339
Hearth products	117,686	113,698
	$477,667	$501,037
Operating Profit:
Office furniture	$6,444	$21,300
Hearth products	11,811	12,561
Total operating profit	18,255	33,861
Unallocated corporate expense	(11,296)	(16,138)
Income before income taxes	$6,959	$17,723

Depreciation & Amortization Expense:
Office furniture	$12,885	$10,693
Hearth products	3,488	2,656
General corporate	2,466	1,902
	$18,839	$15,251

Capital Expenditures (including capitalized software):
Office furniture	$21,020	$16,468
Hearth products	2,078	2,553
General corporate	9,678	8,436
	$32,776	$27,457

	As of	As of
(In thousands)	April 1, 2017	December 31, 2016
Identifiable Assets:
Office furniture	$752,115	$749,145
Hearth products	340,544	340,494
General corporate	233,624	240,595
	$1,326,283	$1,330,234

Note 15. Acquisitions and Divestitures

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

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. There was no change to Goodwill in the first three months of 2017 as a result of this activity. Goodwill increased approximately $2 million in fiscal 2016 as a result of this activity.

The Corporation completed the sale of Artcobell, a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long term note receivable, which was included in the "Other Assets" line item in the Corporation's Consolidated Balance Sheets in Form 10-K for the fiscal year ended December 31, 2016, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment. As of April 1, 2017, $0.5 million of the note receivable is current and is included in the "Prepaid expenses and other current assets" line item in the Corporation's Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section.

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

Net sales for the first quarter of fiscal 2017 decreased 4.7 percent to $477.7 million when compared to the first quarter of fiscal 2016.  The change was driven by a decrease in the office furniture segment, partially offset by an increase in sales in the hearth products segment. The office furniture segment sales were down due to the net impact of acquisitions and divestitures and lower project activity levels. The hearth segment saw an increase in the new construction business due to modest growth in single family housing. The retail wood/gas business grew from modest remodel activity. The acquisitions and divestitures of small office furniture companies resulted in a net decrease in sales of $9.3 million compared to the prior year. Gross profit percentage for the quarter decreased from prior year levels driven by restructuring and transition costs and lower volume, partially offset by favorable productivity, the impact of divestitures and net price realization.  Total selling and administrative expenses increased as a percentage of sales due to strategic growth investments and lower volume, partially offset by the impact of divestitures, lower incentive based compensation and the impact of stock price changes on deferred compensation.

The Corporation recorded $6.3 million of restructuring costs and $3.8 million of transition costs in the first quarter 2017 in connection with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments between office furniture facilities in Muscatine, Iowa and China. Specific items incurred include severance, accelerated depreciation and production move costs. Of these charges, $8.0 million were included in cost of sales.

Results of Operations

The following table presents certain key highlights from the results of operations for the periods indicated:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	Percent Change
Net sales	$477,667	$501,037	(4.7)%
Cost of sales	303,944	315,326	(3.6)%
Gross profit	173,723	185,711	(6.5)%
Selling and administrative expenses	163,666	165,106	(0.9)%
Restructuring charges	2,123	1,086	95.5%
Operating income	7,934	19,519	(59.4)%
Interest expense, net	975	1,796	(45.7)%
Income before income taxes	6,959	17,723	(60.7)%
Income taxes	2,178	5,881	(63.0)%
Net income	$4,781	$11,842	(59.6)%

Consolidated net sales for the first quarter of 2017 decreased 4.7 percent or $23.4 million compared to the same quarter last year. The change was driven by a decrease in the office furniture segment, partially offset by an increase in sales in the hearth products segment. The office furniture segment sales were down due to the net impact of acquisitions and divestitures and lower project activity levels. The hearth segment saw an increase in the new construction business due to modest growth in single family housing. The retail wood/gas business grew from modest remodel activity. The acquisitions and divestitures of small office furniture companies resulted in a net decrease in sales of $9.3 million compared to the prior year.

Gross profit percentage for the first quarter of 2017 decreased to 36.4 percent compared to 37.1 percent for the same quarter last year.  Gross margin for the quarter declined from prior year levels driven by restructuring and transition costs and lower volume, partially offset by productivity, the impact of divestitures and net price realization.

First quarter 2017 cost of sales included $4.2 million of restructuring costs and $3.8 million of transition costs related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments between office furniture facilities in Muscatine, Iowa and China. Specific items incurred include accelerated depreciation and production move costs. First quarter 2016 cost of sales included $1.8 million of transition costs related to previously announced closures, acquisition integration and structural realignments.

Total selling and administrative expenses as a percentage of net sales increased to 34.3 percent compared to 33.0 percent for the same quarter last year driven by strategic growth investments and lower volume, partially offset by the impact of divestitures, lower incentive based compensation and the impact of stock price changes on deferred compensation.

In the first quarter of 2017, the Corporation recorded $2.1 million in restructuring costs as part of selling and administrative costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. In the first quarter of 2016, the Corporation recorded $1.1 million of restructuring costs as part of selling and administrative costs in connection with previously announced closures and acquisition integration.

Interest expense, net of interest income, decreased 45.7 percent from the same quarter last year due to a lower average interest rate, a result from the payoff of previously outstanding senior notes that matured on April 6, 2016.

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended April 1, 2017 was $2.2 million on pre-tax income of $7.0 million or an effective tax rate of 31.0 percent. For the three months ended April 2, 2016, the Corporation's income tax provision was $5.9 million on pre-tax income of $17.7 million or an effective tax rate of 33.2 percent. Refer to "Note 10. Income Taxes" for further information.

Net income attributable to the Corporation was $4.8 million or $0.11 per diluted share in the first quarter of 2017 compared to $11.8 million or $0.26 per diluted share in the first quarter of 2016.

Office Furniture

First quarter 2017 net sales for the office furniture segment decreased 7.1 percent or $27.4 million to $360.0 million from $387.3 million for the same quarter last year. Sales for the quarter decreased in our supplies, North American contract and international businesses. The decrease was caused by the net impact of acquisitions and divestitures and lower project activity levels. The acquisitions and divestitures of small office furniture companies resulted in a net decrease in sales of $9.3 million compared to the prior year quarter. First quarter 2017 operating profit decreased 69.7 percent or $14.9 million to $6.4 million from $21.3 million in the prior year quarter as a result of restructuring and transition costs, lower volume, and strategic growth investments, partially offset by productivity, the impact of divestitures and lower incentive based compensation.

In the first quarter of 2017, the office furniture segment recorded $3.3 million of restructuring costs and $3.0 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments between office furniture facilities in Muscatine, Iowa and China. Specific items incurred include severance, accelerated depreciation and production move costs. Of these charges, $5.6 million were included in cost of sales. In the first quarter of 2016, the office furniture segment recorded $0.2 million of restructuring charges and $1.5 million of transition costs associated with structural realignments. Of these charges, $1.5 million were included in cost of sales.

Hearth Products

First quarter 2017 net sales for the hearth products segment increased 3.5 percent or $4.0 million to $117.7 million from $113.7 million for the same quarter last year. The hearth segment saw an increase in the new construction business due to modest growth in single family housing. The retail wood/gas business grew from modest remodel activity. Operating profit decreased 6.0 percent or $0.8 million to $11.8 million compared to $12.6 million in the prior year quarter due to restructuring and transition costs, partially offset by higher volume and favorable operational performance.

In the first quarter of 2017, the hearth segment recorded $3.0 million of restructuring costs and $0.8 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation and production move costs. Of these charges, $2.4 million were included in cost of sales. In the first quarter of 2016, the hearth segment recorded $0.9 million of restructuring costs and $0.3 million of transition costs associated with the closure of the Paris, Kentucky hearth manufacturing facility. Of these charges, $0.3 million were included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $32.0 million of cash in the first three months of 2017 compared to $20.2 million used in the first three months of 2016.  The increased use of cash compared to the prior year was primarily due to plant consolidations and operational transformation. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2017 were $32.8 million compared to $27.5 million in the same period of fiscal 2016 and were primarily for tooling and equipment for new products, continuous improvements in manufacturing processes, building reconfiguration and the on-going implementation of an integrated information system to support business process transformation.  For the full year 2017, capital expenditures are expected to be approximately $100 to $110 million.

Cash Flow – Financing Activities
The Corporation’s revolving credit facility under the current credit agreement was entered into January 6, 2016 and matures January 6, 2021. As of April 1, 2017, there was $290 million outstanding under the $400 million revolving credit facility of which $175 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $115 million in the next twelve months, it was classified as current. See "Note 11 Fair Value Measurements" in the Notes to Consolidated Financial Statements for further information.

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of April 1, 2017, the fair value of the Corporation's interest rate swap was an asset of $2.7 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The interest rate swap is reported net of tax in the amount of $1.7 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The Board declared a regular quarterly cash dividend of $0.275 per share on the Corporation's common stock on February 15, 2017. The dividend was paid on March 6, 2017 to shareholders of record on February 27, 2017.

During the three months ended April 1, 2017, the Corporation repurchased 234,375 shares of common stock at a cost of $11.7 million, or an average price of $49.81 per share.  As of April 1, 2017, $125.2 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first three months of fiscal 2017.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has recently issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation has completed a preliminary review of the impact of the new standard and expects changes in the way the Corporation recognizes certain marketing programs and pricing incentives, which are anticipated to be not material to the results of operations. We are also reviewing our accounting policies and disclosures to determine changes needed to comply with this new standard, as well as identifying changes to our business processes, systems, and controls needed to support adoption of this ASU. The Corporation expects to adopt the standard in fiscal 2018 using the modified-retrospective approach.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The new standard becomes effective for the Corporation in fiscal 2018. The Corporation anticipates the standard will have an immaterial effect on consolidated statements of cash flows.

Looking Ahead

Management remains optimistic about the long term prospects in the office furniture and hearth products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

Forward-Looking Statements

Statements in this report that are not strictly historical, including but not limited to statements as to future plans, outlook, objectives and financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock and (g) closing, consolidation and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility; changing legal, regulatory, environmental and healthcare conditions; currency fluctuations; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 1, 2017, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Under the supervision and with the participation of the chief executive officer and chief financial officer of the Corporation, management of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of April 1, 2017, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter ended April 1, 2017:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/01/17 – 01/28/17	93,375	$54.09	93,375	$131,845,088
01/29/17 – 02/25/17	57,000	$48.42	57,000	$129,085,255
02/26/17 – 04/01/17	84,000	$46.00	84,000	$125,221,122
Total	234,375		234,375
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

•
No repurchase plans expired or were terminated during the first quarter of fiscal 2017, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 2, 2017	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed January 20, 2017)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements