Form 10-Q
period 2017-07-01
HNI CORP
filed 2017-08-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 1-14225

HNI Corporation
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0617510 (I.R.S. Employer Identification Number)

600 East Second Street, P. O. Box 1109 Muscatine, Iowa 52761-0071 (Address of principal executive offices)	52761-0071 (Zip Code)

Registrant's telephone number, including area code: (563) 272-7400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Shares, $1 Par Value	Outstanding as of July 1, 2017 44,055,733

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)
	July 1, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$27,148	$36,312
Short-term investments	2,253	2,252
Receivables	227,212	229,436
Inventories	167,205	118,438
Prepaid expenses and other current assets	43,424	46,603
Total Current Assets	467,242	433,041

Property, Plant, and Equipment:
Land and land improvements	29,094	27,403
Buildings	305,821	283,930
Machinery and equipment	543,524	528,099
Construction in progress	60,671	51,343
	939,110	890,775
Less accumulated depreciation	551,169	534,330

Net Property, Plant, and Equipment	387,941	356,445

Goodwill	290,660	290,699

Deferred Income Taxes	1,095	719

Other Assets	254,221	249,330

Total Assets	$1,401,159	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)
	July 1, 2017	December 31, 2016

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$387,853	$425,046
Current maturities of long-term debt	93,323	34,017
Current maturities of other long-term obligations	3,187	4,410
Total Current Liabilities	484,363	463,473

Long-Term Debt	240,000	180,000

Other Long-Term Liabilities	71,177	75,044

Deferred Income Taxes	111,270	110,708

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
July 1, 2017 – 44,056 shares;
December 31, 2016 – 44,079 shares	44,056	44,079

Additional paid-in capital	5,438	—
Retained earnings	449,130	461,524
Accumulated other comprehensive income (loss)	(4,633)	(5,000)
Total HNI Corporation shareholders' equity	493,991	500,603

Non-controlling interest	358	406

Total Equity	494,349	501,009

Total Liabilities and Equity	$1,401,159	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$514,485	$536,538	$992,152	$1,037,575
Cost of sales	329,733	327,618	633,677	642,944
Gross profit	184,752	208,920	358,475	394,631
Selling and administrative expenses	162,684	162,319	326,350	327,425
Restructuring charges	419	572	2,542	1,658
Operating income	21,649	46,029	29,583	65,548
Interest income	325	63	396	141
Interest expense	1,347	1,131	2,393	3,005
Income before income taxes	20,627	44,961	27,586	62,684
Income taxes	6,771	15,934	8,949	21,815
Net income	13,856	29,027	18,637	40,869
Less: Net income (loss) attributable to non-controlling interest	8	(2)	(48)	(3)
Net income attributable to HNI Corporation	$13,848	$29,029	$18,685	$40,872

Average number of common shares outstanding – basic	44,178,287	44,431,198	44,114,164	44,344,778
Net income attributable to HNI Corporation per common share – basic	$0.31	$0.65	$0.42	$0.92
Average number of common shares outstanding – diluted	45,305,547	45,632,284	45,375,451	45,308,306
Net income attributable to HNI Corporation per common share – diluted	$0.31	$0.64	$0.41	$0.90

Foreign currency translation adjustments	$115	$(755)	$459	$(598)
Change in unrealized gains (losses) on marketable securities (net of tax)	19	23	37	73
Change in derivative financial instruments (net of tax)	(394)	(1,030)	(129)	(1,553)
Other comprehensive income (loss) (net of tax)	(260)	(1,762)	367	(2,078)
Comprehensive income	13,596	27,265	19,004	38,791
Less: Comprehensive income (loss) attributable to non-controlling interest	8	(2)	(48)	(3)
Comprehensive income attributable to HNI Corporation	$13,588	$27,267	$19,052	$38,794

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	18,685	—	(48)	18,637
Other comprehensive income (net of tax)	—	—	—	367	—	367
Cash dividends; $0.56 per share	—	—	(24,727)	—	—	(24,727)
Common shares – treasury:
Shares purchased	(522)	(16,954)	(6,352)	—	—	(23,828)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	499	22,392	—	—	—	22,891
Balance, July 1, 2017	$44,056	$5,438	$449,130	$(4,633)	$358	$494,349

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	40,872	—	(3)	40,869
Other comprehensive (loss) (net of tax)	—	—	—	(2,078)	—	(2,078)
Cash dividends; $0.54 per share	—	—	(23,984)	—	—	(23,984)
Common shares – treasury:
Shares purchased	(208)	(8,537)	—	—	—	(8,745)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	505	22,020	—	—	—	22,525
Balance, July 2, 2016	$44,455	$17,890	$450,463	$(7,264)	$342	$505,886

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Net Cash Flows From (To) Operating Activities:
Net income	$18,637	$40,869
Noncash items included in net income:
Depreciation and amortization	36,464	31,631
Other post-retirement and post-employment benefits	796	821
Stock-based compensation	5,803	6,441
Excess tax benefits from stock compensation	—	(485)
Deferred income taxes	126	6,442
(Gain) loss on sale and retirement of long-lived assets and intangibles, net	671	130
Other – net	(2,327)	2,532
Net increase (decrease) in operating assets and liabilities	(85,064)	(50,560)
Increase (decrease) in other liabilities	(2,408)	(5,997)
Net cash flows from (to) operating activities	(27,302)	31,824

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(51,730)	(42,422)
Proceeds from sale of property, plant, and equipment	658	499
Capitalized software	(12,358)	(13,434)
Acquisition spending, net of cash acquired	—	(34,064)
Purchase of investments	(2,040)	(4,875)
Sales or maturities of investments	1,937	4,758
Other – net	1,510	501
Net cash flows from (to) investing activities	(62,023)	(89,037)

Net Cash Flows From (To) Financing Activities:
Proceeds from sales of HNI Corporation common stock	8,313	5,401
Withholding related to net share settlements of equity based awards	(209)	—
Purchase of HNI Corporation common stock	(22,617)	(8,745)
Proceeds from long-term debt	238,890	506,359
Payments of note and long-term debt and other financing	(119,489)	(426,410)
Excess tax benefits from stock compensation	—	485
Dividends paid	(24,727)	(23,984)
Net cash flows from (to) financing activities	80,161	53,106

Net increase (decrease) in cash and cash equivalents	(9,164)	(4,107)
Cash and cash equivalents at beginning of period	36,312	28,548
Cash and cash equivalents at end of period	$27,148	$24,441

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 31, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 2. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the HNI Corporation 2007 Stock-Based Compensation Plan and shares issued under the HNI Corporation 2002 Members' Stock Purchase Plan and the HNI Corporation Members' Stock Purchase Plan adopted in 2017. The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock-based compensation expense	$1,132	$1,101	$5,803	$6,441

The options and units granted by the Corporation had fair values of the following (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Stock options	$7,206	$7,680
Time-based restricted stock units	$—	$712

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of July 1, 2017:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$4,721	1.3
Non-vested restricted stock units	$621	0.9

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 85 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	July 1, 2017	December 31, 2016

Finished products	$107,874	$71,223
Materials and work in process	83,491	71,375
LIFO allowance	(24,160)	(24,160)
	$167,205	$118,438

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the six months ended (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	459	57	—	(505)	11
Tax (expense) or benefit	—	(20)	—	186	166
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	190	190
Balance as of July 1, 2017	$(729)	$(68)	$(5,167)	$1,331	$(4,633)
Amounts in parentheses indicate reductions in equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(598)	112	—	(2,872)	(3,358)
Tax (expense) or benefit	—	(39)	—	1,057	1,018
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	262	262
Balance as of July 2, 2016	$(276)	$71	$(5,506)	$(1,553)	$(7,264)
Amounts in parentheses indicate reductions in equity.

In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of July 1, 2017, the fair value of the Corporation's interest rate swap was an asset of $2.1 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The interest rate swap is reported net of tax as $1.3 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$(108)	$(322)	$(301)	$(415)
	Tax (expense) or benefit	40	119	111	153
	Net of tax	$(68)	$(203)	$(190)	$(262)
Amounts in parentheses indicate reductions to profit.

During the six months ended July 1, 2017, the Corporation repurchased 521,562 shares of its common stock at a cost of approximately $23.8 million. As of July 1, 2017, there was a payable of $1.2 million reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets relating to shares repurchased but not yet settled. During the six months ended July 2, 2016, the Corporation repurchased 208,000 shares of its common stock at a cost of approximately $8.7 million. As of July 1, 2017, $113.1 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

During the six months ended July 1, 2017 and July 2, 2016, the Corporation paid dividends to shareholders of $0.56 and $0.54 per share, respectively.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$13,848	$29,029	$18,685	$40,872
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44,178	44,431	44,114	44,345
Potentially dilutive shares from stock-based compensation plans	1,128	1,201	1,261	963
Denominator for diluted EPS	45,306	45,632	45,375	45,308
Earnings per share – basic	$0.31	$0.65	$0.42	$0.92
Earnings per share – diluted	$0.31	$0.64	$0.41	$0.90

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Common stock equivalents	875,580	444,723	745,738	730,884

The Corporation implemented ASU No. 2016-09 in the first quarter of fiscal 2017, which had an immaterial impact on the number of potentially dilutive shares from stock-based compensation plans for the three months and six months ended July 1, 2017. See "Note 13. Recently Adopted Accounting Standards" for more information regarding the implementation of ASU No. 2016-09.

Note 6.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales - accelerated depreciation	$2,960	$1,423	$7,158	$1,423
Restructuring charges	419	572	2,542	1,658
	$3,379	$1,995	$9,700	$3,081

Restructuring costs in both the quarter and year-to-date periods for 2017 were incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. The costs in both the quarter and year-to-date periods for 2016 were primarily incurred as part of the previously announced closure of the Paris, Kentucky hearth manufacturing facility.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals during the six months ended (in thousands):

	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2016	$2,704	$—	$2,704
Restructuring charges, excluding accelerated depreciation	895	1,647	2,542
Cash payments	(1,699)	(1,048)	(2,747)
Balance as of July 1, 2017	$1,900	$599	$2,499

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 31, 2016
Goodwill	$165,643	$183,199	$348,842
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of December 31, 2016	107,643	183,056	290,699

Foreign currency translation adjustments	(39)	—	(39)

Balance as of July 1, 2017
Goodwill	165,604	183,199	348,803
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of July 1, 2017	$107,604	$183,056	$290,660

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Other Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	July 1, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$18,643	$18,625	$18	$18,645	$18,623	$22
Software	161,438	28,364	133,074	149,587	25,792	123,795
Trademarks and trade names	7,564	1,731	5,833	7,564	1,401	6,163
Customer lists and other	115,578	66,584	48,994	117,789	65,103	52,686
Net definite lived intangible assets	$303,223	$115,304	$187,919	$293,585	$110,919	$182,666

Aggregate amortization expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Amortization expense	$2,975	$2,911	$6,088	$5,340

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2017	2018	2019	2020	2021
Amortization expense	$17.4	$23.0	$21.9	$21.0	$20.3

As events, such as acquisitions, dispositions, or impairments, occur in the future, these amounts may change.

The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Other Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	July 1, 2017	December 31, 2016
Trademarks and trade names	$37,511	$38,054

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

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims that are expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of period	$15,250	$16,227
Accruals for warranties issued during period	11,276	10,159
Adjustments related to pre-existing warranties	32	276
Settlements made during the period	(11,332)	(10,586)
Balance at end of period	$15,226	$16,076

The current and long-term portions of the reserve for estimated settlements are included under "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	July 1, 2017	December 31, 2016
Current - in the next twelve months	$6,823	$6,975
Long-term - beyond one year	8,403	8,275
	$15,226	$15,250

Note 9.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$186	$184	$371	$369
Interest cost	206	211	412	422
Amortization of (gain)/loss	6	15	13	30
Net periodic benefit cost	$398	$410	$796	$821

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended July 1, 2017 was $6.8 million on pre-tax income of $20.6 million, or an effective tax rate of 32.8 percent. For the three months ended July 2, 2016, the Corporation's income tax provision was $15.9 million on pre-tax income of $45.0 million, or an effective tax rate of 35.4 percent. The effective tax rate was lower in the three months ended July 1, 2017 principally due to the enactment of ASU No. 2016-09 related to stock compensation in the first quarter of 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. See "Note 13. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements. The Corporation's tax provision for the six months ended July 1, 2017 includes a tax benefit of $1.0 million related to the adoption of this standard. The provision for income taxes for the six months ended July 1, 2017 reflects an effective tax rate of 32.4 percent compared to 34.8 percent for the same period last year. The drivers of the change in the effective tax rate for the first six months were the same as those for the quarter.

Note 11.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities and derivative instruments.  The marketable securities are comprised of government securities, corporate bonds, and money market funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Assets measured at fair value as of July 1, 2017 were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,588	$—	$6,588	$—
Corporate bonds	$5,840	$—	$5,840	$—
Derivative financial instruments	$2,106	$—	$2,106	$—

Assets measured at fair value as of December 31, 2016 were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government securities	$6,268	$—	$6,268	$—
Corporate bonds	$6,017	$—	$6,017	$—
Derivative financial instruments	$2,309	$—	$2,309	$—

In addition to the methods and assumptions discussed above, the Corporation uses the following methods and assumptions to estimate the fair value of its financial instruments.

Cash and cash equivalents - Level 1
The carrying amount approximated fair value and includes money market funds.

Long-term debt (including current portion) - Level 2
The carrying value of the Corporation's outstanding variable-rate debt obligations as of July 1, 2017 and December 31, 2016 was $332 million and $214 million, respectively, which approximated the fair value.

The Corporation’s revolving credit facility under the current credit agreement was entered into January 6, 2016 and matures January 6, 2021. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion, which is to be amortized over the next twelve months, is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of July 1, 2017, there was $332 million outstanding under the $400 million revolving credit facility of which $240 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $92 million in the next twelve months, it was classified as current.

The revolving credit facility under the credit agreement is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock and certain working capital needs.

The credit agreement contains a number of covenants. Non-compliance with covenants in the credit agreement could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility and/or increase the cost of borrowing.

Certain covenants require maintenance of financial ratios as of the end of any fiscal quarter, including:

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges, and all non-cash items increasing net income.  As of July 1, 2017, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance over the next twelve months.

Note 12.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of $18 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of $5 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation's opinion that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation's financial condition, cash flows, or on the Corporation's quarterly or annual operating results when resolved in a future period.

Note 13.  Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Corporation implemented the new standard in the first quarter of fiscal 2017. The primary impact of implementation was the recognition of excess tax benefits in the Corporation's provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2017. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2017, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in the Corporation's Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Implementation of the new standard resulted in the recognition of excess tax benefits in the Corporation's provision for income taxes of $0.4 million and $1.0 million as a net tax benefit for the three months and six months ended July 1, 2017, respectively. Prior to the adoption of this standard, those amounts would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. See "Note 10. Income Taxes" in the Notes to Condensed Consolidated Financial Statements for further information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard is to simplify the test for goodwill impairment by eliminating the step 2 requirement. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for fiscal 2020, but the Corporation has early adopted the standard in 2017. The Corporation has not been required to test for goodwill impairment through the second quarter of 2017.

Note 14.  Reportable Segment Information

Management views the Corporation as being in two reportable segments based on industries: office furniture and hearth products, with the former being the principal business segment.

The aggregated office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth products segment manufactures and markets a broad line of gas, electric, wood and biomass burning fireplaces, inserts, stoves, facings, and accessories, principally for the home.

For purposes of segment reporting, intercompany sales between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated corporate expenses include the net costs of the Corporation's corporate operations, interest income, and interest expense.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Sales:
Office furniture	$406,444	$428,113	$766,425	$815,452
Hearth products	108,041	108,425	225,727	222,123
Total	$514,485	$536,538	$992,152	$1,037,575

Income Before Income Taxes:
Office furniture	$19,683	$43,367	$26,127	$64,667
Hearth products	12,104	9,954	23,915	22,515
General corporate	(11,160)	(8,360)	(22,456)	(24,498)
Total	$20,627	$44,961	$27,586	$62,684

Depreciation & Amortization Expense:
Office furniture	$12,498	$11,127	$25,383	$21,820
Hearth products	2,706	3,322	6,194	5,978
General corporate	2,421	1,931	4,887	3,833
Total	$17,625	$16,380	$36,464	$31,631

Capital Expenditures (including capitalized software):
Office furniture	$16,345	$13,580	$37,365	$30,048
Hearth products	5,134	4,459	7,212	7,012
General corporate	9,833	10,360	19,511	18,796
Total	$31,312	$28,399	$64,088	$55,856

			As of July 1, 2017	As of December 31, 2016
Identifiable Assets:
Office furniture			$812,771	$749,145
Hearth products			353,768	340,494
General corporate			234,620	240,595
Total			$1,401,159	$1,330,234

Note 15. Acquisitions and Divestitures

On January 29, 2016, the Corporation acquired OFM, an office furniture company, with annual sales of approximately $30 million at a purchase price of $34.1 million, net of cash acquired, in an all cash transaction. The Corporation finalized the allocation of the purchase price during fourth quarter 2016. There were $15 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to ten years with amortization recorded on a straight-line basis based on the projected cash flow associated with the respective intangible assets. There was $14 million of goodwill associated with this acquisition. The goodwill is deductible for income tax purposes.

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. There was no change to Goodwill in the first six months of 2017 as a result of this activity. Goodwill increased approximately $2 million in fiscal 2016 as a result of this activity.

The Corporation completed the sale of Artcobell, a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long-term note receivable, which was included in "Other Assets" in the Corporation's Consolidated Balance Sheets in Form 10-K for the fiscal year ended December 31, 2016, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment. As of July 1, 2017, $0.8 million of the note receivable is current and is included in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

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

Net sales for the second quarter of fiscal 2017 decreased 4.1 percent to $514.5 million when compared to the second quarter of fiscal 2016.  The change was driven by a decrease in the office furniture segment, while sales were flat in the hearth products segment. Office furniture segment sales decreased $22.5 million compared to the prior year quarter due to the net impact of acquisitions and divestitures of small office furniture companies. The hearth products segment saw an increase in the new construction business due to growth in single family housing. The retail wood/gas business declined due to the impacts of dealer distributors moving to the Corporation's more efficient just-in-time delivery model.

Gross profit percentage for the quarter decreased from prior year levels driven by input cost inflation, deeper discounting, product mix, and higher restructuring and transition costs.

Total selling and administrative expenses increased as a percentage of sales due to strategic growth investments and prior year non-repeating adjustments, partially offset by the impact of divestitures, lower incentive based compensation, and the impact of stock price change on deferred compensation.

The Corporation recorded $3.4 million of restructuring costs and $4.3 million of transition costs in the second quarter of 2017 in connection with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $7.3 million was included in cost of sales.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
Net sales	$514,485	$536,538	(4.1)%	$992,152	$1,037,575	(4.4)%
Cost of sales	329,733	327,618	0.6%	633,677	642,944	(1.4)%
Gross profit	184,752	208,920	(11.6)%	358,475	394,631	(9.2)%
Selling and administrative expenses	162,684	162,319	0.2%	326,350	327,425	(0.3)%
Restructuring charges	419	572	(26.7)%	2,542	1,658	53.3%
Operating income	21,649	46,029	(53.0)%	29,583	65,548	(54.9)%
Interest expense, net	1,022	1,068	(4.3)%	1,997	2,864	(30.3)%
Income before income taxes	20,627	44,961	(54.1)%	27,586	62,684	(56.0)%
Income taxes	6,771	15,934	(57.5)%	8,949	21,815	(59.0)%
Net income	$13,856	$29,027	(52.3)%	$18,637	$40,869	(54.4)%

Three Months Ended
Consolidated net sales for the second quarter of 2017 decreased 4.1 percent or $22.0 million compared to the same quarter last year. The change was driven by a decrease in the office furniture segment, while sales were flat in the hearth products segment. Office furniture segment sales decreased $22.5 million compared to the prior year quarter due to the net impact of acquisitions and divestitures of small office furniture companies. The hearth products segment saw an increase in the new construction business due to growth in single family housing. The retail wood/gas business declined due to the impacts of dealer distributors moving to the Corporation's more efficient just-in-time delivery model.

Gross profit percentage for the second quarter of 2017 decreased to 35.9 percent compared to 38.9 percent for the same quarter last year.  Gross margin for the quarter declined from prior year levels driven by input cost inflation, deeper discounting, product mix, and higher restructuring and transition costs.

Second quarter 2017 cost of sales included $3.0 million of restructuring costs and $4.3 million of transition costs related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Second quarter 2016 cost of sales included $1.4 million of restructuring costs and $3.5 million of transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa.

Total selling and administrative expenses as a percentage of net sales increased to 31.6 percent compared to 30.3 percent for the same quarter last year driven by strategic growth investments and prior year non-repeating adjustments, partially offset by the impact of divestitures, lower incentive based compensation, and the impact of stock price change on deferred compensation. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement in the second quarter of 2016.

In the second quarter of 2017, the Corporation recorded $0.4 million in restructuring costs as part of selling and administrative costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. In the second quarter of 2016, the Corporation recorded $0.6 million of restructuring costs as part of selling and administrative costs in connection with the previously announced closure of the Paris, Kentucky hearth manufacturing facility.

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended July 1, 2017 was $6.8 million on pre-tax income of $20.6 million, or an effective tax rate of 32.8 percent. For the three months ended July 2, 2016, the Corporation's income tax provision was $15.9 million on pre-tax income of $45.0 million, or an effective tax rate of 35.4 percent. Refer to "Note 10. Income Taxes" for further information.

Net income attributable to the Corporation was $13.8 million or $0.31 per diluted share in the second quarter of 2017 compared to $29.0 million or $0.64 per diluted share in the second quarter of 2016.

Six Months Ended
For the first six months of 2017, consolidated net sales decreased 4.4 percent or $45.4 million to $992.2 million compared to $1,037.6 million in the same period in 2016. The change was driven by a decrease in the office furniture segment, partially offset by an increase in sales in the hearth products segment. Office furniture segment sales were primarily down due to the net impact of acquisitions and divestitures of small office furniture companies, which was a net decrease in sales of $31.8 million compared to the same period in the prior year, and a decline in the supplies-driven business. The hearth products segment saw an increase in the new construction business due to growth in single family housing. The retail wood/gas business was approximately flat for the first six months of 2017 compared to the same period in 2016.

Gross profit percentage for the first six months of 2017 decreased to 36.1 percent compared to 38.0 percent for the same period last year. The decline in gross margin was driven by input cost inflation, lower volume, operational investments, product mix, deeper discounting, and higher restructuring and transition costs, partially offset by productivity and structural cost reductions.

During the first six months of 2017, the Corporation recorded $7.2 million of restructuring costs and $8.1 million of transition costs in cost of sales related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. During the first six months of 2016, the Corporation recorded $1.4 million of restructuring costs and $5.3 million of transition costs in cost of sales related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa.

For the first six months of 2017, total selling and administrative expenses as a percentage of net sales increased to 32.9 percent compared to 31.6 percent for the same period last year. This increase was driven by strategic growth investments and prior year non-repeating adjustments, partially offset by the impact of divestitures, lower incentive based compensation, and the impact of stock price changes on deferred compensation. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement in the second quarter of 2016.

The Corporation recorded $2.5 million of restructuring costs in the first six months of 2017 as part of selling and administrative expenses due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. In the same period last year, the Corporation recorded $1.7 million of restructuring costs as part of selling and administrative expenses due primarily to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky.

Interest expense, net of interest income, for the first six months of 2017 decreased 30.3 percent, or $0.9 million, from the same period last year due to a lower average interest rate, a result from the payoff of previously outstanding senior notes that matured on April 6, 2016.

The Corporation's income tax provision for the six months ended July 1, 2017 was $8.9 million on pre-tax income of $27.6 million, or an effective tax rate of 32.4 percent. For the six months ended July 2, 2016, the Corporation's income tax provision was $21.8 million on pre-tax income of $62.7 million, or an effective tax rate of 34.8 percent. Refer to "Note 10. Income Taxes" for further information.

Net income attributable to the Corporation was $18.7 million or $0.41 per diluted share for the first six months of 2017 compared to $40.9 million or $0.90 per diluted share for the first six months of 2016.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
Net sales	$406,444	$428,113	(5.1)%	$766,425	$815,452	(6.0)%
Cost of sales	269,507	264,406	1.9%	507,124	516,641	(1.8)%
Gross profit	136,937	163,707	(16.4)%	259,301	298,811	(13.2)%
Selling and administrative expenses	117,084	120,324	(2.7)%	232,327	233,934	(0.7)%
Restructuring charges	170	16	962.5%	847	210	303.3%
Operating profit	$19,683	$43,367	(54.6)%	$26,127	$64,667	(59.6)%

Three Months Ended
Second quarter 2017 net sales for the office furniture segment decreased 5.1 percent or $21.7 million to $406.4 million from $428.1 million for the same quarter last year. Sales decreased $22.5 million compared to the prior year quarter due to the net impact of acquisitions and divestitures of small office furniture companies. Sales for the quarter increased in the Corporation's North American contract and international businesses but were mostly offset by a decrease in the Corporation's supplies-driven business.

Second quarter 2017 operating profit decreased 54.6 percent or $23.7 million to $19.7 million from $43.4 million in the prior year quarter as a result of input cost inflation, deeper discounting, strategic growth investments, product mix, and higher restructuring and transition costs, partially offset by the impact of divestitures and lower incentive based compensation.

In the second quarter of 2017, the office furniture segment recorded $2.4 million of restructuring costs and $3.3 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $5.6 million was included in cost of sales. In the second quarter of 2016, the office furniture segment recorded $2.5 million of transition costs primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa, all of which was included in cost of sales.

Six Months Ended
Net sales for the first six months of 2017 for the office furniture segment decreased 6.0 percent or $49.0 million to $766.4 million compared to $815.5 million for the same period in 2016. Sales were primarily down due to the net impact of acquisitions and divestitures of small office furniture companies, which was a net decrease in sales of $31.8 million compared to the same period in the prior year, and a decline in the supplies-driven business.

Operating profit for the first six months of 2017 decreased 59.6 percent or $38.5 million to $26.1 million compared to $64.7 million for the same period in 2016. The year-to-date decrease in operating profit was driven by the same drivers experienced in the current quarter.

During the first six months of 2017, the office furniture segment recorded $5.8 million of restructuring costs and $6.3 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $11.2 million was included in cost of sales. During the first six months of 2016, the office furniture segment recorded $0.2 million of restructuring costs and $4.0 million of transition costs primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. Of these charges, $4.0 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
Net sales	$108,041	$108,425	(0.4)%	$225,727	$222,123	1.6%
Cost of sales	60,226	63,212	(4.7)%	126,553	126,303	0.2%
Gross profit	47,815	45,213	5.8%	99,174	95,820	3.5%
Selling and administrative expenses	35,462	34,703	2.2%	73,564	71,857	2.4%
Restructuring charges	249	556	(55.2)%	1,695	1,448	17.1%
Operating profit	$12,104	$9,954	21.6%	$23,915	$22,515	6.2%

Three Months Ended
Second quarter 2017 net sales for the hearth products segment decreased 0.4 percent or $0.4 million to $108.0 million from $108.4 million for the same quarter last year. The hearth products segment saw an increase in the new construction business due to growth in single family housing. The retail wood/gas business declined due to the impacts of dealer distributors moving to the Corporation's more efficient just-in-time delivery model.

Second quarter 2017 operating profit increased 21.6 percent or $2.1 million to $12.1 million from $10.0 million in the prior year quarter as a result of structural cost reductions, favorable operational performance, and lower restructuring and transition costs.

In the second quarter of 2017, the hearth products segment recorded $0.9 million of restructuring costs and $1.0 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $1.7 million was included in cost of sales. In the second quarter of 2016, the hearth products segment recorded $2.0 million of restructuring costs and $1.0 million of transition costs associated with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. Of these charges, $2.4 million was included in cost of sales.

Six Months Ended
Net sales for the first six months of 2017 for the hearth products segment increased 1.6 percent or $3.6 million to $225.7 million compared to $222.1 million for the same period in 2016. The change was driven by an increase in the new construction business due to growth in single family housing. The retail wood/gas business was approximately flat for the first six months of 2017 compared to the same period in 2016.

Operating profit for the first six months of 2017 increased 6.2 percent or $1.4 million to $23.9 million compared to $22.5 million for the same period in 2016. The year-to-date increase in operating profit was driven by structural cost reductions and favorable operational performance, partially offset by higher restructuring and transition costs.

During the first six months of 2017, the hearth products segment recorded $3.9 million of restructuring costs and $1.8 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $4.0 million was included in cost of sales. During the first six months of 2016, the hearth products segment recorded $2.9 million of restructuring costs and $1.3 million of transition costs associated with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. Of these charges, $2.7 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $27.3 million of cash in the first six months of 2017 compared to being a source of $31.8 million of cash in the first six months of 2016.  The increased use of cash compared to the prior year was primarily due to the impact of plant consolidations and operational transformations on net income in addition to changes in working capital timing, primarily driven by lower incentive compensation accruals and investments in inventory. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2017 were $64.1 million compared to $55.9 million in the same period of fiscal 2016 and were primarily for tooling and equipment for new products, continuous improvements in manufacturing processes, building reconfiguration, and the on-going implementation of an integrated information system to support business process transformation.  For the full year 2017, capital expenditures are expected to be approximately $100 to $110 million.

Cash Flow – Financing Activities
Long-Term Debt
The Corporation’s revolving credit facility under the current credit agreement was entered into January 6, 2016 and matures January 6, 2021. As of July 1, 2017, there was $332 million outstanding under the $400 million revolving credit facility of which $240 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $92 million in the next twelve months, it was classified as current. See "Note 11. Fair Value Measurements of Financial Instruments" in the Notes to Condensed Consolidated Financial Statements for further information.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of July 1, 2017, the fair value of the Corporation's interest rate swap was an asset of $2.1 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The interest rate swap is reported net of tax in the amount of $1.3 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

Dividend
On May 9, 2017, the Board approved a 3.6 percent increase in the common stock quarterly dividend from $0.275 per share to $0.285 per share. The dividend was paid on June 1, 2017 to shareholders of record on May 19, 2017.

Stock Repurchase
During the six months ended July 1, 2017, the Corporation repurchased 521,562 shares of common stock at a cost of $23.8 million, or an average price of $45.68 per share.  As of July 1, 2017, $113.1 million of the Board's current repurchase authorization remained unspent.

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first six months of fiscal 2017.

Commitments and Contingencies

See "Note 12. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has recently issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation has completed a preliminary review of the impact of the new standard and expects changes in the way the Corporation recognizes certain marketing programs and pricing incentives, which are anticipated to not be material to the results of operations. The Corporation is also reviewing accounting policies and disclosures to determine changes needed to comply with this new standard, as well as identifying changes to the Corporation's business processes, systems, and controls needed to support adoption of this ASU. The Corporation expects to adopt the standard in fiscal 2018 using the modified-retrospective approach.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard becomes effective for the Corporation in fiscal 2018. The Corporation anticipates the standard will have an immaterial effect on consolidated statements of cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires an entity with defined benefit and postretirement benefit plans to present the service cost component of the net periodic benefit cost in the same income statement line item or items as other compensation costs arising from services rendered by employees during the period. All other components of net periodic benefit cost will be presented outside of operating income, if a subtotal is presented. The new standard is to be applied retrospectively to each period presented and becomes effective for the Corporation in fiscal 2018. The Corporation anticipates the standard will have an immaterial effect on consolidated statements of comprehensive income.

Looking Ahead

Management remains optimistic about the long-term prospects in the office furniture and hearth products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

Forward-Looking Statements

Statements in this report that are not strictly historical, including but not limited to statements as to future plans, outlook, objectives, and financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation:  the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock, and (g) closing, consolidation, and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at the Corporation's key facilities or in the supply of any key raw materials, components, or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility; changing legal, regulatory, environmental, and healthcare conditions; currency fluctuations; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 1, 2017, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the chief executive officer and chief financial officer of the Corporation, management of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of July 1, 2017, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/02/17 – 04/29/17	56,900	$46.24	56,900	$122,589,973
04/30/17 – 05/27/17	60,000	$44.21	60,000	$119,937,466
05/28/17 – 07/01/17	170,287	$40.34	170,287	$113,068,268
Total	287,187		287,187
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

•
No repurchase plans expired or were terminated during the second quarter of fiscal 2017, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 1, 2017	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference from Exhibit 4.3 to the Corporation’s Form S-8 filed May 9, 2017)
(10.2)	2017 Equity Plan for Non-Employee Directors of HNI Corporation (incorporated by reference from Exhibit 4.4 to the Corporation’s Form S-8 filed on May 9, 2017)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements