Form 10-Q
period 2017-09-30
HNI CORP
filed 2017-10-31
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14225

HNI Corporation
Iowa (State of Incorporation)	42-0617510 (I.R.S. Employer No.)

600 East Second Street P. O. Box 1109 Muscatine, Iowa 52761-0071 (563) 272-7400

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Shares, $1 Par Value	Outstanding as of September 30, 2017 43,427,166

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Index

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2017 and December 31, 2016	3

Condensed Consolidated Statements of Comprehensive Income - Three Months and Nine Months Ended September 30, 2017 and October 1, 2016	5

Consolidated Statements of Equity - September 30, 2017 and October 1, 2016	6

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and October 1, 2016	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities - None	-

Item 4. Mine Safety Disclosures - Not Applicable	-

Item 5. Other Information - None	-

Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$22,416	$36,312
Short-term investments	1,692	2,252
Receivables	266,087	229,436
Inventories	154,085	118,438
Prepaid expenses and other current assets	43,863	46,603
Total Current Assets	488,143	433,041

Property, Plant, and Equipment:
Land and land improvements	29,581	27,403
Buildings	319,568	283,930
Machinery and equipment	546,128	528,099
Construction in progress	46,488	51,343
	941,765	890,775
Less accumulated depreciation	548,791	534,330
Net Property, Plant, and Equipment	392,974	356,445

Goodwill and Other Intangible Assets	513,976	511,419

Deferred Income Taxes	210	719

Other Assets	30,113	28,610

Total Assets	$1,425,416	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)
	September 30, 2017	December 31, 2016
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$430,617	$425,046
Current maturities of long-term debt	17,270	34,017
Current maturities of other long-term obligations	3,018	4,410
Total Current Liabilities	450,905	463,473

Long-Term Debt	295,000	180,000

Other Long-Term Liabilities	65,236	75,044

Deferred Income Taxes	118,394	110,708

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
September 30, 2017 – 43,427 shares;
December 31, 2016 – 44,079 shares	43,427	44,079

Additional paid-in capital	6,214	—
Retained earnings	450,089	461,524
Accumulated other comprehensive income (loss)	(4,267)	(5,000)
Total HNI Corporation shareholders' equity	495,463	500,603

Non-controlling interest	418	406

Total Equity	495,881	501,009

Total Liabilities and Equity	$1,425,416	$1,330,234

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net sales	$599,455	$584,629	$1,591,607	$1,622,204
Cost of sales	378,211	363,075	1,011,888	1,006,019
Gross profit	221,244	221,554	579,719	616,185
Selling and administrative expenses	169,547	169,495	495,897	496,920
Gain on sale and license of assets	(6,805)	—	(6,805)	—
Restructuring charges	783	399	3,325	2,057
Operating income	57,719	51,660	87,302	117,208
Interest income	71	80	467	221
Interest expense	1,835	1,091	4,228	4,096
Income before income taxes	55,955	50,649	83,541	113,333
Income taxes	18,624	16,837	27,573	38,652
Net income	37,331	33,812	55,968	74,681
Less: Net income (loss) attributable to non-controlling interest	60	(1)	12	(4)
Net income attributable to HNI Corporation	$37,271	$33,813	$55,956	$74,685

Average number of common shares outstanding – basic	43,682,805	44,547,375	43,970,377	44,412,310
Net income attributable to HNI Corporation per common share – basic	$0.85	$0.76	$1.27	$1.68
Average number of common shares outstanding – diluted	44,479,117	45,844,566	45,078,719	45,488,067
Net income attributable to HNI Corporation per common share – diluted	$0.84	$0.74	$1.24	$1.64

Foreign currency translation adjustments	$320	$(80)	$779	$(678)
Change in unrealized gains (losses) on marketable securities (net of tax)	7	(62)	44	11
Change in derivative financial instruments (net of tax)	38	422	(90)	(1,131)
Other comprehensive income (loss) (net of tax)	365	280	733	(1,798)
Comprehensive income	37,696	34,092	56,701	72,883
Less: Comprehensive income (loss) attributable to non-controlling interest	60	(1)	12	(4)
Comprehensive income attributable to HNI Corporation	$37,636	$34,093	$56,689	$72,887

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	55,956	—	12	55,968
Other comprehensive income (net of tax)	—	—	—	733	—	733
Cash dividends; $0.845 per share	—	—	(37,175)	—	—	(37,175)
Common shares – treasury:
Shares purchased	(1,301)	(21,333)	(30,216)	—	—	(52,850)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	649	27,547	—	—	—	28,196
Balance, September 30, 2017	$43,427	$6,214	$450,089	$(4,267)	$418	$495,881

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	74,685	—	(4)	74,681
Other comprehensive (loss) (net of tax)	—	—	—	(1,798)	—	(1,798)
Cash dividends; $0.815 per share	—	—	(36,260)	—	—	(36,260)
Common shares – treasury:
Shares purchased	(608)	(29,798)	—	—	—	(30,406)
Shares issued under Members’ Stock Purchase Plan and stock awards (net of tax)	987	39,838	—	—	—	40,825
Balance, October 1, 2016	$44,537	$14,447	$472,000	$(6,984)	$341	$524,341

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net Cash Flows From (To) Operating Activities:
Net income	$55,968	$74,681
Non-cash items included in net income:
Depreciation and amortization	54,524	48,908
Other post-retirement and post-employment benefits	1,194	1,232
Stock-based compensation	6,759	7,400
Excess tax benefits from stock compensation	—	(1,797)
Deferred income taxes	8,128	14,371
(Gain) loss on sale, retirement, and license of long-lived assets and intangibles, net	(5,085)	841
Other – net	(1,649)	980
Net increase (decrease) in operating assets and liabilities	(53,096)	(26,582)
Increase (decrease) in other liabilities	(9,399)	(6,327)
Net cash flows from (to) operating activities	57,344	113,707

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(87,142)	(62,796)
Proceeds from sale and license of property, plant, equipment, and intangibles	8,646	987
Capitalized software	(16,749)	(19,703)
Acquisition spending, net of cash acquired	(898)	(33,567)
Purchase of investments	(2,874)	(8,724)
Sales or maturities of investments	2,678	8,581
Other – net	1,511	500
Net cash flows from (to) investing activities	(94,828)	(114,722)

Net Cash Flows From (To) Financing Activities:
Payments of note and long-term debt and other financing	(185,390)	(499,486)
Proceeds from long-term debt	287,188	543,286
Dividends paid	(37,175)	(36,260)
Purchase of HNI Corporation common stock	(52,850)	(30,406)
Proceeds from sales of HNI Corporation common stock	12,024	20,871
Withholding related to net share settlements of equity based awards	(209)	—
Excess tax benefits from stock compensation	—	1,797
Net cash flows from (to) financing activities	23,588	(198)

Net increase (decrease) in cash and cash equivalents	(13,896)	(1,213)
Cash and cash equivalents at beginning of period	36,312	28,548
Cash and cash equivalents at end of period	$22,416	$27,335

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 31, 2016 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results expected for the fiscal year ending December 30, 2017.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Certain reclassifications have been made within the financial statements to conform to the current year presentation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock-based compensation expense	$956	$959	$6,759	$7,400

The options and units granted by the Corporation had fair values as follows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Stock options	$7,206	$7,720
Time-based restricted stock units	$—	$712

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of September 30, 2017:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$4,103	1.2
Non-vested restricted stock units	$474	0.8

Note 3.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 83 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	September 30, 2017	December 31, 2016

Finished products	$96,275	$71,223
Materials and work in process	81,970	71,375
LIFO allowance	(24,160)	(24,160)
	$154,085	$118,438

Note 4.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the nine months ended (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	779	68	—	(471)	376
Tax (expense) or benefit	—	(24)	—	174	150
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	207	207
Balance as of September 30, 2017	$(409)	$(61)	$(5,167)	$1,370	$(4,267)
Amounts in parentheses indicate reductions in equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(678)	17	—	(2,506)	(3,167)
Tax (expense) or benefit	—	(6)	—	922	916
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax	—	—	—	453	453
Balance as of October 1, 2016	$(356)	$9	$(5,506)	$(1,131)	$(6,984)
Amounts in parentheses indicate reductions in equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of September 30, 2017, the fair value of the Corporation's interest rate swap was an asset of $2.2 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. As of September 30, 2017 the fair value of the interest rate swap is reported net of tax as $1.4 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$(27)	$(302)	$(328)	$(717)
	Tax (expense) or benefit	10	111	121	264
	Net of tax	$(17)	$(191)	$(207)	$(453)
Amounts in parentheses indicate reductions to profit.

Stock Repurchase
During the nine months ended September 30, 2017, the Corporation repurchased 1,300,936 shares of its common stock at a cost of approximately $52.9 million. During the nine months ended October 1, 2016, the Corporation repurchased 608,500 shares of its common stock at a cost of approximately $30.4 million. As of September 30, 2017, $84.0 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Dividend
During the nine months ended September 30, 2017 and October 1, 2016, the Corporation paid dividends to shareholders of $0.845 and $0.815 per share, respectively.

Note 5.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$37,271	$33,813	$55,956	$74,685
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,683	44,547	43,970	44,412
Potentially dilutive shares from stock-based compensation plans	796	1,298	1,109	1,076
Denominator for diluted EPS	44,479	45,845	45,079	45,488
Earnings per share – basic	$0.85	$0.76	$1.27	$1.68
Earnings per share – diluted	$0.84	$0.74	$1.24	$1.64

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,111,336	352,380	788,193	437,684

The Corporation implemented ASU No. 2016-09 in the first quarter of fiscal 2017, which had an immaterial impact on the number of potentially dilutive shares from stock-based compensation plans for the three months and nine months ended September 30, 2017. See "Note 14. Recently Adopted Accounting Standards" for more information regarding the implementation of ASU No. 2016-09.

Note 6.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of sales - accelerated depreciation	$1,552	$731	$8,711	$2,154
Restructuring charges	783	399	3,325	2,057
	$2,335	$1,130	$12,036	$4,211

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

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals during the nine months ended (in thousands):

	Severance	Facility Exit Costs & Other	Total
Balance as of December 31, 2016	$2,704	$—	$2,704
Restructuring charges, excluding accelerated depreciation	841	2,484	3,325
Cash payments	(2,711)	(1,349)	(4,060)
Balance as of September 30, 2017	$834	$1,135	$1,969

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$290,657	$290,699
Definite-lived intangible assets	185,814	182,666
Indefinite-lived intangible assets	37,505	38,054
	$513,976	$511,419

The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 31, 2016
Goodwill	$165,643	$183,199	$348,842
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of December 31, 2016	107,643	183,056	290,699

Foreign currency translation adjustments	(42)	—	(42)

Balance as of September 30, 2017
Goodwill	165,601	183,199	348,800
Accumulated impairment losses	(58,000)	(143)	(58,143)
Net goodwill balance as of September 30, 2017	$107,601	$183,056	$290,657

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$24	$16	$18,645	$18,623	$22
Software	163,741	31,022	132,719	149,587	25,792	123,795
Trademarks and trade names	7,564	1,896	5,668	7,564	1,401	6,163
Customer lists and other	111,503	64,092	47,411	117,789	65,103	52,686
Net definite lived intangible assets	$282,848	$97,034	$185,814	$293,585	$110,919	$182,666

Aggregate amortization expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amortization expense	$4,404	$3,235	$10,492	$8,575

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2017	2018	2019	2020	2021
Amortization expense	$16.4	$23.2	$22.1	$21.2	$20.5

As events, such as acquisitions, dispositions, or impairments, occur in the future, these amounts may change.

The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2017	December 31, 2016
Trademarks and trade names	$37,505	$38,054

In the third quarter of 2017, the Corporation recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset, which is reflected in "Gain on sale and license of assets" in the Condensed Consolidated Statements of Comprehensive Income.

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

Note 8.  Product Warranties

The Corporation issues certain warranty policies on its office furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design or workmanship. Reserves have been established for the anticipated future costs associated with the Corporation's warranty programs.

A warranty reserve is determined by recording a specific reserve for known warranty issues and an additional reserve for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Activity associated with warranty obligations was as follows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance at beginning of period	$15,250	$16,227
Accruals for warranties issued during period	15,197	14,762
Adjustments related to pre-existing warranties	(298)	359
Settlements made during the period	(15,424)	(15,379)
Balance at end of period	$14,725	$15,969

The current and long-term portions of the reserve for estimated settlements are included under "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	September 30, 2017	December 31, 2016
Current - in the next twelve months	$8,958	$6,975
Long-term - beyond one year	5,767	8,275
	$14,725	$15,250

Note 9.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$185	$184	$556	$552
Interest cost	206	212	619	634
Amortization of (gain)/loss	6	16	19	46
Net periodic benefit cost	$397	$412	$1,194	$1,232

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Income before income taxes	$55,955	$50,649	$83,541	$113,333
Income taxes	$18,624	$16,837	$27,573	$38,652
Effective tax rate	33.3%	33.2%	33.0%	34.1%

The effective tax rate was minimally higher in the three months ended September 30, 2017. The decrease in the effective tax rate for the first nine months was principally due to the impact of adopting ASU No. 2016-09 related to stock compensation in the first quarter of 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. See "Note 14. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements. The Corporation's tax provision for the nine months ended September 30, 2017 includes a tax benefit of $1.0 million related to the impact of this standard.

Note 11.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, variable-rate debt obligations, and deferred stock-based compensation.  The marketable securities are comprised of money market funds, government securities, and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 30, 2017
Cash and cash equivalents (including money market funds) (1)	$22,416	$22,416	$—	$—
Government securities (2)	$6,101	$—	$6,101	$—
Corporate bonds (2)	$6,419	$—	$6,419	$—
Derivative financial instruments (3)	$2,166	$—	$2,166	$—
Variable-rate debt obligations (4)	$306,800	$—	$306,800	$—
Deferred stock-based compensation (5)	$9,476	$—	$9,476	$—

Balance as of December 31, 2016
Cash and cash equivalents (including money market funds) (1)	$36,312	$36,312	$—	$—
Government securities (2)	$6,268	$—	$6,268	$—
Corporate bonds (2)	$6,017	$—	$6,017	$—
Derivative financial instruments (3)	$2,309	$—	$2,309	$—
Variable-rate debt obligations (4)	$214,000	$—	$214,000	$—
Deferred stock-based compensation (5)	$12,203	$—	$12,203	$—

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1)     "Cash and cash equivalents"
(2)     Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3)     Current portion - "Prepaid expenses and other current assets"; Long-term portion - "Other Assets"
(4)     Current portion - "Current maturities of long-term debt"; Long-term portion - "Long-Term Debt"
(5)     Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 12.  Long-Term Debt

Long-term debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
Note payable to bank, revolving credit facility with interest at a variable rate (September 30, 2017 - 2.5%; December 31, 2016 - 1.8%)	$306,800	$214,000
Other notes and amounts	5,470	17
Total debt	312,270	214,017
Less: Current maturities of long-term debt	17,270	34,017
Long-term debt	$295,000	$180,000

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

As of September 30, 2017, there was $307 million outstanding under the $400 million revolving credit facility of which $295 million was classified as long-term as the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $12 million in the next twelve months, it was classified as current.

The revolving credit facility under the credit agreement is the primary source of committed funding from which the Corporation finances its planned capital expenditures and strategic initiatives, such as acquisitions, repurchases of common stock, and certain working capital needs.

The credit agreement contains a number of covenants. Non-compliance with covenants in the credit agreement could prevent the Corporation from being able to access further borrowings under the revolving credit facility, require immediate repayment of all amounts outstanding with respect to the revolving credit facility, and/or increase the cost of borrowing.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges, and all non-cash items increasing net income.  As of September 30, 2017, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance over the next twelve months.

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of $19 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of $5 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 14.  Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Corporation implemented the new standard in the first quarter of fiscal 2017. The primary impact of implementation was the recognition of excess tax benefits in the Corporation's provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2017. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2017, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in the Corporation's Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. The ongoing impact of the new standard resulted in the recognition of excess tax benefits in the Corporation's provision for income taxes of $0.0 million and $1.0 million as a net tax benefit for the three months and nine months ended September 30, 2017, respectively. Prior to the adoption of this standard, those amounts would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. See "Note 10. Income Taxes" in the Notes to Condensed Consolidated Financial Statements for further information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard is to simplify the test for goodwill impairment by eliminating the step 2 requirement. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for fiscal 2020, but the Corporation has early adopted the standard in 2017. The Corporation has not been required to test for goodwill impairment through the third quarter of 2017.

Note 15.  Reportable Segment Information

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Sales:
Office furniture	$465,312	$454,946	$1,231,737	$1,270,398
Hearth products	134,143	129,683	359,870	351,806
Total	$599,455	$584,629	$1,591,607	$1,622,204

Income Before Income Taxes:
Office furniture	$39,729	$44,729	$65,856	$109,396
Hearth products	28,737	19,108	52,651	41,623
General corporate	(12,511)	(13,188)	(34,966)	(37,686)
Total	$55,955	$50,649	$83,541	$113,333

Depreciation and Amortization Expense:
Office furniture	$12,132	$10,889	$37,515	$32,709
Hearth products	1,973	3,034	8,167	9,012
General corporate	3,955	3,354	8,842	7,187
Total	$18,060	$17,277	$54,524	$48,908

Capital Expenditures (including capitalized software):
Office furniture	$27,102	$13,875	$64,467	$43,923
Hearth products	5,606	1,957	12,818	8,969
General corporate	7,095	10,811	26,606	29,607
Total	$39,803	$26,643	$103,891	$82,499

			As of September 30, 2017	As of December 31, 2016
Identifiable Assets:
Office furniture			$838,094	$749,145
Hearth products			361,241	340,494
General corporate			226,081	240,595
Total			$1,425,416	$1,330,234

Note 16. Acquisitions and Divestitures

OFM
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

Office Furniture Dealerships
As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. There was no change to Goodwill in the first nine months of 2017 as a result of this activity. Goodwill increased approximately $2 million in fiscal 2016 as a result of this activity.

Artcobell
The Corporation completed the sale of Artcobell, a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long-term note receivable, which was included in "Other Assets" in the Corporation's Consolidated Balance Sheets in Form 10-K for the fiscal year ended December 31, 2016, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment. As of September 30, 2017, $0.8 million of the note receivable is current and is included in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

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

Net sales for the third quarter of fiscal 2017 increased 2.5 percent to $599.5 million when compared to the third quarter of fiscal 2016.  The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the North American contract, supplies-driven, and international businesses, but were partially offset by a decrease of $42.5 million from the net impact of acquisitions and divestitures of small office furniture companies. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Gross profit percentage for the quarter decreased from prior year levels driven by unfavorable product and business mix, input cost inflation, and higher restructuring and transition costs, partially offset by higher volume and the impact of divestitures.

Total selling and administrative expenses decreased as a percentage of sales due to lower incentive based compensation and the impact of divestitures, partially offset by strategic investments.

The Corporation recorded $2.3 million of restructuring costs and $3.6 million of transition costs in the third quarter of 2017 in connection with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $5.1 million was included in cost of sales. The Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	Percent Change	September 30, 2017	October 1, 2016	Percent Change
Net sales	$599,455	$584,629	2.5%	$1,591,607	$1,622,204	(1.9)%
Cost of sales	378,211	363,075	4.2%	1,011,888	1,006,019	0.6%
Gross profit	221,244	221,554	(0.1)%	579,719	616,185	(5.9)%
Selling and administrative expenses	169,547	169,495	—%	495,897	496,920	(0.2)%
Gain on sale and license of assets	(6,805)	—	(100.0)%	(6,805)	—	(100.0)%
Restructuring charges	783	399	96.2%	3,325	2,057	61.6%
Operating income	57,719	51,660	11.7%	87,302	117,208	(25.5)%
Interest expense, net	1,764	1,011	74.5%	3,761	3,875	(2.9)%
Income before income taxes	55,955	50,649	10.5%	83,541	113,333	(26.3)%
Income taxes	18,624	16,837	10.6%	27,573	38,652	(28.7)%
Net income	$37,331	$33,812	10.4%	$55,968	$74,681	(25.1)%

Three Months Ended
Consolidated net sales for the third quarter of 2017 increased 2.5 percent or $14.8 million compared to the same quarter last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the North American contract, supplies-driven, and international businesses, but were partially offset by a decrease of $42.5 million from the net impact of acquisitions and divestitures of small office furniture companies. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Gross profit percentage for the third quarter of 2017 decreased to 36.9 percent compared to 37.9 percent for the same quarter last year.  Gross margin for the quarter declined from prior year levels driven by unfavorable product and business mix, input cost inflation, and higher restructuring and transition costs, partially offset by higher volume and the impact of divestitures.

Third quarter 2017 cost of sales included $1.6 million of restructuring costs and $3.6 million of transition costs related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Third quarter 2016 cost of sales included $0.7 million of restructuring costs and $1.6 million of transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa.

Total selling and administrative expenses as a percentage of net sales decreased to 28.3 percent compared to 29.0 percent for the same quarter last year driven by lower incentive based compensation and the impact of divestitures, partially offset by strategic investments.

In the third quarter of 2017, the Corporation recorded $0.8 million in restructuring costs as part of selling and administrative costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. The Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017. In the third quarter of 2016, the Corporation recorded $0.4 million of restructuring costs as part of selling and administrative costs in connection with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. The Corporation also recorded $1.6 million of accelerated depreciation in conjunction with the announced charitable donation of a building in the third quarter of 2016.

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended September 30, 2017 was $18.6 million on pre-tax income of $56.0 million, or an effective tax rate of 33.3 percent. For the three months ended October 1, 2016, the Corporation's income tax provision was $16.8 million on pre-tax income of $50.6 million, or an effective tax rate of 33.2 percent. Refer to "Note 10. Income Taxes" for further information.

Net income attributable to the Corporation was $37.3 million or $0.84 per diluted share in the third quarter of 2017 compared to $33.8 million or $0.74 per diluted share in the third quarter of 2016.

Nine Months Ended
For the first nine months of 2017, consolidated net sales decreased 1.9 percent or $30.6 million to $1,591.6 million compared to $1,622.2 million in the same period in 2016. The change was driven by a decrease in sales in the office furniture segment, partially offset by an increase in sales in the hearth products segment. Office furniture segment sales were down due to a decline in the supplies-driven business combined with a $74.3 million net impact of acquisitions and divestitures of small office furniture companies. This decrease in office furniture was partially offset by an increase in the North American contract business. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Gross profit percentage for the first nine months of 2017 decreased to 36.4 percent compared to 38.0 percent for the same period last year. The decline in gross margin was driven by unfavorable product and business mix, input cost inflation, operational investments, and higher restructuring and transition costs, partially offset by productivity, structural cost reductions, higher volume, and the impact of divestitures.

During the first nine months of 2017, the Corporation recorded $8.7 million of restructuring costs and $11.7 million of transition costs in cost of sales related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation and production move costs. During the first nine months of 2016, the Corporation recorded $2.2 million of restructuring costs and $6.9 million of transition costs in cost of sales related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and structural realignments among office furniture facilities in Muscatine, Iowa.

For the first nine months of 2017, total selling and administrative expenses as a percentage of net sales increased to 31.2 percent compared to 30.6 percent for the same period last year. This increase was driven by strategic investments, partially offset by lower incentive based compensation and the impact of divestitures. The Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement in the second quarter of 2016.

The Corporation recorded $3.3 million of restructuring costs in the first nine months of 2017 as part of selling and administrative expenses due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. The Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017. In the same period last year, the Corporation recorded $2.1 million of restructuring costs as part of selling and administrative expenses due primarily to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. The Corporation also recorded $1.6 million of accelerated depreciation in conjunction with the announced charitable donation of a building in the third quarter of 2016.

The Corporation's income tax provision for the nine months ended September 30, 2017 was $27.6 million on pre-tax income of $83.5 million, or an effective tax rate of 33.0 percent. For the nine months ended October 1, 2016, the Corporation's income tax provision was $38.7 million on pre-tax income of $113.3 million, or an effective tax rate of 34.1 percent. Refer to "Note 10. Income Taxes" for further information.

Net income attributable to the Corporation was $56.0 million or $1.24 per diluted share for the first nine months of 2017 compared to $74.7 million or $1.64 per diluted share for the first nine months of 2016.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	Percent Change	September 30, 2017	October 1, 2016	Percent Change
Net sales	$465,312	$454,946	2.3%	$1,231,737	$1,270,398	(3.0)%
Cost of sales	302,305	287,597	5.1%	809,430	804,238	0.6%
Gross profit	163,007	167,348	(2.6)%	422,307	466,159	(9.4)%
Selling and administrative expenses	122,776	122,604	0.1%	355,103	356,537	(0.4)%
Restructuring charges	502	15	3246.7%	1,348	226	496.5%
Operating profit	$39,729	$44,729	(11.2)%	$65,856	$109,396	(39.8)%

Three Months Ended
Third quarter 2017 net sales for the office furniture segment increased 2.3 percent or $10.4 million to $465.3 million from $454.9 million for the same quarter last year. Sales increased in the North American contract, supplies-driven, and international businesses, but were partially offset by a decrease of $42.5 million due to the net impact of acquisitions and divestitures of small office furniture companies.

Third quarter 2017 operating profit decreased 11.2 percent or $5.0 million to $39.7 million from $44.7 million in the prior year quarter as a result of unfavorable product and business mix, input cost inflation, strategic investments, higher restructuring and transition costs, and the impact of divestitures, partially offset by higher volume and lower incentive based compensation.

In the third quarter of 2017, the office furniture segment recorded $2.0 million of restructuring costs and $2.8 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $4.3 million was included in cost of sales. In the third quarter of 2016, the office furniture segment recorded $0.1 million of restructuring costs and $1.2 million of transition costs primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa, all of which were included in cost of sales.

Nine Months Ended
Net sales for the first nine months of 2017 for the office furniture segment decreased 3.0 percent or $38.7 million to $1,231.7 million compared to $1,270.4 million for the same period in 2016. Sales were down due a decline in the supplies-driven business combined with the net impact of acquisitions and divestitures of small office furniture companies, which was a net decrease in sales of $74.3 million. This decrease was partially offset by an increase in the North American contract business.

Operating profit for the first nine months of 2017 decreased 39.8 percent or $43.5 million to $65.9 million compared to $109.4 million for the same period in 2016. The year-to-date decrease in operating profit was driven by unfavorable product and business mix, input cost inflation, strategic investments, and higher restructuring and transition costs, partially offset by higher volume, lower incentive based compensation, and the impact of divestitures.

During the first nine months of 2017, the office furniture segment recorded $7.8 million of restructuring costs and $9.0 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $15.5 million was included in cost of sales. During the first nine months of 2016, the office furniture segment recorded $0.4 million of restructuring costs and $5.2 million of transition costs primarily associated with structural realignments among office furniture facilities in Muscatine, Iowa. Of these charges, $5.3 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	Percent Change	September 30, 2017	October 1, 2016	Percent Change
Net sales	$134,143	$129,683	3.4%	$359,870	$351,806	2.3%
Cost of sales	75,905	75,478	0.6%	202,457	201,780	0.3%
Gross profit	58,238	54,205	7.4%	157,413	150,026	4.9%
Selling and administrative expenses	36,025	34,713	3.8%	109,591	106,572	2.8%
Gain on sale and license of assets	(6,805)	—	(100.0)%	(6,805)	—	(100.0)%
Restructuring charges	281	384	(26.8)%	1,976	1,831	7.9%
Operating profit	$28,737	$19,108	50.4%	$52,651	$41,623	26.5%

Three Months Ended
Third quarter 2017 net sales for the hearth products segment increased 3.4 percent or $4.4 million to $134.1 million from $129.7 million for the same quarter last year. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Third quarter 2017 operating profit increased 50.4 percent or $9.6 million to $28.7 million from $19.1 million in the prior year quarter as a result of structural cost reductions, higher volume, nonrecurring gains, and lower restructuring and transition costs.

In the third quarter of 2017, the hearth products segment recorded $0.3 million of restructuring costs and $0.8 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $0.8 million was included in cost of sales. The hearth products segment also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017. In the third quarter of 2016, the hearth products segment recorded $1.0 million of restructuring costs and $0.4 million of transition costs associated with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. Of these charges, $1.0 million was included in cost of sales.

Nine Months Ended
Net sales for the first nine months of 2017 for the hearth products segment increased 2.3 percent or $8.1 million to $359.9 million compared to $351.8 million for the same period in 2016. The change was driven by an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Operating profit for the first nine months of 2017 increased 26.5 percent or $11.0 million to $52.7 million compared to $41.6 million for the same period in 2016. The year-to-date increase in operating profit was driven by structural cost reductions, higher volume, and nonrecurring gains, partially offset by higher restructuring and transition costs.

During the first nine months of 2017, the hearth products segment recorded $4.2 million of restructuring costs and $2.6 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $4.9 million was included in cost of sales. The hearth products segment also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017. During the first nine months of 2016, the hearth products segment recorded $3.9 million of restructuring costs and $1.6 million of transition costs associated with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. Of these charges, $3.7 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $57.3 million of cash in the first nine months of 2017 compared to a source of $113.7 million of cash in the first nine months of 2016.  The lower cash generation compared to the prior year was primarily due to the impact of plant consolidations and operational transformations on net income in addition to changes in working capital timing, primarily driven by lower incentive compensation accruals and investments in inventory. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of fiscal 2017 were $103.9 million and were primarily for tooling and equipment for new products, continuous improvements in manufacturing processes, building reconfiguration, and the on-going implementation of an integrated information system to support business process transformation.  For the full year 2017, capital expenditures are expected to be approximately $120 to $130 million.

Cash Flow – Financing Activities
Long-Term Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. See "Note 12. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining and/or modestly growing the quarterly dividend. During the quarter, the Board declared a regular quarterly cash dividend of $0.285 per share on the Corporation's common stock on August 8, 2017. The dividend was paid on September 1, 2017 to shareholders of record on August 18, 2017. This was a 3.6 percent increase over the comparable prior year quarterly dividend of $0.275 paid on September 1, 2016.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the nine months ended September 30, 2017, the Corporation repurchased 1,300,936 shares of common stock at a cost of $52.9 million, or an average price of $40.63 per share.  As of September 30, 2017, $84.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first nine months of fiscal 2017.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments affecting the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has recently issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation has completed a review of the impact of the new standard and has determined there will be no material changes in the way the Corporation recognizes revenue. The Corporation will adopt the standard in fiscal 2018 using the modified-retrospective approach, which will not have a material impact on the results of operations. The Corporation continues to review accounting policies and disclosures to determine changes needed to comply with this new standard, as well as identify changes to the Corporation's business processes, systems, and controls needed to support adoption of this ASU. The Corporation expects all necessary changes required by the new standard will be identified and implemented by the beginning of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially affecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Corporation in fiscal 2019, but may be adopted at any time, and requires a modified-retrospective transition. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses by requiring consideration of a broader range of reasonable and supportable information and is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. The new standard becomes effective for the Corporation in fiscal 2020 and requires a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

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

Forward-Looking Statements

Statements in this report that are not strictly historical, including but not limited to statements as to future plans, outlook, objectives, and financial performance, are "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements involve known and unknown risks, which may cause the Corporation's actual results in the future to differ materially from expected results.  These risks include, without limitation: the Corporation's ability to realize financial benefits from its (a) price increases, (b) cost containment and business simplification initiatives, including its business system transformation, (c) investments in strategic acquisitions, production capacity, new products, and brand building, (d) investments in distribution and rapid continuous improvement, (e) ability to maintain its effective tax rate, (f) repurchases of common stock, and (g) closing, consolidation, and logistical realignment initiatives; uncertainty related to the availability of cash and credit, and the terms and interest rates on which credit would be available, to fund operations and future growth; lower than expected demand for the Corporation's products due to uncertain political and economic conditions, slow or negative growth rates in global and domestic economies or in the domestic housing market; lower industry growth than expected; major disruptions at the Corporation's key facilities or in the supply of any key raw materials, components, or finished goods; competitive pricing pressure from foreign and domestic competitors; higher than expected costs and lower than expected supplies of materials; higher costs for energy and fuel; changes in the mix of products sold and of customers purchasing; relationships with distribution channel partners, including the financial viability of distributors and dealers; restrictions imposed by the terms of the Corporation's revolving credit facility; changing legal, regulatory, environmental, and healthcare conditions; currency fluctuations; and other factors described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Under the supervision and with the participation of the chief executive officer and chief financial officer of the Corporation, management of the Corporation carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of September 30, 2017, based on this evaluation, the chief executive officer and chief financial officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/02/17 – 07/29/17	205,000	$38.98	205,000	$105,077,544
07/30/17 – 08/26/17	300,000	$36.06	300,000	$94,259,896
08/27/17 – 09/30/17	274,374	$37.23	274,374	$84,045,144
Total	779,374		779,374
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

•
No repurchase plans expired or were terminated during the third quarter of fiscal 2017, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased or decreased by the Board at any time.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 31, 2017	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Vice President and Chief Financial Officer

EXHIBIT INDEX
(10.1)	Form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement
(10.2)	Form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement
(10.3)	Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements