Form 10-K
period 2017-12-30
HNI CORP
filed 2018-02-23
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14225

HNI Corporation
Iowa (State of Incorporation)	42-0617510 (I.R.S. Employer No.)

600 East Second Street P. O. Box 1109 Muscatine, Iowa 52761-0071 (563) 272-7400

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1 Par Value	New York Stock Exchange

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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2017 was $1,434,431,574 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 2, 2018, was 43,246,359.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2018 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the ''Corporation'', ''we'', ''us'', or ''our'') is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, and tables. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2017, the Corporation had net sales of $2.2 billion, of which $1.7 billion or 76 percent was attributable to office furniture products and $0.5 billion or 24 percent was attributable to hearth products.  See "Note 16. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, China, Hong Kong, India, Taiwan, Mexico, and Dubai.  See "Item 2. Properties" for additional related discussion.

Eight operating units, marketed under various brand names, participate in the office furniture industry.  These operating units include:
The HON Company LLC ("HON")
Allsteel Inc. ("Allsteel")
Maxon Furniture Inc. ("Maxon")
The Gunlocke Company LLC ("Gunlocke")
Hickory Business Furniture, LLC (''HBF'')
OFM LLC ("OFM")
HNI Hong Kong Limited (''Lamex'')
HNI Office India Limited ("HNI India") - formerly BP Ergo Limited

Each of these operating units provides products, which are sold through various channels of distribution and segments of the industry.

The operating unit Hearth & Home Technologies LLC (''Hearth & Home'') participates in the hearth products industry.  The retail and distribution brand for this operating unit is Fireside Hearth & Home.

The Corporation has been committed to systematically eliminating waste through its process improvement approach known as Rapid Continuous Improvement (''RCI''), which focuses on streamlining design, manufacturing, and administrative processes.  The Corporation's RCI program has contributed to increased productivity, lower costs, improved product quality, enhanced workplace safety, and shorter average lead times.

The Corporation's product development efforts are focused on developing and providing relevant and differentiated solutions, delivering quality, aesthetics, and style.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and efficient members (i.e., employees).  Each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan. These ownership opportunities drive a unique level of commitment to the Corporation’s success throughout the workforce. Member's own approximately 6 percent of the Corporation's stock.

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations", "Note 4. Acquisitions and Divestitures", and "Note 16. Reportable Segment Information".

Industry

According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), North American 2017 sales of office and institutional furniture grew 2 percent from 2016 levels. North American 2016 sales of office and institutional furniture grew 2 percent from 2015 levels.

The U.S. office furniture market consists of two primary channels—the contract channel and the supplies-driven channel.  The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, or office redesigns. Sales to the contract channel are frequently customized to meet specific client and designer preferences.  Contract furniture is generally purchased through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design.  The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

The supplies-driven channel, in which the Corporation is a leader, primarily represents smaller orders of office furniture purchased by small/medium businesses. Sales in this channel are driven on the basis of price, quality, selection, speed, and reliability of delivery.  Office products dealers, wholesalers, and national office product distributors are the primary distribution channels in this market.

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

Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of office furniture and hearth products in North America and pursue select global markets where opportunities exist to create shareholder value.  The components of this growth strategy are to introduce new products, build brand equity, provide outstanding customer satisfaction, strengthen the distribution network, pursue complementary strategic acquisitions, enter markets not currently served, and continually reduce costs.

The Corporation’s strategy has a dual focus: working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end-users and using the insights gained to refine branding, selling, marketing, and product development.  The Corporation also pursues opportunities in potential growth drivers related to its core business, such as vertical markets or new distribution models.

Employees/Members

As of December 30, 2017, the Corporation employed approximately 9,600 persons, 9,100 of whom were full-time and 500 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture
The Corporation designs, manufactures, and markets a broad range of office furniture systems and seating across a range of price points. The Corporation's portfolio includes panel-based and freestanding furniture systems and complementary products such as seating, storage, tables, and relocatable architectural walls. The Corporation offers a complete line of office panel system products and freestanding desks, bookshelves, and credenzas in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work.  The chairs are available in a variety of frame colors, coverings, and a wide range of price points.

To meet the demands of various markets, the Corporation's products are sold primarily under the Corporation's brands:
HON®
Allsteel®
Maxon®
Gunlocke®
HBF®
OFM®
basyx® by HON
Lamex®
HNI India®

Hearth Products
The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves, and related products. These products are primarily for the home and are sold under the following widely recognized brands:
Heatilator®
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®
Harman StoveTM
Vermont Castings®
PelProTM

The Corporation’s line of hearth products includes a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  Heatilator®, Heat & Glo®, Majestic®, and Monessen® are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is the leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is the market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman StoveTM, Vermont Castings®, and PelProTM product lines, which provide home heating solutions using renewable fuels.  See "Intellectual Property" below for additional details.

Manufacturing

The Corporation manufactures office furniture in Georgia, Iowa, New York, North Carolina, China, and India.  The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials and components from a variety of suppliers and generally, most items are available from multiple sources.  Major raw materials and components include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, fabric, paint, lacquer, hardware, glass, plastic products, and shipping cartons.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality.  The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles.  The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves members, customers, and suppliers.  Manufacturing also plays a key role in the Corporation's concurrent product development process in order to design new products for ease of manufacturability.

Product Development

The Corporation's product development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design, and reduced manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, leveraging alternative materials, and providing engineering support to its operating units.  The Corporation conducts its product development efforts at both the corporate and operating unit levels.  The Corporation invested in product development as follows (in thousands):

	2017	2016	2015
Product development investments	$31,846	$28,089	$31,103

Intellectual Property

As of December 30, 2017, the Corporation owned 181 U.S. and 187 foreign patents with expiration dates through 2040 and had applications pending for 20 U.S. and 59 foreign patents.  In addition, the Corporation holds 169 U.S. and 446 foreign trademark registrations and has applications pending for 28 U.S. and 15 foreign trademarks.

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

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation's trademarks in the aggregate would materially or adversely affect the Corporation's business as a whole, except for HON, Allsteel, Heat & Glo, and Heatilator.

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel, consisting of independent, local office products dealers, specializes in the sale of office furniture and office furniture systems to business, government, education, and health care entities.

The second distribution channel is comprised of national office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices.  These distributors also sell through on-line and retail office products stores.

The third distribution channel involves the Corporation having the lead selling relationship with the end-user.

The fourth distribution channel is comprised of wholesalers serving as distributors of the Corporation's products to independent dealers and national office products distributors. Wholesalers maintain inventory of standard product lines for resale to the various independent dealers and national office products distributors.

The fifth distribution channel is comprised of direct sales of the Corporation's products to federal, state, and local government offices.

The Corporation's office furniture sales force consists of regional sales managers, salespersons, and firms of independent manufacturers' representatives who collectively provide national sales coverage.  Sales managers and salespersons are compensated by a combination of salary and variable performance compensation.

Independent office products dealers, national wholesalers, and national office product distributors market their products over the Internet and through catalogs periodically published and distributed to existing and potential customers.

The Corporation also makes export sales through HNI Export to independent office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in the Middle East, Mexico, Latin America, and the Caribbean.  Through Lamex and HNI India, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in Asia, primarily China and India.

Limited quantities of select finished goods inventories primarily built to order and awaiting shipment are at the Corporation's principal manufacturing plants and at its various distribution centers. Additionally, the Corporation holds select finished goods inventories to enable direct fulfillment capabilities.

Hearth & Home sells its fireplace and stove products through independent dealers, distributors, and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of regional sales managers, salespersons, and firms of independent manufacturers' representatives.

In fiscal 2017, the Corporation's five largest customers represented approximately 24 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2017.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The Corporation has an order backlog, which will be filled in the ordinary course of business. Order backlog in dollars and in terms of percentage of net sales was as follows (in thousands):

	December 30, 2017	December 31, 2016
Net sales	$2,175,882	$2,203,489
Order backlog	$202,255	$175,732
Percent of net sales	9.3%	8.0%

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

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market, including manufacturers such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc., and Knoll, Inc.  The Corporation also competes with a number of other office furniture manufacturers, including The Global Group (a Canadian company), Kimball International, Inc., Krueger International Inc. (KI), and Teknion Corporation (a Canadian company), as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Hearth products, consisting of prefabricated fireplaces and related products, are manufactured by a number of national and regional competitors.  The Corporation competes against a broad range of manufacturers, including Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Both office furniture and hearth products compete on the basis of performance, quality, price, customer service, and complete and on-time delivery.  The Corporation believes it competes principally by providing compelling value products designed to be among the best in their price range for product quality, performance, superior customer service, and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in brands, product development, low cost manufacturing operations, and extensive distribution network.

For further discussion of the Corporation's competitive situation, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Effects of Inflation

Certain business costs may, from time to time, increase at a rate exceeding the general rate of inflation.  The Corporation’s objective is to offset the effect of normal inflation primarily through productivity improvements combined with certain adjustments to the selling price of its products as competitive market and general economic conditions permit.

Investments are routinely made in modernizing plants, equipment, information technology, and RCI programs.  These investments collectively focus on business simplification and increasing productivity, which help to offset the effect of rising material and labor costs. The Corporation also routinely employs ongoing cost control disciplines.  In addition, the last-in, first-out ("LIFO") valuation method is used for most of the Corporation's inventories. The use of LIFO ensures changing material and labor costs are recognized in reported income and pricing decisions.

Environmental

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material, and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is substantially compliant with all of the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Corporation’s staff works with responsible personnel at each manufacturing facility, the Corporation’s environmental legal counsel, and consultants on the management of environmental, health, and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

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

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2018 for environmental control facilities.  In management’s judgment, compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science, or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 is discussed in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (the ''SEC'').  The information on the Corporation's website is not, and shall not be, deemed to be a part hereof or incorporated into this or any of the Corporation's other filings with the SEC. The Corporation’s information is also available from the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC website at www.sec.gov.

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words, such as "anticipate," "believe,"

"could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results.  The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors."  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the levels of office furniture needs and housing starts; overall demand for our products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of our customers; our reliance on our network of independent dealers; changes in raw material, component, or commodity pricing; market acceptance and demand for our new products; our ability to successfully execute our business software system implementation; our ability to achieve desired results from closures and structural cost reduction initiatives; our ability to achieve the anticipated benefits from integrating our acquired businesses and alliances; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on our financing activities; an inability to protect our intellectual property; the impact of recent tax legislation; force majeure events outside the Corporation’s control; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time.  The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 1A.  Risk Factors

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks occur, our business, operating results, cash flows, or financial condition could be materially adversely affected.

Unfavorable economic and industry factors could adversely affect our business, operating results, or financial condition.

Office furniture industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, small business confidence, commercial construction, and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence office furniture industry revenues.

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

Economic growth remains solid in our key international markets, including China and India. A deterioration of economic conditions in those markets could have adverse effects on our international office furniture sales and operating results.

Deteriorating economic conditions could affect our business significantly, including: reduced demand for products; insolvency of our independent dealers resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; and decreased customer demand, including order delays or cancellations.

The office furniture and hearth products industries are highly competitive and, as a result, we may not be successful in winning new business.

Both the office furniture and hearth products industries are highly competitive. Many of our competitors in both industries offer similar products.  Competitive factors include price, delivery and service, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers.  In both industries, most of our top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  Our main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage over our products, which could make it difficult for us to win new business.

In both the office furniture and hearth products industries, we face price competition from our competitors and from new market entrants who primarily manufacture and source products from lower cost countries.  Price competition impacts our ability to implement price increases or, in some cases, even maintain prices, which could lower our profit margins and adversely affect our future financial performance.

Changes in industry dynamics, including demand and order patterns from our customers, distribution changes, or the loss of a significant number of dealers, could adversely affect our business, operating results, or financial condition.

We sell our products through multiple distribution channels, which primarily includes independent dealers, national dealers, and wholesalers.  Within these distribution channels, there has been, and may continue to be, consolidation. We rely on distribution partners to provide a variety of important specification, installation, and after-market services to our customers.  Some of our distribution partners may terminate their relationships with us at any time and for any reason.  We have experienced demand shift to direct fulfillment, reducing two-step distribution that was previously provided by wholesale partners. Our ability to provide increased direct fulfillment and/or the loss or termination of a significant number of reseller relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales, which may adversely affect our business, operating results, or financial condition.

Our profitability may be adversely affected by increases in raw material and commodity costs as well as transportation and shipping challenges.

Fluctuations in the price, availability, and quality of the commodities, raw materials, and components used in manufacturing could have an adverse effect on our costs of sales, profitability, and our ability to meet customers' demand.  We source commodities, raw materials, and components from domestic and international suppliers for both our office furniture and hearth products.  From both domestic and international suppliers, the cost, quality, and availability of commodities, raw materials, and components, including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism, and political unrest or instability.  These factors could lead to further price increases or supply interruptions in the future.  Our profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and we are either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to our customers.

We rely primarily on third-party freight and transportation providers to deliver our products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in our shipments and increase the cost to ship our products, which may adversely affect our profitability. Additionally, we import and export products and components, primarily using container ships, which load and unload through North American ports. Port-caused delays in the shipment or receipt of products and components, including labor disputes, could cause delayed receipt of our products and components. These delays could cause manufacturing disruptions, increased expense resulting from alternate shipping methods, or the inability to meet customer delivery expectations, which may adversely affect our sales and profitability.

Our efforts to introduce new products to meet customer and workplace demands may not be successful, which could limit our sales growth or cause our sales to decline.

To meet the changing needs of our customers and keep pace with market trends, we regularly introduce new office furniture and hearth products.  The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by factors beyond our control.  The design and engineering of certain new products can take up to a year or more, and further time may be required to achieve client acceptance.  We may face difficulties if we cannot successfully align ourselves with independent architects, home-builders, and designers who are able to design, in a timely manner, high quality products consistent with our image and our customers' needs.  Accordingly, the launch of a product may be later or less successful than we originally anticipated, limiting our sales growth or causing our sales to decline.

Our implementation and use of a new business software system, and accompanying transformation of our business processes, could result in problems that could negatively impact our business and results of operations.

We are engaged in a multi-year, broad-based program, which we refer to as business systems transformation ("BST"). The BST initiative includes the introduction of a new software system along with process changes and new ways to work, which simplify and streamline our business processes. In 2016 and 2017, we implemented BST across several of our smaller operating companies. The remaining in-scope domestic office furniture operations switched over to the new system on February 1, 2018. At this early stage of implementation, there can be no assurance issues relating to BST will not occur, including compatibility issues, integration challenges and further delays, and higher than expected implementation costs. While not experienced to date, BST may not function properly or deliver the projected benefits, which could significantly disrupt our business, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, generate management and financial reports, and otherwise run our business.

Our continuing activities to reduce structural costs may result in customer disruption, may distract management from other activities, and may not achieve the desired results.

As part of our commitment to taking structural cost out of our business, we regularly close, reconfigure, or transform manufacturing and distribution facilities. Over the past several years, we have closed a number of facilities in the United States and internationally. We have implemented, and will continue to implement, restructuring actions to transform our business and reduce our manufacturing footprint. These actions may take longer than anticipated, prove costlier than expected, and may distract management from other activities. If we do not fully realize the expected benefits of our restructuring activities, our financial condition and ability to meet customer needs could be negatively affected.

We may not be able to successfully integrate and manage our acquired businesses and alliances.

One of our growth strategies is to supplement our organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into our operations. In addition, acquisitions and alliances involve a number of risks, including:

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

Our ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates, and the availability of capital to complete the acquisitions.  Any potential acquisition may not be successful and could adversely affect our business, operating results, or financial condition.

We may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect our financial results.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually and when an event occurs or circumstances change making it reasonably possible an impairment may exist.  Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.

We are subject to extensive environmental regulation and have exposure to potential environmental liabilities.

Through our past and present operation and ownership by us of manufacturing facilities and real property, we are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances.  Compliance with environmental regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed on us in the future, stricter interpretation of existing laws or discoveries of contamination at our real property sites which occurred prior to our ownership, or the advent of environmental regulation may require us to incur additional expenditures in the future, some of which may be material.

Increasing healthcare costs could adversely affect our business, operating results, and financial condition.

We provide healthcare benefits to the majority of our members and are self-insured.  Healthcare costs have continued to rise over time, which increases our annual spending on healthcare and could adversely affect our business, operating results, and financial condition.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

We manufacture, market, and sell our products in international markets, including China and India. We plan to continue to grow internationally. We primarily sell our products and report our financial results in U.S. dollars; however, our increased business in countries outside the United States exposes us to fluctuations in foreign currency exchange rates.  Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect our profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

Further, certain countries have complex regulatory systems that impose administrative and legal requirements, which make managing international operations more difficult, including approvals to transfer funds into certain countries. If we are unable to provide financial support to our international operations in a timely manner, our business, operating results, and financial condition could be adversely affected.

We periodically review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Our international sales and operations are subject to a number of additional risks, including:

•	social and political turmoil, official corruption, and civil and labor unrest;

•	restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting our ability to hire, retain, or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	the failure of our compliance programs and internal training to prevent violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices;

•	difficulty in obtaining distribution and support; and

•	changes to border taxes or other international tax reforms.

Restrictions imposed by the terms of our credit facility may limit our operating and financial flexibility.

Our credit facility and other financing arrangements may limit our ability to finance operations, service debt, or engage in other business activities that may be in our interests.  Specifically, our credit facility may restrict our ability to incur additional indebtedness, create or incur certain liens with respect to any of our properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any of our assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  Our credit facility also requires us to maintain certain financial covenants.

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

We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs.  These expenses relative to product sales vary and could increase.  We use chemicals and materials in our products and include components in our products from external suppliers, which we believe are safe and appropriate for their designated use; however, harmful effects may become known, which could subject us to litigation and significant losses. We maintain reserves for product defect-related costs but cannot be certain these reserves will be adequate to cover actual claims.  We also purchase insurance coverage and maintain a reserve for our self-insured losses based upon estimates and actuarial assumptions, but we cannot be certain insurance would cover all losses related to product claims. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including our need for capital improvements, tooling, new product development, and acquisitions.  To the extent our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets.  Future borrowings or financings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our debt or meet our liquidity needs.

Any equity or debt financing, if available, could have terms unfavorable to us.  In addition, financings could result in dilution to our shareholders or the securities may have rights, preferences, and privileges senior to those of our common stock.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our sales to the U.S. federal, state, and local governments are subject to uncertain future funding levels and federal, state, and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

We derive a portion of our revenue from sales to various U.S. federal, state, and local government agencies and departments.  Our ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  Our government business is highly sensitive to changes in procurement laws; national, international, state, and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty.

Our contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs.  If we were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further federal, state, or local government contracting.

We rely on information technology systems to manage numerous aspects of our business and a disruption or failure of these systems could adversely affect our business.

We rely upon information technology networks and systems to process, transmit, and store electronic information, as well as to manage numerous aspects of our business and provide information to management.  Additionally, we collect and store sensitive data of our customers, suppliers, and employees in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to natural events and malicious activity. Though we attempt to detect and prevent these incidents, we may not be successful.  Any disruption of our information technology networks or systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages and loss of intellectual property or other proprietary information.

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
Our Articles of Incorporation give our Board of Directors the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock.
Our Board of Directors is divided into three classes. Our classified Board, along with other provisions of our Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. Additionally, we may, in the future, adopt measures (such as a shareholder rights plan or "poison pill") that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.
An inability to protect our intellectual property could have a significant impact on our business.
We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent, and other laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, we have limited protections, if any, for our intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks, and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, copyrights, trademarks, or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents or similar intellectual property protections. It is also possible that our patents, copyrights, trademarks, and service marks may be challenged, invalidated, canceled, narrowed, or circumvented.
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
We face the risk of claims that we have infringed upon third parties’ intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors and suppliers may have filed for patent protection which is not, at the time of our evaluation, a matter of public knowledge. Our efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing, or using products that incorporate the challenged intellectual property; require us to redesign, re-engineer, or re-brand our products or packaging, if feasible; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise, the ability to produce or deliver our products. Several of our production facilities, members, and key management are located within a small geographic area in eastern Iowa and a natural disaster or catastrophe in the area could have a significant adverse effect on our results of operations and business conditions. Further, several of our production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect our operations and business conditions. Members are an integral part of our business and events including an epidemic could reduce the availability of members reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customers' orders, manufacture products and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these events, but it may not be sufficient or paid in a timely manner in the event we suffer such an event.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India, Mexico, Dubai, and Taiwan, which house manufacturing, distribution, and retail operations and offices, totaling an aggregate of approximately 10.0 million square feet.  Of this total, approximately 2.9 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	1,007,716	Owned	Manufacturing office furniture (1)
Hickory, North Carolina	206,316	Owned	Manufacturing office furniture
Lake City, Minnesota	241,500	Owned	Manufacturing fireplaces
Mechanicsburg, Pennsylvania	400,000	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	288,006	Owned	Manufacturing fireplaces (1)
Mt. Pleasant, Iowa	250,000	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	272,900	Owned	Manufacturing office furniture
Muscatine, Iowa	578,284	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	810,000	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	237,800	Owned	Manufacturing office furniture
Nagpur, India	355,135	Owned	Manufacturing office furniture
Wayland, New York	716,484	Owned	Manufacturing office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other facilities total approximately 3.8 million square feet, of which approximately 2.5 million square feet are leased. Approximately 2.2 million square feet are used for the selling, manufacturing, and distribution of office furniture, approximately 1.4 million square feet are used for the selling, manufacturing, and distribution of hearth products, and approximately 0.2 million square feet are used for corporate administration.

There are no major encumbrances on Corporation-owned properties.  Refer to the Property, Plant, and Equipment section in "Note 2. Summary of Significant Accounting Policies" for related cost, accumulated depreciation, and net book value data.

Item 3.  Legal Proceedings

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period.

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Executive Officers of the Registrant

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Julie M. Abramowski	42	None	Vice President, Corporate Controller	2015	Director, Financial Reporting (2014-2015); Director, Financial Planning and Analysis, Leveraged Furniture Operations (2013-2014); Corporate Controller, The HON Company (2007-2013)
Stan A. Askren	57	None	Chairman of the Board Chief Executive Officer President Director President, The HON Company	2004 2004 2003 2003 2017
Vincent P. Berger	45	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016	Senior Vice President, Sales and Operations, Hearth & Home Technologies (2014-2016); Senior Vice President, Operations, Hearth & Home Technologies (2011-2014)
Steven M. Bradford	60	None	Senior Vice President, General Counsel and Secretary	2015	Vice President, General Counsel and Secretary (2008-2015)
Marshall H. Bridges	48	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018); Vice President, Finance, HNI Contract Furniture Group (2014-2017); Vice President, Finance, Allsteel Inc. (2010-2014)
Jeffrey D. Lorenger	52	None	President, Office Furniture, HNI Corporation	2017	Executive Vice President, HNI Corporation (2014-2017); President, HNI Contract Furniture Group (2014-2017); President, Allsteel Inc. (2008-2014)
Donna D. Meade	52	None	Vice President, Member and Community Relations	2014	Vice President, Member and Community Relations, Allsteel Inc. (2009-2014)
Kurt A. Tjaden	54	None	President, HNI International Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017); Vice President and Chief Financial Officer (2008-2015)

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2017, the Corporation had 6,220 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

Information regarding historical sale prices of and dividends paid on the Corporation's common stock is presented in the Investor Information section, which follows the Notes to Consolidated Financial Statements, filed as part of this report and is incorporated herein by reference.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 57 percent of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/01/17 - 10/28/17	—	$—	—	$84,045,144
10/29/17 - 11/25/17	—	$—	—	$84,045,144
11/26/17 - 12/30/17	162,000	$37.26	162,000	$78,008,673
Total	162,000		162,000
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

•
No repurchase plans expired or were terminated during the fourth quarter of fiscal 2017, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6.  Selected Financial Data - Five Year Summary

(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Operating Results
Net Sales	$2,175,882	$2,203,489	$2,304,419	$2,222,695	$2,059,964
Gross Profit as a Percentage of Net Sales	36.0%	37.9%	36.8%	35.3%	34.7%
Net Income Attributable to HNI Corporation	$89,795	$85,577	$105,436	$61,471	$63,683
Net Income Attributable to HNI Corporation as a Percentage of Net Sales	4.1%	3.9%	4.6%	2.8%	3.1%

Share and Per Share Data (Basic and Dilutive)
Net Income Attributable to HNI Corporation – basic	$2.05	$1.93	$2.38	$1.37	$1.41
Net Income Attributable to HNI Corporation – diluted	$2.00	$1.88	$2.32	$1.35	$1.39
Cash Dividends	$1.13	$1.09	$1.045	$0.99	$0.96
Average Number of Common Shares Outstanding – basic	43,839,004	44,413,941	44,285,298	44,759,716	45,250,665
Average Number of Common Shares Outstanding – diluted	44,839,813	45,502,219	45,440,653	45,578,872	45,956,280

Financial Position
Current Assets	$488,880	$433,041	$438,370	$455,559	$433,228
Current Liabilities	$489,703	$463,473	$435,900	$457,333	$411,584
Working Capital	$(823)	$(30,432)	$2,470	$(1,774)	$21,644
Total Assets	$1,391,550	$1,330,234	$1,263,925	$1,239,334	$1,134,705
Percent Return on Beginning Assets Employed	5.8%	10.6%	13.2%	9.9%	9.8%
Long-Term Debt and Capital Lease Obligations	$240,000	$180,000	$185,000	$197,736	$150,197
Shareholders’ Equity	$514,068	$500,603	$476,954	$414,587	$436,328
Percent Return on Average Shareholders’ Equity	17.7%	17.5%	23.7%	14.4%	14.9%

2014 reflects a 53-week year.

Reflects VCG acquisition beginning in Q4 2014, OFM acquisition in Q1 2016, and Artcobell divestiture on December 31, 2016.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes.  Statements that are not historical are forward-looking and involve risks and uncertainties. See "Item 1A. Risk Factors" and the Forward-Looking Statements section within "Item 1. Business" for further information.

Overview

The Corporation has two reportable segments: office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and the leading manufacturer and marketer of hearth products.  The Corporation utilizes a split and focus, decentralized business model to deliver value to customers via various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

2017 was a year of transition.  The Corporation dealt with rapid and significant market changes while taking on large-scale transformations of the operational network, fulfillment models, and the business portfolio.  The Corporation believes the investments have positioned the business to drive new levels of productivity and take advantage of improving market demand.  The Corporation’s most significant investment, the Business Systems Transformation ("BST") initiative, is a key enabler for long-term value creation. Final implementation stages of BST began in February 2018.  Other initiatives around operational transformations progressed well and are delivering a more stable network while lowering costs.  The Corporation remains committed to driving long-term profitable growth through productivity improvements and strong financial returns on investments.

Net sales for 2017 were $2,176 million, a decrease of 1.3 percent, compared to net sales of $2,203 million in 2016. The change was driven by a decrease in sales in the office furniture segment, partially offset by an increase in sales in the hearth products segment. The acquisitions and divestitures of small office furniture companies resulted in a net decrease in sales of $92.2 million compared to 2016.

Net income attributable to the Corporation in 2017 was $89.8 million, an increase of 4.9 percent, compared to net income of $85.6 million in 2016. The increase was primarily driven by the one-time tax benefit of $44.8 million related to new tax legislation, lower incentive based compensation, and the impact of stock price change on deferred compensation. These factors were partially offset by strategic investments, input cost inflation, unfavorable product mix, higher restructuring and transition costs, $20.9 million of goodwill and intangible impairment charges primarily due to the closure of the Paoli office furniture brand, and a $10.3 million valuation allowance of a long-term note receivable.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	2017	% Change from 2016	2016	% Change from 2015	2015
Net sales	$2,175,882	(1.3)%	$2,203,489	(4.4)%	$2,304,419
Cost of sales	1,391,894	1.7%	1,368,476	(6.1)%	1,457,021
Gross profit	783,988	(6.1)%	835,013	(1.5)%	847,398
Selling and administrative expenses	671,831	0.6%	667,744	(0.7)%	672,125
(Gain) loss on sale, disposal, and license of assets	(1,949)	(108.6)%	22,572	(11,675.4)%	(195)
Restructuring and impairment charges	37,416	240.0%	11,005	(6.7)%	11,792
Operating income	76,690	(42.6)%	133,692	(18.3)%	163,676
Interest expense, net	(6,078)	27.1%	(4,781)	(26.5)%	(6,506)
Income before income taxes	70,612	(45.2)%	128,911	(18.0)%	157,170
Income tax expense (benefit)	(19,286)	(144.6)%	43,273	(16.4)%	51,764
Net income (loss) attributable to the non-controlling interest	103	68.9%	61	(303.3)%	(30)
Net income attributable to HNI Corporation	$89,795	4.9%	$85,577	(18.8)%	$105,436

Net Sales

For 2017, consolidated net sales decreased 1.3 percent or $27.6 million to $2,175.9 million compared to $2,203.5 million in 2016.  The change was driven by a decrease in sales in the office furniture segment, partially offset by an increase in sales in the hearth products segment. Office furniture segment sales were down due to a decline in the supplies-driven business combined with a $92.2 million negative net impact of acquisitions and divestitures of small office furniture companies. This decrease in office furniture was partially offset by an increase in the North American contract business. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to growth in pellet appliance demand.

For 2016, consolidated net sales decreased 4.4 percent or $100.9 million to $2,203.5 million compared to $2,304.4 million in 2015.  The change was driven by a decrease in sales across both the office furniture and hearth products segments. Office furniture segment sales were down due to strategic portfolio moves and a challenging market environment, partially offset by a $27.2 million positive net impact of acquisitions and divestitures of small office furniture companies. The hearth products segment saw mixed results as solid growth in new construction was more than offset by declines in the retail business due to comparatively low energy prices and unseasonably warm weather.

Gross Profit Margin

Gross profit as a percentage of net sales decreased 190 basis points in 2017 compared to 2016 primarily driven by input cost inflation, unfavorable product mix, and higher restructuring and transition costs, partially offset by higher sales volume and the impact of divestitures. Gross profit as a percentage of net sales increased 110 basis points in 2016 compared to 2015 primarily driven by strong operational performance, favorable material cost and productivity, and price realization, partially offset by lower volume.

Cost of sales in 2017 included $10.3 million of restructuring costs and $17.0 million of transition costs related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs.

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

Cost of sales in 2015 included $0.8 million of restructuring costs and $4.7 million of transition costs related to previously announced closures and structural realignments in the office furniture segment and acquisition integration and the decision to exit a small line of business within the hearth products segment. Specific items incurred include accelerated depreciation and production move costs.

Selling and Administrative Expenses

Selling and administrative expenses increased in 2017 compared to 2016 primarily driven by strategic investments, partially offset by lower incentive based compensation, the impact of divestitures, and the impact of stock price change on deferred compensation. In 2016, the Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement and $4.4 million of accelerated depreciation in conjunction with the charitable donation of a building. Selling and administrative expenses increased in 2016 compared to 2015 due to strategic investments and higher incentive based compensation.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets.  Refer to "Note 2. Summary of Significant Accounting Policies" and "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Gain/Loss on Sale, Disposal, and License of Assets

The Corporation recorded a net $1.9 million gain in 2017, which included a $6.0 million nonrecurring gain from the sale and license of an intangible asset, a $0.8 million gain on the sale of a closed facility, and a $4.8 million loss on the disposal of a manufacturing facility, in addition to other gains and losses incurred in the ordinary course of business. The Corporation realized a non-cash loss of $22.6 million in 2016 related to the sale of Artcobell, a K-12 education furniture company, in addition to other gains and losses incurred in the ordinary course of business.

Restructuring and Impairment Charges

In 2017, the Corporation recorded $6.2 million of restructuring costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

In 2016, the Corporation recorded $5.2 million of restructuring costs as part of selling and administrative expenses due to the previously announced closures of the Paris, Kentucky hearth manufacturing facility and Orleans, Indiana office furniture manufacturing facility.

In 2015, the Corporation recorded $0.5 million of restructuring costs as part of selling and administrative expenses related primarily to previously announced closures.

The Corporation recorded $20.9 million, $5.8 million, and $11.2 million of goodwill and intangible asset impairments in 2017, 2016, and 2015, respectively, related to reporting units in the office furniture segment. These impairment charges are the result of current and projected market conditions and product and operational transformation. The impairment charge in 2017 also includes the impact of closing the Paoli office furniture brand. See "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for more information on goodwill and intangible asset impairments.

In 2017, the Corporation recorded a $10.3 million valuation allowance of a long-term note receivable. See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more information.

Operating Income

For 2017, operating income decreased 42.6 percent or $57.0 million to $76.7 million compared to $133.7 million in 2016. The change was primarily driven by the impairment charges recorded in conjunction with the closure of the Paoli office furniture brand, the valuation allowance recorded against a long-term note receivable, strategic investments, and input cost inflation, partially offset by higher sales volume, lower incentive based compensation, and the impact of stock price change on deferred compensation.

For 2016, operating income decreased 18.3 percent or $30.0 million to $133.7 million compared to $163.7 million in 2015. The change was primarily driven by the non-cash loss on the sale of Artcobell and lower volume, partially offset by strong operational performance and cost reductions.

Income Taxes

The provision for income taxes reflected an effective tax rate as follows:

	2017	2016	2015
Effective tax rate	(27.3)%	33.6%	32.9%

The decrease in the current year effective tax rate is primarily driven by the enactment of the Tax Cuts and Jobs Act (the "Act"). The effective tax rate of the Corporation without the Act would have been 36.2 percent for the year. The increased rate for the year without the Act is primarily driven by the establishment of valuation allowances on certain deferred tax assets partially offset by the benefits of new treatment for equity based compensation under ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and a permanent deduction for a charitable contribution of property. The effective tax rate was higher in 2016 than 2015 primarily due to the one-time release of tax contingency reserves for personal goodwill in 2015. See Recently Adopted Accounting Standards in "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further information about ASU No. 2016-09. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $89.8 million or $2.00 per diluted share in 2017 compared to $85.6 million or $1.88 per diluted share in 2016 and $105.4 million or $2.32 per diluted share in 2015.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	2017	% Change from 2016	2016	% Change from 2015	2015
Net sales	$1,660,723	(2.5)%	$1,703,885	(4.2)%	$1,777,804
Operating profit	$50,176	(57.3)%	$117,397	(14.1)%	$136,593

Net sales in 2017 for the office furniture segment decreased 2.5 percent or $43.2 million to $1,660.7 million compared to $1,703.9 million in 2016. Sales were down due to a decline in the supplies-driven business combined with the net impact of acquisitions and divestitures of small office furniture companies, which was a net decrease in sales of $92.2 million. This decrease was partially offset by an increase in the North American contract business.

Net sales in 2016 for the office furniture segment decreased 4.2 percent or $73.9 million to $1,703.9 million compared to $1,777.8 million in 2015. The Corporation experienced a decline in the contract business while the supplies-driven business remained flat due to strategic portfolio moves and a soft market. This decrease was partially offset by the net impact of acquisitions and divestitures of small office furniture companies, which was a net increase in sales of $27.2 million.

Operating profit as a percentage of net sales was 3.0 percent in 2017, 6.9 percent in 2016, and 7.7 percent in 2015.  The decrease in operating margin for 2017 compared to 2016 was primarily driven by unfavorable product and business mix, input cost inflation, strategic investments, and higher restructuring and transition costs, including the impairment of goodwill and intangible assets primarily relating to the closure of the Paoli office furniture brand. These factors were partially offset by higher sales volume, lower incentive based compensation, and the impact of divestitures. The decrease in operating margin for 2016 compared to 2015 was primarily driven by lower volume, strategic investments, and the impacts of the sale of Artcobell, previously announced closures, and impairments of goodwill and other intangibles. These factors were partially offset by strong operational performance, favorable material costs and productivity, and cost reductions.

In 2017, the office furniture segment recorded $11.6 million of restructuring costs and $13.7 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $21.5 million was included in cost of sales. The office furniture segment also recorded a loss of $4.8 million related to the disposal of a manufacturing facility and $20.9 million of goodwill and intangible asset impairments related to reporting units in the office furniture segment, of which $16.1 million of the goodwill and intangible asset impairment charges related to the closure of the Paoli office furniture brand.

In 2016, the office furniture segment recorded $5.1 million of restructuring costs and $7.1 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $9.2 million was included in cost of sales. The office furniture segment also recorded a non-cash loss of $22.6 million related to the sale of Artcobell, a K-12 education furniture company, and $5.8 million of goodwill and intangible impairments related to a reporting unit in the office furniture segment.

In 2015, the office furniture segment recorded $0.4 million of restructuring costs and $3.3 million of transition costs related to previously announced closures and structural realignments. Of these charges, $3.3 million was included in cost of sales. The office furniture segment also recorded $11.2 million of goodwill and intangible impairments related to a reporting unit in the office furniture segment.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	2017	% Change from 2016	2016	% Change from 2015	2015
Net sales	$515,159	3.1%	$499,604	(5.1)%	$526,615
Operating profit	$83,649	19.6%	$69,960	(10.5)%	$78,162

Net sales in 2017 for the hearth products segment increased 3.1 percent or $15.6 million to $515.2 million compared to $499.6 million in 2016. The change was driven by an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Net sales in 2016 for the hearth products segment decreased 5.1 percent or $27.0 million to $499.6 million compared to $526.6 million in 2015. Sales in new construction grew as the housing market continued to recover but were offset by declines in the retail business due to unseasonably warm weather and comparatively low energy prices.

Operating profit as a percentage of sales was 16.2 percent in 2017, 14.0 percent in 2016, and 14.8 percent in 2015.  The increase in operating margin in 2017 compared to 2016 was primarily driven by structural cost reductions, higher volume, and nonrecurring gains. These factors were partially offset by higher restructuring and transition costs. The decrease in operating margin in 2016 compared to 2015 was primarily driven by restructuring and transition costs related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky, lower volume, and higher freight costs. These factors were partially offset by price realization, strong operational performance, favorable material cost and productivity, and cost reductions.

In 2017, the hearth products segment recorded $4.9 million of restructuring costs and $3.3 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $5.8 million was included in cost of sales. The hearth products segment also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility.

In 2016, the hearth products segment recorded $5.5 million of restructuring costs and $2.2 million of transition costs associated with the previously announced closure of the Paris, Kentucky hearth manufacturing facility. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $5.5 million was included in cost of sales.

In 2015, the hearth products segment recorded $0.9 million of restructuring costs and $1.4 million of transition costs related to acquisition integration and the decision to exit a small line of business. Of these charges, $2.2 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Cash generated from operating activities in 2017 totaled $133.1 million compared to $223.4 million generated in 2016.  The decrease was driven by lower operating profits and working capital changes. Changes in working capital balances resulted in a $29.4 million use of cash in 2017 compared to a $17.4 million source of cash in the prior year. Cash generated from operating activities in 2015 totaled $173.4 million and changes in working capital balances resulted in a $28.1 million use of cash.

The use of cash related to working capital changes in 2017 was primarily driven by strategic investments in inventory and lower incentive compensation accruals.

The source of cash related to working capital changes in 2016 was primarily driven from lower accounts receivable of $11.2 million due to sales timing and higher accounts payable and accrued expense balances of $11.1 million due to timing of payments. This was partially offset by uses of cash for strategic investments in inventory.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory.  Management believes recorded trade receivable valuation allowances at the end of 2017 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 0.7 percent, 0.9 percent, and 1.7 percent at the end of fiscal years 2017, 2016, and 2015, respectively. The Corporation’s inventory turns were 8.9, 11.6, and 11.6, for fiscal years 2017, 2016, and 2015, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $127.4 million in 2017, $119.6 million in 2016, and $115.0 million in 2015.  These expenditures continue to focus on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes, as well as the implementation of new integrated information systems to support business systems transformation.  The Corporation anticipates capital expenditures for 2018 to total $75 million to $85 million, primarily related to new products and operational process improvements driven by rapid continuous improvement.

In 2016, the investing activities reflected a net cash outflow of $34.3 million related to the acquisition of OFM, an office furniture company, and also a small office furniture dealership that offered strategic value to the Corporation. Refer to "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for additional information.

Cash Flow – Financing Activities
Long-Term Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. See "Note 7. Long-Term Debt" in the Notes to Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining and/or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows (in dollars):

	2017	2016	2015
Common shares	$1.130	$1.090	$1.045

The last quarterly dividend increase was from $0.275 to $0.285 per common share effective with the June 1, 2017 dividend payment for shareholders of record at the close of business on May 19, 2017.  The average dividend payout percentage for the most recent three-year period has been 57 percent of prior year earnings or 26 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During 2017, the Corporation repurchased 1,462,936 shares of its common stock at a cost of approximately $58.9 million, or an average price of $40.25 per share. As of December 30, 2017, there was a payable of $1.4 million reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets relating to shares repurchased but not yet settled. The Board authorized $200 million on November 9, 2007 and an additional $200 million on November 7, 2014 for repurchases of the Corporation’s common stock.  As of December 30, 2017, approximately $78.0 million of this authorized amount remained unspent.  During 2016, the Corporation repurchased 1,082,938 shares of its common stock at a cost of approximately $55.8 million, or an average price of $51.55 per share. During 2015, the Corporation repurchased 550,000 shares of its common stock at a cost of approximately $26.7 million, or an average price of $48.47 per share.

Cash, cash equivalents, and short-term investments totaled $25.4 million at the end of 2017 compared to $38.6 million at the end of 2016 and $32.8 million at the end of 2015.  These funds, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  As of the end of 2017, $6.1 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Contractual Obligations

The following table discloses the Corporation's obligations and commitments to make future payments, by period, under contracts (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt obligations, including estimated interest (1)	$43,737	$12,408	$240,517	$—	$296,662
Operating lease obligations	29,135	41,967	23,135	19,481	113,718
Purchase obligations (2)	55,180	—	—	—	55,180
Other long-term obligations (3)	2,927	7,726	4,682	25,122	40,457
Total	$130,979	$62,101	$268,334	$44,603	$506,017

(1)
Interest has been included for all debt at the fixed or variable rate in effect as of December 30, 2017, as applicable. See "Note 7. Long-Term Debt" in the Notes to Consolidated Financial Statements for further information. The Corporation has classified $36.6 million of long-term debt as current because the Corporation expects, but is not required, to repay this portion of debt in 2018.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available. Other long-term obligations of $32.9 million, primarily insurance allowances and long-term warranty, are not included in the table above due to the Corporation's inability to predict their timing.

Litigation and Uncertainties

See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

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

Critical Accounting Policies and Estimates

General
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP").  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Goodwill and Other Intangibles
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

The Corporation reviews goodwill at the reporting unit level within its office furniture and hearth products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation relies on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, economic conditions in the U.S. and other countries where the Corporation has a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, the pricing environment, and currency exchange fluctuations. In addition, estimates of fair value are impacted by estimates of the market-participant derived weighted average cost of capital.

Additionally, the Corporation compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever an indication of impairment exists.  The estimate of the fair value of the trade names is based on a discounted cash flow model using inputs which include: projected revenues from management’s long-term plan, assumed royalty rates that could be payable if the trade names were not owned, and a discount rate.

The Corporation has definite-lived intangibles that are amortized over their estimated useful lives.  Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The key to recoverability of goodwill, indefinite-lived intangibles, and long-lived assets is the forecast of economic conditions and its impact on future revenues, operating margins, and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.

Long-Lived Assets
The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Any asset impairment charges associated with the Corporation’s restructuring activities are discussed in "Note 3. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements.

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

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

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors, such as the taxing jurisdiction in which the asset is to be recovered. Significant judgment is applied to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. Although the Corporation believes the approach to estimates and judgments as described herein is reasonable, actual results could differ and they may be exposed to increases or decreases in income taxes that could be material.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. Under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. The Corporation currently provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for earnings it considers to be permanently reinvested. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has recently issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The new standard becomes effective for the Corporation in fiscal 2018, and allows for both retrospective and modified-retrospective methods of adoption. The Corporation will adopt the standard in fiscal 2018 using the modified-retrospective method, which requires the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance will not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard becomes effective for the Corporation in fiscal 2018. The Corporation anticipates the standard will not have a material effect on consolidated statements of cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires an entity with defined benefit and postretirement benefit plans to present the service cost component of the net periodic benefit cost in the same income statement line item or items as other compensation costs arising from services rendered by employees during the period. All other components of net periodic benefit cost will be presented outside of operating income, if a subtotal is presented. The new standard is to be applied retrospectively to each period presented and becomes effective for the Corporation in fiscal 2018. The Corporation anticipates the standard will not have a material effect on consolidated statements of comprehensive income.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from variable interest debt obligations. The interest rate swap derivative instrument is held and used by the Corporation as a tool for managing interest rate risk. It is not used for trading or speculative purposes.

As of December 30, 2017, the Corporation had $267.5 million of debt outstanding under the Corporation's $400 million revolving credit facility, which bore variable interest based on one month LIBOR. As of December 30, 2017, the Corporation had an interest rate swap agreement in place to fix the interest rate on $150 million of the Corporation's revolving credit facility. The Corporation's interest rate risk not covered by the interest rate swap agreement was $117.5 million of variable rate debt outstanding as of December 30, 2017.

The Corporation monitors market interest rate risk exposures using a sensitivity analysis. The Corporation's sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1 percent change in interest rates on $117.5 million unhedged variable rate debt. If interest rates were to increase or decrease by 1 percent, the corresponding increase or decrease, as applicable, in interest expense on variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.2 million per year.

This analysis does not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, the Corporation may take actions to further mitigate exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the financial structure.

For information related to the Corporation’s long-term debt, refer to "Note 7. Long-Term Debt" in the Notes to Consolidated Financial Statements.  For information related to the Corporation's interest rate swap, refer to "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation currently does not have any significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning.  The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas.  The cost of wood particleboard has been impacted by continued industry downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Margins have been negatively impacted in the past due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as an outlook risk to the business.

Item 8.  Financial Statements and Supplementary Data

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report and are incorporated herein by reference.

The Summary of Quarterly Results of Operations (Unaudited) follows the Notes to Consolidated Financial Statements filed as part of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to ensure information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  As of December 30, 2017, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective.  There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15. Exhibits, Financial Statement Schedules of this report under the headings "Management Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, and management's annual report is incorporated herein by reference.

Item 9B.  Other Information

As previously reported on the Current Report on Form 8-K filed by the Corporation on January 9, 2018, Jerald K. Dittmer, Senior Vice President of Strategic Development, HNI Corporation, notified the Corporation of his intent to retire effective February 16, 2018. The Corporation entered into an agreement with Mr. Dittmer (the "Agreement") on February 16, 2018, which will become effective February 23, 2018, if not revoked before then.

The Agreement provides Mr. Dittmer is entitled to receive a lump payment equal to 39 weeks of base salary, less applicable withholdings and deductions, as consideration for commitments including (a) an agreement not to compete with the Corporation or solicit business contacts or employees of the Corporation for one year following his retirement, and (b) a release of claims relating to his employment with or separation from the Corporation.
Any interests held by Mr. Dittmer in any compensation or benefit plan in which Mr. Dittmer participates will be distributed to him in accordance with the terms of those plans and applicable law.

The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the Agreement itself, a copy of which is attached as an exhibit to this Form 10-K as Exhibit 10.25 and is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 8, 2018 (the "2018 Proxy Statement") is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see "Table I - Executive Officers of the Registrant" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Board Committees" of the 2018 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Business Conduct and Ethics" of the 2018 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2018 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2018 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Security Ownership" and "Equity Compensation Plan Information" of the 2018 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Corporate Governance and Board Matters" and ''Policy for Review of Related Person Transactions'' of the 2018 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the caption "Fees Incurred for KPMG LLP" of the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2017 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Amended and Restated By-laws of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed February 15, 2018)
(10.1)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference to Exhibit 4.3 to the Corporation's Form S-8 filed May 9, 2017)*
(10.2)	2017 Equity Plan for Non-Employee Directors of HNI Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed May 9, 2017)*
(10.3)	Form of HNI Corporation Change in Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2006)*
(10.4)	Form of HNI Corporation Amendment No. 1 to Change in Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 10, 2007)*
(10.5)	Form of HNI Corporation Change In Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2017)*
(10.6)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed February 22, 2010)*

(10.7)	Form of HNI Corporation Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007)*
(10.8)
Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.9)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.10)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.11)
Second Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of June 9, 2015, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 12, 2015

(10.12)
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 6, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 11, 2016)

(10.13)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.14)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.15)	2007 Equity Plan for Non-Employee Directors of HNI Corporation, as amended (incorporated by reference to Appendix D to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.16)
Form of 2007 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.17)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009)*

(10.18)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2009) (for restricted stock unit awards granted in 2009)*

(10.19)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010) (for restricted stock unit awards granted in 2010)*

(10.20)	HNI Corporation Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.21)	HNI Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.22)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.23)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.24)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.25)	Agreement between HNI Corporation and Jerald K. Dittmer, dated February 16, 2018*+

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

*    Indicates management contract or compensatory plan.
+    Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: February 23, 2018	By:	/s/ Stan A. Askren
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

Signature	Title	Date

/s/ Stan A. Askren	Chairman, President and CEO, Principal Executive Officer, and Director	February 23, 2018
Stan A. Askren

/s/ Marshall H. Bridges	Senior Vice President and Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 23, 2018
Marshall H. Bridges

/s/ Mary A. Bell	Director	February 23, 2018
Mary A. Bell

/s/ Miguel M. Calado	Director	February 23, 2018
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 23, 2018
Cheryl A. Francis

/s/ Mary K. W. Jones	Director	February 23, 2018
Mary K. W. Jones

/s/ John R. Hartnett	Director	February 23, 2018
John R. Hartnett

/s/ Larry B. Porcellato	Lead Director	February 23, 2018
Larry B. Porcellato

/s/ Abbie J. Smith	Director	February 23, 2018
Abbie J. Smith

/s/ Brian E. Stern	Director	February 23, 2018
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 23, 2018
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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of HNI Corporation are being made only in accordance with authorizations of management and directors of HNI Corporation; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 30, 2017.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 30, 2017, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes (collectively, the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company's auditor since 2015.
Chicago, Illinois
February 23, 2018

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)

	Year Ended
	2017	2016	2015
Net sales	$2,175,882	$2,203,489	$2,304,419
Cost of sales	1,391,894	1,368,476	1,457,021
Gross profit	783,988	835,013	847,398
Selling and administrative expenses	671,831	667,744	672,125
(Gain) loss on sale, disposal, and license of assets	(1,949)	22,572	(195)
Restructuring and impairment charges	37,416	11,005	11,792
Operating income	76,690	133,692	163,676
Interest income	297	305	395
Interest expense	6,375	5,086	6,901
Income before income taxes	70,612	128,911	157,170
Income tax expense (benefit)	(19,286)	43,273	51,764
Net income	89,898	85,638	105,406
Less: Net income (loss) attributable to the non-controlling interest	103	61	(30)
Net income attributable to HNI Corporation	$89,795	$85,577	$105,436

Average number of common shares outstanding – basic	43,839,004	44,413,941	44,285,298
Net income attributable to HNI Corporation per common share – basic	$2.05	$1.93	$2.38
Average number of common shares outstanding – diluted	44,839,813	45,502,219	45,440,653
Net income attributable to HNI Corporation per common share – diluted	$2.00	$1.88	$2.32

Foreign currency translation adjustments	$1,219	$(1,510)	$(1,901)
Change in unrealized gains (losses) on marketable securities, net of tax	(27)	(103)	(39)
Change in pension and post-retirement liability, net of tax	(463)	339	1,256
Change in derivative financial instruments, net of tax	660	1,460	873
Other comprehensive income (loss), net of tax	1,389	186	189
Comprehensive income	91,287	85,824	105,595
Less: Comprehensive income (loss) attributable to non-controlling interest	103	61	(30)
Comprehensive income attributable to HNI Corporation	$91,184	$85,763	$105,625

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands)

	December 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$23,348	$36,312
Short-term investments	2,015	2,252
Receivables	258,551	229,436
Inventories	155,683	118,438
Prepaid expenses and other current assets	49,283	46,603
Total Current Assets	488,880	433,041

Property, Plant, and Equipment:
Land and land improvements	28,593	27,403
Buildings	306,137	283,930
Machinery and equipment	556,571	528,099
Construction in progress	39,788	51,343
	931,089	890,775
Less accumulated depreciation	540,768	534,330
Net Property, Plant, and Equipment	390,321	356,445

Goodwill and Other Intangible Assets	490,892	511,419

Deferred Income Taxes	193	719

Other Assets	21,264	28,610

Total Assets	$1,391,550	$1,330,234

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except par value)

	December 30, 2017	December 31, 2016
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$450,128	$425,046
Current maturities of long-term debt	36,648	34,017
Current maturities of other long-term obligations	2,927	4,410
Total Current Liabilities	489,703	463,473

Long-Term Debt	240,000	180,000

Other Long-Term Liabilities	70,409	75,044

Deferred Income Taxes	76,861	110,708

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
December 30, 2017 - 43,354 shares;
December 31, 2016 - 44,079 shares	43,354	44,079

Additional paid-in capital	7,029	—
Retained earnings	467,296	461,524
Accumulated other comprehensive income (loss)	(3,611)	(5,000)
Total HNI Corporation shareholders’ equity	514,068	500,603

Non-controlling interest	509	406

Total Equity	514,577	501,009

Total Liabilities and Equity	$1,391,550	$1,330,234

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2015	$44,166	$867	$374,929	$(5,375)	$(86)	$414,501
Comprehensive income:
Net income (loss)	—	—	105,436	—	(30)	105,406
Other comprehensive income (loss), net of tax	—	—	—	189	—	189
Change in ownership of non-controlling interest	—	—	(461)	—	461	—
Cash dividends; $1.045 per share	—	—	(46,329)	—	—	(46,329)
Common shares – treasury:
Shares purchased	(550)	(26,107)	—			(26,657)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	542	29,647	—	—	—	30,189
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	85,577	—	61	85,638
Other comprehensive income (loss), net of tax	—	—	—	186	—	186
Change in ownership of non-controlling interest	—	—	(89)	—	—	(89)
Cash dividends; $1.090 per share	—	—	(48,495)	—	—	(48,495)
Common shares – treasury:
Shares purchased	(1,082)	(45,699)	(9,044)	—	—	(55,825)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1,003	41,292	—	—	—	42,295
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	89,795	—	103	89,898
Other comprehensive income (loss), net of tax	—	—	—	1,389	—	1,389
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $1.130 per share	—	—	(49,557)	—	—	(49,557)
Common shares – treasury:
Shares purchased	(1,463)	(22,958)	(34,466)	—	—	(58,887)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	738	29,987	—	—	—	30,725
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	2017	2016	2015
Net Cash Flows From (To) Operating Activities:
Net income	$89,898	$85,638	$105,406
Non-cash items included in net income:
Depreciation and amortization	72,872	68,947	57,564
Other post-retirement and post-employment benefits	1,592	1,643	1,856
Stock-based compensation	7,750	8,141	9,097
Excess tax benefits from stock-based compensation	—	(2,713)	(1,581)
Deferred income taxes	(33,606)	20,495	15,257
(Gain) loss on sale, retirement, license, and impairment of long-lived assets and intangibles, net	30,892	28,868	12,463
Other – net	(1,949)	4,523	(1,216)
Net increase (decrease) in operating assets and liabilities, net of acquisitions and divestitures	(29,409)	17,430	(28,075)
Increase (decrease) in other liabilities	(4,891)	(9,610)	2,581
Net cash flows from (to) operating activities	133,149	223,362	173,352

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(109,243)	(93,425)	(82,610)
Proceeds from sale and license of property, plant, equipment, and intangibles	9,009	1,055	2,201
Capitalized software	(18,148)	(26,159)	(32,356)
Acquisition spending, net of cash acquired	(898)	(34,302)	—
Purchase of investments	(3,451)	(8,724)	(3,660)
Sales or maturities of investments	3,197	8,619	3,550
Other – net	1,510	(90)	—
Net cash flows from (to) investing activities	(118,024)	(153,026)	(112,875)

Net Cash Flows From (To) Financing Activities:
Payments of note and long-term debt and other financing	(274,343)	(594,547)	(455,222)
Proceeds from long-term debt	339,337	611,986	448,449
Dividends paid	(49,557)	(48,495)	(46,329)
Purchase of HNI Corporation common stock	(57,505)	(55,825)	(26,657)
Proceeds from sales of HNI Corporation common stock	14,224	21,596	12,276
Withholding related to net share settlements of equity based awards	(245)	—	(171)
Excess tax benefits from stock-based compensation	—	2,713	1,581
Net cash flows from (to) financing activities	(28,089)	(62,572)	(66,073)

Net increase (decrease) in cash and cash equivalents	(12,964)	7,764	(5,596)
Cash and cash equivalents at beginning of year	36,312	28,548	34,144
Cash and cash equivalents at end of year	$23,348	$36,312	$28,548

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 30, 2017

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to "Note 16. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, and tables. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America, and the Caribbean. The Corporation also manufactures and markets office furniture in Asia and India.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31.  Fiscal year 2017 ended on December 30, 2017, fiscal year 2016 ended on December 31, 2016, and fiscal year 2015 ended on January 2, 2016. The financial statements for fiscal years 2017, 2016, and 2015 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months.  The Corporation has short-term investments with maturities of less than one year and investments with maturities greater than one year included in "Other Assets" in the Consolidated Balance Sheets.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The specific identification method is used to determine realized gains and losses on the trade date.

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 30, 2017			December 31, 2016
	Cash and cash equivalents	Short-term investments	Long-term investments	Cash and cash equivalents	Short-term investments	Long-term investments
Available-for-sale securities:
Debt securities	—	2,015	10,479	—	2,252	10,033
Cash and money market accounts	23,348	—	—	36,312	—	—
Total	$23,348	$2,015	$10,479	$36,312	$2,252	$10,033

The following table summarizes the amortized cost basis of the debt securities (in thousands):

	December 30, 2017	December 31, 2016
Amortized cost basis of debt securities	$12,660	$12,445

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities.

Receivables
The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account.  As such, these factors may change over time causing the allowance level to adjust accordingly. The following table summarizes the change in the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Adjustments to Allowance	Amounts written off, net of recoveries and other adjustments	Divestitures	Balance at end of period
Year ended December 30, 2017	$2,140	$846	$1,082	$—	$1,904
Year ended December 31, 2016	$4,287	$(357)	$1,598	$192	$2,140
Year ended January 2, 2016	$5,096	$1,394	$2,203	$—	$4,287

Inventories
The Corporation values its inventory at the lower of cost or net realizable value with approximately 83 percent and 79 percent valued by the last-in, first-out ("LIFO") costing method as of December 30, 2017 and December 31, 2016, respectively.

(In thousands)	December 30, 2017	December 31, 2016
Finished products	$101,715	$71,223
Materials and work in process	81,202	71,375
LIFO allowance	(27,234)	(24,160)
	$155,683	$118,438

During 2016, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at higher or lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which increased cost of goods sold by approximately $0.05 million in 2016. There was no similar LIFO decrement in 2017 and 2015. If the FIFO method had been in use, inventories would have been $27.2 million and $24.2 million higher than reported as of December 30, 2017 and December 31, 2016, respectively.

The increase in finished products inventory is primarily due to investments in direct fulfillment capabilities and production leveling related to higher volume.

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost. Expenditures for repairs and maintenance are expensed as incurred. Major improvements that materially extend the useful lives of the assets are capitalized.  Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years. Total depreciation expense was as follows (in thousands):

	2017	2016	2015
Depreciation expense	$56,494	$57,171	$46,512

Long-Lived Assets
The Corporation evaluates long-lived assets for indicators of impairment as events or changes in circumstances occur indicating that an impairment risk may be present. The judgments regarding the existence of impairment are based on business and market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. Asset impairment charges associated with the Corporation’s long-lived assets are discussed in "Note 3. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	December 30, 2017	December 31, 2016
Trade accounts payable	$235,577	$201,810
Compensation	32,582	47,280
Profit sharing and retirement expense	30,884	32,335
Marketing expenses	41,751	41,963
Freight	13,121	14,251
Other accrued expenses	96,213	87,407
	$450,128	$425,046

Product Warranties
The Corporation issues certain warranty policies on its furniture and hearth products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials, or workmanship.  Allowances have been established for the anticipated future costs associated with the Corporation's warranty programs.

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$15,250	$16,227	$16,719
Accruals settled from divestiture	—	(538)	—
Accruals for warranties issued during period	20,075	20,055	19,995
Adjustments related to pre-existing warranties	194	604	(334)
Settlements made during the period	(20,131)	(21,098)	(20,153)
Balance at end of period	$15,388	$15,250	$16,227

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	December 30, 2017	December 31, 2016
Current - in the next twelve months	$9,524	$6,959
Long-term - beyond one year	5,864	8,291
	$15,388	$15,250

Revenue Recognition
Sales of office furniture and hearth products are generally recognized when title transfers and the risks and rewards of ownership have passed to customers. Typically, title and risk of ownership transfer when the product is shipped.  In certain circumstances, title and risk of ownership do not transfer until the goods are received by the customer or upon installation and customer acceptance.  Revenue includes freight charged to customers; related costs are recorded in selling and administrative expense.  Rebates, discounts, and other marketing program expenses directly related to the sale are recorded as a reduction to net sales.  Marketing program accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation.  Customer sales that achieve or do not achieve certain award levels can affect the amount of such estimates and actual results could differ from these estimates.

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, utilities, and administrative fees.  The amounts charged against income and recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	2017	2016	2015
Product development costs	$31,846	$28,089	$31,103

Freight Expense
Freight expense on shipments to customers were recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows (in thousands):

	2017	2016	2015
Freight expense	$119,096	$115,157	$133,384

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

Income Taxes
The Corporation uses an asset and liability approach that takes into account guidance related to uncertain tax positions and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income taxes are provided to reflect differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to the Internal Revenue Code. In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Effective in the first quarter of fiscal 2018, the Corporation will elect to treat any potential GILTI inclusions as a period cost, as no material impact is projected from GILTI inclusions and any deferred taxes related to any inclusion would not be material. Also under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. There were approximately $33.6 million of accumulated earnings considered permanently reinvested in China, Hong Kong, Singapore, and Canada as of December 30, 2017. The Corporation believes the tax costs on accumulated unremitted foreign earnings would be approximately $0.2 million if the amounts were not considered permanently reinvested.

See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year.  Shares potentially issuable under stock options, restricted stock units, and common stock equivalents under the Corporation's deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation. The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	2017	2016	2015
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$89,795	$85,577	$105,436
Denominators:
Denominator for basic EPS weighted- average common shares outstanding	43,839	44,414	44,285
Potentially dilutive shares from stock-based compensation plans	1,001	1,088	1,156
Denominator for diluted EPS	44,840	45,502	45,441
Earnings per share – basic	$2.05	$1.93	$2.38
Earnings per share – diluted	$2.00	$1.88	$2.32

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	2017	2016	2015
Common stock equivalents excluded because their inclusion would be anti-dilutive	809,420	416,142	493,202

The Corporation implemented ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2017, which had an immaterial impact on the number of potentially dilutive shares from stock-based compensation plans for the year ended December 30, 2017. See "Recently Adopted Accounting Standards" below for more information regarding the implementation of ASU No. 2016-09.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The critical areas requiring use of management estimates relate to goodwill and intangibles, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and estimates of income taxes. Other significant areas requiring use of management estimates relate to allowance for doubtful accounts, inventory allowances, marketing program accruals, warranty accruals, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Self-Insurance
The Corporation is primarily self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows (in thousands):

	December 30, 2017	December 31, 2016
General, auto, product, and workers' compensation liabilities	$27,591	$26,526

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

Foreign Currency Translations
Foreign currency financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations.  Related translation adjustments are reported as a component of Shareholders’ Equity.  Gains and losses on foreign currency transactions are included in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income.

Reclassifications
Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share-based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Corporation implemented the new standard in the first quarter of fiscal 2017. The primary impact of implementation was the recognition of excess tax benefits in the Corporation's provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2017. Excess tax benefits will be recorded in the operating section of the Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2017, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in the Corporation's Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. The ongoing impact of the new standard resulted in the recognition of excess tax benefits in the Corporation's provision for income taxes of $1.5 million as a net tax benefit for the year ended December 30, 2017. Prior to the adoption of this standard, those amounts would have been recognized as an adjustment to "Additional paid-in capital" in the Consolidated Balance Sheets. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard is intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value rather than the previous guidance of measuring inventory at the lower of cost or market. The Corporation implemented the new standard in the first quarter of fiscal 2017. As the Corporation previously calculated net realizable value when measuring inventory at the lower of cost or market, this standard did not have a material effect on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard is to simplify the test for goodwill impairment by eliminating the step 2 requirement. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for fiscal 2020, but the Corporation has early adopted the standard in 2017. The Corporation performed its annual test for goodwill impairment during the fourth quarter of fiscal 2017 under the guidance of this standard. See "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information.

Note 3. Restructuring and Impairment Charges

Restructuring costs, goodwill and long-lived asset impairments, and a valuation allowance recorded in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	2017	2016	2015
Cost of sales - accelerated depreciation	$10,327	$5,302	$792

Restructuring charges	$6,205	$5,229	$551
Goodwill and long-lived asset impairments	20,947	5,776	11,241
Valuation allowance of long-term note receivable	10,264	—	—
Restructuring and impairment charges	$37,416	$11,005	$11,792

Restructuring costs in 2017, which include accelerated depreciation recorded in "Cost of sales" in the Consolidated Statements of Comprehensive Income, were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. As of December 30, 2017, the estimated fair value of the Paris, Kentucky hearth manufacturing facility of $4.6 million was classified as held for sale and is included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

Restructuring costs in 2016, which include accelerated depreciation recorded in "Cost of sales" in the Consolidated Statements of Comprehensive Income, were primarily incurred as part of the previously announced closures of the Paris, Kentucky hearth manufacturing facility and the Orleans, Indiana office furniture manufacturing facility.

Restructuring costs in 2015, which include accelerated depreciation recorded in "Cost of sales" in the Consolidated Statements of Comprehensive Income, were primarily incurred as part of the Corporation's decision to exit a line of business within the hearth products segment and the remaining costs relating to the closures of three office furniture manufacturing facilities announced in 2014.

See "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for more information on goodwill and long-lived asset impairments.

See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more information on the valuation allowance of a long-term note receivable.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of January 3, 2015	$1,213	$—	$1,213
Restructuring charges	(704)	1,255	551
Cash payments	(303)	(1,240)	(1,543)
Restructuring allowance as of January 2, 2016	206	15	221
Restructuring charges	3,883	1,346	5,229
Cash payments	(1,385)	(1,361)	(2,746)
Restructuring allowance as of December 31, 2016	2,704	—	2,704
Restructuring charges	1,436	4,769	6,205
Cash payments	(2,797)	(4,253)	(7,050)
Restructuring allowance as of December 30, 2017	$1,343	$516	$1,859

Note 4. Acquisitions and Divestitures

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

Office Furniture Dealerships
As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships. There was no change to Goodwill in 2017 as a result of this activity. Goodwill increased approximately $2 million in 2016 as a result of this activity.

Artcobell
The Corporation completed the sale of substantially all the assets of ArtcoBell Corporation ("Artcobell"), a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long-term note receivable, which was included in "Other Assets" in the Corporation's Consolidated Balance Sheets in Form 10-K for the fiscal year ended December 31, 2016, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment. As of December 30, 2017, a valuation allowance was recorded against the long-term note receivable.

Note 5. Supplemental Cash Flow Information

The Corporation's cash payments for interest, income taxes, and non-cash investing and financing activities are as follows (in thousands):

	2017	2016	2015
Cash paid for:
Interest paid, net of capitalized interest	$6,236	$6,644	$7,066
Income taxes paid	$13,733	$23,120	$28,252
Changes in accrued expenses due to:
Purchases of property and equipment	$(10,370)	$3,599	$(327)
Purchases of capitalized software	$(237)	$603	$(2,806)

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Goodwill	$279,505	$290,699
Definite-lived intangible assets	182,186	182,666
Indefinite-lived intangible assets	29,201	38,054
	$490,892	$511,419

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of January 2, 2016
Goodwill	$121,964	$183,199	$305,163
Accumulated impairment losses	(27,370)	(143)	(27,513)
Net goodwill balance as of January 2, 2016	94,594	183,056	277,650

Goodwill acquired during the year	15,928	—	15,928
Impairment losses	(2,876)	—	(2,876)
Foreign currency translation adjustment	(3)	—	(3)

Balance as of December 31, 2016
Goodwill	137,889	183,199	321,088
Accumulated impairment losses	(30,246)	(143)	(30,389)
Net goodwill balance as of December 31, 2016	107,643	183,056	290,699

Goodwill acquired during the year	—	—	—
Impairment losses	(11,150)	—	(11,150)
Foreign currency translation adjustment	(44)	—	(44)

Balance as of December 30, 2017
Goodwill	137,845	183,199	321,044
Accumulated impairment losses	(41,396)	(143)	(41,539)
Net goodwill balance as of December 30, 2017	$96,449	$183,056	$279,505

The increases in goodwill relate to completed acquisitions.  See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for further information.  The decreases in goodwill in the office furniture segment were due to impairment charges, which are described below.

Paoli - On December 6, 2017, the Corporation made the decision to discontinue the Paoli office furniture brand. The manufacturing of Paoli branded products will cease in the first quarter of 2018. The Corporation made this decision as part of continued efforts to drive efficiency and simplification, delivering increased value to its shareholders. As a result of this decision, the Corporation recorded a $6.3 million goodwill impairment charge, an $8.3 million impairment charge related to an indefinite-lived trade name, and a $1.5 million impairment charge related to a definite-lived customer list. These impairment charges reduced the total amount of Paoli's goodwill and other intangible assets to $0 on the Consolidated Balance Sheets as of December 30, 2017.

Annual Goodwill Impairment Assessment - As a result of the required annual impairment assessment performed in the fourth quarter of 2017, the Corporation determined the fair value of a reporting unit within the office furniture segment was below its carrying value. The decline in the estimated fair value of this reporting unit was primarily driven by reducing long-term margin expectations for the reporting unit. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for operational transformation, and other expectations about the anticipated short-term and long-term operating results of the reporting unit. The Corporation assumed a discount rate of 13.5 percent, near term growth rates ranging from 7 percent to 10 percent, and a terminal growth rate of 3 percent. Based on the quantitative analysis, the Corporation recorded a $4.8 million goodwill impairment charge in 2017. There was $19.6 million net goodwill remaining in the reporting unit as of December 30, 2017. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $3.3 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $1.4 million decrease in the estimated fair value of the reporting unit. Prior to the goodwill impairment assessment, the Corporation completed a qualitative review of long-lived assets for all asset groups to determine if events or changes in circumstances indicated that the carrying amount of each asset group may not be recoverable (if a "triggering event" existed). Based on this review, the Corporation tested the recoverability of the long-lived assets, other than goodwill and indefinite-lived intangible assets, in certain asset groups where a triggering event existed, and found no impairments, except for the $1.5 million impairment charge to remove the Paoli definite-lived customer list asset, based on the closure of this office furniture brand.

Based on the results of the annual impairment test, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all other reporting units included in the annual quantitative impairment test, the estimated fair value is significantly in excess of the carrying value.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets (in thousands):

	December 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$26	$14	$18,645	$18,623	$22
Software	167,105	34,792	132,313	149,587	25,792	123,795
Trademarks and trade names	7,564	2,061	5,503	7,564	1,401	6,163
Customer lists and other	106,090	61,734	44,356	117,789	65,103	52,686
Net definite lived intangible assets	$280,799	$98,613	$182,186	$293,585	$110,919	$182,666

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	2017	2016	2015
Capitalized software	$9,389	$4,722	$3,482
Other definite-lived intangibles	$6,989	$7,055	$7,570

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2018	2019	2020	2021	2022
Amortization expense	$23.0	$21.9	$21.0	$20.2	$17.2

The occurrence of events such as acquisitions, dispositions, or impairments in the future may result in changes to amounts.

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets (in thousands):

	December 30, 2017	December 31, 2016
Trademarks and trade names	$29,201	$38,054

In the fourth quarter of 2017, the Corporation recorded an impairment charge of $8.3 million to remove the Paoli trade name asset, based on the closure of this office furniture brand. As a result of the required annual impairment assessment performed in the fourth quarter of 2017, the Corporation did not record any other impairment charges related to indefinite-lived intangible assets.

Sale and License of an Intangible Asset
In the third quarter of 2017, the Corporation recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset, which had a zero carrying value. This nonrecurring gain is reflected in "(Gain) loss on sale, disposal, and license of assets" in the Consolidated Statements of Comprehensive Income.

Note 7. Long-Term Debt

Long-term debt is as follows (in thousands):

	2017	2016
Revolving credit facility with interest at a variable rate (2017 - 2.7%; 2016 - 1.8%)	$267,500	$214,000
Other amounts	9,148	17
Total debt	276,648	214,017
Less: Current maturities of long-term debt	36,648	34,017
Long-term debt	$240,000	$180,000

Aggregate maturities of long-term debt are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Maturities of long-term debt	$36,648	$—	$—	$240,000	$—	$—

The Corporation’s revolving credit facility under the current credit agreement was entered into January 6, 2016 and matures January 6, 2021. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million, which is to be amortized over the next twelve months, is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of $0.7 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 30, 2017, there was $267.5 million outstanding under the $400 million revolving credit facility of which $240 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $27.5 million in 2018, it is classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges and all non-cash items increasing net income.  As of December 30, 2017, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance over the next twelve months.

Note 8. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$9,501	$18,963	$27,768
State	3,408	3,740	5,258
Foreign	789	1,450	1,713
Current provision	13,698	24,153	34,739
Deferred:
Federal	(35,914)	18,167	15,348
State	2,552	2,533	2,217
Foreign	378	(1,580)	(540)
Deferred provision	(32,984)	19,120	17,025
Total income tax expense	$(19,286)	$43,273	$51,764

The differences between the actual tax expense and tax expense computed at the statutory U.S. federal tax rate are explained as follows (in thousands):

	2017	2016	2015
Federal statutory tax expense	$24,678	$45,098	$55,020
State taxes, net of federal tax effect	2,197	3,874	4,269
Credit for increasing research activities	(3,407)	(3,808)	(3,320)
Deduction related to domestic production activities	(1,537)	(2,243)	(3,320)
Valuation allowance	4,232	231	565
Federal rate adjustment to deferred taxes	(45,386)	—	—
Equity based compensation	(1,544)	—	—
Change in uncertain tax positions	(163)	117	(1,344)
Foreign income tax rate differential	2,094	845	1,074
Other – net	(450)	(841)	(1,180)
Total income tax expense	$(19,286)	$43,273	$51,764

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Corporation has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result has recorded $44.8 million as an additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a $45.4 million benefit. The one-time transition tax is based on the Corporation's total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes. The Corporation recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million. The Corporation has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when the Corporation finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The provisional amount related to other tax legislation changes from the Act is an additional $0.5 million of tax expense.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in the reporting period that includes December 22, 2017 in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Corporation has determined that the $45.4 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.1 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 30, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of fiscal 2018 when the analysis is complete.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows (in thousands):

	2017	2016
Deferred Taxes
Allowance for doubtful accounts	$2,679	$495
Compensation	5,618	16,684
Inventory differences	2,541	3,977
Marketing accrual	1,653	1,458
Stock-based compensation	8,224	11,607
Accrued post-retirement benefit obligations	6,896	10,106
Vacation accrual	2,577	4,153
Warranty accrual	3,737	5,725
Net operating loss carryforward	6,534	5,820
Charitable contributions carryforward	2,839	—
Other – net	6,372	7,224
Total deferred tax assets	$49,670	$67,249
Deferred income	(4,330)	(5,716)
Goodwill and other intangible assets	(53,255)	(87,146)
Prepaids	(5,862)	(9,271)
Tax over book depreciation	(54,227)	(70,946)
Total deferred tax liabilities	$(117,674)	$(173,079)
Valuation allowance	(8,664)	(4,159)
Total net deferred tax liabilities	$(76,668)	$(109,989)

Long-term net deferred tax assets	193	719
Long-term net deferred tax liabilities	(76,861)	(110,708)
Total net deferred tax liabilities	$(76,668)	$(109,989)

The valuation allowance for deferred tax assets is as follows (in thousands):

	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended December 30, 2017	$4,159	$4,505	$—	$8,664
Year ended December 31, 2016	$3,978	$231	$(50)	$4,159
Year ended January 2, 2016	$3,413	$565	$—	$3,978

The current year increase in the valuation allowance of $4.5 million primarily relates to a foreign tax net operating loss and a domestic deferred tax asset recorded during the period that would give rise to a capital loss.

As of December 30, 2017, the Corporation had approximately $0.2 million of U.S. state tax net operating losses and $2.3 million of U.S. state tax credits, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Balance at beginning of period	$3,043	$2,858
Increases in positions taken in a prior period	—	86
Decreases in positions taken in a prior period	(45)	—
New positions taken in a current period	569	792
Decrease due to settlements	(363)	(560)
Decrease due to lapse of statute of limitations	(680)	(133)
Balance at end of period	$2,524	$3,043

The amount of unrecognized tax benefits, which would impact the Corporation’s effective tax rate, if recognized, was $2.5 million as of December 30, 2017 and $3.0 million as of December 31, 2016.

As of December 30, 2017, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation.  It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting periods.  Interest, penalties, and benefits recognized in the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Interest, penalties, and (benefits)	$(25)	$70	$(66)

The Corporation recorded a liability for interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Comprehensive Income as follows (in thousands):

	December 30, 2017	December 31, 2016
Liability related to unrecognized tax benefits	$183	$208

Tax years 2014 through 2016 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2013 through 2016 remain open to examination.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. The tax on those deemed repatriated earnings is no longer indefinitely deferred but may be paid over eight years. This is a one-time transition tax. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. There were approximately $33.6 million of accumulated earnings considered permanently reinvested in China, Hong Kong, Singapore, and Canada as of December 30, 2017. The Corporation believes the tax costs on accumulated unremitted foreign earnings would be approximately $0.2 million if the amounts were not considered permanently reinvested.

Note 9. Fair Value Measurements of Financial Instruments

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 30, 2017
Cash and cash equivalents (including money market funds) (1)	$23,348	$23,348	$—	$—
Government securities (2)	$6,345	$—	$6,345	$—
Corporate bonds (2)	$6,149	$—	$6,149	$—
Derivative financial instruments (3)	$3,354	$—	$3,354	$—
Variable-rate debt obligations (4)	$267,500	$—	$267,500	$—
Deferred stock-based compensation (5)	$8,885	$—	$8,885	$—

Balance as of December 31, 2016
Cash and cash equivalents (including money market funds) (1)	$36,312	$36,312	$—	$—
Government securities (2)	$6,268	$—	$6,268	$—
Corporate bonds (2)	$6,017	$—	$6,017	$—
Derivative financial instruments (3)	$2,309	$—	$2,309	$—
Variable-rate debt obligations (4)	$214,000	$—	$214,000	$—
Deferred stock-based compensation (5)	$12,203	$—	$12,203	$—

The index below indicates the line item in the Consolidated Balance Sheets where the financial instruments are reported:

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

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 3, 2015	$2,223	$37	$(6,763)	$(872)	$(5,375)
Other comprehensive income (loss) before reclassifications	(1,901)	(60)	1,975	(1,188)	(1,174)
Tax (expense) or benefit	—	21	(718)	433	(264)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1,627	1,627
Balance as of January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(1,510)	(158)	499	1,317	148
Tax (expense) or benefit	—	55	(160)	(485)	(590)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	628	628
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	1,219	(6)	(733)	714	1,194
Tax (expense) or benefit	—	(21)	270	(263)	(14)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	209	209
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notational value expiring January 2021. As of December 30, 2017, the fair value of the Corporation's interest rate swap was an asset of $3.4 million, which is reflected in "Other Assets" in the Consolidated Balance Sheets. The change in value of the interest rate swap is reported net of tax as $2.1 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2017	2016	2015
Derivative financial instruments
Interest rate swap	Interest income or (expense)	$(330)	$(993)	$—
	Tax (expense) or benefit	121	365	—
	Net of tax	$(209)	$(628)	$—

Diesel hedge	Selling and administrative expenses	$—	$—	$(2,562)
	Tax (expense) or benefit	—	—	935
	Net of tax	$—	$—	$(1,627)
Amounts in parentheses indicate reductions to profit.

During 2017, shareholders approved the 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan") to replace the expired 2007 Equity Plan for Non-Employee Directors of HNI Corporation (the "2007 Director Plan" and together with the 2017 Director Plan, the "Director Plans"). Under the 2017 Director Plan, 300,000 shares of common stock were registered for issuance to participating Directors. After approval of the 2017 Director Plan, no awards were granted under the 2007 Director Plan.  The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation, and awards of Corporation common stock.  The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Common stock was issued under the Director Plans as follows:

	2017	2016	2015
Director Plan issued common stock	27,196	24,352	20,146

Dividend
Cash dividends declared and paid per share for each year were as follows (in dollars):

	2017	2016	2015
Common shares	$1.130	$1.090	$1.045

During 2017, shareholders approved the HNI Corporation Members' Stock Purchase Plan (the "2017 MSPP") to replace the expired 2007 Members' Stock Purchase Plan (the "2007 MSPP" and together with the 2017 MSPP, the "MSPPs"). Under the 2017 MSPP, 800,000 shares of common stock were registered for issuance to participating members.  After approval of the 2017 MSPP, no awards were granted under the 2007 MSPP. Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the MSPP is 85 percent of the closing price on the exercise date.  No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  The following table provides the details of stock under the MSPPs:

	2017	2016	2015
Shares of common stock issued	74,694	75,098	73,874
Average price per share	$29.01	$31.11	$32.18

An additional 743,284 shares were available for issuance under the 2017 MSPP as of December 30, 2017.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock Repurchase
The par value method of accounting is used for common stock repurchases. During 2017, the Corporation repurchased 1,462,936 shares of its common stock at a cost of approximately $58.9 million, or an average price of $40.25 per share. As of December 30, 2017, there was a payable of $1.4 million reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets relating to shares repurchased but not yet settled.  As of December 30, 2017, approximately $78.0 million of the Corporation's Board of Directors' current repurchase authorization remained unspent. During 2016, the Corporation repurchased 1,082,938 shares of its common stock at a cost of approximately $55.8 million, or an average price of $51.55 per share. During 2015, the Corporation repurchased 550,000 shares of its common stock at a cost of approximately $26.7 million, or an average price of $48.47 per share.

Note 11. Stock-Based Compensation

Under the Corporation’s 2017 Stock-Based Compensation Plan (the "Plan"), effective May 9, 2017, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon shareholder approval of the Plan in May 2017, no future awards were granted under the Corporation’s 2007 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 30, 2017, there were approximately 3.4 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.

Compensation cost charged against operations for the Plan and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements was as follows (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Compensation cost	$7,750	$8,141	$9,097

The total income tax benefit recognized in the income statement for share-based compensation arrangements was as follows (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Income tax benefit	$2,581	$2,809	$3,086

The stock-based compensation expense for the following year-end dates were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	December 30, 2017	December 31, 2016	January 2, 2016
Expected term	6 years	6 years	6 years
Expected volatility (weighted-average)	38.07%	38.96%	43.54%
Expected dividend yield (weighted-average)	2.36%	3.30%	1.94%
Risk-free interest rate (weighted-average)	2.17%	1.41%	1.69%

Expected volatilities were based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a calculation method based on daily frequency for the prior six years. The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation used historical exercise experience to determine the expected term.  The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 3, 2015	3,335,445	$29.93
Granted	350,038	51.54
Exercised	(302,635)	30.22
Forfeited or Expired	(24,525)	39.14
Outstanding as of January 2, 2016	3,358,323	$32.09
Granted	877,277	32.18
Exercised	(609,663)	30.52
Forfeited or Expired	(121,602)	52.24
Outstanding as of December 31, 2016	3,504,335	$31.68
Granted	537,795	46.61
Exercised	(446,817)	25.55
Forfeited or Expired	(33,029)	40.81
Outstanding as of December 30, 2017	3,562,284	$34.63

A summary of the Corporation’s non-vested stock options and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 31, 2016	2,162,157	$11.12
Granted	537,795	14.41
Vested	(731,085)	11.02
Forfeited	(33,029)	12.19
Non-vested as of December 30, 2017	1,935,838	$12.05

As of December 30, 2017, there was $3.5 million of unrecognized compensation cost related to non-vested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.2 years.  Information about stock options expected to vest or currently exercisable is as follows:

	December 30, 2017
	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value ($000s)
Expected to vest	1,819,673	$39.31	7.8	$5,900
Exercisable	1,626,446	$28.97	3.7	$16,440

Other information for the last three years is as follows (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Total fair value of shares vested	$8,057	$7,206	$5,554
Total intrinsic value of options exercised	$7,270	$11,985	$6,412
Cash received from exercise of stock options	$11,418	$18,609	$9,145
Tax benefit realized from exercise of stock options	$2,423	$4,142	$2,111
Weighted-average grant-date fair value of options granted	$14.41	$8.80	$18.45

The Corporation has occasionally issued restricted stock units ("RSUs") to executives, managers, and key personnel.  The RSUs vest at the end of three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the vesting date.

The following table summarizes the changes in outstanding RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 3, 2015	26,026	$27.76
Granted	23,000	51.54
Vested	(10,526)	21.19
Forfeited	—	—
Outstanding as of January 2, 2016	38,500	$43.77
Granted	25,000	32.06
Vested	—	—
Forfeited	(3,000)	51.54
Outstanding as of December 31, 2016	60,500	$38.54
Granted	—	—
Vested	(18,500)	35.36
Forfeited	(5,000)	51.54
Outstanding as of December 30, 2017	37,000	$38.38

As of December 30, 2017, there was $0.3 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 0.7 year. The total value of shares vested was as follows (in thousands):

	2017	2016	2015
Value of shares vested	$654	$—	$223

The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented (in thousands):

	December 30, 2017	December 31, 2016
Current maturities of other long-term obligations	$719	$876
Other long-term liabilities	11,581	15,104
Total deferred compensation	$12,300	$15,980

Total fair-market value of deferred compensation	$8,885	$12,203

Note 12. Retirement Benefits

The Corporation has a defined contribution retirement plan covering substantially all employees.

The Corporation's annual contribution to the plan is based on employee eligible earnings. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contribution (in thousands):

	2017	2016	2015
Stock contribution	$7,327	$7,170	$6,828
Other contribution	23,834	25,349	22,268
Total annual contribution	$31,161	$32,519	$29,096

Note 13. Post-Retirement Health Care

Guidance on employers’ accounting for other post-retirement plans requires recognition of the overfunded or underfunded status on the balance sheet.  Under this guidance, gains and losses, prior service costs and credits, and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end. The following table sets forth the activity and reporting location of the benefit obligation and plan assets (in thousands):

	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$21,153	$20,884
Service cost	741	735
Interest cost	825	846
Benefits paid	(1,003)	(1,017)
Actuarial (gain) loss	1,217	(295)
Benefit obligation at end of year	$22,933	$21,153
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,003	1,017
Transferred out	—	—
Benefits paid	(1,003)	(1,017)
Fair value at end of year	$—	$—
Funded Status of Plan	$(22,933)	$(21,153)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,050	$1,034
Non-current liabilities	$21,883	$20,119

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain) loss	$3,565	$2,373

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$2,373	$2,730
Actuarial (gain) loss	1,217	(295)
Amortization of transition amount	(25)	(62)
Amount disclosed at end of year	$3,565	$2,373

Estimated future benefit payments are as follows (in thousands):

Fiscal 2018	$1,050
Fiscal 2019	$1,056
Fiscal 2020	$1,067
Fiscal 2021	$1,085
Fiscal 2022	$1,122
Fiscal 2023 – 2027	$6,206

Expected contributions are as follows (in thousands):

Fiscal 2018	$1,050

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2017	2016	2015
Discount rate	3.5%	4.0%	4.2%

The Corporation's payment for these benefits is a fixed subsidy per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets. A discount rate of 3.5 percent was used to determine net periodic benefit costs for 2018. The following table sets forth the components of net periodic benefit costs (in thousands):

2018
Service cost	$853
Interest cost	789
Amortization of net (gain) loss	125
Net periodic post-retirement benefit cost (income)	$1,767

Note 14. Leases

The Corporation leases certain showrooms, office space, warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases are as follows (in thousands):

Operating Leases
2018	$29,135
2019	24,018
2020	17,949
2021	13,883
2022	9,252
Thereafter	19,480
Total minimum lease payments	$113,717

There are no capitalized leases as of December 30, 2017 and December 31, 2016.

Rent expense was as follows (in thousands):

	2017	2016	2015
Rent expense	$32,158	$35,288	$33,970

There was no contingent rent expense under operating leases for the years 2017, 2016, and 2015.

Note 15. Guarantees, Commitments, and Contingencies

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

The Corporation initiated litigation in Iowa on August 15, 2017 against the purchasers of Artcobell for amounts owed in connection with the sale of Artcobell.  Artcobell initiated litigation against the Corporation in Texas on June 14, 2017 regarding a dispute arising after the sale of Artcobell, for which the Corporation believes it has strong legal and factual defenses.  The Corporation intends to vigorously prosecute the Iowa action and defend the Texas action.

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

Note 16. Reportable Segment Information

Management views the Corporation as being in two reportable segments based on industries: office furniture and hearth products, with the former being the principal segment.

The aggregated office furniture segment manufactures and markets a broad line of metal and wood commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth products segment manufactures and markets a broad line of gas, electric, wood, and biomass burning fireplaces, inserts, stoves, facings, and accessories, principally for the home.

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

Reportable segment data reconciled to the Corporation's consolidated financial statements was as follows for continuing operations (in thousands):

	2017	2016	2015
Net Sales:
Office furniture	$1,660,723	$1,703,885	$1,777,804
Hearth products	515,159	499,604	526,615
Total	$2,175,882	$2,203,489	$2,304,419

Income Before Income Taxes:
Office furniture (a)	$50,176	$117,397	$136,593
Hearth products (b)	83,649	69,960	78,162
General corporate	(63,213)	(58,446)	(57,585)
Total	$70,612	$128,911	$157,170

Depreciation and Amortization Expense:
Office furniture	$48,435	$45,088	$42,415
Hearth products	10,109	12,486	8,430
General corporate	14,328	11,373	6,719
Total	$72,872	$68,947	$57,564

Capital Expenditures (including capitalized software):
Office furniture	$79,458	$65,944	$64,850
Hearth products	17,356	11,217	11,078
General corporate	30,577	42,423	39,038
Total	$127,391	$119,584	$114,966

Identifiable Assets:
Office furniture	$821,767	$749,145	$739,915
Hearth products	347,189	340,494	341,813
General corporate	222,594	240,595	182,197
Total	$1,391,550	$1,330,234	$1,263,925

(a)
Included in operating profit for the office furniture segment are pretax charges of $32.5 million, $10.9 million, and $11.6 million, for closing of facilities and impairment charges in 2017, 2016, and 2015, respectively.

(b)
Included in operating profit for the hearth products segment are pretax charges of $4.9 million and $5.5 million for closing facilities in 2017 and 2016, and $0.9 million related to exiting a line of business in 2015.

The Corporation's net sales by product category were as follows (in thousands):

	2017	2016	2015
Systems and storage	$1,069,518	$1,072,518	$1,140,369
Seating	536,501	539,839	561,392
Other	54,704	91,528	76,043
Hearth products	515,159	499,604	526,615
	$2,175,882	$2,203,489	$2,304,419

Summary of Quarterly Results of Operations (Unaudited)

In the opinion of the Corporation’s management, the following information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring accruals) necessary to state fairly the financial results set forth herein.  Results of operations for any previous quarter are not necessarily indicative of results for any future period.

The following tables present certain unaudited quarterly financial information for each of the past 8 quarters (in thousands, except per share data):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$477,667	$514,485	$599,455	$584,275
Cost of sales	303,944	329,733	378,211	380,006
Gross profit	173,723	184,752	221,244	204,269
Selling and administrative expenses	163,666	162,684	169,547	175,934
(Gain) loss on sale, disposal, and license of assets	—	—	(6,805)	4,856
Restructuring and impairment charges	2,123	419	783	34,091
Operating income (loss)	7,934	21,649	57,719	(10,612)
Interest income	71	325	71	(170)
Interest expense	1,046	1,347	1,835	2,147
Income (loss) before income taxes	6,959	20,627	55,955	(12,929)
Income tax expense (benefit)	2,178	6,771	18,624	(46,859)
Net income	4,781	13,856	37,331	33,930
Less: Net income (loss) attributable to the non-controlling interest	(56)	8	60	91
Net income attributable to HNI Corporation	$4,837	$13,848	$37,271	$33,839

Average number of common shares outstanding - basic	44,050,040	44,178,287	43,682,805	43,444,885
Net income attributable to HNI Corporation per common share – basic	$0.11	$0.31	$0.85	$0.78
Average number of common shares outstanding - diluted	45,452,664	45,305,547	44,479,117	44,153,300
Net income attributable to HNI Corporation per common share – diluted	$0.11	$0.31	$0.84	$0.77

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.4	35.9	36.9	35.0
Selling and administrative expenses	34.3	31.6	28.3	30.1
(Gain) loss on sale, disposal, and license of assets	—	—	(1.1)	0.8
Restructuring and impairment charges	0.4	0.1	0.1	5.8
Operating income (loss)	1.7	4.2	9.6	(1.8)
Income tax expense (benefit)	0.5	1.3	3.1	(8.0)
Net income attributable to HNI Corporation	1.0	2.7	6.2	5.8

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$501,037	$536,538	$584,629	$581,285
Cost of sales	315,326	327,618	363,075	362,457
Gross profit	185,711	208,920	221,554	218,828
Selling and administrative expenses	165,106	162,320	169,535	170,783
(Gain) loss on sale of assets	—	(1)	(40)	22,613
Restructuring and impairment charges	1,086	572	399	8,948
Operating income	19,519	46,029	51,660	16,484
Interest income	78	63	80	84
Interest expense	1,874	1,131	1,091	990
Income before income taxes	17,723	44,961	50,649	15,578
Income taxes	5,881	15,934	16,837	4,621
Net income	11,842	29,027	33,812	10,957
Less: Net income (loss) attributable to the non-controlling interest	(1)	(2)	(1)	65
Net income attributable to HNI Corporation	$11,843	$29,029	$33,813	$10,892

Average number of common shares outstanding - basic	44,258,357	44,431,198	44,547,375	44,418,833
Net income attributable to HNI Corporation per common share – basic	$0.27	$0.65	$0.76	$0.25
Average number of common shares outstanding - diluted	45,039,918	45,632,284	45,844,566	45,587,997
Net income attributable to HNI Corporation per common share – diluted	$0.26	$0.64	$0.74	$0.24

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.1	38.9	37.9	37.6
Selling and administrative expenses	33.0	30.3	29.0	29.4
(Gain) loss on sale of assets	—	—	—	3.9
Restructuring and impairment charges	0.2	0.1	0.1	1.5
Operating income	3.9	8.6	8.8	2.8
Income taxes	1.2	3.0	2.9	0.8
Net income attributable to HNI Corporation	2.4	5.4	5.8	1.9

Investor Information

Common Stock Market Prices and Dividends
(Unaudited)

2017	High	Low	Dividends per Share
1st Quarter	$56.94	$44.27	$0.275
2nd Quarter	$48.32	$37.32	$0.285
3rd Quarter	$41.60	$34.60	$0.285
4th Quarter	$43.42	$31.16	$0.285
Total Dividends Paid			$1.130

2016	High	Low	Dividends per Share
1st Quarter	$39.59	$29.84	$0.265
2nd Quarter	$48.50	$38.30	$0.275
3rd Quarter	$56.96	$39.30	$0.275
4th Quarter	$56.91	$37.24	$0.275
Total Dividends Paid			$1.090

2015	High	Low	Dividends per Share
1st Quarter	$56.47	$38.01	$0.250
2nd Quarter	$57.74	$46.19	$0.265
3rd Quarter	$52.52	$41.29	$0.265
4th Quarter	$47.68	$35.53	$0.265
Total Dividends Paid			$1.045

Common Stock Market Price and Price/Earnings Ratio
(Unaudited)

Year	Market Price		Diluted Earnings per Share	Price / Earnings Ratio
	High	Low		High	Low
2017	$56.94	$31.16	$2.00	28	16
2016	$56.96	$29.84	$1.88	30	16
2015	$57.74	$35.53	$2.32	25	15
2014	$52.90	$31.00	$1.35	39	23
2013	$40.73	$28.28	$1.39	29	20

				Five Year Average
				30	18