Form 10-Q
period 2018-03-31
HNI CORP
filed 2018-05-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of March 31, 2018 43,529,550

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2018	3

	Condensed Consolidated Balance Sheets - March 31, 2018 and December 30, 2017	4

	Consolidated Statements of Equity - March 31, 2018 and April 1, 2017	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2018 and April 1, 2017	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	30

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net sales	$505,069	$477,667
Cost of sales	328,150	303,944
Gross profit	176,919	173,723
Selling and administrative expenses	171,895	163,666
Restructuring charges	1,338	2,123
Operating income	3,686	7,934
Interest income	113	71
Interest expense	2,337	1,046
Income before income taxes	1,462	6,959
Income tax expense (benefit)	(999)	2,178
Net income	2,461	4,781
Less: Net income (loss) attributable to non-controlling interest	(49)	(56)
Net income attributable to HNI Corporation	$2,510	$4,837

Average number of common shares outstanding – basic	43,359,971	44,050,040
Net income attributable to HNI Corporation per common share – basic	$0.06	$0.11
Average number of common shares outstanding – diluted	44,134,142	45,452,664
Net income attributable to HNI Corporation per common share – diluted	$0.06	$0.11

Foreign currency translation adjustments	$1	$345
Change in unrealized gains (losses) on marketable securities, net of tax	(79)	18
Change in derivative financial instruments, net of tax	1,027	264
Other comprehensive income (loss), net of tax	949	627
Comprehensive income	3,410	5,408
Less: Comprehensive income (loss) attributable to non-controlling interest	(49)	(56)
Comprehensive income attributable to HNI Corporation	$3,459	$5,464

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	March 31, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$28,813	$23,348
Short-term investments	1,831	2,015
Receivables	223,043	258,551
Inventories	158,688	155,683
Prepaid expenses and other current assets	47,706	49,283
Total Current Assets	460,081	488,880

Property, Plant, and Equipment:
Land and land improvements	28,437	28,593
Buildings	285,493	306,137
Machinery and equipment	550,565	556,571
Construction in progress	40,973	39,788
	905,468	931,089
Less accumulated depreciation	530,528	540,768
Net Property, Plant, and Equipment	374,940	390,321

Goodwill and Other Intangible Assets	486,711	490,892

Deferred Income Taxes	193	193

Other Assets	23,214	21,264

Total Assets	$1,345,139	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	March 31, 2018	December 30, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$347,029	$450,128
Current maturities of long-term debt	78,964	36,648
Current maturities of other long-term obligations	1,862	2,927
Total Current Liabilities	427,855	489,703

Long-Term Debt	250,000	240,000

Other Long-Term Liabilities	77,112	70,409

Deferred Income Taxes	75,931	76,861

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
March 31, 2018 – 43,530 shares;
December 30, 2017 – 43,354 shares	43,530	43,354

Additional paid-in capital	20,124	7,029
Retained earnings	452,748	467,296
Accumulated other comprehensive income (loss)	(2,662)	(3,611)
Total HNI Corporation shareholders' equity	513,740	514,068

Non-controlling interest	501	509

Total Equity	514,241	514,577

Total Liabilities and Equity	$1,345,139	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	2,510	—	(49)	2,461
Other comprehensive income (loss), net of tax	—	—	—	949	—	949
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.285 per share	—	—	(12,381)	—	—	(12,381)
Common shares – treasury:
Shares purchased	(153)	(1,175)	(4,636)	—	—	(5,964)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	329	14,270	—	—	—	14,599
Balance, March 31, 2018	$43,530	$20,124	$452,748	$(2,662)	$501	$514,241

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	4,837	—	(56)	4,781
Other comprehensive income (loss), net of tax	—	—	—	627	—	627
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $0.275 per share	—	—	(12,132)	—	—	(12,132)
Common shares – treasury:
Shares purchased	(234)	(6,602)	(4,839)	—	—	(11,675)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	395	18,455	—	—	—	18,850
Balance, April 1, 2017	$44,240	$11,853	$449,390	$(4,373)	$350	$501,460

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Cash Flows From (To) Operating Activities:
Net income	$2,461	$4,781
Non-cash items included in net income:
Depreciation and amortization	18,445	18,839
Other post-retirement and post-employment benefits	447	398
Stock-based compensation	3,712	4,671
Deferred income taxes	(1,196)	646
(Gain) loss on sale and retirement of long-lived assets, net	808	784
Amortization of deferred gain on sale leaseback transaction	(43)	—
Other – net	(699)	(1,890)
Net increase (decrease) in operating assets and liabilities, net of divestitures	(55,135)	(57,899)
Increase (decrease) in other liabilities	447	(2,339)
Net cash flows from (to) operating activities	(30,753)	(32,009)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(12,383)	(25,072)
Proceeds from sale of property, plant, and equipment	18,353	76
Capitalized software	(3,948)	(7,704)
Purchase of investments	(605)	(1,539)
Sales or maturities of investments	650	1,611
Other – net	794	1,510
Net cash flows from (to) investing activities	2,861	(31,118)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt and other financing	(104,573)	(68,579)
Proceeds from long-term debt	155,047	146,331
Dividends paid	(12,381)	(12,132)
Purchase of HNI Corporation common stock	(7,345)	(11,266)
Proceeds from sales of HNI Corporation common stock	2,764	1,798
Withholding related to net share settlements of equity based awards	(155)	(209)
Net cash flows from (to) financing activities	33,357	55,943

Net increase (decrease) in cash and cash equivalents	5,465	(7,184)
Cash and cash equivalents at beginning of period	23,348	36,312
Cash and cash equivalents at end of period	$28,813	$29,128

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 30, 2017 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results expected for the fiscal year ending December 29, 2018.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Note 2. Revenue from Contracts with Customers

The Corporation implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal 2018 using the modified-retrospective method, which required the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance did not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018.

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended
	Segment	March 31, 2018	April 1, 2017
Supplies-driven channel	Office Furniture	$191,228	$178,964
Contract channel	Office Furniture	189,687	181,017
Hearth	Hearth Products	124,154	117,686
Net sales		$505,069	$477,667

The majority of revenue presented as "Net sales" in the Condensed Consolidated Statements of Comprehensive Income is the result of contracts with customers. All other sources of revenue are not material to the Corporation's results of operations.

Sales by channel type are subject to similar economic factors and market conditions regardless of the channel the product is sold under. See “Note 17. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain office furniture dealers in exchange for their multi-year commitment to market and sell the Corporation’s product. These dealer investments are amortized over the term of the contract. For contracts less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of deferred revenue and rebate and marketing program liabilities.

Contract assets and liabilities were as follows (in thousands):

	March 31, 2018	December 30, 2017
Trade receivables (1)	$225,283	$260,455
Contract assets (current) (2)	$483	$300
Contract assets (long-term) (3)	$4,147	$2,350
Contract liabilities (4)	$33,103	$54,295

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the three months ended March 31, 2018 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2,100	$—
Reclassification of contract assets to contra revenue	(120)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied		(28,153)
Contract liabilities paid	—	45,326
Cash received in advance and not recognized as revenue	—	(20,806)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	24,179
Impact of business combination	—	646
Net change	$1,980	$21,192

Performance Obligations
The Corporation recognizes revenue for sales of office furniture and hearth products at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment of the product. In certain circumstances, transfer of control to the customer does not occur until the goods are received by the customer or upon installation and/or customer acceptance, depending on the terms of the underlying contracts. Contracts typically have a duration of less than one year and normally do not include a significant financing component. Generally, payment is due within 30 days of invoicing. See “Note 7. Product Warranties” in the Notes to Condensed Consolidated Financial Statements for additional information on warranty obligations.

Significant Judgments
The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded.

Accounting Policies and Practical Expedients Elected
The Corporation elected to use the modified-retrospective method of adopting the new standard on revenue recognition. It has been applied to all contracts not completed as of December 30, 2017, the end of the Corporation’s fiscal 2017. The impact of the Corporation's transition adjustment for the new revenue recognition guidance was not material to the Corporation's results of operations or financial position. The additional disclosures required as a result of adopting the new revenue recognition guidance were material to the Corporation's financial statements.

The Corporation elected the following accounting policies as a result of adopting the new standard on revenue recognition:

Shipping and Handling Activities - The Corporation has elected to apply the accounting policy election permitted in ASC 606-10-25-18B, which allows an entity to account for shipping and handling activities as fulfillment activities when the activities are performed after a customer obtains control of the good. The Corporation accrues for shipping and handling costs at the same time revenue is recognized, which is in accordance with the policy election. When shipping and handling activities occur prior to the customer obtaining control of the good, they are considered fulfillment activities rather than a promised good or service.

Sales Taxes - The Corporation has elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows the Corporation to present revenue net of these certain types of taxes.

These policies have been applied consistently to all revenue transactions.

The Corporation has elected the following practical expedients as a result of adopting the new standard on revenue recognition:

Incremental Costs of Obtaining a Contract - The Corporation has elected the practical expedient permitted in ASC 340-40-25-4, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year. The Corporation will apply this practical expedient when the requirements to apply it are met.

Significant Financing Component - The Corporation has elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Corporation's contracts are typically less than one year in length, consideration will not be adjusted.

These accounting policies and practical expedients have been applied consistently to all revenue transactions.

Note 3.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of sales - accelerated depreciation	$—	$4,199
Restructuring charges	1,338	2,123
Total restructuring costs	$1,338	$6,322

Restructuring costs in 2018 were primarily incurred as part of the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Restructuring costs in 2017, which include accelerated depreciation recorded in "Cost of sales" in the Condensed Consolidated Statements of Comprehensive Income, were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals during the three months ended (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 30, 2017	$1,343	$516	$1,859
Restructuring charges	74	1,264	1,338
Cash payments	(1,333)	(1,724)	(3,057)
Restructuring allowance as of March 31, 2018	$84	$56	$140

Real Estate Transaction
As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale of property, plant, and equipment" in the Condensed Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility is deferred and will be amortized as a reduction to rent expense evenly over the term of the lease. The current portion of the deferred gain is $0.5 million and included within "Accounts payable and accrued expenses" and the long-term portion of the deferred gain is $4.6 million and included within "Other Long-Term Liabilities", both in the Condensed Consolidated Balance Sheets. The transaction did not have a material impact to the Condensed Consolidated Statements of Comprehensive Income.

Note 4. Acquisitions and Divestitures

Office Furniture Dealerships
As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships, for which the impact is not material to the Corporation's financial statements.

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 86 percent valued by the last-in, first-out ("LIFO") costing method.

(In thousands)	March 31, 2018	December 30, 2017

Finished products	$98,844	$101,715
Materials and work in process	87,226	81,202
LIFO allowance	(27,382)	(27,234)
Total inventories	$158,688	$155,683

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Goodwill	$279,480	$279,505
Definite-lived intangible assets	178,078	182,186
Indefinite-lived intangible assets	29,153	29,201
Total goodwill and other intangible assets	$486,711	$490,892

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 30, 2017
Goodwill	$137,845	$183,199	$321,044
Accumulated impairment losses	(41,396)	(143)	(41,539)
Net goodwill balance as of December 30, 2017	96,449	183,056	279,505

Foreign currency translation adjustment	(25)	—	(25)

Balance as of March 31, 2018
Goodwill	137,820	183,199	321,019
Accumulated impairment losses	(41,396)	(143)	(41,539)
Net goodwill balance as of March 31, 2018	$96,424	$183,056	$279,480

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$28	$12	$40	$26	$14
Software	168,612	38,690	129,922	167,105	34,792	132,313
Trademarks and trade names	7,564	2,226	5,338	7,564	2,061	5,503
Customer lists and other	105,871	63,065	42,806	106,090	61,734	44,356
Net definite-lived intangible assets	$282,087	$104,009	$178,078	$280,799	$98,613	$182,186

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Capitalized software	$4,167	$1,340
Other definite-lived intangibles	$1,688	$1,774

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2018	2019	2020	2021	2022
Amortization expense	$23.1	$22.1	$21.2	$20.2	$18.3

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

	March 31, 2018	December 30, 2017
Trademarks and trade names	$29,153	$29,201

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.

Note 7.  Product Warranties

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of period	$15,388	$15,250
Accruals for warranties issued during period	5,992	5,540
Adjustments related to pre-existing warranties	68	(116)
Settlements made during the period	(6,010)	(5,548)
Balance at end of period	$15,438	$15,126

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	March 31, 2018	December 30, 2017
Current - in the next twelve months	$9,512	$9,524
Long-term - beyond one year	5,926	5,864
Total estimated settlements	$15,438	$15,388

Note 8.  Long-Term Debt

Long-term debt is as follows (in thousands):

	March 31, 2018	December 30, 2017
Revolving credit facility with interest at a variable rate (March 31, 2018 - 3.0%; December 30, 2017 - 2.7%)	$328,000	$267,500
Other amounts	964	9,148
Total debt	328,964	276,648
Less: Current maturities of long-term debt	78,964	36,648
Long-term debt	$250,000	$240,000

As of March 31, 2018, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into January 6, 2016 with a scheduled maturity of January 6, 2021. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of $0.6 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of March 31, 2018, there was $328 million outstanding under the $400 million revolving credit facility of which $250 million was classified as long-term since the Corporation does not expect to repay the borrowings within a year. Because the Corporation expects, but is not required, to repay the remaining $78 million in the next twelve months, it was classified as current.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash, nonrecurring charges, and all non-cash items increasing net income.  As of March 31, 2018, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Subsequent to quarter end, on April 20, 2018, the Corporation entered into a Third Amended and Restated Credit Agreement. This amendment to the credit agreement extends the maturity of the facility to April 20, 2023, with the option for two additional one-year extensions, and increases the maximum borrowing capacity to $450 million. All other terms and conditions of the agreement were substantially unchanged.

Note 9.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Income before income taxes	$1,462	$6,959
Income tax expense (benefit)	$(999)	$2,178
Effective tax rate	(66.1%)	31.0%

The Corporation's effective tax rate was lower in the three months ended March 31, 2018 principally due to the release of a valuation allowance for certain foreign jurisdictions and the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act").

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Effective in the first quarter of fiscal 2018, the Corporation is electing to treat any potential GILTI inclusions as a period cost, as no material impact is projected from GILTI inclusions and any deferred taxes related to any inclusion are not material. Also under the Act, a corporation's foreign earnings accumulated under legacy tax laws are deemed repatriated. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. Additionally, under the Act and for purposes of Internal Revenue Code Section 162(m) Excessive Executive Compensation Limit, the Corporation is electing to allocate deductible compensation to cash compensation first, then to share-based compensation.

Note 10.  Fair Value Measurements of Financial Instruments

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of March 31, 2018
Cash and cash equivalents (including money market funds) (1)	$28,813	$28,813	$—	$—
Government securities (2)	$6,582	$—	$6,582	$—
Corporate bonds (2)	$5,757	$—	$5,757	$—
Derivative financial instruments (3)	$4,715	$—	$4,715	$—
Variable-rate debt obligations (4)	$328,000	$—	$328,000	$—
Deferred stock-based compensation (5)	$8,649	$—	$8,649	$—

Balance as of December 30, 2017
Cash and cash equivalents (including money market funds) (1)	$23,348	$23,348	$—	$—
Government securities (2)	$6,345	$—	$6,345	$—
Corporate bonds (2)	$6,149	$—	$6,149	$—
Derivative financial instruments (3)	$3,354	$—	$3,354	$—
Variable-rate debt obligations (4)	$267,500	$—	$267,500	$—
Deferred stock-based compensation (5)	$8,885	$—	$8,885	$—

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

Note 11.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the three months ended (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	1	(100)	—	1,476	1,377
Tax (expense) or benefit	—	21	—	(362)	(341)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(87)	(87)
Balance as of March 31, 2018	$32	$(211)	$(5,630)	$3,147	$(2,662)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	345	27	—	226	598
Tax (expense) or benefit	—	(9)	—	(83)	(92)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	121	121
Balance as of April 1, 2017	$(843)	$(87)	$(5,167)	$1,724	$(4,373)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of March 31, 2018, the fair value of the Corporation's interest rate swap was an asset of $4.7 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $3.1 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	March 31, 2018	April 1, 2017
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$115	$(192)
	Tax (expense) or benefit	(28)	71
	Net of tax	$87	$(121)
Amounts in parentheses indicate reductions to profit.

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Shares repurchased	152,822	234,375

Cash purchase price	$(5,964)	$(11,675)
Purchases unsettled as of quarter end	—	409
Prior year purchases settled in current year	(1,381)	—
Shares repurchased per cash flow	$(7,345)	$(11,266)

As of March 31, 2018, approximately $72.0 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Dividend
The Corporation declared and paid cash dividends per share as follows (in dollars):

	Three Months Ended
	March 31, 2018	April 1, 2017
Common shares	$0.285	$0.275

Note 12.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$2,510	$4,837
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,360	44,050
Potentially dilutive shares from stock-based compensation plans	774	1,403
Denominator for diluted EPS	44,134	45,453
Earnings per share – basic	$0.06	$0.11
Earnings per share – diluted	$0.06	$0.11

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended
	March 31, 2018	April 1, 2017
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,226	616

Note 13. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the approved stock-based compensation plans and shares issued under the approved member stock purchase plans. The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Compensation cost	$3,712	$4,671

The options and units granted by the Corporation had fair values as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock options	$6,611	$7,206

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of March 31, 2018:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$5,543	1.3
Non-vested restricted stock units	$238	0.7

Note 14.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Service cost	$213	$185
Interest cost	197	206
Amortization of net (gain) loss	37	7
Net periodic post-retirement benefit cost	$447	$398

Note 15.  Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The Corporation implemented the new standard in the first quarter of fiscal 2018 using the modified-retrospective method, which required the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance did not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018. See "Note 2. Revenue from Contracts with Customers" in the Notes to Condensed Consolidated Financial Statements for further information.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Corporation implemented the new standard in the first quarter of fiscal 2018. This standard did not have a material effect on the condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The new standard requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The Corporation implemented the new standard in the first quarter of fiscal 2018. This standard did not have a material effect on the condensed consolidated financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires an entity with defined benefit and postretirement benefit plans to present the service cost component of the net periodic benefit cost in the same income statement line item or items as other compensation costs arising from services rendered by employees during the period. All other components of net periodic benefit cost will be presented outside of operating income, if a subtotal is presented. The Corporation implemented the new standard in the first quarter of fiscal 2018 and it was applied retrospectively to each period presented. This standard did not have a material effect on the condensed consolidated financial statements or related disclosures.

Note 16.  Guarantees, Commitments, and Contingencies

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

Note 17.  Reportable Segment Information

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Sales:
Office furniture	$380,915	$359,981
Hearth products	124,154	117,686
Total	$505,069	$477,667

Income Before Income Taxes:
Office furniture	$(387)	$6,444
Hearth products	17,114	11,811
General corporate	(15,265)	(11,296)
Total	$1,462	$6,959

Depreciation and Amortization Expense:
Office furniture	$10,986	$12,885
Hearth products	1,962	3,488
General corporate	5,497	2,466
Total	$18,445	$18,839

Capital Expenditures (including capitalized software):
Office furniture	$11,577	$21,020
Hearth products	2,938	2,078
General corporate	1,816	9,678
Total	$16,331	$32,776

	As of March 31, 2018	As of December 30, 2017
Identifiable Assets:
Office furniture	$787,106	$821,767
Hearth products	344,653	347,189
General corporate	213,380	222,594
Total	$1,345,139	$1,391,550

Note 18. Subsequent Events

Subsequent to quarter end, on April 20, 2018, the Corporation entered into a Third Amended and Restated Credit Agreement. This amendment to the credit agreement extends the maturity of the facility to April 20, 2023, with the option for two additional one-year extensions, and increases the maximum borrowing capacity to $450 million. All other terms and conditions of the agreement were substantially unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.

Overview

The Corporation has two reportable segments: office furniture and hearth products. The Corporation is a leading global office furniture manufacturer and the leading manufacturer and marketer of hearth products. The Corporation utilizes a split and focus with leverage, decentralized business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Net sales for the first quarter of fiscal 2018 were $505.1 million, an increase of 5.7 percent, compared to net sales of $477.7 million in the first quarter of fiscal 2017.  The change was driven by an increase in both the office furniture and hearth products segments. The closure and divestitures of small office furniture companies resulted in a net decrease in sales of $12.4 million compared to the first quarter of fiscal 2017.

Net income attributable to the Corporation in the first quarter of fiscal 2018 was $2.5 million compared to net income of $4.8 million in the first quarter of fiscal 2017. The decrease was primarily driven by amortization and implementation costs from the Corporation's Business Systems Transformation initiative, unfavorable business and product mix, and input cost inflation. These factors were partially offset by higher sales volume and lower restructuring and transition costs.

Recent Developments

On April 19, 2018, Stan Askren announced his retirement as President of the Corporation and informed the Board of Directors (the "Board") of his intention to retire as Chief Executive Officer and Chairman of the Board no later than December 31, 2018. Consistent with a well-established and long-term succession plan, the Board promoted Jeffrey Lorenger as President of the Corporation and elected him as a Director of the Corporation. Mr. Lorenger will serve in the class of directors whose term expires at the 2019 Annual Meeting of Shareholders. The Board further anticipates Mr. Lorenger will assume the role of Chief Executive Officer no later than December 31, 2018.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Percent Change
Net sales	$505,069	$477,667	5.7%
Cost of sales	328,150	303,944	8.0%
Gross profit	176,919	173,723	1.8%
Selling and administrative expenses	171,895	163,666	5.0%
Restructuring charges	1,338	2,123	(37.0)%
Operating income	3,686	7,934	(53.5)%
Interest expense, net	2,224	975	128.1%
Income before income taxes	1,462	6,959	(79.0)%
Income tax expense (benefit)	(999)	2,178	(145.9)%
Net income (loss) attributable to non-controlling interest	(49)	(56)	12.5%
Net income attributable to HNI Corporation	$2,510	$4,837	(48.1)%

Net Sales

Consolidated net sales for the first quarter of 2018 increased 5.7 percent or $27.4 million compared to the same quarter last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the North American contract, supplies-driven, and international businesses, but were partially offset by a decrease of $12.4 million from the net impact of closing and divesting small office furniture companies. The hearth products segment saw an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

Gross Profit Margin

Gross profit as a percentage of net sales decreased 140 basis points in the first quarter of 2018 compared to the same quarter last year primarily driven by unfavorable business and product mix, input cost inflation, and implementation costs from the Business Systems Transformation initiative, partially offset by higher volume and lower restructuring and transition costs.

First quarter 2018 cost of sales included $1.3 million of transition costs primarily related to the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignment in China. Specific items incurred include production move costs.

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

Selling and Administrative Expenses

Selling and administrative expenses increased in the first quarter of 2018 compared to the same quarter last year primarily driven by amortization and implementation costs from the Business Systems Transformation initiative, partially offset by cost management and the impact of closing and divesting small office furniture companies.

Restructuring Charges

In the first quarter of 2018, the Corporation recorded $1.3 million of restructuring costs primarily due to the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. In the first quarter of 2017, the Corporation recorded $2.1 million of restructuring costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

Interest Expense

Interest expense for the first quarter of 2018 increased $1.3 million compared to the same quarter last year. Higher average debt balances and variable interest rates drove approximately $0.7 million of the increase.  During the first quarter of 2017, the Corporation capitalized approximately $0.6 million of interest costs related to the Business System Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended March 31, 2018 was a benefit of $1.0 million on pre-tax income of $1.5 million, or an effective tax rate of -66.1 percent. The income tax provision includes a lower rate in 2018 due to the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act") and the impact of releasing a valuation allowance for certain foreign jurisdictions during the first quarter of 2018. For the three months ended April 1, 2017, the Corporation's income tax provision was $2.2 million on pre-tax income of $7.0 million, or an effective tax rate of 31.0 percent. Refer to "Note 9. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $2.5 million or $0.06 per diluted share in the first quarter of 2018 compared to $4.8 million or $0.11 per diluted share in the first quarter of 2017.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Percent Change
Net sales	$380,915	$359,981	5.8%
Operating profit (loss)	$(387)	$6,444	(106.0)%

First quarter 2018 net sales for the office furniture segment increased 5.8 percent or $20.9 million compared to the same quarter last year. Sales increased in the North American contract, supplies-driven, and international businesses, but were partially offset by a decrease of $12.4 million due to the net impact of closing and divesting small office furniture companies.

First quarter 2018 operating profit decreased 106.0 percent or $6.8 million compared to the same quarter last year as a result of amortization and implementation costs from the Business Systems Transformation initiative, input cost inflation, and unfavorable business and product mix, partially offset by higher volume and lower restructuring and transition costs.

In the first quarter of 2018, the office furniture segment recorded $1.2 million of restructuring costs and $1.0 million of transition costs associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignment in China. Specific items incurred include severance and production move costs. Of these charges, $1.0 million was included in cost of sales.

In the first quarter of 2017, the office furniture segment recorded $3.4 million of restructuring costs and $3.0 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of theses charges, $5.6 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Percent Change
Net sales	$124,154	$117,686	5.5%
Operating profit	$17,114	$11,811	44.9%

First quarter 2018 net sales for the hearth products segment increased 5.5 percent or $6.5 million compared to the same quarter last year. The change was driven by an increase in the new construction business due to growth in single family housing and an increase in the retail business due to an increase in pellet appliance demand.

First quarter 2018 operating profit increased 44.9 percent or $5.3 million compared to the same quarter last year as a result of higher volume and lower restructuring and transition costs.

In the first quarter of 2018, the hearth products segment recorded $0.1 million of restructuring costs and $0.3 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include production move costs and final facility closing costs. Of these charges, $0.3 million was included in cost of sales.

In the first quarter of 2017, the hearth products segment recorded $3.0 million of restructuring costs and $0.8 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $2.4 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities used $30.8 million of cash in the first three months of 2018 compared to $32.0 million of cash used in the first three months of 2017.  The net cash usage was consistent with the prior year due to normal seasonality in working capital and relatively comparable income for the quarter. Cash flow from operating activities is expected to be positive for the year.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of fiscal 2018 were $16.3 million. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2018, capital expenditures are expected to be approximately $75 to $85 million.

Real Estate Transaction - In the first quarter of 2018, the Corporation entered into a sale-leaseback transaction, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale of property, plant, and equipment" in the Condensed Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the gain on the sale of the facility is deferred and will be amortized as a reduction to rent expense evenly over the term of the lease. See "Note 3. Restructuring" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Long-Term Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. See "Note 8. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining and/or modestly growing the quarterly dividend. Cash dividends declared and paid per share were as follows (in dollars):

	Three Months Ended
	March 31, 2018	April 1, 2017
Common shares	$0.285	$0.275

During the quarter, the Board declared the regular quarterly cash dividend on February 14, 2018. The dividend was paid on March 5, 2018 to shareholders of record on February 26, 2018. This was a 3.6 percent increase over the comparable prior year quarterly dividend paid on March 6, 2017.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the three months ended March 31, 2018, the Corporation repurchased 152,822 shares of its common stock at a cost of approximately $6.0 million, or an average price of $39.02 per share.  During the three months ended March 31, 2018, the Corporation also paid approximately $1.4 million relating to shares repurchased but not yet settled as of December 30, 2017. As of March 31, 2018, $72.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first three months of fiscal 2018.

Commitments and Contingencies

See "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments affecting the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.

Recently Issued Accounting Standards Not Yet Adopted

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new standard improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard becomes effective for the Corporation in fiscal 2019, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach by recording a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. Presentation and disclosure requirements are applied prospectively. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows entities to reclassify certain stranded tax effects from accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017 (the "Act"). The standard also requires certain disclosures about stranded tax effects. The new standard becomes effective for the Corporation in fiscal 2019, with early adoption permitted. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. These risks and uncertainties include but are not limited to: the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; the Corporation's ability to successfully execute its business software system integration; the Corporation's ability to achieve desired results from closures and structural cost reduction initiatives; the Corporation's ability to achieve the anticipated benefits from integrating its acquired businesses and alliances; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; the impact of recent tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017, are not exclusive and further information concerning the Corporation's financial results or condition may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of March 31, 2018, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
The Corporation is engaged in a multi-year, broad-based program, which is referred to as business systems transformation ("BST"). The BST initiative includes the introduction of a new software system along with related process changes intended to simplify and streamline the Corporation's business processes. In the first quarter of fiscal 2018, the Corporation implemented BST in the majority of the domestic office furniture operations. The implementation resulted in business and operational changes in areas including order management, production scheduling, pricing, shipping, purchasing, and general accounting. These changes required some modifications to the Corporation's internal control over financial reporting. Except for the BST implementation, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/31/17 – 01/27/18	126,000	$39.02	126,000	$73,092,067
01/28/18 – 02/24/18	26,822	$39.03	26,822	$72,045,172
02/25/18 – 03/31/18	—	$—	—	$72,045,172
Total	152,822		152,822
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

•
No repurchase plans expired or were terminated during the first quarter of fiscal 2018, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(3.1)	Amended and Restated By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed April 20, 2018)
(10.1)
Amended Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 22, 2018)*

(10.2)
Amended Form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 22, 2018)*

(10.3)
Third Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of April 20, 2018, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 24, 2018)

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*    Indicates management contract or compensatory plan.
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 1, 2018	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer