Form 10-Q
period 2018-06-30
HNI CORP
filed 2018-07-31
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of June 30, 2018 43,735,956

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Six Months Ended June 30, 2018 and July 1, 2017	3

	Condensed Consolidated Balance Sheets - June 30, 2018 and December 30, 2017	4

	Consolidated Statements of Equity - June 30, 2018 and July 1, 2017	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and July 1, 2017	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	33

Signatures		34

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net sales	$543,614	$514,485	$1,048,683	$992,152
Cost of sales	342,744	329,733	670,894	633,677
Gross profit	200,870	184,752	377,789	358,475
Selling and administrative expenses	172,973	162,684	344,868	326,350
Restructuring and impairment charges	837	419	2,175	2,542
Operating income	27,060	21,649	30,746	29,583
Interest income	89	325	202	396
Interest expense	2,718	1,347	5,055	2,393
Income before income taxes	24,431	20,627	25,893	27,586
Income taxes	5,835	6,771	4,836	8,949
Net income	18,596	13,856	21,057	18,637
Less: Net income (loss) attributable to non-controlling interest	(1)	8	(50)	(48)
Net income attributable to HNI Corporation	$18,597	$13,848	$21,107	$18,685

Average number of common shares outstanding – basic	43,665,411	44,178,287	43,512,691	44,114,164
Net income attributable to HNI Corporation per common share – basic	$0.43	$0.31	$0.49	$0.42
Average number of common shares outstanding – diluted	44,289,662	45,305,547	44,201,285	45,375,451
Net income attributable to HNI Corporation per common share – diluted	$0.42	$0.31	$0.48	$0.41

Foreign currency translation adjustments	$(1,128)	$115	$(1,127)	$459
Change in unrealized gains (losses) on marketable securities, net of tax	(13)	19	(92)	37
Change in derivative financial instruments, net of tax	326	(394)	1,353	(129)
Other comprehensive income (loss), net of tax	(815)	(260)	134	367
Comprehensive income	17,781	13,596	21,191	19,004
Less: Comprehensive income (loss) attributable to non-controlling interest	(1)	8	(50)	(48)
Comprehensive income attributable to HNI Corporation	$17,782	$13,588	$21,241	$19,052

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	June 30, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$31,065	$23,348
Short-term investments	2,260	2,015
Receivables	238,905	258,551
Inventories	185,371	155,683
Prepaid expenses and other current assets	49,801	49,283
Total Current Assets	507,402	488,880

Property, Plant, and Equipment:
Land and land improvements	28,469	28,593
Buildings	290,076	306,137
Machinery and equipment	554,414	556,571
Construction in progress	31,722	39,788
	904,681	931,089
Less accumulated depreciation	527,735	540,768
Net Property, Plant, and Equipment	376,946	390,321

Goodwill and Other Intangible Assets	481,891	490,892

Deferred Income Taxes	193	193

Other Assets	21,956	21,264

Total Assets	$1,388,388	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	June 30, 2018	December 30, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$409,266	$450,128
Current maturities of long-term debt	434	36,648
Current maturities of other long-term obligations	3,199	2,927
Total Current Liabilities	412,899	489,703

Long-Term Debt	296,397	240,000

Other Long-Term Liabilities	75,928	70,409

Deferred Income Taxes	77,870	76,861

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
June 30, 2018 – 43,736 shares;
December 30, 2017 – 43,354 shares	43,736	43,354

Additional paid-in capital	26,077	7,029
Retained earnings	458,458	467,296
Accumulated other comprehensive income (loss)	(3,477)	(3,611)
Total HNI Corporation shareholders' equity	524,794	514,068

Non-controlling interest	500	509

Total Equity	525,294	514,577

Total Liabilities and Equity	$1,388,388	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	21,107	—	(50)	21,057
Other comprehensive income (loss), net of tax	—	—	—	134	—	134
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.58 per share	—	—	(25,268)	—	—	(25,268)
Common shares – treasury:
Shares purchased	(206)	(3,121)	(4,636)	—	—	(7,963)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	588	22,169	—	—	—	22,757
Balance, June 30, 2018	$43,736	$26,077	$458,458	$(3,477)	$500	$525,294

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	18,685	—	(48)	18,637
Other comprehensive income (loss), net of tax	—	—	—	367	—	367
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $0.56 per share	—	—	(24,727)	—	—	(24,727)
Common shares – treasury:
Shares purchased	(522)	(16,954)	(6,352)	—	—	(23,828)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	499	22,392	—	—	—	22,891
Balance, July 1, 2017	$44,056	$5,438	$449,130	$(4,633)	$358	$494,349

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Net Cash Flows From (To) Operating Activities:
Net income	$21,057	$18,637
Non-cash items included in net income:
Depreciation and amortization	37,280	36,464
Other post-retirement and post-employment benefits	883	796
Stock-based compensation	4,908	5,803
Deferred income taxes	762	126
(Gain) loss on sale, retirement, and impairment of long-lived assets, net	1,488	671
Amortization of deferred gain on sale leaseback transaction	(168)	—
Other – net	343	(2,327)
Net increase (decrease) in operating assets and liabilities, net of divestitures	(37,008)	(85,064)
Increase (decrease) in other liabilities	(67)	(2,408)
Net cash flows from (to) operating activities	29,478	(27,302)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(26,687)	(51,730)
Proceeds from sale of property, plant, and equipment	18,444	658
Capitalized software	(5,637)	(12,358)
Purchase of investments	(1,329)	(2,040)
Sales or maturities of investments	1,357	1,937
Other – net	1,136	1,510
Net cash flows from (to) investing activities	(12,716)	(62,023)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt and other financing	(295,536)	(119,489)
Proceeds from long-term debt	312,279	238,890
Dividends paid	(25,268)	(24,727)
Purchase of HNI Corporation common stock	(9,120)	(22,617)
Proceeds from sales of HNI Corporation common stock	8,755	8,313
Withholding related to net share settlements of equity based awards	(155)	(209)
Net cash flows from (to) financing activities	(9,045)	80,161

Net increase (decrease) in cash and cash equivalents	7,717	(9,164)
Cash and cash equivalents at beginning of period	23,348	36,312
Cash and cash equivalents at end of period	$31,065	$27,148

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 30, 2017 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results expected for the fiscal year ending December 29, 2018.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Note 2. Revenue from Contracts with Customers

The Corporation implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), at the beginning of fiscal 2018 using the modified-retrospective method, which required the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance did not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018.

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended		Six Months Ended
	Segment	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Supplies-driven channel	Office Furniture	$223,457	$203,096	$414,685	$382,060
Contract channel	Office Furniture	200,421	203,348	390,108	384,365
Hearth	Hearth Products	119,736	108,041	243,890	225,727
Net sales		$543,614	$514,485	$1,048,683	$992,152

The majority of revenue presented as "Net sales" in the Condensed Consolidated Statements of Comprehensive Income is the result of contracts with customers. All other sources of revenue are not material to the Corporation's results of operations.

Sales by channel type are subject to similar economic factors and market conditions regardless of the channel under which the product is sold. See “Note 17. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

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

Contract assets and liabilities were as follows (in thousands):

	June 30, 2018	December 30, 2017
Trade receivables (1)	$241,287	$260,455
Contract assets (current) (2)	$483	$300
Contract assets (long-term) (3)	$4,026	$2,350
Contract liabilities (4)	$41,374	$54,527

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the six months ended June 30, 2018 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2,100	$—
Reclassification of contract assets to contra revenue	(241)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(60,847)
Contract liabilities paid	—	68,635
Cash received in advance and not recognized as revenue	—	(35,514)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	40,239
Impact of business combination	—	640
Net change	$1,859	$13,153

For the three months ended June 30, 2018, no revenue was recognized in the Condensed Consolidated Statements of Comprehensive Income related to contract liabilities as of December 30, 2017, as the entire liability was recognized as revenue during the three months ended March 31, 2018. For the six months ended June 30, 2018, the Corporation recognized revenue of $12.5 million in the Condensed Consolidated Statements of Comprehensive Income related to contract liabilities as of December 30, 2017.

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

The Corporation elected the following accounting policies as a result of adopting the new standard on revenue recognition:

Shipping and Handling Activities - The Corporation has elected to apply the accounting policy election permitted in ASC 606-10-25-18B, which allows an entity to account for shipping and handling activities as fulfillment activities. The Corporation accrues for shipping and handling costs at the same time revenue is recognized, which is in accordance with the policy election. When shipping and handling activities occur prior to the customer obtaining control of the good(s), they are considered fulfillment activities rather than a performance obligation and the costs are accrued for as incurred.

Sales Taxes - The Corporation has elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority associated with the transaction, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows the Corporation to present revenue net of these certain types of taxes.

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

These accounting policies and practical expedients have been applied consistently to all revenue transactions.

Note 3.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales - accelerated depreciation	$—	$2,960	$—	$7,158
Restructuring and impairment charges	837	419	2,175	2,542
Total restructuring costs	$837	$3,379	$2,175	$9,700

Restructuring costs in the second quarter of 2018 were primarily incurred as part of the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. These costs include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale. Restructuring costs in the year-to-date period for 2018 also include costs incurred as part of the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Restructuring costs in both the quarter and year-to-date periods for 2017, which include accelerated depreciation recorded in "Cost of sales" in the Condensed Consolidated Statements of Comprehensive Income, were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals during the six months ended (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 30, 2017	$1,343	$516	$1,859
Restructuring charges	322	1,853	2,175
Cash payments	(1,376)	(2,369)	(3,745)
Restructuring allowance as of June 30, 2018	$289	$—	$289

Real Estate Transaction
As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale of property, plant, and equipment" in the Condensed Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility was deferred and is being amortized as a reduction to rent expense evenly over the term of the lease. As of June 30, 2018, the current portion of the deferred gain is $0.5 million and included within "Accounts payable and accrued expenses" and the long-term portion of the deferred gain is $4.5 million and included within "Other Long-Term Liabilities", both in the Condensed Consolidated Balance Sheets. The transaction did not have a material impact to the Condensed Consolidated Statements of Comprehensive Income.

Note 4. Acquisitions and Divestitures

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships, for which the impact is not material to the Corporation's financial statements.

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 86 percent valued by the last-in, first-out ("LIFO") costing method. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2018	December 30, 2017

Finished products	$115,902	$101,715
Materials and work in process	96,973	81,202
LIFO allowance	(27,504)	(27,234)
Total inventories	$185,371	$155,683

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Goodwill	$279,482	$279,505
Definite-lived intangible assets	173,253	182,186
Indefinite-lived intangible assets	29,156	29,201
Total goodwill and other intangible assets	$481,891	$490,892

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 30, 2017
Goodwill	$128,657	$183,199	$311,856
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of December 30, 2017	96,449	183,056	279,505

Foreign currency translation adjustment	(23)	—	(23)

Balance as of June 30, 2018
Goodwill	128,634	183,199	311,833
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of June 30, 2018	$96,426	$183,056	$279,482

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$30	$10	$40	$26	$14
Software	169,703	42,967	126,736	167,105	34,792	132,313
Trademarks and trade names	7,564	2,391	5,173	7,564	2,061	5,503
Customer lists and other	105,881	64,547	41,334	106,090	61,734	44,356
Net definite-lived intangible assets	$283,188	$109,935	$173,253	$280,799	$98,613	$182,186

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Capitalized software	$4,277	$1,227	$8,444	$2,567
Other definite-lived intangibles	$1,642	$1,748	$3,330	$3,521

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2018	2019	2020	2021	2022
Amortization expense	$23.3	$22.6	$21.7	$20.5	$18.5

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

	June 30, 2018	December 30, 2017
Trademarks and trade names	$29,156	$29,201

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist. During the second quarter of 2018, the Corporation determined a triggering event occurred for one of the Corporation's reporting units within the office furniture segment due to lower expectations of operating results for the year. Accordingly, interim quantitative impairment tests were performed for goodwill and an indefinite-lived intangible asset. The tests indicated no impairment. In conjunction with the interim impairment tests, the Corporation tested the recoverability of the long-lived assets for the reporting unit, other than goodwill and the indefinite-lived intangible asset, and found no impairments.

The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for operational transformation, and other expectations about the anticipated short-term and long-term operating results of the reporting unit. The Corporation assumed a discount rate of 13.0 percent, near term growth rates ranging from 7 percent to 9 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $4.2 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $2.0 million decrease in the estimated fair value of the reporting unit. Neither of these scenarios individually would result in an impairment of the reporting unit's goodwill. There is $19.6 million of goodwill associated with this reporting unit as of June 30, 2018.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of period	$15,388	$15,250
Accruals for warranties issued during period	12,219	11,276
Adjustments related to pre-existing warranties	93	32
Settlements made during the period	(12,234)	(11,332)
Balance at end of period	$15,466	$15,226

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	June 30, 2018	December 30, 2017
Current - in the next twelve months	$9,635	$9,524
Long-term - beyond one year	5,831	5,864
Total estimated settlements	$15,466	$15,388

Note 8.  Long-Term Debt

Long-term debt is as follows (in thousands):

	June 30, 2018	December 30, 2017
Revolving credit facility with interest at a variable rate (June 30, 2018 - 3.3%; December 30, 2017 - 2.7%)	$197,000	$267,500
Seven-year fixed rate notes with an interest rate of 4.22%	50,000	—
Ten-year fixed rate notes with an interest rate of 4.40%	50,000	—
Other amounts	518	9,148
Deferred debt issuance costs	(687)	—
Total debt	296,831	276,648
Less: Current maturities of long-term debt	434	36,648
Long-term debt	$296,397	$240,000

As of June 30, 2018, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of $1.7 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of June 30, 2018, there was $197 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months.

In addition to the revolving credit facility, the Corporation also has borrowings outstanding under private placement note agreements. On May 31, 2018, the Corporation entered into a $100 million note purchase agreement. Under the agreement, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22%, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40%, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. The current portion of $0.1 million is the amount to be amortized over the next twelve months based on the current private placement note agreements and is reflected in "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheets. The long-term portion of $0.6 million is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures and strategic initiatives, such as acquisitions and repurchases of common stock.

The credit agreement and private placement notes both contain financial and non-financial covenants. The covenants under both are substantially the same. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of June 30, 2018, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 9.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Income before income taxes	$24,431	$20,627	$25,893	$27,586
Income taxes	$5,835	$6,771	$4,836	$8,949
Effective tax rate	23.9%	32.8%	18.6%	32.4%

The Corporation's effective tax rate was lower in the three and six months ended June 30, 2018 compared to the same periods last year primarily due to the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act"). An additional driver of the change in the effective tax rate for the first six months was the release of a valuation allowance for certain foreign jurisdictions.

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In January 2018, the FASB released guidance on the accounting for tax relating to the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Effective in the first quarter of fiscal 2018, the Corporation elected to treat any potential GILTI inclusions as a period cost, as no material impact is projected from GILTI inclusions and any deferred taxes related to any inclusion are not material. Also under the Act, a corporation's foreign earnings accumulated under legacy tax laws are deemed repatriated. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. Additionally, under the Act and for purposes of Internal Revenue Code Section 162(m) Excessive Executive Compensation Limit, the Corporation elected to allocate deductible compensation to cash compensation first, then to share-based compensation.

Note 10.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, variable-rate and fixed-rate debt obligations, and deferred stock-based compensation.  The marketable securities are comprised of money market funds, government securities, and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of June 30, 2018
Cash and cash equivalents (including money market funds) (1)	$31,065	$31,065	$—	$—
Government securities (2)	$6,905	$—	$6,905	$—
Corporate bonds (2)	$5,425	$—	$5,425	$—
Derivative financial instruments (3)	$5,146	$—	$5,146	$—
Variable-rate debt obligations (4)	$197,000	$—	$197,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$8,901	$—	$8,901	$—

Balance as of December 30, 2017
Cash and cash equivalents (including money market funds) (1)	$23,348	$23,348	$—	$—
Government securities (2)	$6,345	$—	$6,345	$—
Corporate bonds (2)	$6,149	$—	$6,149	$—
Derivative financial instruments (3)	$3,354	$—	$3,354	$—
Variable-rate debt obligations (4)	$267,500	$—	$267,500	$—
Deferred stock-based compensation (5)	$8,885	$—	$8,885	$—

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

Note 11.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable for the six months ended (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(1,127)	(117)	—	2,147	903
Tax (expense) or benefit	—	25	—	(526)	(501)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(268)	(268)
Balance as of June 30, 2018	$(1,096)	$(224)	$(5,630)	$3,473	$(3,477)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	459	57	—	(505)	11
Tax (expense) or benefit	—	(20)	—	186	166
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	190	190
Balance as of July 1, 2017	$(729)	$(68)	$(5,167)	$1,331	$(4,633)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of June 30, 2018, the fair value of the Corporation's interest rate swap was an asset of $5.1 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $3.5 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$241	$(108)	$355	$(301)
	Tax (expense) or benefit	(59)	40	(87)	111
	Net of tax	$182	$(68)	$268	$(190)
Amounts in parentheses indicate reductions to profit.

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share data):

	Six Months Ended
	June 30, 2018	July 1, 2017
Shares repurchased	205,822	521,562

Cash purchase price	$(7,963)	$(23,828)
Purchases unsettled as of quarter end	224	1,211
Prior year purchases settled in current year	(1,381)	—
Shares repurchased per cash flow	$(9,120)	$(22,617)

As of June 30, 2018, approximately $70.0 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Dividend
The Corporation declared and paid cash dividends per share as follows (in dollars):

	Six Months Ended
	June 30, 2018	July 1, 2017
Common shares	$0.580	$0.560

Note 12.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$18,597	$13,848	$21,107	$18,685
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,665	44,178	43,513	44,114
Potentially dilutive shares from stock-based compensation plans	625	1,128	688	1,261
Denominator for diluted EPS	44,290	45,306	44,201	45,375
Earnings per share – basic	$0.43	$0.31	$0.49	$0.42
Earnings per share – diluted	$0.42	$0.31	$0.48	$0.41

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,746,899	875,580	1,392,684	745,738

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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Compensation cost	$1,196	$1,132	$4,908	$5,803

The options and units granted by the Corporation had fair values as follows (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Stock options	$7,200	$7,206

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of June 30, 2018:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$5,238	1.2
Non-vested restricted stock units	$178	0.5

Note 14.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$213	$186	$426	$371
Interest cost	197	206	394	412
Amortization of net (gain) loss	26	6	63	13
Net periodic post-retirement benefit cost	$436	$398	$883	$796

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The new standard requires an entity with defined benefit and post-retirement benefit plans to present the service cost component of the net periodic benefit cost in the same income statement line item or items as other compensation costs arising from services rendered by employees during the period. All other components of net periodic benefit cost will be presented outside of operating income, if a subtotal is presented. The Corporation implemented the new standard in the first quarter of fiscal 2018 and it was applied retrospectively to each period presented. This standard did not have a material effect on the condensed consolidated financial statements or related disclosures.

Note 16.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $20 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $5 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

The aggregated office furniture segment manufactures and markets a broad line of commercial and home office furniture which includes storage products, desks, credenzas, chairs, tables, bookcases, freestanding office partitions and panel systems, and other related products.  The hearth products segment manufactures and markets a broad line of gas, electric, wood, and biomass burning fireplaces, inserts, stoves, facings, and accessories, principally for the home.

For purposes of segment reporting, intercompany sales between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated general corporate expenses.  These unallocated general corporate expenses include the net costs of the Corporation's corporate operations.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments, IT infrastructure, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation's primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Sales:
Office furniture	$423,878	$406,444	$804,793	$766,425
Hearth products	119,736	108,041	243,890	225,727
Total	$543,614	$514,485	$1,048,683	$992,152

Income Before Income Taxes:
Office furniture	$20,519	$19,683	$20,132	$26,127
Hearth products	16,312	12,104	33,426	23,915
General corporate	(9,771)	(10,138)	(22,812)	(20,459)
Operating income	$27,060	$21,649	$30,746	$29,583
Interest income (expense)	(2,629)	(1,022)	(4,853)	(1,997)
Total	$24,431	$20,627	$25,893	$27,586

Depreciation and Amortization Expense:
Office furniture	$11,204	$12,498	$22,190	$25,383
Hearth products	2,092	2,706	4,054	6,194
General corporate	5,539	2,421	11,036	4,887
Total	$18,835	$17,625	$37,280	$36,464

Capital Expenditures (including capitalized software):
Office furniture	$13,420	$16,345	$24,997	$37,365
Hearth products	1,229	5,134	4,167	7,212
General corporate	1,344	9,833	3,160	19,511
Total	$15,993	$31,312	$32,324	$64,088

			As of June 30, 2018	As of December 30, 2017
Identifiable Assets:
Office furniture			$822,130	$821,767
Hearth products			352,625	347,189
General corporate			213,633	222,594
Total			$1,388,388	$1,391,550

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

Net sales for the second quarter of fiscal 2018 were $543.6 million, an increase of 5.7 percent, compared to net sales of $514.5 million in the second quarter of fiscal 2017.  The change was driven by an increase in both the office furniture and hearth products segments. The closure and divestitures of small office furniture companies resulted in a net decrease in sales of $13.2 million compared to the second quarter of fiscal 2017.

Net income attributable to the Corporation in the second quarter of fiscal 2018 was $18.6 million compared to net income of $13.8 million in the second quarter of fiscal 2017. The increase was primarily driven by higher sales volume, lower restructuring and transition costs, and a lower tax rate. These factors were partially offset by input cost inflation, unfavorable product mix, amortization from the Corporation's Business Systems Transformation initiative, and strategic investments.

Recent Developments

On June 28, 2018, Stan Askren announced his retirement as Chief Executive Officer of the Corporation, following his previously announced retirement as President of the Corporation in April 2018. Consistent with a well-established and long-term succession plan, the Board promoted Jeffrey Lorenger as the Corporation's new Chief Executive Officer, who will also continue as President of the Corporation. The Corporation expects Mr. Askren will remain employed in a senior advisor role to assist with the transition and will continue as Chairman of the Board of Directors until his retirement, which is anticipated no later than December 31, 2018.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
Net sales	$543,614	$514,485	5.7%		$1,048,683	$992,152	5.7%
Cost of sales	342,744	329,733	3.9%		670,894	633,677	5.9%
Gross profit	200,870	184,752	8.7%		377,789	358,475	5.4%
Selling and administrative expenses	172,973	162,684	6.3%		344,868	326,350	5.7%
Restructuring and impairment charges	837	419	99.8%		2,175	2,542	(14.4%)
Operating income	27,060	21,649	25.0%		30,746	29,583	3.9%
Interest expense, net	2,629	1,022	157.2%		4,853	1,997	143.0%
Income before income taxes	24,431	20,627	18.4%		25,893	27,586	(6.1%)
Income taxes	5,835	6,771	(13.8%)		4,836	8,949	(46.0%)
Net income (loss) attributable to non-controlling interest	(1)	8	(112.5%)		(50)	(48)	(4.2%)
Net income attributable to HNI Corporation	$18,597	$13,848	34.3%		$21,107	$18,685	13.0%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	37.0	35.9	110	bps	36.0	36.1	-10	bps
Selling and administrative expenses	31.8	31.6	20	bps	32.9	32.9	—
Restructuring and impairment charges	0.2	0.1	10	bps	0.2	0.3	-10	bps
Operating income	5.0	4.2	80	bps	2.9	3.0	-10	bps
Income taxes	1.1	1.3	-20	bps	0.5	0.9	-40	bps
Net income attributable to HNI Corporation	3.4	2.7	70	bps	2.0	1.9	10	bps

Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2018 increased 5.7 percent or $29.1 million compared to the same quarter last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the supplies-driven, North American contract, and international businesses, but were partially offset by a decrease of $13.2 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales increased in the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 110 basis points in the second quarter of 2018 compared to the same quarter last year primarily driven by improved price realization and lower restructuring and transition costs, partially offset by increased input costs.

Second quarter 2018 cost of sales included $0.3 million of transition costs primarily related to structural realignment in China. Specific items incurred include production move costs.

Second quarter 2017 cost of sales included $3.0 million of restructuring costs and $4.3 million of transition costs primarily related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 20 basis points in the second quarter of 2018 compared to the same quarter last year primarily driven by amortization and impacts from the Business Systems Transformation initiative and strategic investments, partially offset by higher sales and the impact of closing and divesting small office furniture companies.

Restructuring and Impairment Charges

Restructuring and impairment charges as a percentage of net sales increased 10 basis points in the second quarter of 2018 compared to the same quarter last year primarily driven by charges incurred in connection with previously announced closures.

In the second quarter of 2018, the Corporation recorded $0.8 million of restructuring costs primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. These costs include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale.

In the second quarter of 2017, the Corporation recorded $0.4 million of restructuring costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

Interest Expense

Interest expense for the second quarter of 2018 increased $1.4 million compared to the same quarter last year. Higher average debt balances and variable interest rates drove approximately $0.8 million of the increase.  During the second quarter of 2017, the Corporation capitalized approximately $0.6 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended June 30, 2018 was an expense of $5.8 million on pre-tax income of $24.4 million, or an effective tax rate of 23.9 percent. The income tax provision reflects a lower rate in 2018 due to the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act"). For the three months ended July 1, 2017, the Corporation's income tax provision was an expense of $6.8 million on pre-tax income of $20.6 million, or an effective tax rate of 32.8 percent. Refer to "Note 9. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $18.6 million or $0.42 per diluted share in the second quarter of 2018 compared to $13.8 million or $0.31 per diluted share in the second quarter of 2017.

Six Months Ended

Net Sales

For the first six months of 2018, consolidated net sales increased 5.7 percent or $56.5 million to $1,048.7 million compared to $992.2 million in the same period last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the supplies-driven, North American contract, and international businesses, but were partially offset by a decrease of $25.5 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales increased in the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales decreased 10 basis points in the first six months of 2018 compared to the same period last year primarily driven by increased input costs and implementation costs from the Business Systems Transformation initiative, partially offset by improved price realization and lower restructuring and transition costs.

During the first six months of 2018, the Corporation recorded $1.5 million of transition costs in cost of sales primarily related to structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Specific items incurred include production move costs.

During the first six months of 2017, the Corporation recorded $7.2 million of restructuring costs and $8.1 million of transition costs in cost of sales primarily related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales remained consistent for the first six months of 2018 compared to the same period last year. Higher sales, cost management, and the impact of closing and divesting small office furniture companies were offset by amortization and impacts from the Business Systems Transformation initiative and strategic investments.

Restructuring and Impairment Charges

Restructuring and impairment charges as a percentage of net sales decreased 10 basis points in the first six months of 2018 compared to the same period last year primarily driven by lower charges incurred in connection with previously announced closures.

During the first six months of 2018, the Corporation recorded $2.2 million of restructuring and impairment charges primarily associated with the previously announced closures of the office furniture manufacturing facility in Orleans, Indiana and the hearth manufacturing facility in Paris, Kentucky. These costs include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale in Paris, Kentucky.

During the first six months of 2017, the Corporation recorded $2.5 million of restructuring costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

Interest Expense

Interest expense for the first six months of 2018 increased $2.7 million compared to the first six months of 2017. Higher average debt balances and variable interest rates drove approximately $1.5 million of the increase.  During the first six months of 2017, the Corporation capitalized approximately $1.2 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the six months ended June 30, 2018 was an expense of $4.8 million on pre-tax income of $25.9 million, or an effective tax rate of 18.6 percent. The income tax provision reflects a lower rate in 2018 due to the enactment of the Act and the impact of releasing a valuation allowance for certain foreign jurisdictions during the first quarter of 2018. For the six months ended July 1, 2017, the Corporation's income tax provision was an expense of $8.9 million on pre-tax income of $27.6 million, or an effective tax rate of 32.4 percent. Refer to "Note 9. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $21.1 million or $0.48 per diluted share for the first six months of 2018 compared to $18.7 million or $0.41 per diluted share for the first six months of 2017.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$423,878	$406,444	4.3%	$804,793	$766,425	5.0%
Operating profit	$20,519	$19,683	4.2%	$20,132	$26,127	(22.9%)
Operating profit %	4.8%	4.8%	—	2.5%	3.4%	-90	bps

Three Months Ended
Second quarter 2018 net sales for the office furniture segment increased 4.3 percent or $17.4 million compared to the same quarter last year. Sales increased in the supplies-driven, North American contract, and international businesses, but were partially offset by a decrease of $13.2 million due to the net impact of closing and divesting small office furniture companies.

Second quarter 2018 operating profit increased 4.2 percent or $0.8 million compared to the same quarter last year as a result of higher volume, improved price realization, lower restructuring and transition costs, and the impact of closing and divesting small office furniture companies, partially offset by increased input costs, the Business Systems Transformation initiative, and strategic investments.

In the second quarter of 2018, the office furniture segment recorded $0.1 million of restructuring costs and $0.3 million of transition costs primarily associated with structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Specific items incurred include production move costs and final facility closing costs. Of these charges, $0.3 million was included in cost of sales.

In the second quarter of 2017, the office furniture segment recorded $2.4 million of restructuring costs and $3.3 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $5.6 million was included in cost of sales.

Six Months Ended
Net sales for the first six months of 2018 for the office furniture segment increased 5.0 percent or $38.4 million compared to the same period last year. Sales increased in the supplies-driven, North American contract, and international businesses, but were partially offset by a decrease of $25.5 million due to the net impact of closing and divesting small office furniture companies.

Operating profit for the first six months of 2018 decreased 22.9 percent or $6.0 million compared to the same period last year. The year-to-date decrease in operating profit was driven by increased input costs, amortization and implementation costs from the Business Systems Transformation initiative, strategic investments, and unfavorable product and business mix, partially offset by higher volume, improved price realization, lower restructuring and transition costs, and the impact of closing and divesting small office furniture companies.

During the first six months of 2018, the office furniture segment recorded $1.3 million of restructuring costs and $1.2 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignment in China. Specific items incurred include severance, production move costs, and final facility closing costs. Of these charges, $1.2 million was included in cost of sales.

During the first six months of 2017, the office furniture segment recorded $5.8 million of restructuring costs and $6.3 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $11.2 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
Net sales	$119,736	$108,041	10.8%		$243,890	$225,727	8.0%
Operating profit	$16,312	$12,104	34.8%		$33,426	$23,915	39.8%
Operating profit %	13.6%	11.2%	240	bps	13.7%	10.6%	310	bps

Three Months Ended
Second quarter 2018 net sales for the hearth products segment increased 10.8 percent or $11.7 million compared to the same quarter last year. Sales increased in the new construction and retail businesses.

Second quarter 2018 operating profit increased 34.8 percent or $4.2 million compared to the same quarter last year as a result of higher sales volume, improved price realization, and lower restructuring and transition costs, partially offset by increased input costs and higher incentive based compensation.

In the second quarter of 2018, the hearth products segment recorded $0.7 million of restructuring and impairment charges primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. Specific items incurred include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale, severance, and final facility closing costs.

In the second quarter of 2017, the hearth products segment recorded $0.9 million of restructuring costs and $1.0 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $1.7 million was included in cost of sales.

Six Months Ended
Net sales for the first six months of 2018 for the hearth products segment increased 8.0 percent or $18.2 million compared to the same period last year. Sales increased in the new construction and retail businesses.

Operating profit for the first six months of 2018 increased 39.8 percent or $9.5 million compared to the same period last year. The year-to-date increase in operating profit was driven by higher sales volume, improved price realization, and lower restructuring and transition costs, partially offset by increased input costs and higher incentive based compensation.

During the first six months of 2018, the hearth products segment recorded $0.8 million of restructuring and impairment charges and $0.3 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale in Paris, Kentucky, production move costs, severance, and final facility closing costs. Of these charges, $0.3 million was included in cost of sales.

During the first six months of 2017, the hearth products segment recorded $3.9 million of restructuring costs and $1.8 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $4.0 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $29.5 million of cash in the first six months of 2018 compared to $27.3 million of cash used in the first six months of 2017.  The generation of cash compared to the prior year usage of cash was primarily due to changes in working capital timing, driven by accounts receivable and accrued expenses.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of fiscal 2018 were $32.3 million compared to $64.1 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  The decline compared to the prior year is primarily due to the completion of the Business Systems Transformation integrated information system and building reconfigurations. For the full year 2018, capital expenditures are expected to be approximately $70 to $80 million.

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

Cash Flow – Financing Activities
Long-Term Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. During the second quarter of 2018, the Corporation issued $100 million of private placement notes. The proceeds were used to repay outstanding borrowings under the revolving credit facility. See "Note 8. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining and/or modestly growing the quarterly dividend. Cash dividends declared and paid per share were as follows (in dollars):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Common shares	$0.295	$0.285	$0.580	$0.560

During the quarter, the Board approved an increase in the regular quarterly cash dividend on May 8, 2018. The dividend was paid on June 1, 2018 to shareholders of record on May 18, 2018. This was a 3.5 percent increase over the comparable prior year quarterly dividend paid on June 1, 2017.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the six months ended June 30, 2018, the Corporation repurchased 205,822 shares of its common stock at a cost of approximately $8.0 million, or an average price of $38.69 per share.  During the six months ended June 30, 2018, the Corporation also paid approximately $1.4 million relating to shares repurchased but not yet settled as of December 30, 2017. As of June 30, 2018, there was a payable of $0.2 million reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets relating to shares repurchased but not yet settled. As of June 30, 2018, $70.0 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first six months of fiscal 2018.

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

During the second quarter of 2018, the Corporation determined a triggering event occurred for one of the Corporation's reporting units within the office furniture segment due to lower expectations of operating results for the year. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Refer to "Note 6. Goodwill and Other Intangible Assets" for further information.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially affecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Corporation in fiscal 2019, but may be adopted at any time, and requires a modified-retrospective transition approach. The Corporation has completed a preliminary review of the impact of the new standard and expects right of use assets and lease liabilities to increase the assets and liabilities on the Consolidated Balance Sheets. The Corporation is also reviewing accounting policies and disclosures to determine changes needed to comply with this new standard, as well as identifying changes to the Corporation's business processes, systems, and controls needed to support adoption of this ASU. The Corporation has selected a technology tool to assist with the accounting and disclosure requirements of the new standard. The Corporation expects to adopt the standard in fiscal 2019 using the modified-retrospective transition approach.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. These risks and uncertainties include but are not limited to: the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; the Corporation's ability to successfully execute its business software system integration; the Corporation's ability to achieve desired results from closures and structural cost reduction initiatives; the Corporation's ability to achieve the anticipated benefits from integrating its acquired businesses and alliances; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; the impact of recent tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017, are not exclusive and further information concerning the Corporation's financial results or condition may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 30, 2017.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of June 30, 2018, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
The Corporation has been engaged in a multi-year, broad-based program, which is referred to as business systems transformation ("BST"). The BST initiative includes the introduction of a new software system along with related process changes intended to simplify and streamline the Corporation's business processes. In the first quarter of fiscal 2018, the Corporation implemented BST in the majority of the domestic office furniture operations. The implementation resulted in business and operational changes in areas including order management, production scheduling, pricing, shipping, purchasing, and general accounting. These changes required some modifications to the Corporation's internal control over financial reporting during the first and second quarter of fiscal 2018. Except for the BST implementation, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/01/18 – 04/28/18	—	$—	—	$72,045,172
04/29/18 – 05/26/18	—	$—	—	$72,045,172
05/27/18 – 06/30/18	53,000	$37.72	53,000	$70,045,902
Total	53,000		53,000
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

•
No repurchase plans expired or were terminated during the second quarter of fiscal 2018, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(3.1)	Amended and Restated By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed April 20, 2018)
(10.1)	Form of HNI Corporation Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 29, 2018)*
(10.2)
Note Purchase Agreement, dated May 31, 2018, by and among Registrant and the purchasers named in the agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 31, 2018)

(10.3)
Guaranty Agreement, dated May 31, 2018, made by each of the guarantors named in the agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 31, 2018)

(10.4)
Third Amended and Restated Credit Agreement, including all schedules and exhibits, dated as of April 20, 2018, by and among HNI Corporation, as Borrower, certain domestic subsidiaries of HNI Corporation, as Guarantors, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 24, 2018)

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*    Indicates management contract or compensatory plan.
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 31, 2018	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer