Form 10-Q
period 2018-09-29
HNI CORP
filed 2018-10-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of September 29, 2018 43,819,664

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Nine Months Ended September 29, 2018 and September 30, 2017	3

	Condensed Consolidated Balance Sheets - September 29, 2018 and December 30, 2017	4

	Consolidated Statements of Equity - Three Months and Nine Months Ended September 29, 2018 and September 30, 2017	6

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 29, 2018 and September 30, 2017	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	36

Signatures		37

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net sales	$611,120	$599,455	$1,659,803	$1,591,607
Cost of sales	377,789	378,211	1,048,683	1,011,888
Gross profit	233,331	221,244	611,120	579,719
Selling and administrative expenses	179,577	169,547	524,445	495,897
Gain on sale and license of assets	—	(6,805)	—	(6,805)
Restructuring and impairment charges	128	783	2,303	3,325
Operating income	53,626	57,719	84,372	87,302
Interest income	80	71	282	467
Interest expense	2,602	1,835	7,657	4,228
Income before income taxes	51,104	55,955	76,997	83,541
Income taxes	11,197	18,624	16,033	27,573
Net income	39,907	37,331	60,964	55,968
Less: Net income (loss) attributable to non-controlling interest	—	60	(50)	12
Net income attributable to HNI Corporation	$39,907	$37,271	$61,014	$55,956

Average number of common shares outstanding – basic	43,822,757	43,682,805	43,616,046	43,970,377
Net income attributable to HNI Corporation per common share – basic	$0.91	$0.85	$1.40	$1.27
Average number of common shares outstanding – diluted	44,678,824	44,479,117	44,349,456	45,078,719
Net income attributable to HNI Corporation per common share – diluted	$0.89	$0.84	$1.38	$1.24

Foreign currency translation adjustments	$(817)	$320	$(1,944)	$779
Change in unrealized gains (losses) on marketable securities, net of tax	(6)	7	(99)	44
Change in derivative financial instruments, net of tax	106	38	1,459	(90)
Other comprehensive income (loss), net of tax	(717)	365	(584)	733
Comprehensive income	39,190	37,696	60,380	56,701
Less: Comprehensive income (loss) attributable to non-controlling interest	—	60	(50)	12
Comprehensive income attributable to HNI Corporation	$39,190	$37,636	$60,430	$56,689

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	September 29, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$43,738	$23,348
Short-term investments	1,880	2,015
Receivables	254,898	258,551
Inventories	174,551	155,683
Prepaid expenses and other current assets	38,839	49,283
Total Current Assets	513,906	488,880

Property, Plant, and Equipment:
Land and land improvements	28,120	28,593
Buildings	292,048	306,137
Machinery and equipment	553,236	556,571
Construction in progress	31,243	39,788
	904,647	931,089
Less accumulated depreciation	525,316	540,768
Net Property, Plant, and Equipment	379,331	390,321

Goodwill and Other Intangible Assets	480,812	490,892

Deferred Income Taxes	193	193

Other Assets	21,504	21,264

Total Assets	$1,395,746	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	September 29, 2018	December 30, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$430,723	$450,128
Current maturities of long-term debt	720	36,648
Current maturities of other long-term obligations	4,518	2,927
Total Current Liabilities	435,961	489,703

Long-Term Debt	249,334	240,000

Other Long-Term Liabilities	77,628	70,409

Deferred Income Taxes	79,749	76,861

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
September 29, 2018 – 43,820 shares
December 30, 2017 – 43,354 shares	43,820	43,354

Additional paid-in capital	27,517	7,029
Retained earnings	485,432	467,296
Accumulated other comprehensive income (loss)	(4,195)	(3,611)
Total HNI Corporation shareholders' equity	552,574	514,068

Non-controlling interest	500	509

Total Equity	553,074	514,577

Total Liabilities and Equity	$1,395,746	$1,391,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 29, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 30, 3018	$43,736	$26,077	$458,458	$(3,477)	$500	$525,294
Comprehensive income:
Net income (loss)	—	—	39,907	—	—	39,907
Other comprehensive income (loss), net of tax	—	—	—	(717)	—	(717)
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $0.295 per share	—	—	(12,933)	—	—	(12,933)
Common shares – treasury:
Shares purchased	(163)	(6,758)	—	—	—	(6,921)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	247	8,198	—	—	—	8,445
Balance, September 29, 2018	$43,820	$27,517	$485,432	$(4,195)	$500	$553,074

	Nine Months Ended - September 29, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	61,014	—	(50)	60,964
Other comprehensive income (loss), net of tax	—	—	—	(584)	—	(584)
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.875 per share	—	—	(38,201)	—	—	(38,201)
Common shares – treasury:
Shares purchased	(369)	(9,879)	(4,636)	—	—	(14,884)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	835	30,367	—	—	—	31,202
Balance, September 29, 2018	$43,820	$27,517	$485,432	$(4,195)	$500	$553,074

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2017	$44,056	$5,438	$449,130	$(4,633)	$358	$494,349
Comprehensive income:
Net income (loss)	—	—	37,271	—	60	37,331
Other comprehensive income (loss), net of tax	—	—	—	365	—	365
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $0.285 per share	—	—	(12,448)	—	—	(12,448)
Common shares – treasury:
Shares purchased	(779)	(4,379)	(23,864)	—	—	(29,022)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	150	5,155	—	—	—	5,305
Balance, September 30, 2017	$43,427	$6,214	$450,089	$(4,267)	$418	$495,881

	Nine Months Ended - September 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	55,956	—	12	55,968
Other comprehensive income (loss), net of tax	—	—	—	733	—	733
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $0.845 per share	—	—	(37,175)	—	—	(37,175)
Common shares – treasury:
Shares purchased	(1,301)	(21,333)	(30,216)	—	—	(52,850)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	649	27,547	—	—	—	28,196
Balance, September 30, 2017	$43,427	$6,214	$450,089	$(4,267)	$418	$495,881

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net Cash Flows From (To) Operating Activities:
Net income	$60,964	$55,968
Non-cash items included in net income:
Depreciation and amortization	55,887	54,524
Other post-retirement and post-employment benefits	1,325	1,194
Stock-based compensation	6,215	6,759
Deferred income taxes	2,733	8,128
(Gain) loss on sale, retirement, license, and impairment of long-lived assets and intangibles, net	1,283	(5,085)
Amortization of deferred gain on sale leaseback transaction	(285)	—
Other – net	2,599	(1,649)
Net increase (decrease) in operating assets and liabilities, net of divestitures	(16,533)	(53,096)
Increase (decrease) in other liabilities	849	(9,399)
Net cash flows from (to) operating activities	115,037	57,344

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(39,887)	(87,142)
Proceeds from sale and license of property, plant, equipment, and intangibles	22,686	8,646
Capitalized software	(7,092)	(16,749)
Acquisition spending, net of cash acquired	(2,850)	(898)
Purchase of investments	(2,471)	(2,874)
Sales or maturities of investments	2,375	2,678
Other – net	1,135	1,511
Net cash flows from (to) investing activities	(26,104)	(94,828)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt and other financing	(352,795)	(185,390)
Proceeds from long-term debt	322,755	287,188
Dividends paid	(38,201)	(37,175)
Purchase of HNI Corporation common stock	(16,043)	(52,850)
Proceeds from sales of HNI Corporation common stock	15,896	12,024
Withholding related to net share settlements of equity based awards	(155)	(209)
Net cash flows from (to) financing activities	(68,543)	23,588

Net increase (decrease) in cash and cash equivalents	20,390	(13,896)
Cash and cash equivalents at beginning of period	23,348	36,312
Cash and cash equivalents at end of period	$43,738	$22,416

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 30, 2017 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 29, 2018 are not necessarily indicative of the results expected for the fiscal year ending December 29, 2018.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Segment	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Supplies-driven channel	Office Furniture	$265,971	$238,542	$680,656	$620,602
Contract channel	Office Furniture	205,716	226,770	595,824	611,135
Hearth	Hearth Products	139,433	134,143	383,323	359,870
Net sales		$611,120	$599,455	$1,659,803	$1,591,607

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

Contract assets and contract liabilities were as follows (in thousands):

	September 29, 2018	December 30, 2017
Trade receivables (1)	$257,191	$260,455
Contract assets (current) (2)	$483	$300
Contract assets (long-term) (3)	$3,905	$2,350
Contract liabilities (4)	$53,495	$54,527

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the nine months ended September 29, 2018 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2,100	$—
Reclassification of contract assets to contra revenue	(362)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(87,674)
Contract liabilities paid	—	86,329
Cash received in advance and not recognized as revenue	—	(43,878)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	46,178
Impact of business combination	—	77
Net change	$1,738	$1,032

For the three months ended September 29, 2018, no revenue was recognized in the Condensed Consolidated Statements of Comprehensive Income related to contract liabilities as of December 30, 2017, as the entire liability was recognized as revenue during the three months ended March 31, 2018. For the nine months ended September 29, 2018, the Corporation recognized revenue of $12.5 million in the Condensed Consolidated Statements of Comprehensive Income related to contract liabilities as of December 30, 2017.

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

Accounting Policies and Practical Expedients Elected
The Corporation elected to use the modified-retrospective method of adopting the new standard on revenue recognition. The new standard has been applied to all contracts not completed as of December 30, 2017, the end of the Corporation’s fiscal 2017. The impact of the Corporation's transition adjustment for the new revenue recognition guidance was not material to the Corporation's results of operations or financial position. The additional disclosures required as a result of adopting the new revenue recognition guidance were material to the Corporation's financial statements.

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

These accounting policies and practical expedients have been applied consistently to all revenue transactions.

Note 3.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of sales - accelerated depreciation	$—	$1,552	$—	$8,711
Restructuring and impairment charges	128	783	2,303	3,325
Total restructuring costs	$128	$2,335	$2,303	$12,036

Restructuring costs in the third quarter of 2018 were primarily incurred as part of the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. Restructuring costs in the year-to-date period for 2018 also include an impairment charge from the sale of the closed manufacturing facility in Paris, Kentucky and costs incurred as part of the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Restructuring costs in both the quarter and year-to-date periods for 2017, which include accelerated depreciation recorded in "Cost of sales" in the Condensed Consolidated Statements of Comprehensive Income, were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 30, 2017	$1,343	$516	$1,859
Restructuring charges	350	1,953	2,303
Cash payments	(1,573)	(2,469)	(4,042)
Restructuring allowance as of September 29, 2018	$120	$—	$120

Real Estate Transaction
As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Condensed Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility was deferred and is being amortized as a reduction to rent expense evenly over the term of the lease. As of September 29, 2018, the current portion of the deferred gain is $0.5 million and included within "Accounts payable and accrued expenses" and the long-term portion of the deferred gain is $4.4 million and included within "Other Long-Term Liabilities" in the Condensed Consolidated Balance Sheets. The transaction did not have a material impact to the Condensed Consolidated Statements of Comprehensive Income.

Note 4. Acquisitions and Divestitures

On September 21, 2018, the Corporation acquired a small hearth products company at a purchase price of approximately $3 million, resulting in a preliminary goodwill valuation of $3.4 million. The remaining assets and liabilities recorded in the third quarter of 2018 were not material to the Corporation's financial statements. The Corporation will finalize the allocation of the purchase price over the next few quarters based on the final purchase price and fair value adjustments.

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

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 83 percent valued by the last-in, first-out ("LIFO") costing method. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 29, 2018	December 30, 2017

Finished products	$106,349	$101,715
Materials and work in process	95,584	81,202
LIFO allowance	(27,382)	(27,234)
Total inventories	$174,551	$155,683

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Goodwill	$282,939	$279,505
Definite-lived intangible assets	168,692	182,186
Indefinite-lived intangible assets	29,181	29,201
Total goodwill and other intangible assets	$480,812	$490,892

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 30, 2017
Goodwill	$128,657	$183,199	$311,856
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of December 30, 2017	96,449	183,056	279,505

Goodwill acquired during the year	—	3,444	3,444
Foreign currency translation adjustment	(10)	—	(10)

Balance as of September 29, 2018
Goodwill	128,647	186,643	315,290
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of September 29, 2018	$96,439	$186,500	$282,939

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 29, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$32	$8	$40	$26	$14
Software	169,915	46,110	123,805	167,105	34,792	132,313
Trademarks and trade names	7,564	2,556	5,008	7,564	2,061	5,503
Customer lists and other	105,946	66,075	39,871	106,090	61,734	44,356
Net definite-lived intangible assets	$283,465	$114,773	$168,692	$280,799	$98,613	$182,186

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Capitalized software	$4,290	$2,658	$12,734	$5,225
Other definite-lived intangibles	$1,642	$1,746	$4,972	$5,267

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2018	2019	2020	2021	2022
Amortization expense	$23.6	$22.9	$22.0	$20.7	$18.5

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 29, 2018	December 30, 2017
Trademarks and trade names	$29,181	$29,201

Sale and License of an Intangible Asset
In the third quarter of 2017, the Corporation recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset, which had a zero carrying value. This nonrecurring gain is reflected in "Gain on sale and license of assets" in the Condensed Consolidated Statements of Comprehensive Income.

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist. During the third quarter of 2018, the Corporation determined a triggering event occurred for one of the Corporation's reporting units within the office furniture segment due to lower projected operating results for the year. Accordingly, interim quantitative impairment tests were performed for goodwill and an indefinite-lived intangible asset. The tests indicated no impairment. In conjunction with the interim impairment tests, the Corporation also tested the recoverability of the remaining long-lived assets for the reporting unit and found no impairments.

The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for operational transformation, and other expectations about the anticipated short-term and long-term operating results of the reporting unit. The Corporation assumed a discount rate of 13.5 percent, near term growth rates ranging from 3 percent to 12 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $3.8 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $1.8 million decrease in the estimated fair value of the reporting unit. Neither of these scenarios individually would result in an impairment of the reporting unit's goodwill. There is $19.6 million of goodwill associated with this reporting unit as of September 29, 2018.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance at beginning of period	$15,388	$15,250
Accruals for warranties issued during period	22,130	15,197
Adjustments related to pre-existing warranties	116	(298)
Settlements made during the period	(22,203)	(15,424)
Balance at end of period	$15,431	$14,725

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	September 29, 2018	December 30, 2017
Current - in the next twelve months	$9,372	$9,524
Long-term - beyond one year	6,059	5,864
Total estimated settlements	$15,431	$15,388

Note 8.  Long-Term Debt

Long-term debt is as follows (in thousands):

	September 29, 2018	December 30, 2017
Revolving credit facility with interest at a variable rate (September 29, 2018 - 3.4%; December 30, 2017 - 2.7%)	$150,000	$267,500
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	—
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	—
Other amounts	720	9,148
Deferred debt issuance costs	(666)	—
Total debt	250,054	276,648
Less: Current maturities of long-term debt	720	36,648
Long-term debt	$249,334	$240,000

As of September 29, 2018, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of $1.6 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 29, 2018, there was $150 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. The current portion of $0.1 million is the amount to be amortized over the next twelve months based on the private placement note agreements and is reflected in "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheets. The long-term portion of $0.6 million is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of September 29, 2018, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 9.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income before income taxes	$51,104	$55,955	$76,997	$83,541
Income taxes	$11,197	$18,624	$16,033	$27,573
Effective tax rate	21.9%	33.3%	20.8%	33.0%

The Corporation's effective tax rate was lower in the three and nine months ended September 29, 2018 compared to the same periods last year primarily due to the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act"). An additional driver of the change in the effective tax rate for the first nine months of 2018 was the release of a valuation allowance for certain foreign jurisdictions.

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in the reporting period that includes December 22, 2017 in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Corporation determined as of the end of fiscal 2017, the $45.4 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.1 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 30, 2017. Additional work was necessary to complete a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Subsequent adjustments to these amounts, which were not material, were recorded to current tax expense in the third quarter of 2018 when the analysis was completed.

During the third quarter of 2018, the 2017 federal income tax return was completed resulting in a $0.5 million detriment related to the reversal of net deferred tax liabilities based on the rates at which they are expected to reverse in the future as a result of tax reform rate changes. The Corporation finalized its calculation of the full impact of the Act on its 2017 federal income tax return during the third quarter of 2018.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 29, 2018
Cash and cash equivalents (including money market funds) (1)	$43,738	$43,738	$—	$—
Government securities (2)	$7,094	$—	$7,094	$—
Corporate bonds (2)	$5,341	$—	$5,341	$—
Derivative financial instruments (3)	$5,286	$—	$5,286	$—
Variable-rate debt obligations (4)	$150,000	$—	$150,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$10,665	$—	$10,665	$—

Balance as of December 30, 2017
Cash and cash equivalents (including money market funds) (1)	$23,348	$23,348	$—	$—
Government securities (2)	$6,345	$—	$6,345	$—
Corporate bonds (2)	$6,149	$—	$6,149	$—
Derivative financial instruments (3)	$3,354	$—	$3,354	$—
Variable-rate debt obligations (4)	$267,500	$—	$267,500	$—
Deferred stock-based compensation (5)	$8,885	$—	$8,885	$—

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

Note 11.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(1,944)	(125)	—	2,593	524
Tax (expense) or benefit	—	26	—	(635)	(609)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(499)	(499)
Balance as of September 29, 2018	$(1,913)	$(231)	$(5,630)	$3,579	$(4,195)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	779	68	—	(471)	376
Tax (expense) or benefit	—	(24)	—	174	150
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	207	207
Balance as of September 30, 2017	$(409)	$(61)	$(5,167)	$1,370	$(4,267)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of September 29, 2018, the fair value of the Corporation's interest rate swap was an asset of $5.3 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $3.6 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$305	$(27)	$661	$(328)
	Tax (expense) or benefit	(75)	10	(162)	121
	Net of tax	$230	$(17)	$499	$(207)
Amounts in parentheses indicate reductions to profit.

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share data):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Shares repurchased	368,822	1,300,936

Cash purchase price	$(14,884)	$(52,850)
Purchases unsettled as of quarter end	222	—
Prior year purchases settled in current year	(1,381)	—
Shares repurchased per cash flow	$(16,043)	$(52,850)

As of September 29, 2018, approximately $63.1 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Dividend
The Corporation declared and paid cash dividends per share as follows (in dollars):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Common shares	$0.875	$0.845

Note 12.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$39,907	$37,271	$61,014	$55,956
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,823	43,683	43,616	43,970
Potentially dilutive shares from stock-based compensation plans	856	796	733	1,109
Denominator for diluted EPS	44,679	44,479	44,349	45,079
Earnings per share – basic	$0.91	$0.85	$1.40	$1.27
Earnings per share – diluted	$0.89	$0.84	$1.38	$1.24

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common stock equivalents excluded because their inclusion would be anti-dilutive (in thousands)	1,273	1,111	1,474	788

Note 13. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods. Stock-based compensation expense is the cost of stock options and time-based restricted stock units issued under the shareholder approved stock-based compensation plans and shares issued under the shareholder approved member stock purchase plans. The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Compensation cost	$1,307	$956	$6,215	$6,759

The options and units granted by the Corporation had fair values as follows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Stock options	$7,200	$7,206
Restricted stock units	$76	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of September 29, 2018:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$4,419	1.2
Non-vested restricted stock units	$980	1.1

Note 14.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$213	$185	$639	$556
Interest cost	197	206	591	619
Amortization of net (gain) loss	32	6	95	19
Net periodic post-retirement benefit cost	$442	$397	$1,325	$1,194

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

Note 16.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $19 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $3 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation initiated litigation in Iowa on August 15, 2017 against the purchasers of Artcobell for amounts owed in connection with the sale of Artcobell.  Artcobell initiated litigation against the Corporation in Texas on June 14, 2017 regarding a dispute arising after the sale of Artcobell. On October 9, 2018, the Corporation resolved all claims related to the disputes. The Corporation is not required to make any payments and expects to record an immaterial recovery in the fourth quarter of 2018.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Sales:
Office furniture	$471,687	$465,312	$1,276,480	$1,231,737
Hearth products	139,433	134,143	383,323	359,870
Total	$611,120	$599,455	$1,659,803	$1,591,607

Income Before Income Taxes:
Office furniture	$46,075	$39,729	$66,207	$65,856
Hearth products	21,824	28,737	55,250	52,651
General corporate	(14,273)	(10,747)	(37,085)	(31,205)
Operating income	53,626	57,719	84,372	87,302
Interest expense, net	2,522	1,764	7,375	3,761
Total	$51,104	$55,955	$76,997	$83,541

Depreciation and Amortization Expense:
Office furniture	$11,012	$12,132	$33,202	$37,515
Hearth products	2,026	1,973	6,080	8,167
General corporate	5,569	3,955	16,605	8,842
Total	$18,607	$18,060	$55,887	$54,524

Capital Expenditures (including capitalized software):
Office furniture	$10,324	$27,102	$35,321	$64,467
Hearth products	2,150	5,606	6,317	12,818
General corporate	2,181	7,095	5,341	26,606
Total	$14,655	$39,803	$46,979	$103,891

			As of September 29, 2018	As of December 30, 2017
Identifiable Assets:
Office furniture			$817,753	$821,767
Hearth products			360,609	347,189
General corporate			217,384	222,594
Total			$1,395,746	$1,391,550

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

Net sales for the third quarter of 2018 were $611.1 million, an increase of 1.9 percent, compared to net sales of $599.5 million in the third quarter of 2017.  The change was driven by an increase in both the office furniture and hearth products segments. The closure and divestitures of small office furniture companies resulted in a net decrease in sales of $15.0 million compared to the third quarter of 2017.

Net income attributable to the Corporation in the third quarter of 2018 was $39.9 million compared to net income of $37.3 million in the third quarter of 2017. The increase was primarily driven by productivity gains, improved price realization, lower restructuring and transition costs, and a lower tax rate. These factors were partially offset by input cost inflation, lower volume in the contract office furniture business, higher incentive based compensation, and strategic investments. In the third quarter of 2017, the Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Change		September 29, 2018	September 30, 2017	Change
Net sales	$611,120	$599,455	1.9%		$1,659,803	$1,591,607	4.3%
Cost of sales	377,789	378,211	(0.1%)		1,048,683	1,011,888	3.6%
Gross profit	233,331	221,244	5.5%		611,120	579,719	5.4%
Selling and administrative expenses	179,577	169,547	5.9%		524,445	495,897	5.8%
Gain on sale and license of assets	—	(6,805)	(100.0%)		—	(6,805)	(100.0%)
Restructuring and impairment charges	128	783	(83.7%)		2,303	3,325	(30.7%)
Operating income	53,626	57,719	(7.1%)		84,372	87,302	(3.4%)
Interest expense, net	2,522	1,764	43.0%		7,375	3,761	96.1%
Income before income taxes	51,104	55,955	(8.7%)		76,997	83,541	(7.8%)
Income taxes	11,197	18,624	(39.9%)		16,033	27,573	(41.9%)
Net income (loss) attributable to non-controlling interest	—	60	(100.0%)		(50)	12	(516.7%)
Net income attributable to HNI Corporation	$39,907	$37,271	7.1%		$61,014	$55,956	9.0%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	38.2	36.9	130	bps	36.8	36.4	40	bps
Selling and administrative expenses	29.4	28.3	110	bps	31.6	31.2	40	bps
Gain on sale and license of assets	—	(1.1)	110	bps	—	(0.4)	40	bps
Restructuring and impairment charges	—	0.1	-10	bps	0.1	0.2	-10	bps
Operating income	8.8	9.6	-80	bps	5.1	5.5	-40	bps
Income taxes	1.8	3.1	-130	bps	1.0	1.7	-70	bps
Net income attributable to HNI Corporation	6.5	6.2	30	bps	3.7	3.5	20	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2018 increased 1.9 percent or $11.7 million compared to the same quarter last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the supplies-driven business, but were partially offset by a decrease in the contract business and a decrease of $15.0 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales increased in the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 130 basis points in the third quarter of 2018 compared to the same quarter last year primarily driven by productivity gains, improved price realization, and lower restructuring and transition costs, partially offset by increased input costs and lower volume in the contract office furniture business.

Third quarter 2018 cost of sales included $0.2 million of transition costs primarily related to the previously announced closure of the hearth manufacturing facility in Paris, Kentucky.

Third quarter 2017 cost of sales included $1.6 million of restructuring costs and $3.6 million of transition costs primarily related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 110 basis points in the third quarter of 2018 compared to the same quarter last year primarily driven by higher incentive based compensation, strategic investments, amortization from the Business Systems Transformation investment, and the impact of the Corporation's stock price change on deferred compensation, partially offset by higher sales and the impact of closing and divesting small office furniture companies.

Restructuring Charges

Restructuring charges as a percentage of net sales decreased 10 basis points in the third quarter of 2018 compared to the same quarter last year primarily due to lower charges incurred in connection with previously announced closures.

In the third quarter of 2018, the Corporation recorded $0.1 million of restructuring costs primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky.

In the third quarter of 2017, the Corporation recorded $0.8 million of restructuring costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. The Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017.

Interest Expense

Interest expense for the third quarter of 2018 increased $0.8 million compared to the same quarter last year. Higher average debt balances, higher variable interest rates, and incremental amortization of deferred debt issuance costs drove approximately $0.5 million of the increase. During the third quarter of 2017, the Corporation capitalized approximately $0.3 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended September 29, 2018 was an expense of $11.2 million on pre-tax income of $51.1 million, or an effective tax rate of 21.9 percent. The income tax provision reflects a lower rate in 2018 primarily due to the enactment of the Tax Cuts and Jobs Act in 2017 (the "Act"). For the three months ended September 30, 2017, the Corporation's income tax provision was an expense of $18.6 million on pre-tax income of $56.0 million, or an effective tax rate of 33.3 percent. Refer to "Note 9. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $39.9 million or $0.89 per diluted share in the third quarter of 2018 compared to $37.3 million or $0.84 per diluted share in the third quarter of 2017.

Results of Operations - Nine Months Ended

Net Sales

For the first nine months of 2018, consolidated net sales increased 4.3 percent or $68.2 million to $1,659.8 million compared to $1,591.6 million in the same period last year. The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in the supplies-driven business, but were partially offset by a decrease in the contract business and a decrease of $40.5 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales increased in the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 40 basis points in the first nine months of 2018 compared to the same period last year primarily driven by productivity gains, improved price realization, and lower restructuring and transition costs, partially offset by increased input costs and implementation costs from the Business Systems Transformation initiative.

During the first nine months of 2018, the Corporation recorded $1.7 million of transition costs in cost of sales primarily related to structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Specific items incurred include production move costs.

During the first nine months of 2017, the Corporation recorded $8.7 million of restructuring costs and $11.7 million of transition costs in cost of sales primarily related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 40 basis points in the first nine months of 2018 compared to the same period last year primarily driven by amortization and other impacts from the Business Systems Transformation initiative and strategic investments, partially offset by higher sales and the impact of closing and divesting small office furniture companies.

Restructuring and Impairment Charges

Restructuring and impairment charges as a percentage of net sales decreased 10 basis points in the first nine months of 2018 compared to the same period last year primarily due to lower charges incurred in connection with previously announced closures.

During the first nine months of 2018, the Corporation recorded $2.3 million of restructuring and impairment charges primarily associated with the previously announced closures of the office furniture manufacturing facility in Orleans, Indiana and the hearth manufacturing facility in Paris, Kentucky. These costs include an impairment charge from the sale of the closed manufacturing facility in Paris, Kentucky.

During the first nine months of 2017, the Corporation recorded $3.3 million of restructuring costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. The Corporation also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017.

Interest Expense

Interest expense for the first nine months of 2018 increased $3.4 million compared to the first nine months of 2017. Higher average debt balances, higher variable interest rates, and incremental amortization of deferred debt issuance costs drove approximately $1.9 million of the increase. During the first nine months of 2017, the Corporation capitalized approximately $1.5 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the nine months ended September 29, 2018 was an expense of $16.0 million on pre-tax income of $77.0 million, or an effective tax rate of 20.8 percent. The income tax provision reflects a lower rate in 2018 primarily due to the enactment of the Act and the impact of releasing a valuation allowance for certain foreign jurisdictions during the first quarter of 2018. For the nine months ended September 30, 2017, the Corporation's income tax provision was an expense of $27.6 million on pre-tax income of $83.5 million, or an effective tax rate of 33.0 percent. Refer to "Note 9. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $61.0 million or $1.38 per diluted share for the first nine months of 2018 compared to $56.0 million or $1.24 per diluted share for the first nine months of 2017.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Change		September 29, 2018	September 30, 2017	Change
Net sales	$471,687	$465,312	1.4%		$1,276,480	$1,231,737	3.6%
Operating profit	$46,075	$39,729	16.0%		$66,207	$65,856	0.5%
Operating profit %	9.8%	8.5%	130	bps	5.2%	5.3%	-10	bps

Three Months Ended
Third quarter 2018 net sales for the office furniture segment increased 1.4 percent or $6.4 million compared to the same quarter last year. Sales increased in the supplies-driven business, but were partially offset by a decrease in the contract business and a decrease of $15.0 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales increased 130 basis points in the third quarter of 2018 compared to the same quarter last year primarily driven by productivity gains, improved price realization, lower restructuring and transition costs, and the impact of closing and divesting small office furniture companies, partially offset by increased input costs, lower volume in the contract business, strategic investments, and amortization from the Business Systems Transformation investment.

In the third quarter of 2018, the office furniture segment recorded a minimal amount of restructuring and transition costs primarily associated with structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana.

In the third quarter of 2017, the office furniture segment recorded $2.0 million of restructuring costs and $2.8 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $4.3 million was included in cost of sales.

Nine Months Ended
Net sales for the first nine months of 2018 for the office furniture segment increased 3.6 percent or $44.7 million compared to the same period last year. Sales increased in the supplies-driven business, but were partially offset by a decrease in the contract business and a decrease of $40.5 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales decreased 10 basis points in the first nine months of 2018 compared to the same period last year primarily driven by increased input costs, amortization and implementation costs from the Business Systems Transformation initiative, strategic investments, and unfavorable product and business mix, partially offset by improved price realization, lower restructuring and transition costs, productivity gains, cost management, and the impact of closing and divesting small office furniture companies.

During the first nine months of 2018, the office furniture segment recorded $1.3 million of restructuring costs and $1.2 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignment in China. Specific items incurred include severance, production move costs, and final facility closing costs. Of these charges, $1.2 million was included in cost of sales.

During the first nine months of 2017, the office furniture segment recorded $7.8 million of restructuring costs and $9.0 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China and between office furniture facilities in Muscatine, Iowa. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $15.5 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Change		September 29, 2018	September 30, 2017	Change
Net sales	$139,433	$134,143	3.9%		$383,323	$359,870	6.5%
Operating profit	$21,824	$28,737	(24.1%)		$55,250	$52,651	4.9%
Operating profit %	15.7%	21.4%	-570	bps	14.4%	14.6%	-20	bps

Three Months Ended
Third quarter 2018 net sales for the hearth products segment increased 3.9 percent or $5.3 million compared to the same quarter last year. Sales increased in the new construction and retail businesses.

Operating profit as a percentage of net sales decreased 570 basis points in the third quarter of 2018 compared to the same quarter last year primarily driven by nonrecurring gains in the prior year quarter, increased input costs, higher incentive based compensation, and strategic investments, partially offset by productivity gains, higher sales volume, improved price realization, and lower restructuring and transition costs.

In the third quarter of 2018, the hearth products segment recorded $0.1 million of restructuring costs and $0.2 million of transition costs primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. Specific items incurred include severance and final facility closing costs.

In the third quarter of 2017, the hearth products segment recorded $0.3 million of restructuring costs and $0.8 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include accelerated depreciation and production move costs. Of these charges, $0.8 million was included in cost of sales. The hearth products segment also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017.

Nine Months Ended
Net sales for the first nine months of 2018 for the hearth products segment increased 6.5 percent or $23.5 million compared to the same period last year. Sales increased in the new construction and retail businesses.

Operating profit as a percentage of net sales decreased 20 basis points in the first nine months of 2018 compared to the same period last year primarily driven by increased input costs, nonrecurring gains in the prior year, higher incentive based compensation, and strategic investments, partially offset by higher sales volume, improved price realization, productivity gains, and lower restructuring and transition costs.

During the first nine months of 2018, the hearth products segment recorded $1.0 million of restructuring and impairment charges and $0.5 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include an impairment charge from the sale of the closed manufacturing facility in Paris, Kentucky, production move costs, severance, and final facility closing costs. Of these charges, $0.5 million was included in cost of sales.

During the first nine months of 2017, the hearth products segment recorded $4.2 million of restructuring costs and $2.6 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include severance, accelerated depreciation, and production move costs. Of these charges, $4.9 million was included in cost of sales. The hearth products segment also recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset and a $0.8 million gain on the sale of a closed facility in the third quarter of 2017.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $115.0 million of cash in the first nine months of 2018 compared to a source of $57.3 million of cash in the first nine months of 2017.  The higher cash generation compared to the prior year was primarily due to changes in working capital timing, driven by lower accounts receivable and higher accrued expenses.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of 2018 were $47.0 million compared to $103.9 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  The decline compared to the prior year is primarily due to the completion of the Corporation's operational transformations and Business Systems Transformation integrated information system. For the full year 2018, capital expenditures are expected to be approximately $65 to $70 million.

Real Estate Transaction - In the first quarter of 2018, the Corporation entered into a sale-leaseback transaction, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Condensed Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the gain on the sale of the facility is deferred and will be amortized as a reduction to rent expense evenly over the term of the lease. See "Note 3. Restructuring" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share were as follows (in dollars):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common shares	$0.295	$0.285	$0.875	$0.845

During the quarter, the Board declared the regular quarterly cash dividend on August 7, 2018. The dividend was paid on September 4, 2018 to shareholders of record on August 17, 2018. This was a 3.5 percent per share increase over the comparable prior year quarterly dividend paid on September 1, 2017.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the nine months ended September 29, 2018, the Corporation repurchased 368,822 shares of its common stock at a cost of approximately $14.9 million, or an average price of $40.36 per share.  During the nine months ended September 29, 2018, the Corporation also paid approximately $1.4 million relating to shares repurchased but not yet settled as of December 30, 2017. As of September 29, 2018, there was a payable of $0.2 million reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets relating to shares repurchased but not yet settled. As of September 29, 2018, $63.1 million of the Board's current repurchase authorization remained unspent.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first nine months of 2018.

Commitments and Contingencies

See "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments affecting the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

During the third quarter of 2018, the Corporation determined a triggering event occurred for one of the Corporation's reporting units within the office furniture segment due to lower expectations of operating results for the year. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Refer to "Note 6. Goodwill and Other Intangible Assets" for further information.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially affecting analyst expectations. The new standard becomes effective for the Corporation in fiscal 2019, but may be adopted at any time, and requires a modified-retrospective transition approach. The Corporation has completed a preliminary review of the impact of the new standard and expects right of use assets and lease liabilities to increase the assets and liabilities on the Consolidated Balance Sheets. The Corporation is also reviewing accounting policies and disclosures to determine changes needed to comply with this new standard, as well as identifying changes to the Corporation's business processes, systems, and controls needed to support adoption of this ASU. The Corporation has selected a technology tool to assist with the accounting and disclosure requirements of the new standard. The Corporation expects to adopt the standard in fiscal 2019 using the modified-retrospective transition approach.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows entities to reclassify certain stranded tax effects from accumulated other comprehensive income to retained earnings resulting from the Act. The standard also requires certain disclosures about stranded tax effects. The new standard becomes effective for the Corporation in fiscal 2019, with early adoption permitted. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. These risks and uncertainties include but are not limited to: the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; the Corporation's ability to successfully execute its business software system integration; the Corporation's ability to achieve desired results from closures and structural cost reduction initiatives; the Corporation's ability to achieve the anticipated benefits from integrating its acquired businesses and alliances; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; the impact of recent tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, are not exclusive and further information concerning the Corporation's financial results or condition may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2018, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of September 29, 2018, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
The Corporation has been engaged in a multi-year, broad-based program, which is referred to as business systems transformation ("BST"). The BST initiative includes the introduction of a new software system along with related process changes intended to simplify and streamline the Corporation's business processes. In the first quarter of 2018, the Corporation implemented BST in the majority of the domestic office furniture operations. The implementation resulted in business and operational changes in areas including order management, production scheduling, pricing, shipping, purchasing, and general accounting. These changes required some modifications to the Corporation's internal control over financial reporting during the first, second, and third quarters of 2018. Except for the BST implementation, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/01/18 – 07/28/18	39,000	$39.81	39,000	$68,493,277
07/29/18 – 08/25/18	14,000	$43.05	14,000	$67,890,637
08/26/18 – 09/29/18	110,000	$43.33	110,000	$63,124,755
Total	163,000		163,000
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

•
No repurchase plans expired or were terminated during the third quarter of 2018, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(3.1)	Second Amended and Restated By-laws of the Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 7, 2018)
(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 30, 2018	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer