Form 10-K
period 2018-12-29
HNI CORP
filed 2019-02-26
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $1,159,656,498 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 1, 2019, was 43,492,622.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2019 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the ''Corporation'', ''we'', ''us'', or ''our'') is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, and tables. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2018, the Corporation had net sales of $2.3 billion, of which $1.7 billion or 76 percent was attributable to office furniture products and $0.6 billion or 24 percent was attributable to hearth products.  See "Note 17. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore.  See "Item 2. Properties" for additional related discussion.

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

The Corporation has been committed to systematically eliminating waste through its process improvement approach known as Rapid Continuous Improvement (''RCI''), which focuses on streamlining design, manufacturing, and administrative processes.  The Corporation's RCI program has contributed to increased productivity, lower costs, improved product quality, enhanced workplace safety, and improved lead times.

The Corporation's product development efforts are focused on developing and providing relevant and differentiated solutions, delivering quality, aesthetics, and style.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and efficient members (i.e., employees).  Each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan. These ownership opportunities drive a unique level of commitment to the Corporation’s success throughout the workforce. Members own approximately 6 percent of the Corporation's stock.

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations", "Note 5. Acquisitions and Divestitures", and "Note 17. Reportable Segment Information".

Industry

According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), North American 2018 sales of office and institutional furniture grew 5 percent from 2017 levels. North American 2017 sales of office and institutional furniture grew 2 percent from 2016 levels.

The U.S. office furniture market consists of two primary channels — the contract channel and the supplies-driven channel.  The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, or office redesigns. Sales to the contract channel are frequently customized to meet specific client and designer preferences.  Contract furniture is generally purchased through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design.  The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

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

Employees/Members

As of December 29, 2018, the Corporation employed approximately 8,900 persons, 8,700 of whom were full-time and 200 of whom were temporary personnel.  The Corporation believes its labor relations are good.

Products and Solutions

Office Furniture
The Corporation designs, manufactures, and markets a broad range of office furniture systems and seating across a range of price points. The Corporation's portfolio includes panel-based and freestanding furniture systems and complementary products such as seating, storage, tables, and architectural products. The Corporation offers a complete line of office panel system products and freestanding desks, bookshelves, and credenzas in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work.  The chairs are available in a variety of frame colors, coverings, and a wide range of price points.

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
Heatilator®
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®
Harman®
Vermont Castings®
PelPro®
Stellar HearthTM

The Corporation’s line of hearth products includes a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  Heatilator®, Heat & Glo®, Majestic®, Monessen®, and Stellar HearthTM are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman®, Vermont Castings®, and PelPro® product lines, which provide home heating solutions using renewable fuels.  See "Intellectual Property" below for additional details.

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

	2018	2017	2016
Product development investments	$33,420	$31,846	$28,089

Intellectual Property

As of December 29, 2018, the Corporation owned 164 U.S. and 152 foreign patents with expiration dates through 2042 and had applications pending for 19 U.S. and 46 foreign patents.  In addition, the Corporation holds 185 U.S. and 422 foreign trademark registrations and has applications pending for 23 U.S. and 15 foreign trademarks.

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

Sales and Distribution: Customers

The Corporation sells its office furniture products through five principal distribution channels.  The first channel, consisting of independent, local office products dealers, specializes in the sale of office furniture to business, government, education, and health care entities.

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

The Corporation also makes export sales through HNI International to independent office furniture dealers and wholesale distributors serving select foreign markets.  Distributors are principally located in the Middle East, Mexico, Latin America, and the Caribbean.  Through Lamex and HNI India, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors in Asia, primarily China and India.

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

In fiscal 2018, the Corporation's five largest customers represented approximately 22 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2018.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The Corporation has an order backlog, which will be filled in the ordinary course of business. The order backlog includes orders that might be cancelable for a period of time and almost all orders will be fulfilled within one year. Order backlog in dollars and in terms of percentage of net sales was as follows (in thousands):

	December 29, 2018	December 30, 2017
Net sales	$2,257,895	$2,175,882
Order backlog	$181,522	$202,255
Percent of net sales	8.0%	9.3%

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

Over the past several years, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption, and the impacts of its facilities.  In addition, the Corporation is providing sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an increasingly knowledgeable market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for all members.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2019 for environmental control facilities.  In management’s judgment, compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science, or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 is discussed in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (the ''SEC'').  The information on the Corporation's website is not, and shall not be, deemed to be a part hereof or incorporated into this or any of the Corporation's other filings with the SEC. The Corporation’s information is also available on the SEC website at www.sec.gov.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results.  The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors."  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; impacts of tax legislation; force majeure events outside the Corporation’s control; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time.  The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 1A.  Risk Factors

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks occur, the Corporation's business, operating results, cash flows, or financial condition could be materially adversely affected.

Unfavorable economic and industry factors could adversely affect the Corporation's business, operating results, or financial condition.

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

Hearth products industry sales are impacted by a variety of macroeconomic factors including housing starts, overall employment levels, interest rates, consumer confidence, energy costs, disposable income, and changing demographics. Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues. Deterioration of economic conditions or a slowdown in the homebuilding industry and the hearth products market could decrease demand for hearth products and have additional adverse effects on operating results.

A deterioration of economic conditions in the Corporation's key international markets, including China and India, could have adverse effects on the Corporation's international office furniture sales and operating results.

Deteriorating economic conditions could affect the Corporation's business significantly, including: reduced demand for products; insolvency of independent dealers resulting in increased provisions for credit losses; insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of products; and decreased customer demand, including order delays or cancellations.

The office furniture and hearth products industries are highly competitive and, as a result, the Corporation may not be successful in winning new business.

Both the office furniture and hearth products industries are highly competitive. Many of the Corporation's competitors in both industries offer similar products.  Competitive factors include price, delivery and service, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers.  In both industries, most of the top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  The Corporation's main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage, which could make it difficult to win new business.

In both the office furniture and hearth products industries, the Corporation faces price competition from competitors and from new market entrants who primarily manufacture and source products from lower cost countries.  Price competition impacts the ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins and adversely affect future financial performance.

Changes in industry dynamics, including demand and order patterns from customers, distribution changes, or the loss of a significant number of dealers, could adversely affect the Corporation's business, operating results, or financial condition.

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, and wholesalers.  Within these distribution channels, there has been, and may continue to be, consolidation. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers.  Some distribution partners may terminate their relationship with the Corporation at any time and for any reason.  The Corporation has experienced demand shift to direct fulfillment, reducing two-step distribution by wholesale partners. The ability to provide increased direct fulfillment and/or the loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the business, operating results, or financial condition.

Evolving trade policy between the United States and other countries may have an adverse effect on the Corporation's business and results of operations.

The Corporation has a global supply chain for raw materials and components used in office furniture and hearth products. Recent steps taken by the United States government to adopt a new approach to trade policy and in some cases to apply tariffs on certain products and materials, such as steel, could potentially disrupt the existing supply chains and impose additional costs on the business, including costs with respect to raw materials and components upon which the business depends. The increased costs could lower profit margins as the Corporation may not be able to pass on the additional costs by increasing the prices of its products, and its business and results of operations may be adversely affected.

In addition, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the United States. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for the Corporation to do business in or import products from those countries.

The Corporation cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of raw materials or products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on the business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the U.S. economy, which in turn could have a material adverse effect on the business, operating results and financial condition.

The Corporation's profitability may be adversely affected by increases in raw material and commodity costs as well as transportation and shipping challenges.

Fluctuations in the price, availability, and quality of the commodities, raw materials, and components used in manufacturing could have an adverse effect on costs of sales, profitability, and ability to meet customers' demand.  The Corporation sources commodities, raw materials, and components from domestic and international suppliers for both the office furniture and hearth products.  From both domestic and international suppliers, the cost, quality, and availability of commodities, raw materials, and components, including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism, and political unrest or instability.  These factors could lead to further price volatility or supply interruptions in the future.  Profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

The Corporation relies primarily on third-party freight and transportation providers to deliver products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in shipments and increase the cost to ship its products, which may adversely affect profitability. Additionally, the Corporation imports and exports products and components, primarily using container ships, which load and unload through North American ports. Port-caused delays in the shipment or receipt of products and components, including labor disputes, could cause delayed receipt of products and components. These delays could cause manufacturing disruptions, increased expense resulting from alternate shipping methods, or the inability to meet customer delivery expectations, which may adversely affect sales and profitability.

The Corporation's efforts to introduce new products to meet customer and workplace demands may not be successful, which could limit sales growth or cause its sales to decline.

To meet the changing needs of customers and keep pace with market trends, the Corporation regularly introduces new office furniture and hearth products.  The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors.  The design and engineering of certain new products can take up to a year or more, and further time may be required to achieve client acceptance.  The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high quality products consistent with our image and our customers' needs.  Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

The Corporation may not be able to successfully integrate and manage its acquired businesses and alliances.

One of the Corporation's growth strategies is to supplement its organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into operations. In addition, acquisitions and alliances involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•
reallocation of amounts of capital from other operating initiatives or an increase in leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict the ability to access additional capital when needed or to pursue other important elements of the business strategy;

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition; and

•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect the financial results.

The Corporation's ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, the ability to compete effectively for these acquisition candidates, and the availability of capital to complete the acquisitions.  Any potential acquisition may not be successful and could adversely affect the business, operating results, or financial condition.

The Corporation may need to take additional impairment charges related to goodwill and indefinite-lived intangible assets, which would adversely affect the financial results.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually and when an event occurs or circumstances change making it reasonably possible an impairment may exist.  Poor performance in portions of the Corporation's business where goodwill or intangible assets, or declines in the market value of equity, may result in impairment charges, which would adversely affect the results of operations.

The Corporation is subject to extensive environmental regulation and has exposure to potential environmental liabilities.

Through the past and present operation and ownership of manufacturing facilities and real property, the Corporation is subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances.  Compliance with environmental regulations has not had a material effect on capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed in the future, stricter interpretation of existing laws or discoveries of contamination at the Corporation's real property sites which occurred prior to ownership, or the advent of environmental regulation may require additional expenditures in the future, some of which may be material.

Increasing healthcare costs could adversely affect the Corporation's business, operating results, and financial condition.

The Corporation provides healthcare benefits to the majority of its members and is self-insured.  Healthcare costs have continued to rise over time, which increases the annual spending on healthcare and could adversely affect the business, operating results, and financial condition.

The Corporation's international operations expose it to risks related to conducting business in multiple jurisdictions outside the United States.

The Corporation manufactures, markets, and sells products in international markets, including China and India and plans to continue to grow internationally. The Corporation primarily sells products and reports the financial results in U.S. dollars; however, increased business in countries outside the United States creates exposure to fluctuations in foreign currency exchange rates.  Paying expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of U.S. dollars, which may affect profits.  In the future, any foreign currency appreciation relative to the U.S. dollar would increase expenses that are denominated in that currency.  Additionally, as the Corporation reports currency in the U.S. dollar, the financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.

Further, certain countries have complex regulatory systems that impose administrative and legal requirements, which make managing international operations more difficult, including approvals to transfer funds among certain countries. If the Corporation is unable to provide financial support to the international operations in a timely manner, business, operating results, and financial condition could be adversely affected.

The Corporation periodically reviews foreign currency exposure and evaluates whether it should enter into hedging transactions.

The Corporation's international sales and operations are subject to a number of additional risks, including:

•	social and political turmoil, official corruption, and civil and labor unrest;

•	restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting the ability to hire, retain, or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	the failure of the Corporation's compliance programs and internal training to prevent violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices;

•	difficulty in obtaining distribution and support; and

•	changes to border taxes or other international tax reforms.

Restrictions imposed by the terms of the Corporation's debt agreements may limit operating and financial flexibility.

The Corporation's credit facility and other financing arrangements may limit the ability to finance operations, service debt, or engage in other business activities that may be in its interests.  Specifically, the debt agreements may restrict its ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  The debt agreements also require the Corporation to maintain certain financial covenants.

The failure to comply with the obligations under the debt agreements may result in an event of default, which, if not cured or waived, may cause accelerated repayment of the indebtedness under the agreements.  The Corporation cannot be certain it will have sufficient funds available to pay any accelerated repayments or will have the ability to refinance accelerated repayments on favorable terms or at all.

Costs related to product defects could adversely affect the Corporation's profitability.

The Corporation incurs various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs.  These expenses relative to product sales vary and could increase.  The Corporation uses chemicals and materials in products and includes components in products from external suppliers, which are believed to be safe and appropriate for their designated use; however, harmful effects may become known, which could subject the Corporation to litigation and significant losses. We maintain reserves for product defect-related costs but cannot be certain these reserves will be adequate to cover actual claims.  Incorrect estimates or any significant increase in the rate of product defect expenses could have a material adverse effect on operations.

The Corporation may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

The Corporation's capital requirements depend on many factors, including its need for capital improvements, tooling, new product development, and acquisitions.  To the extent existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail its growth and reduce its assets.  Future borrowings or financings may not be available under the credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

Any equity or debt financing, if available, could have unfavorable terms.  In addition, financings could result in dilution to shareholders or the securities may have rights, preferences, and privileges senior to those of the Corporation's common stock.  If the need for capital arises because of significant losses, the occurrence of these losses may make it more difficult to raise the necessary capital.

The Corporation's sales to the U.S. federal, state, and local governments are subject to uncertain future funding levels and federal, state, and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

The Corporation derives a portion of its revenue from sales to various U.S. federal, state, and local government agencies and departments.  The ability to compete successfully for and retain business with the U.S. government, as well as with state and local governments, is highly dependent on cost-effective performance.  This government business is highly sensitive to changes in procurement laws; national, international, state, and local public priorities; and budgets at all levels of government, which have recently experienced downward pressure and, in the case of the federal budget, are subject to uncertainty.

The Corporation's contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The U.S. government, as well as state and local governments, can typically terminate or modify their contracts either for their convenience or if we default by failing to perform under the terms of the applicable contract.  A termination arising out of default could expose the Corporation to liability and impede its ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, we are subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs.  If the Corporation were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, it could be suspended or debarred from all further federal, state, or local government contracting.

The Corporation relies on information technology systems to manage numerous aspects of the business and a disruption or failure of these systems could adversely affect business, operating results, and financial condition.

The Corporation relies upon information technology networks and systems to process, transmit, and store electronic information, as well as to manage numerous aspects of the business and provide information to management.  Additionally, we collect and store sensitive data of our customers, suppliers, and employees in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to natural events and malicious activity. Though the Corporation attempts to detect and prevent these incidents, it may not be successful.  In addition, the Corporation is subject to data privacy and other similar laws in various jurisdictions. If the Corporation is the target of a cybersecurity attack, computer virus, physical or electronic break-in or similar disruption resulting in unauthorized disclosure of sensitive data of customers, suppliers, and employees, the Corporation may be required to undertake costly notification procedures. The Corporation may also be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Any disruption of information technology networks or systems, or access to or disclosure of information stored in or transmitted by systems, could result in legal claims and damages and loss of intellectual property or other proprietary information.

The Corporation's results of operations and earnings may not meet guidance or expectations.
The Corporation provides public guidance on the expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in other public filings and public statements, and is based necessarily on assumptions made at the time we provide such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet its guidance or the expectations of investment analysts or if the Corporation reduces its guidance for future periods, the market price of common stock could decline significantly.

Iowa law and provisions in the Corporation's charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of its common stock.
The Corporation's Articles of Incorporation give the Board of Directors the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to common stock, thereby having a potentially adverse effect on the market price of common stock.
The Corporation's Board of Directors is divided into three classes. The Corporation's classified Board, along with other provisions of the Corporation's Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire the Corporation or remove the Corporation's directors by means of a proxy contest, even if doing so would be beneficial to shareholders. Additionally, the Corporation may, in the future, adopt measures (such as a shareholder rights plan or "poison pill") that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by the shareholders.
An inability to protect the Corporation's intellectual property could have a significant impact on the business.
The Corporation attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent, and other laws concerning proprietary rights, intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, the Corporation has limited protections, if any, for its intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks, and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, copyrights, trademarks, or service marks may not be issued on pending or contemplated applications. In addition, not all of the Corporation's products are covered by patents or similar intellectual property protections. It is also possible that patents, copyrights, trademarks, and service marks may be challenged, invalidated, canceled, narrowed, or circumvented.
In the past, certain products have been copied and sold by others. The Corporation tries to enforce its intellectual property rights, but has to make choices about where and how to pursue enforcement and where to seek and maintain intellectual property protection. In many cases, the cost of enforcing rights is substantial, and the Corporation may determine that the costs of enforcement outweigh the potential benefits.
If third parties claim that the Corporation infringes upon their intellectual property rights, the Corporation may incur liabilities and costs and may have to redesign or discontinue an infringing product.
The Corporation faces the risk of claims that it has infringed upon third parties’ intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of the principal competitors have large patent portfolios. Prior to launching major new products in the key markets, we normally evaluate existing intellectual property rights. However, competitors and suppliers may have filed for patent protection which is not, at the time of the evaluation, a matter of public knowledge. The Corporation's efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause the Corporation to cease making, licensing, or using products that incorporate the challenged intellectual property; require the Corporation to redesign, re-engineer, or re-brand the products or packaging, if feasible; or require the Corporation to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise, the ability to produce or deliver products. Several of the Corporation's production facilities, members, and key management are located within a small geographic area in eastern Iowa and a natural disaster or catastrophe in the area could have a significant adverse effect on the results of operations and business conditions. Further, several of our production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect the operations and business conditions. Members are an integral part of the business and events including an epidemic could reduce the availability of members reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation's computer system could adversely affect the ability to receive and process customers' orders, manufacture products and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore, which house manufacturing, distribution, and retail operations and offices, totaling an aggregate of approximately 8.7 million square feet.  Of this total, approximately 3.0 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	373,000	Leased	Manufacturing office furniture (1)
Garland, Texas	211,000	Leased	Warehousing office furniture
Hickory, North Carolina	206,000	Owned	Manufacturing office furniture
Lake City, Minnesota	242,000	Owned	Manufacturing fireplaces
Mechanicsburg, Pennsylvania	400,000	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	378,000	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	273,000	Owned	Manufacturing office furniture
Muscatine, Iowa	578,000	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	810,000	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	238,000	Owned	Manufacturing office furniture
Nagpur, India	355,000	Owned	Manufacturing office furniture
Wayland, New York	716,000	Owned	Manufacturing office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other facilities total approximately 3.4 million square feet, of which approximately 2.0 million square feet are leased. Approximately 2.1 million square feet are used for the selling, manufacturing, and distribution of office furniture, approximately 1.1 million square feet are used for the selling, manufacturing, and distribution of hearth products, and approximately 0.2 million square feet are used for corporate administration.

There are no major encumbrances on Corporation-owned properties.  Refer to the Property, Plant, and Equipment section in "Note 2. Summary of Significant Accounting Policies" for related cost, accumulated depreciation, and net book value data.

Item 3.  Legal Proceedings

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period. For more information regarding legal proceedings, see "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Executive Officers of the Registrant

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Julie M. Abramowski	43	None	Vice President, Corporate Controller	2015	Director, Financial Reporting (2014-2015); Director, Financial Planning and Analysis, Leveraged Furniture Operations (2013-2014); Corporate Controller, The HON Company (2007-2013)
Vincent P. Berger	46	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016	Senior Vice President, Sales and Operations, Hearth & Home Technologies (2014-2016); Senior Vice President, Operations, Hearth & Home Technologies (2011-2014)
Steven M. Bradford	61	None	Senior Vice President, General Counsel and Secretary	2015	Vice President, General Counsel and Secretary (2008-2015)
Marshall H. Bridges	49	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018); Vice President, Finance, HNI Contract Furniture Group (2014-2017); Vice President, Finance, Allsteel Inc. (2010-2014)
Brandon B. Bullock	41	None	President, The HON Company	2018
Advanced Development and Innovation Leader, Whirlpool Corporation (2017-2018);
Global Platform Leader and General Manager, Microwaves, Hong Kong, Whirlpool Corporation (2016-2017);
General Manager, Air and Water Platforms, Whirlpool Corporation (2014-2016);
Director Sales, Kitchen Appliances, Whirlpool Corporation (2013-2014)

Jeffrey D. Lorenger	53	None	President and Chief Executive Officer	2018	President, Office Furniture, HNI Corporation (2017 - 2018) Executive Vice President, HNI Corporation (2014-2017); President, HNI Contract Furniture Group (2014-2017); President, Allsteel Inc. (2008-2014)
Donna D. Meade	53	None	Vice President, Member and Community Relations	2014	Vice President, Member and Community Relations, Allsteel Inc. (2009-2014)
Brandon T. Sieben	47	None	President, Allsteel, Inc.	2015	Vice President of Sales, Allsteel, Inc. (2014-2015); President, Paoli (2009-2014)
Kurt A. Tjaden	55	None	President, HNI International Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017); Vice President and Chief Financial Officer (2008-2015)

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of year-end 2018, the Corporation had 5,639 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 53 percent of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Corporation’s Board of Directors.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
09/30/18 - 10/27/18	100,000	$40.42	100,000	$59,082,846
10/28/18 - 11/24/18	95,000	$38.51	95,000	$55,424,766
11/25/18 - 12/29/18	191,399	$35.74	191,399	$48,584,890
Total	386,399		386,399
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:

•
The Corporation's share purchase program ("Program") announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014 and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date.

•
No repurchase plans expired or were terminated during the fourth quarter of fiscal 2018, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6.  Selected Financial Data - Five Year Summary

(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Operating Results
Net Sales	$2,257,895	$2,175,882	$2,203,489	$2,304,419	$2,222,695
Gross Profit as a Percentage of Net Sales	37.0%	36.0%	37.9%	36.8%	35.3%
Net Income Attributable to HNI Corporation	$93,377	$89,795	$85,577	$105,436	$61,471
Net Income Attributable to HNI Corporation as a Percentage of Net Sales	4.1%	4.1%	3.9%	4.6%	2.8%

Share and Per Share Data (Basic and Dilutive)
Net Income Attributable to HNI Corporation – basic	$2.14	$2.05	$1.93	$2.38	$1.37
Net Income Attributable to HNI Corporation – diluted	$2.11	$2.00	$1.88	$2.32	$1.35
Cash Dividends	$1.17	$1.13	$1.09	$1.045	$0.99
Average Number of Common Shares Outstanding – basic	43,639,003	43,839,004	44,413,941	44,285,298	44,759,716
Average Number of Common Shares Outstanding – diluted	44,327,602	44,839,813	45,502,219	45,440,653	45,578,872

Financial Position
Current Assets	$531,883	$488,880	$433,041	$438,370	$455,559
Current Liabilities	$434,308	$489,703	$463,473	$435,900	$457,333
Working Capital	$97,575	$(823)	$(30,432)	$2,470	$(1,774)
Total Assets	$1,401,844	$1,391,550	$1,330,234	$1,263,925	$1,239,334
Percent Return on Beginning Assets Employed	9.2%	5.8%	10.6%	13.2%	9.9%
Long-Term Debt and Capital Lease Obligations	$249,355	$240,000	$180,000	$185,000	$197,736
Shareholders’ Equity	$562,933	$514,068	$500,603	$476,954	$414,587
Percent Return on Average Shareholders’ Equity	17.3%	17.7%	17.5%	23.7%	14.4%

2014 reflects a 53-week year.

Reflects VCG acquisition beginning in Q4 2014, OFM acquisition in Q1 2016, Artcobell divestiture in Q4 2016, and Paoli closure in Q1 2018.

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

Overview

The Corporation has two reportable segments: office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and a leading manufacturer and marketer of hearth products.  The Corporation utilizes a split and focus with leverage, decentralized business model to deliver value to customers via various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Net sales for 2018 were $2,258 million, an increase of 3.8 percent, compared to net sales of $2,176 million in 2017. The change was driven by an increase in sales in both the office furniture and hearth products segments. Office furniture segment sales increased in both the supplies-driven and contract businesses which were partially offset by a $57.6 million negative net impact of closing and divesting small office furniture companies.

Net income attributable to the Corporation in 2018 was $93.4 million compared to net income of $89.8 million in 2017. The change was primarily driven by lower restructuring, transition, and impairment charges, improved price realization, productivity and cost savings, and the impact of closing and divesting small office furniture companies. These factors were partially offset by input cost inflation, the amortization and implementation costs from the Business System Transformation initiative, strategic investments, and higher incentive based compensation.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	2018	Change		2017	Change		2016
Net sales	$2,257,895	3.8%		$2,175,882	(1.3)%		$2,203,489
Cost of sales	1,422,857	2.2%		1,391,894	1.7%		1,368,476
Gross profit	835,038	6.5%		783,988	(6.1)%		835,013
Selling and administrative expenses	691,140	2.9%		671,831	0.6%		667,744
(Gain) loss on sale, disposal, and license of assets	—	(100.0)%		(1,949)	(108.6)%		22,572
Restructuring and impairment charges	15,725	(58.0)%		37,416	240.0%		11,005
Operating income	128,173	67.1%		76,690	(42.6)%		133,692
Interest expense, net	9,448	55.4%		6,078	27.1%		4,781
Income before income taxes	118,725	68.1%		70,612	(45.2)%		128,911
Income tax expense (benefit)	25,399	(231.7)%		(19,286)	(144.6)%		43,273
Net income (loss) attributable to non-controlling interest	(51)	(149.5)%		103	68.9%		61
Net income attributable to HNI Corporation	$93,377	4.0%		$89,795	4.9%		$85,577

As a Percentage of Net Sales:
Net sales	100.0%			100.0%			100.0%
Gross profit	37.0	100	bps	36.0	-190	bps	37.9
Selling and administrative expenses	30.6	-30	bps	30.9	60	bps	30.3
(Gain) loss on sale, disposal, and license of assets	—	10	bps	(0.1)	-110	bps	1.0
Restructuring and impairment charges	0.7	-100	bps	1.7	120	bps	0.5
Operating income	5.7	220	bps	3.5	-260	bps	6.1
Income tax expense (benefit)	1.1	200	bps	(0.9)	-290	bps	2.0
Net income attributable to HNI Corporation	4.1	—		4.1	20	bps	3.9

Net Sales

Consolidated net sales for 2018 increased 3.8 percent or $82.0 million compared to the prior year.  The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in both the supplies-driven and contract businesses which were partially offset by a $57.6 million negative net impact of closing and divesting small office furniture companies. The hearth products segment saw increases in both the new construction and retail businesses.

Consolidated net sales for 2017 decreased 1.3 percent or $27.6 million compared to 2016.  The change was driven by a decrease in sales in the office furniture segment, partially offset by an increase in sales in the hearth products segment. Office furniture segment sales were down due to a decline in the supplies-driven business combined with a $92.2 million negative net impact of acquisitions and divestitures of small office furniture companies. The decrease in office furniture sales was partially offset by an increase in the contract business. The hearth products segment saw an increase in both the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 100 basis points in 2018 compared to 2017 primarily driven by lower restructuring and transition costs, improved price realization, productivity and cost savings, partially offset by input cost inflation.

Gross profit as a percentage of net sales decreased 190 basis points in 2017 compared to 2016 primarily driven by input cost inflation, unfavorable product mix, and higher restructuring and transition costs, partially offset by higher sales volume and the impact of divestitures.

Cost of sales in 2018 included $2.3 million of transition costs related to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington, the office furniture manufacturing facility in Orleans, Indiana, and structural realignments in China. Specific items incurred include production move costs.

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

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 30 basis points in 2018 compared to 2017 primarily driven by increased efficiency and the impact of closing and divesting small office furniture companies, partially offset by the amortization and implementation costs from the Business System Transformation initiative, strategic investments, and higher incentive based compensation.

Selling and administrative expenses as a percentage of net sales increased 60 basis points in 2017 compared to 2016 primarily driven by strategic investments, partially offset by lower incentive based compensation, the impact of divestitures, and the impact of stock price change on deferred compensation. In 2016, the Corporation also recorded a $2.0 million nonrecurring gain on a litigation settlement and $4.4 million of accelerated depreciation in conjunction with the charitable donation of a building.

Selling and administrative expenses include freight expense for shipments to customers, product development costs, and amortization expense of intangible assets.  Refer to "Note 2. Summary of Significant Accounting Policies" and "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

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

Restructuring and Impairment Charges

Restructuring and impairment charges as a percentage of net sales decreased 100 basis points in 2018 compared to 2017 driven by lower charges incurred in connection with previously announced closures.

In 2018, the Corporation recorded $2.3 million of restructuring charges and $0.4 million of impairment charges primarily due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

In 2017, the Corporation recorded $6.2 million of restructuring costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

In 2016, the Corporation recorded $5.2 million of restructuring costs due to the previously announced closures of the Paris, Kentucky hearth manufacturing facility and Orleans, Indiana office furniture manufacturing facility.

The Corporation recorded $14.9 million, $20.9 million, and $5.8 million of goodwill, intangible and long-lived asset impairments in 2018, 2017, and 2016, respectively, related to reporting units in the office furniture segment. These impairment charges are the result of current and projected market conditions and product and operational transformation. The impairment charge in 2017 also includes the impact of closing the Paoli office furniture brand. See "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for more information on goodwill and intangible asset impairments.

In 2017, the Corporation recorded a $10.3 million valuation allowance of a long-term note receivable. In 2018, the Corporation recovered $1.8 million against this note receivable. See "Note 5. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more information.

Operating Income

For 2018, operating income increased 67.1 percent or $51.5 million to $128.2 million compared to $76.7 million in 2017. The change was primarily driven by lower restructuring, transition, and impairment charges, improved price realization, productivity and cost savings, and the impact of closing and divesting small office furniture companies. These factors were partially offset by input cost inflation, the amortization and implementation costs from the Business System Transformation initiative, strategic investments, and higher incentive based compensation.

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

Interest Expense

Interest expense increased $3.7 million in 2018 compared to 2017. Higher interest rates and increased amortization of debt costs drove approximately $2.2 million of the increase. In 2017, the Corporation capitalized approximately $1.5 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in current year interest expense.

Income Taxes

The following table summarizes the Corporation's income tax provision (in thousands):

	2018	2017	2016
Income before income taxes	$118,725	$70,612	$128,911
Income tax expense (benefit)	$25,399	$(19,286)	$43,273
Effective tax rate	21.4%	(27.3)%	33.6%

The increase in the current year effective tax rate was primarily driven by a prior year reduction to the Corporation's deferred income taxes related to the Tax Cuts and Jobs Act enacted in December 2017 (the "Act"), which resulted in a re-measurement of the Corporation's deferred tax assets and liabilities at the new federal statutory rate of 21 percent. Excluding the effects of the Act, the Corporation's effective tax rate for 2017 would have been 36.2 percent. The decreased 2018 rate compared to the 2017 rate excluding the effect of the Act was primarily driven by the federal statutory tax rate decreasing from 35 percent to 21 percent for 2018. Additionally, the 2018 effective tax rate benefited from the release of valuation allowances on certain deferred tax assets. The effective tax rate was lower for 2017 compared to 2016 primarily driven by the re-measurement of the Corporation's deferred tax assets and liabilities as a result of the Act. The 2017 effective tax rate of 36.2 percent excluding the effect of the Act would have been higher than the 33.6 percent effective tax rate for 2016 primarily because of the establishment of valuation allowances on certain deferred tax assets in 2017, partially offset by the benefits of new treatment for equity based compensation under ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and a permanent deduction for a charitable contribution of property. See "Note 9. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $93.4 million or $2.11 per diluted share in 2018 compared to $89.8 million or $2.00 per diluted share in 2017 and $85.6 million or $1.88 per diluted share in 2016.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	2018	Change		2017	Change		2016
Net sales	$1,706,092	2.7%		$1,660,723	(2.5%)		$1,703,885
Operating profit	$79,323	58.1%		$50,176	(57.3%)		$117,397
Operating profit %	4.6%	160	bps	3.0%	-390	bps	6.9%

Net sales in 2018 for the office furniture segment increased 2.7 percent or $45.4 million compared to 2017. Sales increased in both the supplies-driven and contract businesses. The sales increase was partially offset by a decrease of $57.6 million from the impact of closing and divesting small office furniture companies.

Net sales in 2017 for the office furniture segment decreased 2.5 percent or $43.2 million compared to 2016. Sales were down due to a decline in the supplies-driven business combined with the net impact of acquisitions and divestitures of small office furniture companies, which caused a net decrease in sales of $92.2 million. This decrease was partially offset by an increase in the contract business.

Operating profit as a percentage of net sales increased 160 basis points in 2018 compared to 2017.  The increase was primarily driven by lower restructuring, impairment and transition charges, along with improved price realization, productivity and cost savings, and the impact of closing and divesting small office furniture companies. These factors were partially offset by input cost inflation, amortization and implementation costs from the Business Systems Transformation initiative, and strategic investments.

Operating profit as a percentage of net sales decreased 390 basis points in 2017 compared to 2016. The decrease was primarily driven by unfavorable product and business mix, input cost inflation, strategic investments, and higher restructuring and transition costs, including the impairment of goodwill and intangible assets primarily relating to the closure of the Paoli office furniture brand. These factors were partially offset by higher sales volume, lower incentive based compensation, and the impact of divestitures.

In 2018, the office furniture segment recorded $1.5 million of restructuring costs and $1.6 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China. Specific items incurred include severance, production move costs, and final facility closing costs. Of these charges, $1.6 million was included in cost of sales. The office furniture segment also recorded impairments of $14.9 million of goodwill and long-lived assets related to reporting units in the segment.

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

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	2018	Change		2017	Change		2016
Net sales	$551,803	7.1%		$515,159	3.1%		$499,604
Operating profit	$91,367	9.2%		$83,649	19.6%		$69,960
Operating profit %	16.6%	40	bps	16.2%	220	bps	14.0%

Net sales in 2018 for the hearth products segment increased 7.1 percent or $36.6 million compared to 2017. The change was driven by an increase in both the new construction and retail businesses.

Net sales in 2017 for the hearth products segment increased 3.1 percent or $15.6 million compared to 2016. The change was driven by an increase in both the new construction and retail businesses.

Operating profit as a percentage of net sales increased 40 basis points in 2018 compared to 2017. The increase in operating profit was primarily driven by higher volume, productivity and cost savings, and improved price realization. These factors were partially offset by input cost inflation and higher incentive based compensation.

Operating profit as a percentage of net sales increased 220 basis points in 2017 compared to 2016 primarily driven by structural cost reductions, higher volume, and nonrecurring gains. These factors were partially offset by higher restructuring and transition costs.

In 2018, the hearth products segment recorded $0.8 million of restructuring and $0.4 million of impairment charges along with $0.6 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include an impairment charge from the sales of the closed manufacturing facility in Paris, Kentucky, severance, production move costs, and final facility closing costs. Of these charges, $0.6 million was included in cost of sales.

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

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $186.4 million of cash in 2018 compared to a source of $133.1 million cash in 2017.  The higher cash generation compared to the prior year was primarily due to improved earnings and changes in working capital timing, driven by lower accounts receivable and higher accrued expenses. Changes in working capital balances resulted in a $10.7 million use of cash in 2018 compared to a $29.4 million use of cash in the prior year. Cash generated from operating activities in 2016 totaled $223.4 million and changes in working capital balances resulted in a $17.4 million source of cash.

The use of cash related to working capital changes in 2018 was primarily driven by timing of accounts payable balances at year end.

The use of cash related to working capital changes in 2017 was primarily driven by strategic investments in inventory and lower incentive compensation accruals.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory.  Management believes recorded trade receivable valuation allowances at the end of 2018 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.5 percent, 0.7 percent, and 0.9 percent at the end of fiscal years 2018, 2017, and 2016, respectively. The Corporation’s inventory turns were 9.1, 8.9, and 11.6, for fiscal years 2018, 2017, and 2016, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $63.7 million in 2018, $127.4 million in 2017, and $119.6 million in 2016.  These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. The decline compared to the prior year is primarily due to the completion of the Corporation's operational transformations and the launch of Business Systems Transformation initiative which included an integrated information system.  The Corporation anticipates capital expenditures for 2019 of $65 million to $75 million, primarily related to new products and operational process improvements driven by rapid continuous improvement.

Real Estate Transaction – In the first quarter of 2018, the Corporation entered into a sale-leaseback transaction, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the gain on sale of the facility is deferred and will be amortized as a reduction to rent expense evenly over the term of the lease. See "Note 4. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows (in dollars):

	2018	2017	2016
Common shares	$1.17	$1.13	$1.09

The last quarterly dividend increase was from $0.285 to $0.295 per common share effective with the June 1, 2018 dividend payment for shareholders of record at the close of business on May 18, 2018.  The average dividend payout percentage for the most recent three-year period has been 53 percent of prior year earnings or 28 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock.  As of December 29, 2018, approximately $48.6 million of this authorized amount remained unspent. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	2018	2017	2016
Shares repurchased	755,221	1,462,936	1,082,938
Average price per share	$38.96	$40.25	51.55

Cash purchase price	$(29,424)	$(58,887)	$(55,825)
Purchases unsettled as of quarter end	354	1,382	—
Prior year purchases settled in current year	(1,382)	—	—
Shares repurchased per cash flow	$(30,452)	$(57,505)	$(55,825)

Cash, cash equivalents, and short-term investments totaled $78.1 million at the end of 2018 compared to $25.4 million at the end of 2017 and $38.6 million at the end of 2016.  These funds, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $300 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants. As of the end of 2018, $9.3 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Contractual Obligations

The following table discloses the Corporation's obligations and commitments to make future payments, by period, under contracts (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt obligations, including estimated interest (1)	$10,332	$19,165	$165,515	$112,706	$307,718
Operating lease obligations	24,387	31,574	15,310	10,469	81,740
Purchase obligations (2)	66,592	7,792	3,924	3,633	81,941
Other long-term obligations (3)	4,764	7,486	3,462	19,482	35,194
Total	$106,075	$66,017	$188,211	$146,290	$506,593

(1)
Interest has been included for all debt at the fixed or variable rate in effect as of December 29, 2018, as applicable. See "Note 8. Long-Term Debt" in the Notes to Consolidated Financial Statements for further information.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available. Other long-term obligations of $42.3 million, primarily insurance allowances and long-term warranty, are not included in the table above due to the Corporation's inability to predict their timing.

Litigation and Uncertainties

See "Note 16. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

Looking Ahead

Management remains optimistic about the long-term prospects in the office furniture and hearth markets. Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Goodwill and Other Intangibles
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

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

The key to recoverability of goodwill, indefinite-lived intangibles, and long-lived assets is the forecast of economic conditions and its impact on future revenues, operating profit, and cash flows.  Management’s projection for the U.S. office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional asset impairment charges.

Long-Lived Assets
The Corporation reviews long-lived assets for impairment as events or changes in circumstances occur indicating the amount of the asset reflected in the Corporation’s balance sheet may not be recoverable.  The Corporation compares an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, to the carrying value to determine whether impairment exists.  The estimates of future cash flows involve considerable management judgment and are based upon the Corporation’s assumptions about future operating performance.  The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  Any asset impairment charges associated with the Corporation’s restructuring activities are discussed in "Note 4. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements.

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages.  The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as the number or severity of claims, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the near term.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially affecting analyst expectations. The new standard becomes effective for the Corporation in fiscal 2019 and requires a modified-retrospective transition approach. The Corporation has selected a technology tool to assist with the accounting and disclosure requirements of the new standard. The Corporation will adopt the standard in fiscal 2019 using the modified-retrospective transition approach. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, have been identified and are in process of implementation as of the beginning of fiscal 2019. The Corporation expects to select practical expedients. The Corporation is in process of completing a review of the impact of the new standard and estimates the right of use assets and lease liabilities to increase the assets and liabilities on the Consolidated Balance Sheets. The impact of the new standard will also recognize the gain on the sale leaseback directly to the cumulative effect. The net cumulative effect adjustment will be recorded upon adoption in 2019.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new standard improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard becomes effective for the Corporation in fiscal 2019. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach by recording a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. Presentation and disclosure requirements are applied prospectively. The Corporation anticipates the standard will not have a material effect on consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows entities to reclassify certain stranded tax effects from accumulated other comprehensive income to retained earnings resulting from the Act. The standard also requires certain disclosures about stranded tax effects. The new standard becomes effective for the Corporation in fiscal 2019. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Corporation anticipates the standard will not have a material effect on consolidated financial statements and related disclosures.

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

As of December 29, 2018, the Corporation had $150 million of debt outstanding under the Corporation's $450 million revolving credit facility, which bore variable interest based on one month LIBOR. As of December 29, 2018, the Corporation had an interest rate swap agreement in place to fix the interest rate on $150 million of the Corporation's revolving credit facility. As of December 29, 2018 the Corporation had no borrowings on the revolving credit facility in excess of the amount covered by the interest rate swap agreement. The Corporation expects to utilize additional borrowings over the course of the year which will be subject to the variable borrowings rate as defined.

The Corporation monitors market interest rate risk exposures. As the Corporation holds no borrowings subject to variable interest rate exposure as of December 29, 2018 there is not current exposure given the current borrowings outstanding. The impacts of any hypothetical changes in interest rates will be directly correlated to any necessary future borrowings above the current levels outstanding.

For information related to the Corporation’s long-term debt, refer to "Note 8. Long-Term Debt" in the Notes to Consolidated Financial Statements.  For information related to the Corporation's interest rate swap, refer to "Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation currently does not have any significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning.  The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas.  The cost of wood particleboard has been impacted by continued industry downsizing of production capacity as well as increased volatility in input and transportation costs.  All of these materials are impacted increasingly by global market pressure.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Margins have been negatively impacted in the past due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as a risk to the business.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K.  As of December 29, 2018, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
The Corporation has been engaged in a multi-year, broad-based program, which is referred to as business systems transformation ("BST"). The BST initiative includes the introduction of a new software system along with related process changes intended to simplify and streamline the Corporation's business processes. In the first quarter of 2018, the Corporation implemented BST in the majority of the domestic office furniture operations. The implementation resulted in business and operational changes in areas including order management, production scheduling, pricing, shipping, purchasing, and general accounting. These changes required some modifications to the Corporation's internal control over financial reporting during fiscal year 2018. Except for the BST implementation, there have been no changes in the Corporation’s internal control over financial reporting during the fiscal year ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in Item 15. Exhibits, Financial Statement Schedules of this report under the headings "Management Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, and management's annual report is incorporated herein by reference.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Proposal No. 1 - Election of Directors" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 7, 2019 (the "2019 Proxy Statement") is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see "Table I - Executive Officers of the Registrant" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Board Committees" of the 2019 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Business Conduct and Ethics" of the 2019 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2019 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2019 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Security Ownership" and "Equity Compensation Plan Information" of the 2019 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Corporate Governance and Board Matters" and ''Policy for Review of Related Person Transactions'' of the 2019 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the caption "Fees Incurred for KPMG LLP" of the 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2018 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Second Amended and Restated By-laws of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 7, 2018)
(10.1)
Third Amended and Restated Credit Agreement, dated April 20, 2018, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 24, 2018)

(10.2)
Note Purchase Agreement, dated May 31, 2018, among HNI Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 31, 2018)

(10.3)	Guaranty Agreement, dated May 31, 2018, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 31, 2018)
(10.4)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.5)
Amended Form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 22, 2018)*

(10.6)
Form of HNI Corporation 2007 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010)*

(10.7)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference to Exhibit 4.3 to the Corporation's Form S-8 filed May 9, 2017)*
(10.8)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2018)*

(10.9)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.10)	2017 Equity Plan for Non-Employee Directors of HNI Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed May 9, 2017)*
(10.11)
Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.12)	Form of HNI Corporation Change In Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2018)*
(10.13)	Form of HNI Corporation Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007)*
(10.14)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed February 22, 2010)*

(10.15)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.16)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.17)	HNI Corporation Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.18)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.19)	HNI Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.20)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.21)
Consulting Agreement between HNI Corporation and Quiet Trail Investments, LLC, dated November 7, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 9, 2018)*

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
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*    Indicates management contract or compensatory plan.
+    Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: February 26, 2019	By:	/s/ Jeffrey D. Lorenger
Name: Jeffrey D. Lorenger
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each Director whose signature appears below authorizes and appoints Jeffrey D. Lorenger as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments and post-effective amendments to this report.

Signature	Title	Date

/s/ Jeffrey D. Lorenger	President and CEO, Principal Executive Officer, and Director	February 26, 2019
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President and Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 26, 2019
Marshall H. Bridges

/s/ Mary A. Bell	Director	February 26, 2019
Mary A. Bell

/s/ Miguel M. Calado	Director	February 26, 2019
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 26, 2019
Cheryl A. Francis

/s/ Mary K. W. Jones	Director	February 26, 2019
Mary K. W. Jones

/s/ John R. Hartnett	Director	February 26, 2019
John R. Hartnett

/s/ Larry B. Porcellato	Chairman	February 26, 2019
Larry B. Porcellato

/s/ Abbie J. Smith	Director	February 26, 2019
Abbie J. Smith

/s/ Brian E. Stern	Director	February 26, 2019
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 26, 2019
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 29, 2018.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 29, 2018, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 29, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes (collectively, the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Change in Accounting Principle
As discussed in Note 2. to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers".
Basis for Opinions
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
Chicago, Illinois
February 26, 2019

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)

	Year Ended
	2018	2017	2016
Net sales	$2,257,895	$2,175,882	$2,203,489
Cost of sales	1,422,857	1,391,894	1,368,476
Gross profit	835,038	783,988	835,013
Selling and administrative expenses	691,140	671,831	667,744
(Gain) loss on sale, disposal, and license of assets	—	(1,949)	22,572
Restructuring and impairment charges	15,725	37,416	11,005
Operating income	128,173	76,690	133,692
Interest income	579	297	305
Interest expense	10,027	6,375	5,086
Income before income taxes	118,725	70,612	128,911
Income tax expense (benefit)	25,399	(19,286)	43,273
Net income	93,326	89,898	85,638
Less: Net income (loss) attributable to non-controlling interest	(51)	103	61
Net income attributable to HNI Corporation	$93,377	$89,795	$85,577

Average number of common shares outstanding – basic	43,639,003	43,839,004	44,413,941
Net income attributable to HNI Corporation per common share – basic	$2.14	$2.05	$1.93
Average number of common shares outstanding – diluted	44,327,602	44,839,813	45,502,219
Net income attributable to HNI Corporation per common share – diluted	$2.11	$2.00	$1.88

Foreign currency translation adjustments	$(3,004)	$1,219	$(1,510)
Change in unrealized gains (losses) on marketable securities, net of tax	(24)	(27)	(103)
Change in pension and post-retirement liability, net of tax	2,701	(463)	339
Change in derivative financial instruments, net of tax	339	660	1,460
Other comprehensive income (loss), net of tax	12	1,389	186
Comprehensive income	93,338	91,287	85,824
Less: Comprehensive income (loss) attributable to non-controlling interest	(51)	103	61
Comprehensive income attributable to HNI Corporation	$93,389	$91,184	$85,763

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands)

	December 29, 2018	December 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$76,819	$23,348
Short-term investments	1,327	2,015
Receivables	255,207	258,551
Inventories	157,178	155,683
Prepaid expenses and other current assets	41,352	49,283
Total Current Assets	531,883	488,880

Property, Plant, and Equipment:
Land and land improvements	28,377	28,593
Buildings	290,263	306,137
Machinery and equipment	565,884	556,571
Construction in progress	28,443	39,788
	912,967	931,089
Less accumulated depreciation	528,034	540,768
Net Property, Plant, and Equipment	384,933	390,321

Goodwill and Other Intangible Assets	463,290	490,892

Deferred Income Taxes	1,569	193

Other Assets	20,169	21,264

Total Assets	$1,401,844	$1,391,550

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except par value)

	December 29, 2018	December 30, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$428,865	$450,128
Current maturities of long-term debt	679	36,648
Current maturities of other long-term obligations	4,764	2,927
Total Current Liabilities	434,308	489,703

Long-Term Debt	249,355	240,000

Other Long-Term Liabilities	72,767	70,409

Deferred Income Taxes	82,155	76,861

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
December 29, 2018 - 43,582 shares
December 30, 2017 - 43,354 shares	43,582	43,354

Additional paid-in capital	18,041	7,029
Retained earnings	504,909	467,296
Accumulated other comprehensive income (loss)	(3,599)	(3,611)
Total HNI Corporation shareholders' equity	562,933	514,068

Non-controlling interest	326	509

Total Equity	563,259	514,577

Total Liabilities and Equity	$1,401,844	$1,391,550

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, January 2, 2016	$44,158	$4,407	$433,575	$(5,186)	$345	$477,299
Comprehensive income:
Net income (loss)	—	—	85,577	—	61	85,638
Other comprehensive income (loss), net of tax	—	—	—	186	—	186
Change in ownership of non-controlling interest	—	—	(89)	—	—	(89)
Cash dividends; $1.090 per share	—	—	(48,495)	—	—	(48,495)
Common shares – treasury:
Shares purchased	(1,082)	(45,699)	(9,044)	—	—	(55,825)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,003	41,292	—	—	—	42,295
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	89,795	—	103	89,898
Other comprehensive income (loss), net of tax	—	—	—	1,389	—	1,389
Change in ownership of non-controlling interest	—	—	—	—	—	—
Cash dividends; $1.130 per share	—	—	(49,557)	—	—	(49,557)
Common shares – treasury:
Shares purchased	(1,463)	(22,958)	(34,466)	—	—	(58,887)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	738	29,987	—	—	—	30,725
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	93,377	—	(51)	93,326
Other comprehensive income (loss), net of tax	—	—	—	12	—	12
Change in ownership of non-controlling interest	—	—	(43)	—	(132)	(175)
Cash dividends; $1.170 per share	—	—	(51,085)	—	—	(51,085)
Common shares – treasury:
Shares purchased	(755)	(24,033)	(4,636)	—	—	(29,424)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	983	35,045	—	—	—	36,028
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	2018	2017	2016
Net Cash Flows From (To) Operating Activities:
Net income	$93,326	$89,898	$85,638
Non-cash items included in net income:
Depreciation and amortization	74,788	72,872	68,947
Other post-retirement and post-employment benefits	1,767	1,592	1,643
Stock-based compensation	7,317	7,750	8,141
Excess tax benefits from stock-based compensation	—	—	(2,713)
Deferred income taxes	3,197	(33,606)	20,495
(Gain) loss on sale, retirement, license, and impairment of long-lived assets and intangibles, net	16,264	30,892	28,868
Amortization of deferred gain on sale leaseback transaction	(400)	—	—
Other – net	(1,336)	(1,949)	4,523
Net increase (decrease) in operating assets and liabilities, net of acquisitions and divestitures	(10,729)	(29,409)	17,430
Increase (decrease) in other liabilities	2,236	(4,891)	(9,610)
Net cash flows from (to) operating activities	186,430	133,149	223,362

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(55,648)	(109,243)	(93,425)
Proceeds from sale and license of property, plant, equipment, and intangibles	23,767	9,009	1,055
Capitalized software	(8,048)	(18,148)	(26,159)
Acquisition spending, net of cash acquired	(2,850)	(898)	(34,302)
Purchase of investments	(2,676)	(3,451)	(8,724)
Sales or maturities of investments	3,100	3,197	8,619
Other – net	1,135	1,510	(90)
Net cash flows from (to) investing activities	(41,220)	(118,024)	(153,026)

Net Cash Flows From (To) Financing Activities:
Payments of note and long-term debt and other financing	(352,727)	(274,343)	(594,547)
Proceeds from long-term debt	323,075	339,337	611,986
Dividends paid	(51,085)	(49,557)	(48,495)
Purchase of HNI Corporation common stock	(30,452)	(57,505)	(55,825)
Proceeds from sales of HNI Corporation common stock	19,606	14,224	21,596
Withholding related to net share settlements of equity based awards	(156)	(245)	—
Excess tax benefits from stock-based compensation	—	—	2,713
Net cash flows from (to) financing activities	(91,739)	(28,089)	(62,572)

Net increase (decrease) in cash and cash equivalents	53,471	(12,964)	7,764
Cash and cash equivalents at beginning of year	23,348	36,312	28,548
Cash and cash equivalents at end of year	$76,819	$23,348	$36,312

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 29, 2018

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of office furniture and hearth products.  Both industries are reportable segments; however, the Corporation’s office furniture business is its principal line of business.  Refer to "Note 17. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, and tables. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, and pellet burning fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America, and the Caribbean. The Corporation also manufactures and markets office furniture in Asia, primarily China and India.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31.  Fiscal year 2018 ended on December 29, 2018, fiscal year 2017 ended on December 30, 2017, and fiscal year 2016 ended on December 31, 2016. The financial statements for fiscal years 2018, 2017, and 2016 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

Cash, cash equivalents, and investments consisted of the following (in thousands):

	December 29, 2018			December 30, 2017
	Cash and cash equivalents	Short-term investments	Long-term investments	Cash and cash equivalents	Short-term investments	Long-term investments
Available-for-sale securities:
Debt securities	—	1,327	10,677	—	2,015	10,479
Cash and money market accounts	76,819	—	—	23,348	—	—
Total	$76,819	$1,327	$10,677	$23,348	$2,015	$10,479

The following table summarizes the amortized cost basis of the debt securities (in thousands):

	December 29, 2018	December 30, 2017
Amortized cost basis of debt securities	$12,202	$12,660

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

	Balance at beginning of period	Adjustments to allowance	Amounts written off, net of recoveries and other adjustments	Divestitures	Balance at end of period
Year ended December 29, 2018	$1,904	$2,440	$477	$—	$3,867
Year ended December 30, 2017	$2,140	$846	$1,082	$—	$1,904
Year ended December 31, 2016	$4,287	$(357)	$1,598	$192	$2,140

Inventories
The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Finished products	$97,398	$101,715
Materials and work in process	94,161	81,202
Last-in,first-out ("LIFO") allowance	(34,381)	(27,234)
Total inventories	$157,178	$155,683

Inventory valued by the LIFO costing method	81.40%	83.36%

During 2018, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at higher or lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.5 million in 2018. There was no LIFO decrement in 2017. If the FIFO method had been in use, inventories would have been $34.4 million and $27.2 million higher than reported as of December 29, 2018 and December 30, 2017, respectively.

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

	2018	2017	2016
Depreciation expense	$51,063	$56,494	$57,171

Long-Lived Assets
The Corporation evaluates long-lived assets for indicators of impairment as events or changes in circumstances occur indicating that an impairment risk may be present. The judgments regarding the existence of impairment are based on business and market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. Asset impairment charges associated with the Corporation’s long-lived assets are discussed in "Note 4. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

The Corporation reviews goodwill at the reporting unit level within its office furniture and hearth products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation relies on an average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	December 29, 2018	December 30, 2017
Trade accounts payable	$221,395	$235,577
Compensation	52,227	47,277
Profit sharing and retirement expense	28,300	30,884
Marketing expenses	36,529	41,751
Freight	13,892	13,121
Other accrued expenses	76,522	81,518
	$428,865	$450,128

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$15,388	$15,250	$16,227
Accruals settled from divestiture	—	—	(538)
Accruals for warranties issued during period	22,697	20,075	20,055
Adjustments related to pre-existing warranties	233	194	604
Settlements made during the period	(22,868)	(20,131)	(21,098)
Balance at end of period	$15,450	$15,388	$15,250

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets.

The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	December 29, 2018	December 30, 2017
Current - in the next twelve months	$9,455	$9,524
Long-term - beyond one year	5,995	5,864
	$15,450	$15,388

Revenue Recognition
The Corporation implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), at the beginning of fiscal 2018 using the modified-retrospective method, which required the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance did not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018. See "Note 3. Revenue from Contracts with Customers" in the Notes to Consolidated Financial Statements for policy elections and further information.

Product Development Costs
Product development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, building costs, and administrative fees.  The amounts charged against income and recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	2018	2017	2016
Product development costs	$33,420	$31,846	$28,089

Freight Expense
Freight expense on shipments to customers were recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows (in thousands):

	2018	2017	2016
Freight expense	$134,190	$119,096	$115,157

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period.  See "Note 12. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to the Internal Revenue Code. In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Effective in the first quarter of fiscal 2018, the Corporation elected to treat any potential GILTI inclusions as a period cost, as no material impact is projected from GILTI inclusions and any deferred taxes related to any inclusion would not be material. Also under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. The Corporation will continue to evaluate its ability to assert indefinite reinvestment to determine recognition of a deferred tax liability for other items such as Section 986(c) currency gain/loss, foreign withholding, and state taxes. There were approximately $34.5 million of accumulated earnings considered permanently reinvested in China, Hong Kong, Singapore, and Canada as of December 29, 2018. The Corporation believes the tax costs on accumulated unremitted foreign earnings would be approximately $0.02 million if the amounts were not considered permanently reinvested. See "Note 9. Income Taxes" in the Notes to Consolidated Financial Statements for further information.

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

	2018	2017	2016
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$93,377	$89,795	$85,577
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,639	43,839	44,414
Potentially dilutive shares from stock-based compensation plans	689	1,001	1,088
Denominator for diluted EPS	44,328	44,840	45,502
Earnings per share – basic	$2.14	$2.05	$1.93
Earnings per share – diluted	$2.11	$2.00	$1.88

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	2018	2017	2016
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,507,870	809,420	416,142

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

Self-Insurance
The Corporation is primarily self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits.  Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages. The general, auto, product, and workers’ compensation liabilities are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows (in thousands):

	December 29, 2018	December 30, 2017
General, auto, product, and workers' compensation liabilities	$30,227	$27,591

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

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The FASB has issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients to provide further clarification and guidance. The Corporation implemented the new standard in the first quarter of fiscal 2018 using the modified-retrospective method, which required the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, the new guidance did not have a material impact on the Corporation's results of operations or financial position. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2018. See "Note 3. Revenue from Contracts with Customers" in the Notes to Consolidated Financial Statements for further information.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Corporation implemented the new standard in the first quarter of fiscal 2018. This standard did not have a material effect on the consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The new standard requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The Corporation implemented the new standard in the first quarter of fiscal 2018. This standard did not have a material effect on the consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The new standard amends ASC 805, Business Combinations. This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of a group of assets or of a business. The Corporation implemented the new standard in the first quarter of fiscal 2018 on a prospective basis. The standard did not have a material effect on the consolidated financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires an entity with defined benefit and post-retirement benefit plans to present the service cost component of the net periodic benefit cost in the same income statement line item or items as other compensation costs arising from services rendered by employees during the period. All other components of net periodic benefit cost will be presented outside of operating income, if a subtotal is presented. The Corporation implemented the new standard in the first quarter of fiscal 2018 and it was applied retrospectively to each period presented. This standard did not have a material effect on the consolidated financial statements or related disclosures.

Note 3. Revenue from Contracts with Customers

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

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

	Segment	December 29, 2018	December 30, 2017
Supplies-driven channel	Office Furniture	$904,292	$836,733
Contract channel	Office Furniture	801,800	823,990
Hearth	Hearth Products	551,803	515,159
Net sales		$2,257,895	$2,175,882

The majority of revenue presented as "Net sales" in the Consolidated Statements of Comprehensive Income is the result of contracts with customers. All other sources of revenue are not material to the Corporation's results of operations.

Sales by channel type are subject to similar economic factors and market conditions regardless of the channel under which the product is sold. See “Note 17. Reportable Segment Information” in the Notes to Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain office furniture dealers in exchange for their multi-year commitment to market and sell the Corporation’s product. These dealer investments are amortized over the term of the contracts and recognized as a reduction of revenue. For contracts less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of deferred revenue and rebate and marketing program liabilities.

Contract assets and liabilities were as follows (in thousands):

	December 29, 2018	December 30, 2017
Trade receivables (1)	$259,075	$260,455
Contract assets (current) (2)	$529	$300
Contract assets (long-term) (3)	$2,188	$2,350
Contract liabilities (4)	$44,858	$54,527

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended December 29, 2018 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2,100	$—
Reclassification of contract assets to contra revenue	(483)	—
Contract asset impairment	(1,550)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(127,454)
Contract liabilities paid	—	132,909
Cash received in advance and not recognized as revenue	—	(54,167)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	58,304
Impact of business combination	—	77
Net change	$67	$9,669

Due to the short term nature of our contract liabilities, all contract liabilities as of December 30, 2017 were recognized as revenue during the three months ended March 31, 2018. For the full year ended December 29, 2018, the Corporation recognized revenue of $12.5 million in the Consolidated Statements of Comprehensive Income related to contract liabilities as of December 30, 2017.

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

Significant Judgments
The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically don't extend multiple years.

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

The Corporation elected the following accounting policies as a result of adopting the new standard on revenue recognition:

Shipping and Handling Activities - The Corporation has elected to apply the accounting policy election permitted in ASC 606-10-25-18B, which allows an entity to account for shipping and handling activities that occur after control is transferred as fulfillment activities. The Corporation accrues for shipping and handling costs at the same time revenue is recognized, which is in accordance with the policy election. When shipping and handling activities occur prior to the customer obtaining control of the good(s), they are considered fulfillment activities rather than a performance obligation and the costs are accrued for as incurred.

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

Remaining Performance Obligation - The Corporation's backlog orders are typically cancelable for a period of time and almost all of our contracts have an original duration of one year or less. As a result, we have elected the practical expedient not to disclose our remaining performance obligation. The backlog disclosed is typically fulfilled within one or two quarters.

These accounting policies and practical expedients have been applied consistently to all revenue transactions.

Note 4. Restructuring and Impairment Charges

Restructuring costs, goodwill and long-lived asset impairments, and a valuation allowance recorded in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	2018	2017	2016
Cost of sales - accelerated depreciation	$—	$10,327	$5,302

Restructuring charges	$2,325	$6,205	$5,229
Goodwill and long-lived asset impairments	15,200	20,947	5,776
Valuation allowance of long-term note receivable	(1,800)	10,264	—
Restructuring and impairment charges	$15,725	$37,416	$11,005

Restructuring costs in 2018 were primarily incurred as part of the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana. Impairment charges include the impairment of goodwill and long-lived assets for office furniture companies and an impairment charge from the sale of the closed manufacturing facility in Paris, Kentucky. The Corporation also recovered a portion of a long-term note receivable previously impaired.

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

See "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for more information on goodwill and long-lived asset impairments.

See "Note 5. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more information on the valuation allowance of a long-term note receivable.

The accrued restructuring expenses are expected to be paid in the next twelve months and are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of January 2, 2016	$206	$15	$221
Restructuring charges	3,883	1,346	5,229
Cash payments	(1,385)	(1,361)	(2,746)
Restructuring allowance as of December 31, 2016	2,704	—	2,704
Restructuring charges	1,436	4,769	6,205
Cash payments	(2,797)	(4,253)	(7,050)
Restructuring allowance as of December 30, 2017	1,343	516	1,859
Restructuring charges	355	1,970	2,325
Cash payments	(1,562)	(2,336)	(3,898)
Restructuring allowance as of December 29, 2018	$136	$150	$286

Real Estate Transaction
As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility was deferred and is being amortized as a reduction to rent expense evenly over the term of the lease. As of December 29, 2018, the current portion of the deferred gain is $0.5 million and included within "Accounts payable and accrued expenses" and the long-term portion of the deferred gain is $4.2 million and included within "Other Long-Term Liabilities" in the Consolidated Balance Sheets. The transaction did not have a material impact to the Consolidated Statements of Comprehensive Income.

Note 5. Acquisitions and Divestitures

In the third quarter of 2018, the Corporation acquired a small hearth products company resulting in a preliminary goodwill valuation of $3.4 million. The remaining assets and liabilities recorded in the third quarter of 2018 were not material to the Corporation's financial statements. The Corporation will finalize the allocation of the purchase price over the next few quarters based on the final purchase price and fair value adjustments.

OFM
On January 29, 2016, the Corporation acquired OFM, an office furniture company, with annual sales of approximately $30 million at a purchase price of $34.1 million, net of cash acquired, in an all cash transaction. The Corporation finalized the allocation of the purchase price during fourth quarter 2016. There were $15 million of intangible assets other than goodwill associated with this acquisition with estimated useful lives ranging from three to 10 years with amortization recorded on a straight-line basis based on the projected cash flow associated with the respective intangible assets. There was $14 million of goodwill associated with this acquisition. The goodwill is deductible for income tax purposes.

Office Furniture Dealerships
As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships, for which impact is not material to the Corporation's financial statements.

Artcobell
The Corporation completed the sale of substantially all the assets of ArtcoBell Corporation ("Artcobell"), a K-12 education furniture business, on December 31, 2016. A pre-tax non-cash charge of approximately $23 million and a $10 million long-term note receivable, which was included in "Other Assets" in the Corporation's Consolidated Balance Sheets in Form 10-K for the fiscal year ended December 31, 2016, were recorded in relation to the sale. Artcobell had been included as part of the Corporation's office furniture segment. As of December 30, 2017, a valuation allowance was recorded against the long-term note receivable. The Corporation is not required to make any payments and recorded an immaterial recovery in the fourth quarter of 2018.

Note 6. Supplemental Cash Flow Information

The Corporation's cash payments for interest, income taxes, and non-cash investing and financing activities are as follows (in thousands):

	2018	2017	2016
Cash paid for:
Interest paid, net of capitalized interest	$9,882	$6,236	$6,644
Income taxes paid	$11,465	$13,733	$23,120
Changes in accrued expenses due to:
Purchases of property and equipment	$5,895	$(10,370)	$3,599
Purchases of capitalized software	$(2,497)	$(237)	$603

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Goodwill	$270,788	$279,505
Definite-lived intangible assets	163,714	182,186
Indefinite-lived intangible assets	28,788	29,201
Total goodwill and other intangible assets	$463,290	$490,892

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 31, 2016
Goodwill	$137,889	$183,199	$321,088
Accumulated impairment losses	(30,246)	(143)	(30,389)
Net goodwill balance as of December 31, 2016	107,643	183,056	290,699

Impairment losses	(4,838)	—	(4,838)
Foreign currency translation adjustment	(44)	—	(44)
Impairment loss due to closure of an office furniture brand	(6,312)	—	(6,312)

Balance as of December 30, 2017
Goodwill	128,657	183,199	311,856
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of December 30, 2017	96,449	183,056	279,505

Goodwill acquired during the year	—	3,463	3,463
Impairment losses	(12,168)	—	(12,168)
Foreign currency translation adjustment	(12)	—	(12)

Balance as of December 29, 2018
Goodwill	128,645	186,662	315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	$84,269	$186,519	$270,788

The increases in goodwill relate to completed acquisitions.  See "Note 5. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for further information.  The decreases in goodwill in the office furniture segment were due to impairment charges, which are described below.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets (in thousands):

	December 29, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$34	$6	$40	$26	$14
Software	170,274	49,561	120,713	167,105	34,792	132,313
Trademarks and trade names	7,564	2,721	4,843	7,564	2,061	5,503
Customer lists and other	103,840	65,688	38,152	106,090	61,734	44,356
Net definite-lived intangible assets	$281,718	$118,004	$163,714	$280,799	$98,613	$182,186

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	2018	2017	2016
Capitalized software	$17,109	$9,389	$4,722
Other definite-lived intangibles	$6,615	$6,989	$7,055

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2019	2020	2021	2022	2023
Amortization expense	$23.8	$22.9	$21.6	$19.2	$16.9

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets (in thousands):

	December 29, 2018	December 30, 2017
Trademarks and trade names	$28,788	$29,201

As a result of the required annual impairment assessment performed in the fourth quarter of 2018, the Corporation did not record any impairment charges related to indefinite-lived intangible assets.

Sale and License of an Intangible Asset
In the third quarter of 2017, the Corporation recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset, which had a zero carrying value. This nonrecurring gain is reflected in "(Gain) loss on sale, disposal, and license of assets" in the Consolidated Statements of Comprehensive Income.

Impairment Analysis
As a result of the required annual impairment assessment performed in the fourth quarter of 2018, the Corporation determined the fair value of a reporting unit within the office furniture segment was below its carrying value. This reporting unit had triggering events in both the second and third quarters of 2018 due to lower projected operating results, and was tested with interim quantitative impairment tests that resulted in no impairment either time. In the fourth quarter of 2018, a further decline in the estimated fair value of this reporting unit was primarily driven by reduced long-term margin expectations and resulted in an impairment. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for product enhancements, and other expectations about the anticipated short-term and long-term operating results of the reporting unit. The Corporation assumed a discount rate of 14 percent, near term growth rates ranging from 1 percent to 6 percent, and a terminal growth rate of 3 percent. Based on the quantitative analysis, the Corporation recorded a $12.2 million goodwill impairment charge in 2018, which is reflected in "Goodwill and Other Intangible Assets" in the Corporation's Consolidated Balance Sheets. There was $7.5 million net goodwill remaining in the reporting unit as of December 29, 2018. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $2.3 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 50 basis point decrease in the long-term growth rate would result in a $0.5 million decrease in the estimated fair value of the reporting unit.

Prior to the goodwill impairment assessment, the Corporation completed a qualitative review of long-lived assets for all asset groups to determine if events or changes in circumstances indicated that the carrying amount of each asset group may not be recoverable (if a "triggering event" existed). Based on this review, the Corporation tested the recoverability of the long-lived assets, other than goodwill and indefinite-lived intangible assets, in a certain asset groups where a triggering events existed, and found no impairments. Trigger events were noted in these certain asset groups in the second and third quarters of 2018 and no impairments were found.

Based on the results of the annual impairment test, the Corporation concluded that no other goodwill impairment existed apart from the impairment charges discussed above. For all other reporting units included in the annual quantitative impairment test, the estimated fair value is significantly in excess of the carrying value.

Note 8. Long-Term Debt

Long-term debt is as follows (in thousands):

	2018	2017
Revolving credit facility with interest at a variable rate (December 29, 2018 - 3.5%; December 30, 2017 - 2.7%)	$150,000	$267,500
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	—
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	—
Other amounts	679	9,148
Deferred debt issuance costs	(645)	—
Total debt	250,034	276,648
Less: Current maturities of long-term debt	679	36,648
Long-term debt	$249,355	$240,000

Aggregate maturities of long-term debt are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Maturities of long-term debt	$679	$—	$—	$—	$150,000	$100,000

As of December 29, 2018, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. This Third Amended and Restated Credit Agreement replaces the previously executed Second Amended and Restated Credit Agreement dated January 6, 2016. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of $1.5 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 29, 2018, there was $150 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures and strategic initiatives, such as acquisitions and repurchases of common stock.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of December 29, 2018 the debt issuance costs balance of $0.6 million is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of December 29, 2018, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 9. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows (in thousands):

	2018	2017	2016
Current:
Federal	$15,663	$9,501	$18,963
State	4,877	3,408	3,740
Foreign	936	789	1,450
Current provision	21,476	13,698	24,153
Deferred:
Federal	4,002	(35,914)	18,167
State	1,320	2,552	2,533
Foreign	(1,399)	378	(1,580)
Deferred provision	3,923	(32,984)	19,120
Total income tax expense	$25,399	$(19,286)	$43,273

The differences between the actual tax expense and tax expense computed at the statutory U.S. federal tax rate are explained as follows (in thousands):

	2018	2017	2016
Federal statutory tax expense	$24,943	$24,678	$45,098
State taxes, net of federal tax effect	3,997	2,197	3,874
Credit for increasing research activities	(3,950)	(3,407)	(3,808)
Deduction related to domestic production activities	—	(1,537)	(2,243)
Valuation allowance	(1,141)	4,232	231
Federal rate adjustment to deferred taxes	—	(45,386)	—
Equity based compensation	(666)	(1,544)	—
Change in uncertain tax positions	766	(163)	117
Foreign income tax rate differential	124	2,094	845
Other – net	1,326	(450)	(841)
Total income tax expense	$25,399	$(19,286)	$43,273

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

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

Significant components of the Corporation’s deferred tax liabilities and assets are as follows (in thousands):

	2018	2017
Deferred Taxes
Allowance for doubtful accounts	$897	$2,679
Compensation	6,419	5,618
Inventory differences	2,498	2,541
Marketing accrual	1,260	1,653
Stock-based compensation	8,456	8,224
Accrued post-retirement benefit obligations	5,500	6,896
Vacation accrual	2,783	2,577
Warranty accrual	3,761	3,737
Net operating loss carryforward	4,790	6,534
Charitable contributions carryforward	712	2,839
Other – net	12,702	6,372
Total deferred tax assets	$49,778	$49,670
Deferred income	(4,707)	(4,330)
Goodwill and other intangible assets	(52,468)	(53,255)
Prepaids	(6,536)	(5,862)
Tax over book depreciation	(59,500)	(54,227)
Total deferred tax liabilities	$(123,211)	$(117,674)
Valuation allowance	(7,153)	(8,664)
Total net deferred tax liabilities	$(80,586)	$(76,668)

Long-term net deferred tax assets	1,569	193
Long-term net deferred tax liabilities	(82,155)	(76,861)
Total net deferred tax liabilities	$(80,586)	$(76,668)

The valuation allowance for deferred tax assets is as follows (in thousands):

	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended December 29, 2018	$8,664	(839)	(672)	$7,153
Year ended December 30, 2017	$4,159	4,505	—	$8,664
Year ended December 31, 2016	$3,978	$231	$(50)	$4,159

The current year decrease in the valuation allowance of $1.5 million primarily relates to a partial release of valuation allowances related to a foreign net operating loss utilization, an increase of other foreign tax net operating loss and a partial release of a previously recorded domestic deferred tax asset recorded that would give rise to a capital loss. The adjustment to the balance sheet relates to a change in foreign tax rate on certain foreign deferred tax assets.

As of December 29, 2018, the Corporation had approximately $0.5 million of U.S. state tax net operating losses and $2.2 million of U.S. state tax credits, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Balance at beginning of period	$2,524	$3,043
Increases in positions taken in a prior period	262	—
Decreases in positions taken in a prior period	—	(45)
New positions taken in a current period	529	569
Decrease due to settlements	(9)	(363)
Decrease due to lapse of statute of limitations	(369)	(680)
Balance at end of period	$2,937	$2,524

The amount of unrecognized tax benefits, which would impact the Corporation's effective tax rate, if recognized, was $2.9 million as of December 29, 2018 and $2.5 million as of December 30, 2017.

As of December 29, 2018, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation.  It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses consistent with the recognition of these items in prior reporting periods.  Interest, penalties, and benefits recognized in the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Interest, penalties, and (benefits)	$92	$(25)	$70

The Corporation recorded a liability for interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Comprehensive Income as follows (in thousands):

	December 29, 2018	December 30, 2017
Liability related to unrecognized tax benefits	$275	$183

Tax years 2015 through 2017 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in various state jurisdictions, of which years 2014 through 2017 remain open to examination.

Deferred income taxes are provided to reflect differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. The tax on those deemed repatriated earnings is no longer indefinitely deferred but may be paid over eight years. This is a one-time transition tax. There were approximately $34.5 million of accumulated earnings considered permanently reinvested in China, Hong Kong, Singapore, and Canada as of December 29, 2018. The Corporation believes the tax costs on accumulated unremitted foreign earnings would be approximately $0.02 million if the amounts were not considered permanently reinvested.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 29, 2018
Cash and cash equivalents (including money market funds) (1)	$76,819	$76,819	$—	$—
Government securities (2)	$7,384	$—	$7,384	$—
Corporate bonds (2)	$4,620	$—	$4,620	$—
Derivative financial instruments (3)	$3,797	$—	$3,797	$—
Variable-rate debt obligations (4)	$150,000	$—	$150,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$7,857	$—	$7,857	$—

Balance as of December 30, 2017
Cash and cash equivalents (including money market funds) (1)	$23,348	$23,348	$—	$—
Government securities (2)	$6,345	$—	$6,345	$—
Corporate bonds (2)	$6,149	$—	$6,149	$—
Derivative financial instruments (3)	$3,354	$—	$3,354	$—
Variable-rate debt obligations (4)	$267,500	$—	$267,500	$—
Deferred stock-based compensation (5)	$8,885	$—	$8,885	$—

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

Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2016	$322	$(2)	$(5,506)	$—	$(5,186)
Other comprehensive income (loss) before reclassifications	(1,510)	(158)	499	1,317	148
Tax (expense) or benefit	—	55	(160)	(485)	(590)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	628	628
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	1,219	(6)	(733)	714	1,194
Tax (expense) or benefit	—	(21)	270	(263)	(14)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	209	209
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(3,004)	(31)	3,531	1,488	1,984
Tax (expense) or benefit	—	7	(830)	(350)	(1,173)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(799)	(799)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notational value expiring January 2021. As of December 29, 2018, the fair value of the Corporation's interest rate swap was an asset of $3.8 million, which is reflected in "Other Assets" in the Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $2.5 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2018	2017	2016
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$1,045	$(330)	$(993)
	Tax (expense) or benefit	(246)	121	365
	Net of tax	$799	$(209)	$(628)
Amounts in parentheses indicate reductions to profit.

In May 2017, the Corporation registered 300,000 shares of its common stock under its 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan"). The 2017 Director Plan replaced the 2007 Equity Plan for Non-Employee Directors of HNI Corporation (the "2007 Director Plan" and together with the 2017 Director Plan, the "Director Plans"). After approval of the 2017 Director Plan, no awards were granted under the 2007 Director Plan.  The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation, and awards of Corporation common stock.  The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock.

Common stock was issued under the Director Plans as follows:

	2018	2017	2016
Director Plan issued shares of common stock	27,745	27,196	24,352

Dividend
Cash dividends declared and paid per share for each year were as follows (in dollars):

	2018	2017	2016
Common shares	$1.17	$1.13	$1.09

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

	2018	2017	2016
Shares of common stock issued	74,020	74,694	75,098
Average price per share	$32.19	$35.22	$37.77

An additional 673,013 shares were available for issuance under the 2017 MSPP as of December 29, 2018.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s President and CEO) annual salary and the average of the prior two years’ bonuses.

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	2018	2017	2016
Shares repurchased	755,221	1,462,936	1,082,938
Average price per share	$38.96	$40.25	51.55

Cash purchase price	$(29,424)	$(58,887)	$(55,825)
Purchases unsettled as of quarter end	354	1,382	—
Prior year purchases settled in current year	(1,382)	—	—
Shares repurchased per cash flow	$(30,452)	$(57,505)	$(55,825)

As of December 29, 2018, approximately $48.6 million of the Corporation's Board of Directors' current repurchase authorization remained unspent.

Note 12. Stock-Based Compensation

Under the Corporation’s 2017 Stock-Based Compensation Plan (the "Plan"), effective May 9, 2017, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon shareholder approval of the Plan in May 2017, no future awards were granted under the Corporation’s 2007 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 29, 2018, there were approximately 2.6 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

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

Compensation cost charged against operations for the Plan and the 2017 MSPP described in "Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements was as follows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Compensation cost	$7,317	$7,750	$8,141

The total income tax benefit recognized in the income statement for share-based compensation arrangements was as follows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Income tax benefit	$1,582	$2,581	$2,809

The stock-based compensation expense for the following year-end dates were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	December 29, 2018	December 30, 2017	December 31, 2016
Expected term	5 years	6 years	6 years
Expected volatility (weighted-average)	34.12%	38.07%	38.96%
Expected dividend yield (weighted-average)	2.97%	2.36%	3.30%
Risk-free interest rate (weighted-average)	2.66%	2.17%	1.41%

Expected volatilities were based on historical volatility as the Corporation does not feel that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a calculation method based on the historical daily frequency for a period of time equal to the expected term. The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation used historical exercise experience to determine the expected term.  The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 2, 2016	3,358,323	$32.09
Granted	877,277	32.18
Exercised	(609,663)	30.52
Forfeited or Expired	(121,602)	52.24
Outstanding as of December 31, 2016	3,504,335	$31.68
Granted	537,795	46.61
Exercised	(446,817)	25.55
Forfeited or Expired	(33,029)	40.81
Outstanding as of December 30, 2017	3,562,284	$34.63
Granted	788,301	38.53
Exercised	(647,759)	26.28
Forfeited or Expired	(75,821)	38.36
Outstanding as of December 29, 2018	3,627,005	$36.89

A summary of the Corporation’s non-vested stock options and changes during the year are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 30, 2017	1,935,838	$12.05
Granted	788,301	9.72
Vested	(646,900)	11.14
Forfeited	(75,821)	11.19
Non-vested as of December 29, 2018	2,001,418	$11.46

As of December 29, 2018, there was $3.8 million of unrecognized compensation cost related to non-vested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.1 years.  Information about stock options expected to vest or currently exercisable is as follows:

	December 29, 2018
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value ($000s)
Expected to vest	1,864,724	$39.92	8.0	$1,779
Exercisable	1,625,587	$33.21	4.4	$5,893

Other information for the last three years is as follows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Total fair value of shares vested	$7,204	$8,057	$7,206
Total intrinsic value of options exercised	$8,917	$7,270	$11,985
Cash received from exercise of stock options	$17,021	$11,418	$18,609
Tax benefit realized from exercise of stock options	$1,928	$2,423	$4,142
Weighted-average grant-date fair value of options granted	$9.72	$14.41	$8.80

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

The following table summarizes the changes in outstanding RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 2, 2016	38,500	$43.77
Granted	25,000	32.06
Vested	—	—
Forfeited	(3,000)	51.54
Outstanding as of December 31, 2016	60,500	$38.54
Granted	—	—
Vested	(18,500)	35.36
Forfeited	(5,000)	51.54
Outstanding as of December 30, 2017	37,000	$38.38
Granted	23,224	40.44
Vested	(12,000)	51.54
Forfeited	(2,500)	28.90
Outstanding as of December 29, 2018	45,724	$36.49

As of December 29, 2018, there was $0.8 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 1.0 year. The total value of shares vested was as follows (in thousands):

	2018	2017	2016
Value of shares vested	$618	$654	$—

The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented (in thousands):

	December 29, 2018	December 30, 2017
Current maturities of other long-term obligations	$2,356	$719
Other long-term liabilities	8,729	11,581
Total deferred compensation	$11,085	$12,300

Total fair-market value of deferred compensation	$7,857	$8,885

Note 13. Retirement Benefits

The Corporation has a defined contribution retirement plan covering substantially all employees.

The Corporation's annual contribution to the plan is based on employee eligible earnings. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contribution (in thousands):

	2018	2017	2016
Stock contribution	$7,174	$7,327	$7,170
Cash contribution	21,413	23,834	25,349
Total annual contribution	$28,587	$31,161	$32,519

Note 14. Post-Retirement Health Care

The Corporation offers a fixed subsidy to certain retirees who choose to participate in a third party insurance plan selected by the Corporation. Guidance on employers’ accounting for other post-retirement plans requires recognition of the overfunded or underfunded status on the balance sheet.  Under this guidance, gains and losses, prior service costs and credits, and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

The following table sets forth the activity and reporting location of the benefit obligation and plan assets (in thousands):

	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$22,933	$21,153
Service cost	853	741
Interest cost	789	825
Benefits paid	(1,570)	(1,003)
Actuarial (gain) loss	(3,453)	1,217
Benefit obligation at end of year	$19,552	$22,933
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,570	1,003
Transferred out	—	—
Benefits paid	(1,570)	(1,003)
Fair value at end of year	$—	$—
Funded Status of Plan	$(19,552)	$(22,933)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,057	$1,050
Non-current liabilities	$18,495	$21,883

Amounts recognized in Accumulated Other Comprehensive Income (before tax) consist of:
Actuarial (gain) loss	$(14)	$3,565

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$3,565	$2,373
Actuarial (gain) loss	(3,453)	1,217
Amortization of transition amount	(126)	(25)
Amount disclosed at end of year	$(14)	$3,565

Estimated future benefit payments are as follows (in thousands):

Fiscal 2019	$1,056
Fiscal 2020	$1,053
Fiscal 2021	$1,051
Fiscal 2022	$1,065
Fiscal 2023	$1,085
Fiscal 2024 – 2028	$5,885

Expected contributions are as follows (in thousands):

Fiscal 2019	$1,056

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2018	2017	2016
Discount rate	4.2%	3.5%	4.0%

The Corporation's payment for these benefits is a fixed subsidy per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets. A discount rate of 4.2 percent was used to determine net periodic benefit costs for 2019. The following table sets forth the components of net periodic benefit costs (in thousands):

2019
Service cost	$680
Interest cost	795
Amortization of net (gain) loss	—
Net periodic post-retirement benefit cost	$1,475

Note 15. Leases

The Corporation leases certain showrooms, office space, warehouse and plant facilities and equipment.  Commitments for minimum rentals under non-cancelable leases are as follows (in thousands):

Operating Leases
2019	$24,387
2020	18,250
2021	13,324
2022	9,082
2023	6,228
Thereafter	10,469
Total minimum lease payments	$81,740

There are no capitalized leases as of December 29, 2018 and December 30, 2017.

Rent expense was as follows (in thousands):

	2018	2017	2016
Rent expense	$31,027	$32,158	$35,288

There was no contingent rent expense under operating leases for the years 2018, 2017, and 2016.

As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility was deferred and is being amortized as a reduction to rent expense evenly over the term of the lease. As of December 29, 2018, the current portion of the deferred gain is $0.5 million and included within "Accounts payable and accrued expenses" and the long-term portion of the deferred gain is $4.2 million and included within "Other Long-Term Liabilities" in the Consolidated Balance Sheets. The transaction did not have a material impact to the Consolidated Statements of Comprehensive Income.

Note 16. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of $24 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of $2 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation initiated litigation in Iowa on August 15, 2017 against the purchasers of Artcobell for amounts owed in connection with the sale of Artcobell. Artcobell initiated litigation against the Corporation in Texas on June 14, 2017 regarding a dispute arising after the sale of Artcobell. On October 9, 2018, the Corporation resolved all claims related to the disputes. The Corporation is not required to make any payments and recorded an immaterial recovery in the fourth quarter of 2018.

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

For purposes of segment reporting, intercompany sales between segments are not material, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses.  These unallocated general corporate expenses include the net costs of the Corporation’s corporate operations.  Management views interest income and expense as corporate financing costs and not as a reportable segment cost.  In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis.  Identifiable assets by segment are those assets applicable to the respective industry segments.  Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments, IT infrastructure, and corporate office real estate and related equipment.

No geographic information for revenues from external customers or for long-lived assets is disclosed since the Corporation’s primary market and capital investments are concentrated in the United States.

Reportable segment data reconciled to the Corporation's consolidated financial statements was as follows (in thousands):

	2018	2017	2016
Net Sales:
Office furniture	$1,706,092	$1,660,723	$1,703,885
Hearth products	551,803	515,159	499,604
Total	$2,257,895	$2,175,882	$2,203,489

Income Before Income Taxes:
Office furniture (a)	$79,323	$50,176	$117,397
Hearth products (b)	91,367	83,649	69,960
General corporate	(42,517)	(57,135)	(53,665)
Operating income	128,173	76,690	133,692
Interest expense, net	9,448	6,078	4,781
Total	$118,725	$70,612	$128,911

Depreciation and Amortization Expense:
Office furniture	$44,303	$48,435	$45,088
Hearth products	8,171	10,109	12,486
General corporate	22,314	14,328	11,373
Total	$74,788	$72,872	$68,947

Capital Expenditures (including capitalized software):
Office furniture	$47,860	$79,458	$65,944
Hearth products	8,854	17,356	11,217
General corporate	6,982	30,577	42,423
Total	$63,696	$127,391	$119,584

Identifiable Assets:
Office furniture	$797,574	$821,767	$749,145
Hearth products	352,060	347,189	340,494
General corporate	252,210	222,594	240,595
Total	$1,401,844	$1,391,550	$1,330,234

(a)
Included in operating profit for the office furniture segment are pretax charges of $16.4 million, $32.5 million, and $10.9 million, for closing of facilities and impairment charges in 2018, 2017, and 2016, respectively.

(b)
Included in operating profit for the hearth products segment are pretax charges of $1.2 million and $4.9 million for closing facilities in 2018 and 2017, and $5.5 million related to exiting a line of business in 2016.

The Corporation's net sales by product category were as follows (in thousands):

	2018	2017	2016
Systems and storage	$1,015,900	$1,069,518	$1,072,518
Seating	598,722	536,501	539,839
Other	91,470	54,704	91,528
Hearth products	551,803	515,159	499,604
	$2,257,895	$2,175,882	$2,203,489

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

The following tables present certain unaudited quarterly financial information for each of the past 8 quarters (in thousands, except per share data):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$505,069	$543,614	$611,120	$598,092
Cost of sales	328,150	342,744	377,789	374,174
Gross profit	176,919	200,870	233,331	223,918
Selling and administrative expenses	171,895	172,973	179,577	166,695
(Gain) loss on sale, disposal, and license of assets	—	—	—	—
Restructuring and impairment charges	1,338	837	128	13,422
Operating income (loss)	3,686	27,060	53,626	43,801
Interest income	113	89	80	297
Interest expense	2,337	2,718	2,602	2,370
Income (loss) before income taxes	1,462	24,431	51,104	41,728
Income tax expense (benefit)	(999)	5,835	11,197	9,366
Net income	2,461	18,596	39,907	32,362
Less: Net income (loss) attributable to non-controlling interest	(49)	(1)	—	(1)
Net income attributable to HNI Corporation	$2,510	$18,597	$39,907	$32,363

Average number of common shares outstanding - basic	43,359,971	43,665,411	43,822,757	43,707,873
Net income attributable to HNI Corporation per common share – basic	$0.06	$0.43	$0.91	$0.74
Average number of common shares outstanding - diluted	44,134,142	44,289,662	44,678,824	44,310,574
Net income attributable to HNI Corporation per common share – diluted	$0.06	$0.42	$0.89	$0.73

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.0	37.0	38.2	37.4
Selling and administrative expenses	34.0	31.8	29.4	27.9
(Gain) loss on sale, disposal, and license of assets	—	—	—	—
Restructuring and impairment charges	0.3	0.2	—	2.2
Operating income (loss)	0.7	5.0	8.8	7.3
Income tax expense (benefit)	(0.2)	1.1	1.8	1.6
Net income attributable to HNI Corporation	0.5	3.4	6.5	5.4

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$477,667	$514,485	$599,455	$584,275
Cost of sales	303,944	329,733	378,211	380,006
Gross profit	173,723	184,752	221,244	204,269
Selling and administrative expenses	163,666	162,684	169,547	175,934
(Gain) loss on sale of assets	—	—	(6,805)	4,856
Restructuring and impairment charges	2,123	419	783	34,091
Operating income	7,934	21,649	57,719	(10,612)
Interest income	71	325	71	(170)
Interest expense	1,046	1,347	1,835	2,147
Income before income taxes	6,959	20,627	55,955	(12,929)
Income taxes	2,178	6,771	18,624	(46,859)
Net income	4,781	13,856	37,331	33,930
Less: Net income (loss) attributable to non-controlling interest	(56)	8	60	91
Net income attributable to HNI Corporation	$4,837	$13,848	$37,271	$33,839

Average number of common shares outstanding - basic	44,050,040	44,178,287	43,682,805	43,444,885
Net income attributable to HNI Corporation per common share – basic	$0.11	$0.31	$0.85	$0.78
Average number of common shares outstanding - diluted	45,452,664	45,305,547	44,479,117	44,153,300
Net income attributable to HNI Corporation per common share – diluted	$0.11	$0.31	$0.84	$0.77

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.4	35.9	36.9	35.0
Selling and administrative expenses	34.3	31.6	28.3	30.1
(Gain) loss on sale of assets	—	—	(1.1)	0.8
Restructuring and impairment charges	0.4	0.1	0.1	5.8
Operating income	1.7	4.2	9.6	(1.8)
Income taxes	0.5	1.3	3.1	(8.0)
Net income attributable to HNI Corporation	1.0	2.7	6.2	5.8