Form 10-Q
period 2019-03-30
HNI CORP
filed 2019-04-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14225

HNI Corporation
Iowa (State of Incorporation)		42-0617510 (I.R.S. Employer No.)

600 East Second Street P. O. Box 1109 Muscatine, Iowa 52761-0071 (563) 272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of March 30, 2019 43,339,040

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 30, 2019 and March 31, 2018	3

	Condensed Consolidated Balance Sheets - March 30, 2019 and December 29, 2018	4

	Consolidated Statements of Equity - Three Months Ended March 30, 2019 and March 31, 2018	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 30, 2019 and March 31, 2018	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	33

Signatures		34

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018

Net sales	$479,456	$505,069
Cost of sales	309,842	328,150
Gross profit	169,614	176,919
Selling and administrative expenses	165,937	171,895
Restructuring charges	—	1,338
Operating income	3,677	3,686
Interest income	356	113
Interest expense	2,467	2,337
Income before income taxes	1,566	1,462
Income tax expense (benefit)	546	(999)
Net income	1,020	2,461
Less: Net income (loss) attributable to non-controlling interest	(2)	(49)
Net income attributable to HNI Corporation	$1,022	$2,510

Average number of common shares outstanding – basic	43,533,527	43,359,971
Net income attributable to HNI Corporation per common share – basic	$0.02	$0.06
Average number of common shares outstanding – diluted	44,088,784	44,134,142
Net income attributable to HNI Corporation per common share – diluted	$0.02	$0.06

Foreign currency translation adjustments	$963	$1
Change in unrealized gains (losses) on marketable securities, net of tax	90	(79)
Change in pension and post-retirement liability, net of tax	(1,185)	—
Change in derivative financial instruments, net of tax	(309)	1,027
Other comprehensive income (loss), net of tax	(441)	949
Comprehensive income	579	3,410
Less: Comprehensive income (loss) attributable to non-controlling interest	(2)	(49)
Comprehensive income attributable to HNI Corporation	$581	$3,459

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	March 30, 2019	December 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$47,872	$76,819
Short-term investments	1,705	1,327
Receivables	224,650	255,207
Inventories	170,589	157,178
Prepaid expenses and other current assets	39,192	41,352
Total Current Assets	484,008	531,883

Property, Plant, and Equipment:
Land and land improvements	29,110	28,377
Buildings	291,005	290,263
Machinery and equipment	570,121	565,884
Construction in progress	32,132	28,443
	922,368	912,967
Less accumulated depreciation	534,439	528,034
Net Property, Plant, and Equipment	387,929	384,933

Right-of-use Operating / Finance Leases	72,925	—

Goodwill and Other Intangible Assets	458,550	463,290

Deferred Income Taxes	1,569	1,569

Other Assets	18,415	20,169

Total Assets	$1,423,396	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	March 30, 2019	December 29, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$346,185	$428,865
Current maturities of long-term debt	478	679
Current maturities of other long-term obligations	3,478	4,764
Current lease obligations - Operating / Finance	22,719	—
Total Current Liabilities	372,860	434,308

Long-Term Debt	295,876	249,355

Long-Term Lease Obligations - Operating / Finance	58,688	—

Other Long-Term Liabilities	67,650	72,767

Deferred Income Taxes	83,071	82,155

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
March 30, 2019 – 43,339 shares
December 29, 2018 – 43,582 shares	43,339	43,582

Additional paid-in capital	15,921	18,041
Retained earnings	489,707	504,909
Accumulated other comprehensive income (loss)	(4,040)	(3,599)
Total HNI Corporation shareholders' equity	544,927	562,933

Non-controlling interest	324	326

Total Equity	545,251	563,259

Total Liabilities and Equity	$1,423,396	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - March 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	1,022	—	(2)	1,020
Other comprehensive income (loss), net of tax	—	—	—	298	—	298
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.295 per share	—	—	(12,872)	—	—	(12,872)
Common shares – treasury:
Shares purchased	(647)	(16,948)	(7,090)	—	—	(24,685)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	404	14,828	—	—	—	15,232
Balance, March 30, 2019	$43,339	$15,921	$489,707	$(4,040)	$324	$545,251

	Three Months Ended - March 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	2,510	—	(49)	2,461
Other comprehensive income (loss), net of tax	—	—	—	949	—	949
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.285 per share	—	—	(12,381)	—	—	(12,381)
Common shares – treasury:
Shares purchased	(153)	(1,175)	(4,636)	—	—	(5,964)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	329	14,270	—	—	—	14,599
Balance, March 31, 2018	$43,530	$20,124	$452,748	$(2,662)	$501	$514,241

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Cash Flows From (To) Operating Activities:
Net income	$1,020	$2,461
Non-cash items included in net income:
Depreciation and amortization	19,040	18,445
Other post-retirement and post-employment benefits	369	447
Stock-based compensation	2,451	3,712
Operating / finance lease interest and amortization	5,559	—
Deferred income taxes	1,119	(1,196)
(Gain) loss on sale and retirement of long-lived assets, net	334	808
Other – net	1,704	(742)
Net increase (decrease) in operating assets and liabilities, net of divestitures	(55,038)	(55,135)
Increase (decrease) in other liabilities	(4,832)	447
Net cash flows from (to) operating activities	(28,274)	(30,753)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(17,575)	(12,383)
Proceeds from sale of property, plant, and equipment	68	18,353
Capitalized software	(1,521)	(3,948)
Purchase of investments	—	(605)
Sales or maturities of investments	450	650
Other – net	—	794
Net cash flows from (to) investing activities	(18,578)	2,861

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(606)	(102,693)
Proceeds from long-term debt	46,897	155,047
Dividends paid	(12,872)	(12,381)
Purchase of HNI Corporation common stock	(23,869)	(7,345)
Proceeds from sales of HNI Corporation common stock	5,413	2,764
Other – net	2,942	(2,035)
Net cash flows from (to) financing activities	17,905	33,357

Net increase (decrease) in cash and cash equivalents	(28,947)	5,465
Cash and cash equivalents at beginning of period	76,819	23,348
Cash and cash equivalents at end of period	$47,872	$28,813

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 29, 2018 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 30, 2019 are not necessarily indicative of the results expected for the fiscal year ending December 28, 2019.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended
	Segment	March 30, 2019	March 31, 2018
Supplies-driven channel	Office Furniture	$176,693	$191,228
Contract channel	Office Furniture	176,818	189,687
Hearth	Hearth Products	125,945	124,154
Net sales		$479,456	$505,069

The majority of revenue presented as "Net sales" in the Condensed Consolidated Statements of Comprehensive Income is the result of contracts with customers. All other sources of revenue are not material to the Corporation's results of operations.

Sales by channel type are subject to similar economic factors and market conditions regardless of the channel under which the product is sold. See “Note 18. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain office furniture dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These dealer investments are amortized over the term of the contracts and recognized as a reduction of revenue. For contracts less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of deferred revenue and rebate and marketing program liabilities.

Contract assets and contract liabilities were as follows (in thousands):

	March 30, 2019	December 29, 2018
Trade receivables (1)	$228,674	$259,075
Contract assets (current) (2)	$544	$529
Contract assets (long-term) (3)	$2,091	$2,188
Contract liabilities (4)	$31,129	$44,858

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the three months ended March 30, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra revenue	$(82)	$—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(28,567)
Contract liabilities paid	—	41,368
Cash received in advance and not recognized as revenue	—	(24,185)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	25,113
Net change	$(82)	$13,729

For the three months ended March 30, 2019, the Corporation recognized revenue of $8.3 million in the Condensed Consolidated Statements of Comprehensive Income related to contract liabilities as of December 29, 2018.

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

Significant Judgments
The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically do not extend multiple years.

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

Remaining Performance Obligation - The Corporation's backlog orders are typically cancelable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in 606-10-50-14 not to disclose the remaining performance obligation. The backlog disclosed is typically fulfilled within one or two quarters.

These accounting policies and practical expedients have been applied consistently to all revenue transactions.

Note 3.  Restructuring

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Restructuring and impairment charges	$—	$1,338
Total restructuring costs	$—	$1,338

Restructuring costs in 2018 were primarily incurred as part of the previously announced closures of the office furniture manufacturing facility in Orleans, Indiana and the hearth manufacturing facility in Paris, Kentucky.

The accrued restructuring expenses are expected to be paid in the next twelve months and are reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 29, 2018	$136	$150	$286
Cash payments	(35)	(28)	(63)
Restructuring allowance as of March 30, 2019	$101	$122	$223

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

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 83 percent valued by the last-in, first-out ("LIFO") costing method. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 30, 2019	December 29, 2018

Finished products	$108,590	$97,398
Materials and work in process	95,927	94,161
LIFO allowance	(33,928)	(34,381)
Total inventories	$170,589	$157,178

Note 6.  Leases

The Corporation implemented ASU No. 2016-02, Leases (Topic 842), at the beginning of fiscal 2019 using the modified-retrospective transition approach. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and are now implemented as of the first quarter 2019.

Implementation of ASU No. 2016-02 increased retained earnings by $3.0 million. This included an increase of $3.3 million driven by the recognition of the remaining deferred gain on a 2018 sale-leaseback directly into retained earnings partially offset by a decrease of $0.3 million driven by the calculation of beginning right of use assets and lease liabilities. The Corporation recognized $73.8 million in right of use assets and $82.0 million in lease liabilities as a result of the implementation of this standard.

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores and equipment and determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term.

As none of the leases provide an implicit rate, the Corporation uses a secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Corporation uses separate discount rates for its U.S. operations and overseas operations.

Certain real estate leases include one or more options to renew with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at the Corporation's sole discretion. Certain real estate leases include an option to terminate the lease term earlier than the specified lease term for a fee. These options are not included as part of the lease term unless they are reasonably certain to be exercised.

Many of the Corporation's real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. While not significant, certain equipment leases have variable lease payments based on machine hours and certain real estate leases have rate changes based on Consumer Price Index(CPI). The Corporation's lease agreements do not contain any material residual value guarantees.

The Corporation has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

On occasion, the Corporation rents or subleases certain real estate to third parties. This sublease portfolio consists mainly of operating leases for office furniture showrooms and is not significant.

Leases included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	Classification	March 30, 2019
Assets
Operating	Operating lease assets	$72,875
Finance	Finance lease assets	50
Total leased assets		$72,925

Liabilities
Current
Operating	Current maturities of other long-term liabilities	$22,698
Finance	Current maturities of long-term debt and other liabilities	21
Non-current
Operating	Non-current operating lease liabilities	58,660
Finance	Long-term debt and other borrowings	28
Total leased liabilities		$81,407

Approximately 85 percent of the value of the leased assets is for real estate. The remaining 15 percent of the value of the leased assets is for equipment.

Lease costs included in the Condensed Consolidated Statements on Comprehensive Income consisted of the following (in thousands):

		Three Months Ended
	Classification	March 30, 2019
Operating lease costs
Fixed	Cost of sales	$518
	Selling and administrative expenses	6,092
Short-term / variable	Cost of sales	83
	Selling and administrative expenses	215
Finance lease costs
Amortization	Cost of sales, selling and administrative, and interest expenses	4
Less: Sublease income (a)		38
Total lease costs		$6,874

(a)
Excludes rental income from owned properties of $0.0 million for the three months ended March 30, 2019, which is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income.

Maturity of lease liabilities is as follows (in thousands):

Operating leases (a)	Maturity of lease liabilities
2019 (remaining portion of year)	$19,805
2020	22,176
2021	15,382
2022	10,301
2023	8,298
Thereafter	15,150
Total lease payments	91,112
Less: Interest	9,755
Present value of operating lease liabilities	81,357
Finance leases 2019 (remaining portion of year) - 2023 (b)	50
Total leases	$81,407

(a)
Operating lease payments include $1.6 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $0.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)
At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $0.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of March 30, 2019:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	4.50%	5.0
Finance leases	4.42%	2.7

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$6,411
Financing cash flows from finance leases	$4
Leased assets obtained in exchange for new operating / finance lease liabilities	$4,652

Accounting Policies and Practical Expedients Elected

The Corporation elected to use the modified-retrospective method of adopting the new standard on leases. It has been applied to all leases active on or after December 31, 2018, the start of the Corporation's fiscal year.

The Corporation elected the following practical expedients as a result of adopting the new standard on leases:

•
The Corporation has made an accounting election by class of underlying assets to not separate non-lease components of a contract from the lease components to which they relate for all classes of assets except for embedded leases.

•	The Corporation has elected not to restate 2017 and 2018 for the effects of the new standard. Required ASC 840 disclosures for periods prior to 2019 have been provided.

•	The Corporation has elected not to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.

•	The Corporation has elected for all asset classes to not recognize ROU assets and lease liabilities for leases that at the acquisition date have a remaining lease term of twelve months or less.

Presented below are the final disclosures utilizing ASC 840 treatment which was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018:

Commitments for minimum rentals under non-cancelable leases were as follows (in thousands):

Operating Leases
2019	$24,387
2020	18,250
2021	13,324
2022	9,082
2023	6,228
Thereafter	10,469
Total minimum lease payments	$81,740

There were no capitalized leases as of December 29, 2018 and December 30, 2017.

Rent expense under ASC 840 was as follows (in thousands):

	2018	2017	2016
Rent expense	$31,027	$32,158	$35,288

There was no contingent rent expense under operating leases for the years 2018, 2017, and 2016.

As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million were reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows in 2018. In accordance with ASC 840, Leases, the $5.1 million gain on the sale of the facility was deferred and was being amortized as a reduction to rent expense evenly over the term of the lease.

In accordance with ASC 842, Lease Accounting, the remaining unamortized deferred gain related to the sale-leaseback as of December 29, 2018 was recognized directly in "Retained earnings" in the Condensed Consolidated Balance Sheets in the first quarter of 2019 as a cumulative-effect adjustment as the Corporation transferred control of the asset.

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Goodwill	$270,774	$270,788
Definite-lived intangible assets	159,014	163,714
Indefinite-lived intangible assets	28,762	28,788
Total goodwill and other intangible assets	$458,550	$463,290

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 29, 2018
Goodwill	$128,645	$186,662	$315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	84,269	186,519	270,788

Foreign currency translation adjustment	(14)	—	(14)

Balance as of March 30, 2019
Goodwill	128,631	186,662	315,293
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of March 30, 2019	$84,255	$186,519	$270,774

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	March 30, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$36	$4	$40	$34	$6
Software	171,756	54,156	117,600	170,274	49,561	120,713
Trademarks and trade names	7,564	2,886	4,678	7,564	2,721	4,843
Customer lists and other	103,768	67,036	36,732	103,840	65,688	38,152
Net definite-lived intangible assets	$283,128	$124,114	$159,014	$281,718	$118,004	$163,714

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Capitalized software	$4,595	$4,167
Other definite-lived intangibles	$1,574	$1,688

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2019	2020	2021	2022	2023
Amortization expense	$24.1	$22.8	$21.6	$19.2	$16.9

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	March 30, 2019	December 29, 2018
Trademarks and trade names	$28,762	$28,788

The immaterial change in the indefinite-lived intangible assets balances shown above is related to foreign currency translation impacts.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown issues expected to be incurred based on historical experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of period	$15,450	$15,388
Accruals for warranties issued during period	5,718	5,992
Adjustments related to pre-existing warranties	89	68
Warranty issues resolved during the period	(5,746)	(6,010)
Balance at end of period	$15,511	$15,438

The current and long-term portions of the allowance for estimated warranty issues are reflected within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated warranty issues are expected to be paid (in thousands):

	March 30, 2019	December 29, 2018
Current - in the next twelve months	$9,355	$9,455
Long-term - beyond one year	6,156	5,995
	$15,511	$15,450

Note 9.  Long-Term Debt

Long-term debt is as follows (in thousands):

	March 30, 2019	December 29, 2018
Revolving credit facility with interest at a variable rate (March 30, 2019 - 3.6%; December 29, 2018 - 3.5%)	$196,500	$150,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	478	679
Deferred debt issuance costs	(624)	(645)
Total debt	296,354	250,034
Less: Current maturities of long-term debt	478	679
Long-term debt	$295,876	$249,355

As of March 30, 2019, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of $1.3 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of March 30, 2019, there was $197 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $253 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures and strategic initiatives, such as acquisitions and repurchases of common stock.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of March 30, 2019 the debt issuance costs balance of $0.6 million is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of March 30, 2019, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Income before income taxes	$1,566	$1,462
Income taxes	$546	$(999)
Effective tax rate	34.8%	(66.1%)

The Corporation's effective tax rate was higher in the three months ended March 30, 2019 compared to the same period last year primarily due to the release of a valuation allowance for certain foreign jurisdictions for the first three months of 2018.

On February 14, 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities an option to reclassify stranded tax effects related to the Tax Cuts and Jobs Act (the "Act") within accumulated other comprehensive income ("AOCI") to retained earnings for each period in which the effects of the Act is recorded. The ASU 2018-02 does not modify the existing requirement to allocate the income tax effects of changes in tax laws or rates directly to continuing operations as a component of income tax expense (benefit). The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.

The Corporation adopted in Q1 2019 and applied the portfolio approach of accounting related to releasing income tax effects from AOCI. During the three months ended, March 30, 2019 the Corporation reclassified $0.7 million of federal income taxes that were stranded in AOCI due to the Act to retained earnings. No other income tax effects were reclassified.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of March 30, 2019
Cash and cash equivalents (including money market funds) (1)	$47,872	$47,872	$—	$—
Government securities (2)	$7,447	$—	$7,447	$—
Corporate bonds (2)	$4,218	$—	$4,218	$—
Derivative financial instruments (3)	$2,810	$—	$2,810	$—
Variable-rate debt obligations (4)	$196,500	$—	$196,500	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$8,915	$—	$8,915	$—

Balance as of December 29, 2018
Cash and cash equivalents (including money market funds) (1)	$76,819	$76,819	$—	$—
Government securities (2)	$7,384	$—	$7,384	$—
Corporate bonds (2)	$4,620	$—	$4,620	$—
Derivative financial instruments (3)	$3,797	$—	$3,797	$—
Variable-rate debt obligations (4)	$150,000	$—	$150,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$7,857	$—	$7,857	$—

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

Note 12.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	963	114	—	(527)	550
Tax (expense) or benefit	—	(24)	—	124	100
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(352)	(352)
Balance as of March 30, 2019	$(2,010)	$(66)	$(4,114)	$2,150	$(4,040)

Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	1	(100)	—	1,476	1,377
Tax (expense) or benefit	—	21	—	(362)	(341)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(87)	(87)
Balance as of March 31, 2018	$32	$(211)	$(5,630)	$3,147	$(2,662)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of March 30, 2019, the fair value of the Corporation's interest rate swap was an asset of $2.8 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $2.2 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	March 30, 2019	March 31, 2018
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$460	$115
	Tax (expense) or benefit	(108)	(28)
	Net of tax	$352	$87

Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per share as follows (in dollars):

	Three Months Ended
	March 30, 2019	March 31, 2018
Common shares	$0.295	$0.285

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Shares repurchased	647,290	152,822
Average price per share	$38.14	$39.02

Cash purchase price	$(24,685)	$(5,964)
Purchases unsettled as of quarter end	1,170	—
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(23,869)	$(7,345)

As of March 30, 2019, approximately $223.9 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 13.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$1,022	$2,510
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,534	43,360
Potentially dilutive shares from stock-based compensation plans	555	774
Denominator for diluted EPS	44,089	44,134
Earnings per share – basic	$0.02	$0.06
Earnings per share – diluted	$0.02	$0.06

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended
	March 30, 2019	March 31, 2018
Common stock equivalents excluded because their inclusion would be anti-dilutive (in thousands)	1,937	1,226

Note 14. Stock-Based Compensation

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

	Three Months Ended
	March 30, 2019	March 31, 2018
Compensation cost	$2,451	$3,712

The options and units granted by the Corporation had fair values as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock options	$6,211	$6,611
Restricted stock units	$361	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of March 30, 2019:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$6,952	1.2
Non-vested restricted stock units	$999	1.2

Note 15.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Service cost	$170	$213
Interest cost	199	197
Amortization of net (gain) loss	—	37
Net periodic post-retirement benefit cost	$369	$447

Note 16.  Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. The new standard became effective for the Corporation in fiscal 2019 and was implemented using a modified-retrospective transition approach. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and are now implemented as of the first quarter 2019. See "Note 6. Leases" in the Notes to Condensed Consolidated Financial Statements for financial impacts, accounting elections, and further information.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows entities to reclassify certain stranded tax effects from accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017 (the "Act"). The standard also requires certain disclosures about stranded tax effects. The new standard became effective for the Corporation in fiscal 2019. See "Note 10. Income Taxes" in the Notes to Condensed Consolidated Financial Statements for further information.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new standard improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard became effective for the Corporation in fiscal 2019. The standard requires a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for the previously recorded ineffectiveness included in retained earnings related to existing net investment hedges as of the date of adoption. The Corporation did not record a cumulative effect adjustment to retained earnings as no net investment hedges existed as of the ASU adoption date. New hedging relationships entered after the adoption date have been presented in the financial statements using the guidance of the ASU. The standard did not have a material effect on consolidated financial statements and related disclosures.

Note 17.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $23 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $1 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 18.  Reportable Segment Information

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales:
Office furniture	$353,511	$380,915
Hearth products	125,945	124,154
Total	$479,456	$505,069

Income Before Income Taxes:
Office furniture	$(1,055)	$84
Hearth products	17,609	17,114
General corporate	(12,877)	(13,512)
Operating income	3,677	3,686
Interest expense, net	2,111	2,224
Total	$1,566	$1,462

Depreciation and Amortization Expense:
Office furniture	$11,060	$10,986
Hearth products	2,056	1,962
General corporate	5,924	5,497
Total	$19,040	$18,445

Capital Expenditures (including capitalized software):
Office furniture	$10,319	$11,577
Hearth products	4,998	2,938
General corporate	3,779	1,816
Total	$19,096	$16,331

	As of March 30, 2019	As of December 29, 2018
Identifiable Assets:
Office furniture	$840,160	$797,574
Hearth products	364,849	352,060
General corporate	218,387	252,210
Total	$1,423,396	$1,401,844

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

Net sales for the first quarter of 2019 were $479.5 million, a decrease of 5.1 percent, compared to net sales of $505.1 million in the first quarter of 2018.  The change was driven by a decrease in the office furniture segment but was partially offset by an increase in the hearth products segment. The closure and divestitures of small office furniture companies resulted in a net decrease in sales of $8.5 million compared to the first quarter of 2018.

Net income attributable to the Corporation in the first quarter of 2019 was $1.0 million compared to net income of $2.5 million in the first quarter of 2018. The decrease was primarily driven by a higher tax rate, lower volume, and input cost inflation. These factors were partially offset by improved price realization, lower restructuring and transition costs, productivity, cost savings, and lower Business System Transformation costs.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
Net sales	$479,456	$505,069	(5.1%)
Cost of sales	309,842	328,150	(5.6%)
Gross profit	169,614	176,919	(4.1%)
Selling and administrative expenses	165,937	171,895	(3.5%)
Restructuring charges	—	1,338	(100.0%)
Operating income	3,677	3,686	(0.2%)
Interest expense, net	2,111	2,224	(5.1%)
Income before income taxes	1,566	1,462	7.1%
Income tax expense (benefit)	546	(999)	154.7%
Net income (loss) attributable to non-controlling interest	(2)	(49)	95.9%
Net income attributable to HNI Corporation	$1,022	$2,510	(59.3%)

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	35.4	35.0	40	bps
Selling and administrative expenses	34.6	34.0	60	bps
Restructuring and impairment charges	—	0.3	-30	bps
Operating income	0.8	0.7	10	bps
Income taxes	0.1	(0.2)	30	bps
Net income attributable to HNI Corporation	0.2	0.5	-30	bps

Net Sales

Consolidated net sales for the first quarter of 2019 decreased 5.1 percent compared to the same quarter last year. The change was driven by a decrease in the office furniture segment partially offset by an increase in the hearth products segment. Office furniture segment sales decreased in the supplies-driven and contract businesses, along with a decrease of $8.5 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales increased in the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 40 basis points in the first quarter of 2019 compared to the same quarter last year primarily driven by improved productivity, price realization and lower transition costs, partially offset by input cost inflation and lower volume.

First quarter 2018 cost of sales included $1.3 million of transition costs primarily related to the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignment in China. Specific items incurred include production move costs.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 60 basis points in the first quarter of 2019 compared to the same quarter last year primarily driven by lower sales volume, partially offset by lower Business System Transformation costs and lower core spend.

Restructuring Charges

In the first quarter of 2018, the Corporation recorded $1.3 million of restructuring costs primarily associated with the previously announced closures of the office furniture manufacturing facility in Orleans, Indiana and the hearth manufacturing facility in Paris, Kentucky.

Interest Expense

Interest expense for the first quarter of 2019 decreased $0.1 million compared to the same quarter last year.

Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Corporation's income tax provision for the three months ended March 30, 2019 was an expense of $0.5 million on pre-tax income of $1.6 million, or an effective tax rate of 34.8 percent. The income tax provision reflects a higher rate in 2019 compared to prior year quarter primarily due to the release of a valuation allowance for certain foreign jurisdictions for the first three months of 2018.  For the three months ended March 31, 2018, the Corporation's income tax provision was a benefit of $1.0 million on pre-tax income of $1.5 million, or an effective tax rate of (66.1) percent. Refer to "Note 10. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $1.0 million or $0.02 per diluted share in the first quarter of 2019 compared to $2.5 million or $0.06 per diluted share in the first quarter of 2018.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
Net sales	$353,511	$380,915	(7.2%)
Operating profit	$(1,055)	$84	(1356.0%)
Operating profit %	(0.3%)	—%	-30	bps

First quarter 2019 net sales for the office furniture segment decreased 7.2 percent compared to the same quarter last year. Sales decreased in both the supplies-driven and contract businesses, along with a decrease of $8.5 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales decreased 30 basis points in the first quarter of 2019 compared to the same quarter last year primarily driven by lower sales volume and input cost inflation, partially offset by improved price realization, lower Business System Transformation costs, and lower restructuring and transition costs.

In the first quarter of 2018, the office furniture segment recorded $1.2 million of restructuring costs and $1.0 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China. Specific items incurred include severance and production move costs. Of these charges, $1.0 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
Net sales	$125,945	$124,154	1.4%
Operating profit	$17,609	$17,114	2.9%
Operating profit %	14.0%	13.8%	20	bps

First quarter 2019 net sales for the hearth products segment increased 1.4 percent compared to the same quarter last year. Sales increased in both the new construction and retail businesses.

Operating profit as a percentage of net sales increased 20 basis points in the first quarter of 2019 compared to the same quarter last year primarily driven by lower restructuring and transition costs, improved price realization, and lower core spend, partially offset by lower sales volume, input cost inflation, and strategic investments.

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

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a use of $28.3 million of cash in the first three months of 2019 compared to a use of $30.8 million of cash in the first three months of 2018. The seasonal use of cash is primarily driven by the payout of year-end liabilities.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of 2019 were $19.1 million compared to $16.3 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2019, capital expenditures are expected to be approximately $65 to $75 million.

Real Estate Transaction - In the first quarter of 2018, the Corporation entered into a sale-leaseback transaction, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale of property, plant, equipment" in the Condensed Consolidated Statements of Cash Flows. See " Note 6. Leases" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Long-Term Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. During the second quarter of 2018, the Corporation issued $100 million of private placement notes. The proceeds were used to repay outstanding borrowings under the revolving credit facility. See "Note 9. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share were as follows (in dollars):

	Three Months Ended
	March 30, 2019	March 31, 2018
Common shares	$0.295	$0.285

During the quarter, the Board declared the regular quarterly cash dividend on February 13, 2019. The dividend was paid on March 4, 2019 to shareholders of record on February 25, 2019. This was a 3.5 percent per share increase over the comparable prior year quarterly dividend paid on March 5, 2018.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. As of March 30, 2019, approximately $223.9 million of this authorized amount remained unspent. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Shares repurchased	647,290	152,822
Average price per share	$38.14	$39.02

Cash purchase price	$(24,685)	$(5,964)
Purchases unsettled as of quarter end	1,170	—
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(23,869)	$(7,345)

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $253 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments for the first three months of 2019.

Commitments and Contingencies

See "Note 17. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires the Corporation to make estimates and judgments affecting the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  The Corporation continually evaluates its accounting policies and estimates.  The Corporation bases its estimates on historical experience and on a variety of other assumptions believed by management to be reasonable in order to make judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and judgments in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Recently Issued Accounting Standards Not Yet Adopted

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; impacts of tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

The Corporation assumes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2019, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of March 30, 2019, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

In conjunction with the adoption of ASC Topic 842, effective January 1, 2019, the Corporation implemented a lease accounting system and related processes and internal controls, which represent a material change to a component of the Corporation's internal control over financial reporting. There have been no other changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 17. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/30/18 – 01/26/19	167,410	$38.11	167,410	$42,204,329
01/27/19 – 02/23/19	151,880	$39.61	151,880	$236,187,748
02/24/19 – 03/30/19	328,000	$37.47	328,000	$223,898,808
Total	647,290		647,290
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

•
No repurchase plans expired or were terminated during the first quarter of 2019, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: April 30, 2019	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer