Form 10-Q
period 2019-06-29
HNI CORP
filed 2019-07-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Smaller reporting company	☐	Non-accelerated filer	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	June 29, 2019	42,874,677

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Six Months Ended June 29, 2019 and June 30, 2018	3

	Condensed Consolidated Balance Sheets - June 29, 2019 and December 29, 2018	4

	Condensed Consolidated Statements of Equity - Three Months and Six Months Ended June 29, 2019 and June 30, 2018	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 29, 2019 and June 30, 2018	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	34

Signatures		35

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net sales	$526,026	$543,614	$1,005,482	$1,048,683
Cost of sales	333,437	342,744	643,279	670,894
Gross profit	192,589	200,870	362,203	377,789
Selling and administrative expenses	168,411	172,973	334,348	344,868
Restructuring and impairment charges	930	837	930	2,175
Operating income	23,248	27,060	26,925	30,746
Interest income	282	89	638	202
Interest expense	2,762	2,718	5,229	5,055
Income before income taxes	20,768	24,431	22,334	25,893
Income taxes	4,957	5,835	5,503	4,836
Net income	15,811	18,596	16,831	21,057
Less: Net income (loss) attributable to non-controlling interest	1	(1)	(1)	(50)
Net income attributable to HNI Corporation	$15,810	$18,597	$16,832	$21,107

Average number of common shares outstanding – basic	43,217,580	43,665,411	43,375,554	43,512,691
Net income attributable to HNI Corporation per common share – basic	$0.37	$0.43	$0.39	$0.49
Average number of common shares outstanding – diluted	43,633,949	44,289,662	43,860,013	44,201,285
Net income attributable to HNI Corporation per common share – diluted	$0.36	$0.42	$0.38	$0.48

Foreign currency translation adjustments	$(333)	$(1,128)	$630	$(1,127)
Change in unrealized gains (losses) on marketable securities, net of tax	126	(13)	216	(92)
Change in pension and post-retirement liability, net of tax	—	—	(1,185)	—
Change in derivative financial instruments, net of tax	(1,327)	326	(1,636)	1,353
Other comprehensive income (loss), net of tax	(1,534)	(815)	(1,975)	134
Comprehensive income	14,277	17,781	14,856	21,191
Less: Comprehensive income (loss) attributable to non-controlling interest	1	(1)	(1)	(50)
Comprehensive income attributable to HNI Corporation	$14,276	$17,782	$14,857	$21,241

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	June 29, 2019	December 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$28,782	$76,819
Short-term investments	1,668	1,327
Receivables	245,331	255,207
Inventories	193,952	157,178
Prepaid expenses and other current assets	41,318	41,352
Total Current Assets	511,051	531,883

Property, Plant, and Equipment:
Land and land improvements	29,133	28,377
Buildings	292,081	290,263
Machinery and equipment	574,982	565,884
Construction in progress	27,252	28,443
	923,448	912,967
Less accumulated depreciation	537,368	528,034
Net Property, Plant, and Equipment	386,080	384,933

Right-of-use Operating / Finance Leases	70,241	—

Goodwill and Other Intangible Assets	453,356	463,290

Deferred Income Taxes	1,569	1,569

Other Assets	19,812	20,169

Total Assets	$1,442,109	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	June 29, 2019	December 29, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$396,301	$428,865
Current maturities of long-term debt	1,101	679
Current maturities of other long-term obligations	3,582	4,764
Current lease obligations - operating / finance	22,194	—
Total Current Liabilities	423,178	434,308

Long-Term Debt	285,397	249,355

Long-Term Lease Obligations - Operating / Finance	56,307	—

Other Long-Term Liabilities	63,753	72,767

Deferred Income Taxes	83,965	82,155

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
June 29, 2019 – 42,875 shares
December 29, 2018 – 43,582 shares	42,875	43,582

Additional paid-in capital	17,364	18,041
Retained earnings	474,519	504,909
Accumulated other comprehensive income (loss)	(5,574)	(3,599)
Total HNI Corporation shareholders' equity	529,184	562,933

Non-controlling interest	325	326

Total Equity	529,509	563,259

Total Liabilities and Equity	$1,442,109	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - June 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 30, 2019	$43,339	$15,921	$489,707	$(4,040)	$324	$545,251
Comprehensive income:
Net income (loss)	—	—	15,810	—	1	15,811
Other comprehensive income (loss), net of tax	—	—	—	(1,534)	—	(1,534)
Cash dividends; $0.305 per share	—	—	(13,203)	—	—	(13,203)
Common shares – treasury:
Shares purchased	(929)	(14,274)	(17,795)	—	—	(32,998)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	465	15,717	—	—	—	16,182
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509

	Six Months Ended - June 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	16,832	—	(1)	16,831
Other comprehensive income (loss), net of tax	—	—	—	(1,236)	—	(1,236)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.600 per share	—	—	(26,075)	—	—	(26,075)
Common shares – treasury:
Shares purchased	(1,577)	(31,222)	(24,885)	—	—	(57,684)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	870	30,545	—	—	—	31,415
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 31, 2018	$43,530	$20,124	$452,748	$(2,662)	$501	$514,241
Comprehensive income:
Net income (loss)	—	—	18,597	—	(1)	18,596
Other comprehensive income (loss), net of tax	—	—	—	(815)	—	(815)
Cash dividends; $0.295 per share	—	—	(12,887)	—	—	(12,887)
Common shares – treasury:
Shares purchased	(53)	(1,946)	—	—	—	(1,999)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	259	7,899	—	—	—	8,158
Balance, June 30, 2018	$43,736	$26,077	$458,458	$(3,477)	$500	$525,294

	Six Months Ended - June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	21,107	—	(50)	21,057
Other comprehensive income (loss), net of tax	—	—	—	134	—	134
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.580 per share	—	—	(25,268)	—	—	(25,268)
Common shares – treasury:
Shares purchased	(206)	(3,121)	(4,636)	—	—	(7,963)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	588	22,169	—	—	—	22,757
Balance, June 30, 2018	$43,736	$26,077	$458,458	$(3,477)	$500	$525,294

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Net Cash Flows From (To) Operating Activities:
Net income	$16,831	$21,057
Non-cash items included in net income:
Depreciation and amortization	38,450	37,280
Other post-retirement and post-employment benefits	738	883
Stock-based compensation	4,072	4,908
Operating / finance lease interest and amortization	11,617	—
Deferred income taxes	1,360	762
(Gain) loss on sale and retirement of long-lived assets, net	1,046	1,488
Other – net	2,810	175
Net increase (decrease) in operating assets and liabilities, net of divestitures	(56,281)	(37,008)
Increase (decrease) in other liabilities	(7,876)	(67)
Net cash flows from (to) operating activities	12,767	29,478

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(34,659)	(26,687)
Proceeds from sale of property, plant, and equipment	159	18,444
Capitalized software	(2,948)	(5,637)
Purchase of investments	(2,459)	(1,329)
Sales or maturities of investments	1,802	1,357
Other – net	2,025	1,136
Net cash flows from (to) investing activities	(36,080)	(12,716)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(40,272)	(291,330)
Proceeds from long-term debt	76,677	312,279
Dividends paid	(26,075)	(25,268)
Purchase of HNI Corporation common stock	(57,357)	(9,120)
Proceeds from sales of HNI Corporation common stock	18,906	8,755
Other – net	3,397	(4,361)
Net cash flows from (to) financing activities	(24,724)	(9,045)

Net increase (decrease) in cash and cash equivalents	(48,037)	7,717
Cash and cash equivalents at beginning of period	76,819	23,348
Cash and cash equivalents at end of period	$28,782	$31,065

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 29, 2018 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 29, 2019 are not necessarily indicative of the results expected for the fiscal year ending December 28, 2019.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended		Six Months Ended
	Segment	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Supplies-driven channel	Office Furniture	$212,327	$223,457	$389,020	$414,685
Contract channel	Office Furniture	197,185	200,421	374,003	390,108
Hearth	Hearth Products	116,514	119,736	242,459	243,890
Net sales		$526,026	$543,614	$1,005,482	$1,048,683

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

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain office furniture dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. For contracts less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities.

Contract assets and contract liabilities were as follows (in thousands):

	June 29, 2019	December 29, 2018
Trade receivables (1)	$248,857	$259,075
Contract assets (current) (2)	$768	$529
Contract assets (long-term) (3)	$2,652	$2,188
Contract liabilities (4)	$40,592	$44,858

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the six months ended June 29, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$888	$—
Reclassification of contract assets to contra revenue	(185)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(71,517)
Contract liabilities paid	—	73,522
Cash received in advance and not recognized as revenue	—	(33,520)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	35,781
Net change	$703	$4,266

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three and six months ended June 29, 2019 that was included in the December 29, 2018 contract liabilities balance was $0.0 million and $8.3 million, respectively.

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

The Corporation's backlog orders are typically cancelable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of June 29, 2019. The backlog is typically fulfilled within one or two quarters.

Significant Judgments
The amount of consideration the Corporation receives and revenue recognized varies with changes in rebate and marketing program incentives, as well as early pay discounts, offered to customers. The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by variable consideration for rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically end near fiscal year end.

Note 3.  Restructuring and Impairment Charges

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Restructuring and impairment charges	$930	$837	$930	$2,175

Restructuring costs in 2019 were primarily comprised of severance costs related to a structural realignment in the office furniture segment. Restructuring and impairment costs in 2018 were primarily incurred as part of the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and the office furniture manufacturing facility in Orleans, Indiana.

The accrued restructuring expenses are expected to be paid in the next twelve months and are reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 29, 2018	$136	$150	$286
Restructuring charges	884	46	930
Cash payments	(313)	(74)	(387)
Restructuring allowance as of June 29, 2019	$707	$122	$829

Note 4. Acquisitions and Divestitures

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships, for which the impact is not material to the Corporation's financial statements.

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 79 percent valued by the last-in, first-out ("LIFO") costing method. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 29, 2019	December 29, 2018

Finished products	$143,806	$97,398
Materials and work in process	84,260	94,161
LIFO allowance	(34,114)	(34,381)
Total inventories	$193,952	$157,178

Note 6.  Leases

The Corporation implemented ASU No. 2016-02, Leases (Topic 842), at the beginning of fiscal 2019 using the modified-retrospective transition approach. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use ("ROU") asset and lease liability. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and implemented as of the first quarter 2019.

Implementation of ASU No. 2016-02 increased retained earnings by $3.0 million. This included an increase of $3.3 million driven by the recognition of the remaining deferred gain on a 2018 sale-leaseback directly into retained earnings. An offsetting decrease of $0.3 million was driven by the calculation of beginning ROU assets and lease liabilities. The Corporation recognized $73.8 million in ROU assets and $82.0 million in lease liabilities as a result of the implementation of this standard.

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term.

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

Many of the Corporation's real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. While not significant, certain equipment leases have variable lease payments based on machine hours and certain real estate leases have rate changes based on the Consumer Price Index. The Corporation's lease agreements do not contain any material residual value guarantees.

The Corporation has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

On occasion, the Corporation rents or subleases certain real estate to third parties. This sublease portfolio consists mainly of operating leases for office furniture showrooms and is not significant.

Leases included in the Condensed Consolidated Balance Sheet consisted of the following (in thousands):

Classification	June 29, 2019
Assets
Right-of-use operating leases	$68,257
Right-of-use finance leases	1,984
Total Right-of-use operating / finance leases	$70,241

Liabilities
Current lease obligations - operating	$21,759
Current lease obligations - finance	435
Total Current lease obligations - operating / finance	22,194

Long-term lease obligations - operating	54,752
Long-term lease obligations - finance	1,555
Total Long-term lease obligations - operating / finance	56,307

Total lease obligations - operating / finance	$78,501

Approximately 85 percent of the value of the leased assets is for real estate. The remaining 15 percent of the value of the leased assets is for equipment.

Lease costs included in the Condensed Consolidated Statements of Comprehensive Income consisted of the following (in thousands):

		Three Months Ended	Six Months Ended
	Classification	June 29, 2019	June 29, 2019
Operating lease costs
Fixed	Cost of sales	$410	$928
	Selling and administrative expenses	6,207	12,299
Short-term / variable	Cost of sales	235	318
	Selling and administrative expenses	207	422
Finance lease costs
Amortization	Cost of sales, selling and administrative, and interest expense	149	153
Less: Sublease income (a)		47	85
Total lease costs		$7,161	$14,035

(a)
Excludes immaterial rental income from owned properties for the three and six months ended June 29, 2019, which is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income.

Maturity of lease liabilities as of June 29, 2019 is as follows (in thousands):

	Operating Leases (a)	Finance Leases (b)	Total
2019 (remaining portion of year)	$12,979	$250	$13,229
2020	22,641	518	23,159
2021	15,854	492	16,346
2022	10,459	420	10,879
2023	8,410	374	8,784
Thereafter	15,142	98	15,240
Total lease payments	85,485	2,152	87,637
Less: Interest	8,974	162	9,136
Present value of lease liabilities	$76,511	$1,990	$78,501

(a)
At this time there are no operating lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $0.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced, and which are excluded from operating lease liabilities.

(b)
At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $0.2 million of legally binding minimum lease payments for finance leases signed but not yet commenced, and which are excluded from finance lease liabilities.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of June 29, 2019:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	4.40%	4.5
Finance leases	3.62%	4.9

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$13,326
Financing cash flows from finance leases	$142
Leased assets obtained in exchange for new operating / finance lease liabilities	$8,444

Accounting Policies and Practical Expedients Elected

The Corporation elected to use the modified-retrospective method of adopting ASU 2016-02. It has been applied to all leases active on or after December 30, 2018, the start of the Corporation's fiscal year.

The Corporation elected the following practical expedients as a result of adopting ASU 2016-02:

•
The Corporation has made an accounting election by class of underlying assets to not separate non-lease components of a contract from the lease components to which they relate for all classes of assets except for embedded leases.

•	The Corporation has elected not to restate prior period financial statements for the effects of the new standard. Required ASC 840 disclosures for periods prior to 2019 have been provided.

•	The Corporation has elected not to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.

•	The Corporation has elected for all asset classes to not recognize ROU assets and lease liabilities for leases that at the acquisition date have a remaining lease term of twelve months or less.

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

As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million were reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows in 2018. In accordance with ASC 840, the $5.1 million gain on the sale of the facility was deferred and was being amortized as a reduction to rent expense evenly over the term of the lease.

In accordance with the ASU No. 2016-02 adoption, the remaining unamortized deferred gain related to the sale-leaseback as of December 29, 2018 was recognized directly in "Retained earnings" in the Condensed Consolidated Balance Sheets in the first quarter of 2019 as a cumulative-effect adjustment as the Corporation transferred control of the asset.

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Goodwill	$270,801	$270,788
Definite-lived intangible assets	153,742	163,714
Indefinite-lived intangible assets	28,813	28,788
Total goodwill and other intangible assets	$453,356	$463,290

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 29, 2018
Goodwill	$128,645	$186,662	$315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	84,269	186,519	270,788

Foreign currency translation adjustment	13	—	13

Balance as of June 29, 2019
Goodwill	128,658	186,662	315,320
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of June 29, 2019	$84,282	$186,519	$270,801

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	June 29, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$38	$2	$40	$34	$6
Software	172,640	58,762	113,878	170,274	49,561	120,713
Trademarks and trade names	7,564	3,051	4,513	7,564	2,721	4,843
Customer lists and other	103,905	68,556	35,349	103,840	65,688	38,152
Net definite-lived intangible assets	$284,149	$130,407	$153,742	$281,718	$118,004	$163,714

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Capitalized software	$4,612	$4,277	$9,207	$8,444
Other definite-lived intangibles	$1,570	$1,642	$3,145	$3,330

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2019	2020	2021	2022	2023
Amortization expense	$24.4	$23.3	$22.1	$19.4	$17.0

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	June 29, 2019	December 29, 2018
Trademarks and trade names	$28,813	$28,788

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown issues expected to be incurred based on historical experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of period	$15,450	$15,388
Accruals for warranties issued during period	10,504	12,219
Adjustments related to pre-existing warranties	126	93
Warranty issues resolved during the period	(10,512)	(12,234)
Balance at end of period	$15,568	$15,466

The current and long-term portions of the allowance for estimated warranty issues are reflected within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets.

The following table summarizes when these estimated warranty issues are expected to be paid (in thousands):

	June 29, 2019	December 29, 2018
Current - in the next twelve months	$9,399	$9,455
Long-term - beyond one year	6,169	5,995
Total	$15,568	$15,450

Note 9.  Long-Term Debt

Long-term debt is as follows (in thousands):

	June 29, 2019	December 29, 2018
Revolving credit facility with interest at a variable rate (June 29, 2019 - 3.5%; December 29, 2018 - 3.5%)	$186,000	$150,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	1,101	679
Deferred debt issuance costs	(603)	(645)
Total debt	286,498	250,034
Less: Current maturities of long-term debt	1,101	679
Long-term debt	$285,397	$249,355

As of June 29, 2019, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of $1.2 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of June 29, 2019, there was $186 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $264 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of June 29, 2019 the debt issuance costs balance of $0.6 million is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of June 29, 2019, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income before income taxes	$20,768	$24,431	$22,334	$25,893
Income taxes	$4,957	$5,835	$5,503	$4,836
Effective tax rate	23.9%	23.9%	24.6%	18.6%

The Corporation's effective tax rate remained the same in the three months ended June 29, 2019 compared to the same period last year. The effective tax rate was higher in the six months ended June 29, 2019 compared to the same period last year primarily due to the release of a valuation allowance for certain foreign jurisdictions in 2018.

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

The Corporation adopted in Q1 2019 and applied the portfolio approach of accounting related to releasing income tax effects from AOCI. During the three months ended March 30, 2019, the Corporation reclassified $0.7 million of federal income taxes that were stranded in AOCI due to the Act to retained earnings. No income tax effects were reclassified in the three months ended June 29, 2019.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of June 29, 2019
Cash and cash equivalents (including money market funds) (1)	$28,782	$28,782	$—	$—
Government securities (2)	$7,485	$—	$7,485	$—
Corporate bonds (2)	$5,436	$—	$5,436	$—
Derivative financial instruments (3)	$1,076	$—	$1,076	$—
Variable-rate debt obligations (4)	$186,000	$—	$186,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$8,686	$—	$8,686	$—

Balance as of December 29, 2018
Cash and cash equivalents (including money market funds) (1)	$76,819	$76,819	$—	$—
Government securities (2)	$7,384	$—	$7,384	$—
Corporate bonds (2)	$4,620	$—	$4,620	$—
Derivative financial instruments (3)	$3,797	$—	$3,797	$—
Variable-rate debt obligations (4)	$150,000	$—	$150,000	$—
Fixed-rate debt obligations (4)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (5)	$7,857	$—	$7,857	$—

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

Note 12.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	630	273	—	(1,817)	(914)
Tax (expense) or benefit	—	(57)	—	427	370
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(692)	(692)
Balance as of June 29, 2019	$(2,343)	$60	$(4,114)	$823	$(5,574)

Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(1,127)	(117)	—	2,147	903
Tax (expense) or benefit	—	25	—	(526)	(501)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(268)	(268)
Balance as of June 30, 2018	$(1,096)	$(224)	$(5,630)	$3,473	$(3,477)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation pays a fixed rate of 1.29 percent and receives one month LIBOR on a $150 million notional value expiring January 2021. As of June 29, 2019, the fair value of the Corporation's interest rate swap was an asset of $1.1 million, which is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets. The unrecognized change in value of the interest rate swap is reported net of tax as $0.8 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$445	$241	$905	$355
	Tax (expense) or benefit	(105)	(59)	(213)	(87)
	Net of tax	$340	$182	$692	$268

Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Six Months Ended
	June 29, 2019	June 30, 2018
Dividends per common share	$0.600	$0.580

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share data):

	Six Months Ended
	June 29, 2019	June 30, 2018
Shares repurchased	1,576,608	205,822
Average price per share	$36.59	$38.69

Cash purchase price	$(57,684)	$(7,963)
Purchases unsettled as of quarter end	681	224
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(57,357)	$(9,120)

As of June 29, 2019, approximately $190.9 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 13.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$15,810	$18,597	$16,832	$21,107
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,218	43,665	43,376	43,513
Potentially dilutive shares from stock-based compensation plans	416	625	484	688
Denominator for diluted EPS	43,634	44,290	43,860	44,201
Earnings per share – basic	$0.37	$0.43	$0.39	$0.49
Earnings per share – diluted	$0.36	$0.42	$0.38	$0.48

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common stock equivalents excluded because their inclusion would be anti-dilutive (in thousands)	2,232	1,747	2,084	1,393

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

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Compensation cost	$1,620	$1,196	$4,072	$4,908

The options and units granted by the Corporation had fair values as follows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Stock options	$6,211	$7,200
Restricted stock units	$361	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of June 29, 2019:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$5,661	1.2
Non-vested restricted stock units	$843	1.1

Note 15.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$170	$213	$340	$426
Interest cost	199	197	398	394
Amortization of net (gain) loss	—	26	—	63
Net periodic post-retirement benefit cost	$369	$436	$738	$883

Note 16.  Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. The new standard became effective for the Corporation in fiscal 2019 and was implemented using a modified-retrospective transition approach. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and implemented as of the first quarter 2019. See "Note 6. Leases" in the Notes to Condensed Consolidated Financial Statements for financial impacts, accounting elections, and further information.

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

Note 17.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $21 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $3 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales:
Office furniture	$409,512	$423,878	$763,023	$804,793
Hearth products	116,514	119,736	242,459	243,890
Total	$526,026	$543,614	$1,005,482	$1,048,683

Income Before Income Taxes:
Office furniture	$18,749	$20,035	$17,018	$19,177
Hearth products	13,362	16,312	30,970	33,426
General corporate	(8,863)	(9,287)	(21,063)	(21,857)
Operating income	23,248	27,060	26,925	30,746
Interest expense, net	2,480	2,629	4,591	4,853
Total	$20,768	$24,431	$22,334	$25,893

Depreciation and Amortization Expense:
Office furniture	$11,247	$11,204	$22,307	$22,190
Hearth products	2,174	2,092	4,230	4,054
General corporate	5,989	5,539	11,913	11,036
Total	$19,410	$18,835	$38,450	$37,280

Capital Expenditures (including capitalized software):
Office furniture	$12,347	$13,420	$22,666	$24,997
Hearth products	2,577	1,229	7,575	4,167
General corporate	3,587	1,344	7,366	3,160
Total	$18,511	$15,993	$37,607	$32,324

			As of June 29, 2019	As of December 29, 2018
Identifiable Assets:
Office furniture			$864,155	$797,574
Hearth products			375,817	352,060
General corporate			202,137	252,210
Total			$1,442,109	$1,401,844

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

Net sales for the second quarter of 2019 were $526.0 million, a decrease of 3.2 percent, compared to net sales of $543.6 million in the second quarter of 2018.  The change was driven by a 3.4 percent decrease in the office furniture segment, along with a 2.7 percent decline in the hearth products segment. The closure and divestitures of small office furniture companies resulted in a net decrease in sales of $5.0 million compared to the second quarter of 2018.

Net income attributable to the Corporation in the second quarter of 2019 was $15.8 million compared to net income of $18.6 million in the second quarter of 2018. The decrease was primarily driven by lower sales volume and higher input costs, partially offset by price realization and improved operational performance.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Net sales	$526,026	$543,614	(3.2%)		$1,005,482	$1,048,683	(4.1%)
Cost of sales	333,437	342,744	(2.7%)		643,279	670,894	(4.1%)
Gross profit	192,589	200,870	(4.1%)		362,203	377,789	(4.1%)
Selling and administrative expenses	168,411	172,973	(2.6%)		334,348	344,868	(3.1%)
Restructuring and impairment charges	930	837	11.1%		930	2,175	(57.2%)
Operating income	23,248	27,060	(14.1%)		26,925	30,746	(12.4%)
Interest expense, net	2,480	2,629	(5.7%)		4,591	4,853	(5.4%)
Income before income taxes	20,768	24,431	(15.0%)		22,334	25,893	(13.7%)
Income taxes	4,957	5,835	(15.0%)		5,503	4,836	13.8%
Net income (loss) attributable to non-controlling interest	1	(1)	200.0%		(1)	(50)	98.0%
Net income attributable to HNI Corporation	$15,810	$18,597	(15.0%)		$16,832	$21,107	(20.3%)

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	36.6	37.0	-40	bps	36.0	36.0	—
Selling and administrative expenses	32.0	31.8	20	bps	33.3	32.9	40	bps
Restructuring and impairment charges	0.2	0.2	—		0.1	0.2	-10	bps
Operating income	4.4	5.0	-60	bps	2.7	2.9	-20	bps
Income taxes	0.9	1.1	-20	bps	0.5	0.5	—
Net income attributable to HNI Corporation	3.0	3.4	-40	bps	1.7	2.0	-30	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2019 decreased 3.2 percent compared to the same quarter last year. The change was driven by a 3.4 percent decrease in the office furniture segment, along with a 2.7 percent decline in the hearth products segment. Office furniture segment sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $5.0 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales decreased in both the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales decreased 40 basis points in the second quarter of 2019 compared to the same quarter last year primarily driven by lower sales volume and higher input costs, partially offset by price realization and improved operational performance.

Second quarter 2018 cost of sales included $0.3 million of transition costs primarily related to structural realignment in China.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 20 basis points in the second quarter of 2019 compared to the same quarter last year primarily driven by lower sales volume, partially offset by lower Business System Transformation costs and freight expenses.

Restructuring and Impairment Charges

In the second quarter of 2019, the Corporation recorded $0.9 million of restructuring costs in connection with a structural realignment in the office furniture segment.

In the second quarter of 2018, the Corporation recorded $0.8 million of restructuring costs primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky. These costs include an impairment charge due to an updated valuation of the closed manufacturing facility held for sale.

Interest Expense, Net

Interest expense, net for the second quarter of 2019 was $2.5 million, compared to $2.6 million in the same quarter last year.

Income Taxes

The Corporation's income tax provision for the second quarter of 2019 was an expense of $5.0 million on income before taxes of $20.8 million, or an effective tax rate of 23.9 percent. For the second quarter of 2018, the Corporation's income tax provision was an expense of $5.8 million on income before taxes of $24.4 million, or an effective tax rate of 23.9 percent. Refer to "Note 10. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $15.8 million or $0.36 per diluted share in the second quarter of 2019 compared to $18.6 million or $0.42 per diluted share in the second quarter of 2018.

Results of Operations - Six Months Ended

Net Sales

For the first six months of 2019, consolidated net sales decreased 4.1 percent compared to the same period last year. The change was driven by a 5.2 percent decrease in the office furniture segment. Office furniture segment sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $13.6 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales decreased 0.6 percent compared to the same period last year.

Gross Profit

Gross profit as a percentage of net sales was flat in the first six months of 2019 compared to the same period last year. A decrease of 20 basis points was driven by lower volume, higher input costs, and investments, partially offset by price realization and improved operational performance. An offsetting increase of 20 basis points was due to transition costs incurred in the prior year period.

During the first six months of 2018, the Corporation recorded $1.5 million of transition costs in cost of sales primarily related to structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 40 basis points in the first six months of 2019 compared to the same period last year primarily driven by lower sales volume and investments, partially offset by lower Business System Transformation costs and freight expenses.

Restructuring and Impairment Charges

During the first six months of 2019, the Corporation recorded $0.9 million of restructuring costs in connection with a structural realignment in the office furniture segment.

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

Interest Expense, Net

Interest expense, net for the first six months of 2019 was $4.6 million, compared to $4.9 million in the same period last year.

Income Taxes

The Corporation's income tax provision for the first six months of 2019 was an expense of $5.5 million on income before taxes of $22.3 million, or an effective tax rate of 24.6 percent. For the first six months of 2018, the Corporation's income tax provision was an expense of $4.8 million on income before taxes of $25.9 million, or an effective tax rate of 18.6 percent. The income tax provision reflects a higher rate in 2019 compared to the prior year period primarily due to the release of a valuation allowance for certain foreign jurisdictions in 2018. Refer to "Note 10. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $16.8 million or $0.38 per diluted share for the first six months of 2019 compared to $21.1 million or $0.48 per diluted share for the first six months of 2018.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Net sales	$409,512	$423,878	(3.4%)		$763,023	$804,793	(5.2%)
Operating profit	$18,749	$20,035	(6.4%)		$17,018	$19,177	(11.3%)
Operating profit %	4.6%	4.7%	-10	bps	2.2%	2.4%	-20	bps

Three Months Ended
Second quarter 2019 net sales for the office furniture segment decreased 3.4 percent compared to the same quarter last year. Sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $5.0 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales decreased 10 basis points in the second quarter of 2019 compared to the same quarter last year. Lower sales volume, higher input costs, and investments were offset by price realization and improved operational performance, Business System Transformation costs, and freight expenses. Additionally, higher restructuring costs drove a 10 basis points decrease.

In the second quarter of 2019, the Corporation recorded $0.9 million of restructuring costs in connection with a structural realignment in the office furniture segment.

In the second quarter of 2018, the office furniture segment recorded $0.1 million of restructuring costs and $0.3 million of transition costs primarily associated with structural realignments in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana. Of these charges, $0.3 million was included in cost of sales.

Six Months Ended
Net sales for the first six months of 2019 for the office furniture segment decreased 5.2 percent compared to the same period last year. Sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $13.6 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales decreased 20 basis points for the first six months of 2019 compared to the same period last year. Of this decrease, 30 basis points were driven by lower sales volume, higher input costs, and investments, partially offset by price realization and improved operational performance, Business System Transformation costs, and freight expenses. This decrease was partially offset by a 10 basis points increase due to lower restructuring costs, as well as one-time transition costs recorded in the prior year period.

During the first six months of 2019, the Corporation recorded $0.9 million of restructuring costs in connection with a structural realignment in the office furniture segment.

During the first six months of 2018, the office furniture segment recorded $1.3 million of restructuring costs and $1.2 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China. Of these charges, $1.2 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Net sales	$116,514	$119,736	(2.7%)		$242,459	$243,890	(0.6%)
Operating profit	$13,362	$16,312	(18.1%)		$30,970	$33,426	(7.3%)
Operating profit %	11.5%	13.6%	-210	bps	12.8%	13.7%	-90	bps

Three Months Ended
Second quarter 2019 net sales for the hearth products segment decreased 2.7 percent compared to the same quarter last year. Sales decreased in both the new construction and retail businesses.

Operating profit as a percentage of net sales decreased 210 basis points in the second quarter of 2019 compared to the same quarter last year. Of this decrease, 280 basis points were driven by lower sales volume, higher input costs, and investments, partially offset by price realization, and lower core SG&A spend. This decline was partially offset by a 70 basis points increase due to restructuring and impairment charges, and transition costs, incurred in the prior year quarter.

In the second quarter of 2018, the hearth products segment recorded $0.7 million of restructuring and impairment charges primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky.

Six Months Ended
Net sales for the first six months of 2019 for the hearth products segment decreased 0.6 percent compared to the same period last year. Sales decreased in both the new construction and retail businesses.

Operating profit as a percentage of net sales decreased 90 basis points for the first six months of 2019 compared to the same period last year. Of this decrease, 140 basis points were driven by lower sales volume, higher input costs, and investments, partially offset by price realization and lower core SG&A spend. This decline was partially offset by a 50 basis points increase due to restructuring and impairment charges, and transition costs, incurred in the prior year period.

During the first six months of 2018, the hearth products segment recorded $0.8 million of restructuring and impairment charges and $0.3 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Of these charges, $0.3 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $12.8 million of cash in the first six months of 2019 compared to a source of $29.5 million of cash in the first six months of 2018. The lower operational cash generation versus the prior year was due to timing of working capital balances.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of 2019 were $37.6 million compared to $32.3 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2019, capital expenditures are expected to be approximately $65 to $75 million.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Dividends per common share	$0.305	$0.295	$0.600	$0.580

During the second quarter, the Board declared the regular quarterly cash dividend on May 7, 2019. The dividend was paid on June 3, 2019 to shareholders of record on May 17, 2019. This was a 3.4 percent per share increase over the comparable prior year quarterly dividend paid on June 1, 2018.

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

As of June 29, 2019, approximately $190.9 million of the authorizations remain unspent. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Six Months Ended
	June 29, 2019	June 30, 2018
Shares repurchased	1,576,608	205,822
Average price per share	$36.59	$38.69

Cash purchase price	$(57,684)	$(7,963)
Purchases unsettled as of quarter end	681	224
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(57,357)	$(9,120)

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $264 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first six months of 2019.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses by requiring consideration of a broader range of reasonable and supportable information and is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. Topic 326 becomes effective for the Corporation in fiscal 2020 and requires a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation is currently evaluating the effect Topic 326 will have on the consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2019, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of June 29, 2019, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
03/31/19 – 04/27/19	144,000	$36.82	144,000	$218,596,788
04/28/19 – 05/25/19	320,000	$36.22	320,000	$207,007,657
05/26/19 – 06/29/19	465,318	$34.62	465,318	$190,899,867
Total	929,318		929,318
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

•
No repurchase plans expired or were terminated during the second quarter of 2019, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 30, 2019	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer