Form 10-Q
period 2019-09-28
HNI CORP
filed 2019-10-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	September 28, 2019	42,823,501

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	3

	Condensed Consolidated Balance Sheets - September 28, 2019 and December 29, 2018	4

	Condensed Consolidated Statements of Equity - Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	6

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 28, 2019 and September 29, 2018	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	35

Signatures		36

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net sales	$625,386	$611,120	$1,630,868	$1,659,803
Cost of sales	387,715	377,789	1,030,993	1,048,683
Gross profit	237,671	233,331	599,875	611,120
Selling and administrative expenses	176,731	179,577	511,080	524,445
Restructuring and impairment charges	284	128	1,214	2,303
Operating income	60,656	53,626	87,581	84,372
Interest expense, net	2,205	2,522	6,795	7,375
Income before income taxes	58,451	51,104	80,786	76,997
Income taxes	12,375	11,197	17,878	16,033
Net income	46,076	39,907	62,908	60,964
Less: Net loss attributable to non-controlling interest	(2)	0	(2)	(50)
Net income attributable to HNI Corporation	$46,078	$39,907	$62,910	$61,014

Average number of common shares outstanding – basic	42,899	43,823	43,217	43,616
Net income attributable to HNI Corporation per common share – basic	$1.07	$0.91	$1.46	$1.40
Average number of common shares outstanding – diluted	43,186	44,679	43,620	44,349
Net income attributable to HNI Corporation per common share – diluted	$1.07	$0.89	$1.44	$1.38

Foreign currency translation adjustments	$(1,035)	$(817)	$(406)	$(1,944)
Change in unrealized gains (losses) on marketable securities, net of tax	36	(6)	252	(99)
Change in pension and post-retirement liability, net of tax	—	—	(1,185)	—
Change in derivative financial instruments, net of tax	(477)	106	(2,112)	1,459
Other comprehensive loss, net of tax	(1,476)	(717)	(3,451)	(584)
Comprehensive income	44,600	39,190	59,457	60,380
Less: Comprehensive loss attributable to non-controlling interest	(2)	0	(2)	(50)
Comprehensive income attributable to HNI Corporation	$44,602	$39,190	$59,459	$60,430

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	September 28, 2019	December 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$53,013	$76,819
Short-term investments	848	1,327
Receivables	271,960	255,207
Inventories	181,922	157,178
Prepaid expenses and other current assets	36,824	41,352
Total Current Assets	544,567	531,883

Property, Plant, and Equipment:
Land and land improvements	29,306	28,377
Buildings	292,902	290,263
Machinery and equipment	574,130	565,884
Construction in progress	22,046	28,443
	918,384	912,967
Less accumulated depreciation	538,303	528,034
Net Property, Plant, and Equipment	380,081	384,933

Right-of-use Operating / Finance Leases	74,244	—

Goodwill and Other Intangible Assets	449,288	463,290

Deferred Income Taxes	286	1,569

Other Assets	22,010	20,169

Total Assets	$1,470,476	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	September 28, 2019	December 29, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$435,103	$428,865
Current maturities of long-term debt	1,440	679
Current maturities of other long-term obligations	1,876	4,764
Current lease obligations - operating / finance	21,007	—
Total Current Liabilities	459,426	434,308

Long-Term Debt	239,418	249,355

Long-Term Lease Obligations - Operating / Finance	61,143	—

Other Long-Term Liabilities	64,356	72,767

Deferred Income Taxes	85,788	82,155

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—

Common stock - $1 par value, authorized 200,000 shares, outstanding:
September 28, 2019 – 42,824 shares; December 29, 2018 – 43,582 shares	42,824	43,582

Additional paid-in capital	18,534	18,041
Retained earnings	505,714	504,909
Accumulated other comprehensive income (loss)	(7,050)	(3,599)
Total HNI Corporation shareholders' equity	560,022	562,933

Non-controlling interest	323	326

Total Equity	560,345	563,259

Total Liabilities and Equity	$1,470,476	$1,401,844

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 28, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509
Comprehensive income:
Net income (loss)	—	—	46,078	—	(2)	46,076
Other comprehensive income (loss), net of tax	—	—	—	(1,476)	—	(1,476)
Cash dividends; $0.305 per share	—	—	(13,088)	—	—	(13,088)
Common shares – treasury:
Shares purchased	(221)	(5,175)	(1,795)	—	—	(7,191)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	170	6,345	—	—	—	6,515
Balance, September 28, 2019	$42,824	$18,534	$505,714	$(7,050)	$323	$560,345

	Nine Months Ended - September 28, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	62,910	—	(2)	62,908
Other comprehensive income (loss), net of tax	—	—	—	(2,712)	—	(2,712)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.905 per share	—	—	(39,164)	—	—	(39,164)
Common shares – treasury:
Shares purchased	(1,797)	(36,401)	(26,679)	—	—	(64,877)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,039	36,893	—	—	—	37,932
Balance, September 28, 2019	$42,824	$18,534	$505,714	$(7,050)	$323	$560,345

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 29, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 30, 2018	$43,736	$26,077	$458,458	$(3,477)	$500	$525,294
Comprehensive income:
Net income (loss)	—	—	39,907	—	0	39,907
Other comprehensive income (loss), net of tax	—	—	—	(717)	—	(717)
Cash dividends; $0.295 per share	—	—	(12,933)	—	—	(12,933)
Common shares – treasury:
Shares purchased	(163)	(6,758)	—	—	—	(6,921)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	247	8,198	—	—	—	8,445
Balance, September 29, 2018	$43,820	$27,517	$485,432	$(4,195)	$500	$553,074

	Nine Months Ended - September 29, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	61,014	—	(50)	60,964
Other comprehensive income (loss), net of tax	—	—	—	(584)	—	(584)
Change in ownership of non-controlling interest	—	—	(41)	—	41	—
Cash dividends; $0.875 per share	—	—	(38,201)	—	—	(38,201)
Common shares – treasury:
Shares purchased	(369)	(9,879)	(4,636)	—	—	(14,884)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	835	30,367	—	—	—	31,202
Balance, September 29, 2018	$43,820	$27,517	$485,432	$(4,195)	$500	$553,074

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net Cash Flows From (To) Operating Activities:
Net income	$62,908	$60,964
Non-cash items included in net income:
Depreciation and amortization	57,838	55,887
Other post-retirement and post-employment benefits	1,106	1,325
Stock-based compensation	5,408	6,215
Operating / finance lease interest and amortization	17,252	—
Deferred income taxes	4,798	2,733
Loss on sale and retirement of long-lived assets, net	1,609	1,283
Other – net	2,864	2,314
Net decrease in operating assets and liabilities, net of divestitures	(28,359)	(16,533)
Increase (decrease) in other liabilities	(9,802)	849
Net cash flows from (to) operating activities	115,622	115,037

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(46,093)	(39,887)
Proceeds from sale of property, plant, and equipment	247	22,686
Capitalized software	(4,098)	(7,092)
Acquisition spending, net of cash acquired	—	(2,850)
Purchase of investments	(6,140)	(2,471)
Sales or maturities of investments	3,889	2,375
Other – net	2,327	1,135
Net cash flows from (to) investing activities	(49,868)	(26,104)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(125,039)	(352,795)
Proceeds from long-term debt	115,775	322,755
Dividends paid	(39,164)	(38,201)
Purchase of HNI Corporation common stock	(65,106)	(16,043)
Proceeds from sales of HNI Corporation common stock	22,338	15,896
Other – net	1,636	(155)
Net cash flows from (to) financing activities	(89,560)	(68,543)

Net increase (decrease) in cash and cash equivalents	(23,806)	20,390
Cash and cash equivalents at beginning of period	76,819	23,348
Cash and cash equivalents at end of period	$53,013	$43,738

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 29, 2018 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 28, 2019 are not necessarily indicative of the results expected for the fiscal year ending December 28, 2019.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Segment	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Supplies-driven channel	Office furniture	$260,359	$265,971	$649,380	$680,656
Contract channel	Office furniture	224,396	205,716	598,398	595,824
Hearth	Hearth products	140,631	139,433	383,090	383,323
Net sales		$625,386	$611,120	$1,630,868	$1,659,803

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

Contract assets and contract liabilities were as follows (in thousands):

	September 28, 2019	December 29, 2018
Trade receivables (1)	$275,738	$259,075
Other contract assets (current) (2)	$837	$529
Other contract assets (long-term) (3)	$2,865	$2,188
Contract liabilities (4)	$44,463	$44,858

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in other contract asset and contract liability balances during the nine months ended September 28, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$1,313	$—
Reclassification of contract assets to contra revenue	(328)	—
Contract liabilities recognized and recorded to contra revenue as a result of performance obligations satisfied	—	(110,789)
Contract liabilities paid	—	109,592
Cash received in advance and not recognized as revenue	—	(49,962)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	51,554
Net change	$985	$395

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three and nine months ended September 28, 2019 that was included in the December 29, 2018 contract liabilities balance was $0.0 million and $8.3 million, respectively.

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

The Corporation's backlog orders are typically cancelable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of September 28, 2019. The backlog is typically fulfilled within a quarter.

Significant Judgments
The amount of consideration the Corporation receives and revenue recognized varies with changes in rebate and marketing program incentives, as well as early pay discounts, offered to customers. The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by variable consideration for rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically end near the Corporation's fiscal year end.

Note 3.  Restructuring and Impairment Charges

Restructuring costs recorded in the Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Restructuring and impairment charges	$284	$128	$1,214	$2,303

Restructuring costs in 2019 related to a structural realignment in the office furniture segment and were primarily comprised of severance costs. Restructuring and impairment costs in 2018 were primarily incurred as part of the previously announced closure of the hearth manufacturing facility in Paris, Kentucky and the office furniture manufacturing facility in Orleans, Indiana.

The accrued restructuring expenses are expected to be paid in the next twelve months and are reflected in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 29, 2018	$136	$150	$286
Restructuring charges	899	315	1,214
Cash payments	(640)	(99)	(739)
Restructuring allowance as of September 28, 2019	$395	$366	$761

Note 4. Acquisitions and Divestitures

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships, for which the impact is not material to the Corporation's financial statements.

Note 5.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value with approximately 73 percent valued by the last-in, first-out ("LIFO") costing method. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 28, 2019	December 29, 2018

Finished products	$138,767	$97,398
Materials and work in process	77,269	94,161
LIFO allowance	(34,114)	(34,381)
Total inventories	$181,922	$157,178

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

As the rates implicit in its leases cannot be readily determined, the Corporation uses a secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Corporation uses separate discount rates for its U.S. operations and overseas operations.

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

Leases included in the Condensed Consolidated Balance Sheet consisted of the following (in thousands):

Classification	September 28, 2019
Assets
Right-of-use operating leases	$72,087
Right-of-use finance leases	2,157
Total Right-of-use operating / finance leases	$74,244

Liabilities
Current lease obligations - operating	$20,506
Current lease obligations - finance	501
Total Current lease obligations - operating / finance	21,007

Long-term lease obligations - operating	59,474
Long-term lease obligations - finance	1,669
Total Long-term lease obligations - operating / finance	61,143

Total lease obligations - operating / finance	$82,150

Approximately 85 percent of the value of the leased assets is for real estate. The remaining 15 percent of the value of the leased assets is for equipment.

Lease costs included in the Condensed Consolidated Statements of Comprehensive Income consisted of the following (in thousands):

		Three Months Ended	Nine Months Ended
	Classification	September 28, 2019	September 28, 2019
Operating lease costs
Fixed	Cost of sales	$438	$1,366
	Selling and administrative expenses	5,913	18,212
Short-term / variable	Cost of sales	317	635
	Selling and administrative expenses	385	807
Finance lease costs
Amortization	Cost of sales, selling and administrative, and interest expense	154	307
Less: Sublease income		48	133
Total lease costs		$7,159	$21,194

Maturity of lease liabilities as of September 28, 2019 is as follows (in thousands):

	Operating Leases (a)	Finance Leases (a)	Total
2019 (remaining portion of year)	$6,590	$143	$6,733
2020	23,521	593	24,114
2021	16,792	564	17,356
2022	11,332	488	11,820
2023	9,388	436	9,824
Thereafter	22,531	112	22,643
Total lease payments	90,154	2,336	92,490
Less: Interest	10,177	163	10,340
Present value of lease liabilities	$79,977	$2,173	$82,150

(a)
At this time there are no operating or finance lease options to extend lease terms that are reasonably certain of being exercised, nor are there any legally binding minimum lease payments for operating or finance leases signed, but not yet commenced.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of September 28, 2019:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	4.2%	5.5
Finance leases	3.6%	4.3

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating / finance leases	$20,072
Financing cash flows from finance leases	$262
Leased assets obtained in exchange for new operating / finance lease liabilities	$18,387

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

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Goodwill	$270,781	$270,788
Definite-lived intangible assets	149,732	163,714
Indefinite-lived intangible assets	28,775	28,788
Total goodwill and other intangible assets	$449,288	$463,290

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 29, 2018
Goodwill	$128,645	$186,662	$315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	84,269	186,519	270,788

Foreign currency translation adjustment	(7)	—	(7)

Balance as of September 28, 2019
Goodwill	128,638	186,662	315,300
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of September 28, 2019	$84,262	$186,519	$270,781

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 28, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$40	$—	$40	$34	$6
Software	174,550	63,097	111,453	170,274	49,561	120,713
Trademarks and trade names	7,564	3,216	4,348	7,564	2,721	4,843
Customer lists and other	103,803	69,872	33,931	103,840	65,688	38,152
Net definite-lived intangible assets	$285,957	$136,225	$149,732	$281,718	$118,004	$163,714

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Capitalized software	$4,479	$4,290	$13,686	$12,734
Other definite-lived intangibles	$1,571	$1,642	$4,716	$4,972

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2019	2020	2021	2022	2023
Amortization expense	$24.4	$23.4	$22.3	$19.6	$17.2

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 28, 2019	December 29, 2018
Trademarks and trade names	$28,775	$28,788

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown issues expected to be incurred based on historical experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance at beginning of period	$15,450	$15,388
Accruals for warranties issued during period	15,406	22,130
Adjustments related to pre-existing warranties	127	116
Warranty issues resolved during the period	(15,377)	(22,203)
Balance at end of period	$15,606	$15,431

The current and long-term portions of the allowance for estimated warranty issues are reflected within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets.

The following table summarizes when these estimated warranty issues are expected to be paid (in thousands):

	September 28, 2019	December 29, 2018
Current - in the next twelve months	$9,538	$9,455
Long-term - beyond one year	6,068	5,995
Total	$15,606	$15,450

Note 9.  Long-Term Debt

Long-term debt is as follows (in thousands):

	September 28, 2019	December 29, 2018
Revolving credit facility with interest at a variable rate (September 28, 2019 - 3.2%; December 29, 2018 - 3.5%)	$140,000	$150,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	1,440	679
Deferred debt issuance costs	(582)	(645)
Total debt	240,858	250,034
Less: Current maturities of long-term debt	1,440	679
Long-term debt	$239,418	$249,355

As of September 28, 2019, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.1 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 28, 2019, there was $140 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $310 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of September 28, 2019 the debt issuance costs balance of $0.6 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of September 28, 2019, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 10.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income before income taxes	$58,451	$51,104	$80,786	$76,997
Income taxes	$12,375	$11,197	$17,878	$16,033
Effective tax rate	21.2%	21.9%	22.1%	20.8%

The Corporation's effective tax rate was lower in the three months ended September 28, 2019 compared to the same period last year primarily due to reduced foreign taxes and the release of tax reserves due to statute of limitations in the current year. The effective tax rate was higher in the nine months ended September 28, 2019 compared to the same period last year primarily due to the release of a valuation allowance for certain foreign jurisdictions in 2018.

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

The Corporation adopted in Q1 2019 and applied the portfolio approach of accounting related to releasing income tax effects from AOCI. During the three months ended March 30, 2019, the Corporation reclassified $0.7 million of federal income taxes that were stranded in AOCI due to the Act to retained earnings. No income tax effects were reclassified subsequent to Q1 2019.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 28, 2019
Cash and cash equivalents (including money market funds) (1)	$53,013	$53,013	$—	$—
Government securities (2)	$6,580	$—	$6,580	$—
Corporate bonds (2)	$6,474	$—	$6,474	$—
Derivative financial instruments - asset (3)	$166	$—	$166	$—
Derivative financial instruments - liability (4)	$341	$—	$341	$—
Variable-rate debt obligations (5)	$140,000	$—	$140,000	$—
Fixed-rate debt obligations (5)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (6)	$7,057	$—	$7,057	$—

Balance as of December 29, 2018
Cash and cash equivalents (including money market funds) (1)	$76,819	$76,819	$—	$—
Government securities (2)	$7,384	$—	$7,384	$—
Corporate bonds (2)	$4,620	$—	$4,620	$—
Derivative financial instruments (3)	$3,797	$—	$3,797	$—
Variable-rate debt obligations (5)	$150,000	$—	$150,000	$—
Fixed-rate debt obligations (5)	$100,000	$—	$100,000	$—
Deferred stock-based compensation (6)	$7,857	$—	$7,857	$—

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1)     "Cash and cash equivalents"
(2)     Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3)     Current portion - "Prepaid expenses and other current assets"; Long-term portion - "Other Assets"
(4) "Other Long-Term Liabilities"
(5)     Current portion - "Current maturities of long-term debt"; Long-term portion - "Long-Term Debt"
(6)     Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 12.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	(406)	319	—	(2,272)	(2,359)
Tax (expense) or benefit	—	(67)	—	661	594
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(947)	(947)
Balance as of September 28, 2019	$(3,379)	$96	$(4,114)	$347	$(7,050)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(1,944)	(125)	—	2,593	524
Tax (expense) or benefit	—	26	—	(635)	(609)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(499)	(499)
Balance as of September 29, 2018	$(1,913)	$(231)	$(5,630)	$3,579	$(4,195)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered into an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation paid a fixed rate of 1.29 percent and received one month LIBOR on a $150 million notional value. In August 2019, the agreement governing this interest rate swap was terminated, and the Corporation received cash proceeds of $0.5 million, the fair value of the interest rate swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. The $0.5 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and will be amortized to interest expense through January 2021, the remaining term of the original interest rate swap agreement.

In August 2019, concurrent with the termination of the previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring August 2023.  As of September 28, 2019, the fair value of the Corporation's interest rate swap asset and liability was $0.2 million and $0.3 million, respectively. The unrecognized change in value of the interest rate swap is reported net of tax as $0.3 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Derivative financial instruments
Interest rate swap	Interest (expense) or income	$315	$305	$1,220	$661
	Tax (expense) or benefit	(60)	(75)	(273)	(162)
	Net of tax	$255	$230	$947	$499

Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Dividends per common share	$0.905	$0.875

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except per share data):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Shares repurchased	1,797	369
Average price per share	$36.09	$40.36

Cash purchase price	$(64,877)	$(14,884)
Purchases unsettled as of quarter end	125	222
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(65,106)	$(16,043)

As of September 28, 2019, approximately $183.7 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 13.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$46,078	$39,907	$62,910	$61,014
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,899	43,823	43,217	43,616
Potentially dilutive shares from stock-based compensation plans	287	856	403	733
Denominator for diluted EPS	43,186	44,679	43,620	44,349
Earnings per share – basic	$1.07	$0.91	$1.46	$1.40
Earnings per share – diluted	$1.07	$0.89	$1.44	$1.38

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Common stock equivalents excluded because their inclusion would be anti-dilutive (in thousands)	2,731	1,273	2,118	1,474

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Compensation cost	$1,336	$1,307	$5,408	$6,215

The options and units granted by the Corporation had fair values as follows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Stock options	$6,211	$7,200
Restricted stock units	$361	$76

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of September 28, 2019:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$4,237	1.1
Non-vested restricted stock units	$516	1.1

Note 15.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$170	$213	$510	$639
Interest cost	199	197	596	591
Amortization of net (gain) loss	—	32	—	95
Net periodic post-retirement benefit cost	$369	$442	$1,106	$1,325

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

Note 17.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $25 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $2 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales:
Office furniture	$484,755	$471,687	$1,247,778	$1,276,480
Hearth products	140,631	139,433	383,090	383,323
Total	$625,386	$611,120	$1,630,868	$1,659,803

Income Before Income Taxes:
Office furniture	$51,162	$45,721	$68,180	$64,898
Hearth products	23,772	21,824	54,743	55,250
General corporate	(14,278)	(13,919)	(35,342)	(35,776)
Operating income	60,656	53,626	87,581	84,372
Interest expense, net	2,205	2,522	6,795	7,375
Total	$58,451	$51,104	$80,786	$76,997

Depreciation and Amortization Expense:
Office furniture	$11,232	$11,012	$33,540	$33,202
Hearth products	2,291	2,026	6,521	6,080
General corporate	5,863	5,569	17,777	16,605
Total	$19,386	$18,607	$57,838	$55,887

Capital Expenditures (including capitalized software):
Office furniture	$6,524	$10,324	$29,190	$35,321
Hearth products	3,204	2,150	10,779	6,317
General corporate	2,856	2,181	10,222	5,341
Total	$12,584	$14,655	$50,191	$46,979

			As of September 28, 2019	As of December 29, 2018
Identifiable Assets:
Office furniture			$872,501	$797,574
Hearth products			379,534	352,060
General corporate			218,441	252,210
Total			$1,470,476	$1,401,844

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

Net sales for the third quarter of 2019 were $625.4 million, an increase of 2.3 percent, compared to net sales of $611.1 million in the third quarter of 2018.  The change was driven by a 2.8 percent increase in the office furniture segment, along with a 0.9 percent increase in the hearth products segment. Divestitures of small office furniture companies resulted in a net decrease in sales of $4.5 million compared to the third quarter of 2018.

Net income attributable to the Corporation in the third quarter of 2019 was $46.1 million compared to net income of $39.9 million in the third quarter of 2018. The increase was primarily driven by price realization and productivity, net of investments, partially offset by lower sales volume and higher input costs.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Net sales	$625,386	$611,120	2.3%		$1,630,868	$1,659,803	(1.7%)
Cost of sales	387,715	377,789	2.6%		1,030,993	1,048,683	(1.7%)
Gross profit	237,671	233,331	1.9%		599,875	611,120	(1.8%)
Selling and administrative expenses	176,731	179,577	(1.6%)		511,080	524,445	(2.5%)
Restructuring and impairment charges	284	128	121.9%		1,214	2,303	(47.3%)
Operating income	60,656	53,626	13.1%		87,581	84,372	3.8%
Interest expense, net	2,205	2,522	(12.6%)		6,795	7,375	(7.9%)
Income before income taxes	58,451	51,104	14.4%		80,786	76,997	4.9%
Income taxes	12,375	11,197	10.5%		17,878	16,033	11.5%
Net loss attributable to non-controlling interest	(2)	0	(100.0%)		(2)	(50)	96.0%
Net income attributable to HNI Corporation	$46,078	$39,907	15.5%		$62,910	$61,014	3.1%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	38.0	38.2	-20	bps	36.8	36.8	—
Selling and administrative expenses	28.3	29.4	-110	bps	31.3	31.6	-30	bps
Restructuring and impairment charges	0.0	0.0	—		0.1	0.1	—
Operating income	9.7	8.8	90	bps	5.4	5.1	30	bps
Income taxes	2.0	1.8	20	bps	1.1	1.0	10	bps
Net income attributable to HNI Corporation	7.4	6.5	90	bps	3.9	3.7	20	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2019 increased 2.3 percent compared to the same quarter last year. The change was driven by a 2.8 percent increase in the office furniture segment, along with a 0.9 percent increase in the hearth products segment. Office furniture segment sales increased driven by growth in the contract business, partially offset by a decrease of $4.5 million from the net impact of divesting small office furniture companies. Hearth products segment sales increased in the new construction business.

Gross Profit

Gross profit as a percentage of net sales decreased 20 basis points in the third quarter of 2019 compared to the same quarter last year primarily driven by lower sales volume and higher input costs, partially offset by price realization and productivity, net of investments.

Selling and Administrative Expenses

Selling and administrative (SG&A) expenses as a percentage of net sales decreased 110 basis points in the third quarter of 2019 compared to the same quarter last year primarily driven by higher net sales and lower core spend.

Restructuring Charges

In the third quarter of 2019, the Corporation recorded $0.3 million of restructuring costs in connection with a structural realignment in the office furniture segment.

In the third quarter of 2018, the Corporation recorded $0.1 million of restructuring costs primarily associated with the previously announced closure of the hearth manufacturing facility in Paris, Kentucky.

Interest Expense, Net

Interest expense, net for the third quarter of 2019 was $2.2 million, compared to $2.5 million in the same quarter last year. The decrease was driven by higher interest income in the current period, as the Corporation held a larger average balance of excess cash in interest-bearing accounts.

Income Taxes

The Corporation's income tax provision for the third quarter of 2019 was an expense of $12.4 million on income before taxes of $58.5 million, or an effective tax rate of 21.2 percent. For the third quarter of 2018, the Corporation's income tax provision was an expense of $11.2 million on income before taxes of $51.1 million, or an effective tax rate of 21.9 percent. Refer to "Note 10. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $46.1 million or $1.07 per diluted share in the third quarter of 2019 compared to $39.9 million or $0.89 per diluted share in the third quarter of 2018.

Results of Operations - Nine Months Ended

Net Sales

For the first nine months of 2019, consolidated net sales decreased 1.7 percent compared to the same period last year. The change was driven by a 2.2 percent decrease in the office furniture segment. Office furniture segment sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $18.0 million from the net impact of closing and divesting small office furniture companies. Hearth products segment sales decreased 0.1 percent compared to the same period last year.

Gross Profit

Gross profit as a percentage of net sales was flat in the first nine months of 2019 compared to the same period last year. A decrease of 10 basis points was driven primarily by lower volume and higher input costs, partially offset by price realization. An offsetting increase of 10 basis points was due to transition costs incurred in the prior year period.

During the first nine months of 2018, the Corporation recorded $1.7 million of transition costs in cost of sales primarily related to structural realignment in China and the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 30 basis points in the first nine months of 2019 compared to the same period last year primarily driven by lower business system implementation costs and core spend, partially offset by higher investments and cost inflation.

Restructuring and Impairment Charges

During the first nine months of 2019, the Corporation recorded $1.2 million of restructuring costs in connection with a structural realignment in the office furniture segment.

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

Interest Expense, Net

Interest expense, net for the first nine months of 2019 was $6.8 million, compared to $7.4 million in the same period last year. The decrease was driven by higher interest income in the current period, as the Corporation held a larger average balance of excess cash in interest-bearing accounts.

Income Taxes

The Corporation's income tax provision for the first nine months of 2019 was an expense of $17.9 million on income before taxes of $80.8 million, or an effective tax rate of 22.1 percent. For the first nine months of 2018, the Corporation's income tax provision was an expense of $16.0 million on income before taxes of $77.0 million, or an effective tax rate of 20.8 percent. The income tax provision reflects a higher rate in 2019 compared to the prior year period primarily due to the release of a valuation allowance for certain foreign jurisdictions in 2018. Refer to "Note 10. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $62.9 million or $1.44 per diluted share for the first nine months of 2019 compared to $61.0 million or $1.38 per diluted share for the first nine months of 2018.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Net sales	$484,755	$471,687	2.8%		$1,247,778	$1,276,480	(2.2%)
Operating profit	$51,162	$45,721	11.9%		$68,180	$64,898	5.1%
Operating profit %	10.6%	9.7%	90	bps	5.5%	5.1%	40	bps

Three Months Ended
Third quarter 2019 net sales for the office furniture segment increased 2.8 percent compared to the same quarter last year. Sales increased primarily due to an increase in the contract business, partially offset by a decrease in the supplies-driven business, along with a decrease of $4.5 million due to the net impact of divesting small office furniture companies.

Operating profit as a percentage of net sales increased 90 basis points in the third quarter of 2019 compared to the same quarter last year. This increase was driven by price realization and productivity, net of investments, partially offset by lower sales volume, higher input costs, and higher restructuring and transition costs.

Nine Months Ended
Net sales for the first nine months of 2019 for the office furniture segment decreased 2.2 percent compared to the same period last year. Sales decreased primarily due to a decrease in the supplies-driven business, along with a decrease of $18.0 million due to the net impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales increased 40 basis points for the first nine months of 2019 compared to the same period last year. Of this increase, 30 basis points were driven primarily by price realization, lower business system implementation costs, and improved productivity, net of investments, partially offset by lower sales volume and higher input costs. The remaining 10 basis points increase was due to lower restructuring and transition costs.

During the first nine months of 2019, the Corporation recorded $1.2 million of restructuring costs and $0.2 million of transition costs in connection with a structural realignment in the office furniture segment.

During the first nine months of 2018, the office furniture segment recorded $1.3 million of restructuring costs and $1.2 million of transition costs primarily associated with the previously announced closure of the office furniture manufacturing facility in Orleans, Indiana and structural realignments in China. Of these charges, $1.2 million was included in cost of sales.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Net sales	$140,631	$139,433	0.9%		$383,090	$383,323	(0.1%)
Operating profit	$23,772	$21,824	8.9%		$54,743	$55,250	(0.9%)
Operating profit %	16.9%	15.7%	120	bps	14.3%	14.4%	-10	bps

Three Months Ended
Third quarter 2019 net sales for the hearth products segment increased 0.9 percent compared to the same quarter last year. Sales increased in the new construction business, but were partially offset by a decrease in the retail business.

Operating profit as a percentage of net sales increased 120 basis points in the third quarter of 2019 compared to the same quarter last year. This increase was driven by price realization and one-time restructuring and transition costs incurred in the prior year quarter, partially offset by lower sales volume and higher input costs.

Nine Months Ended
Net sales for the first nine months of 2019 for the hearth products segment decreased 0.1 percent compared to the same period last year. The decrease was driven by the retail business, partially offset by an increase in the new construction business.

Operating profit as a percentage of net sales decreased 10 basis points for the first nine months of 2019 compared to the same period last year. Of this decrease, 50 basis points were primarily driven by lower sales volume, higher input costs, and investments, partially offset by price realization, and lower core SG&A spend and incentive compensation. This decline was partially offset by a 40 basis points increase due to restructuring and impairment charges, and transition costs, incurred in the prior year period.

During the first nine months of 2018, the hearth products segment recorded $1.0 million of restructuring and impairment charges and $0.5 million of transition costs primarily associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Of these charges, $0.5 million was included in cost of sales.

Liquidity and Capital Resources

Cash Flow – Operating Activities
Operating activities were a source of $115.6 million of cash in the first nine months of 2019 compared to a source of $115.0 million of cash in the first nine months of 2018. An increase in non-cash items is primarily attributable to amortization of lease costs in accordance with ASU No. 2016-02, mostly offset by related lease outflows and other smaller working capital balance changes.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of 2019 were $50.2 million compared to $47.0 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2019, capital expenditures are now expected to be approximately $60 to $70 million.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dividends per common share	$0.305	$0.295	$0.905	$0.875

During the third quarter, the Board declared the regular quarterly cash dividend on August 6, 2019. The dividend was paid on September 3, 2019 to shareholders of record on August 16, 2019. This was a 3.4 percent per share increase over the comparable prior year quarterly dividend paid on September 4, 2018.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. As of September 28, 2019, approximately $183.7 million of the authorizations remain unspent.

The following table summarizes shares repurchased and settled by the Corporation (in thousands, except per share data):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Shares repurchased	1,797	369
Average price per share	$36.09	$40.36

Cash purchase price	$(64,877)	$(14,884)
Purchases unsettled as of quarter end	125	222
Prior year purchases settled in current year	(354)	(1,381)
Shares repurchased per cash flow	$(65,106)	$(16,043)

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $310 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first nine months of 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2019, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of September 28, 2019, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
06/30/19 – 07/27/19	22,000	$33.96	22,000	$190,152,818
07/28/19 – 08/24/19	95,440	$31.94	95,440	$187,104,103
08/25/19 – 09/28/19	103,400	$32.84	103,400	$183,708,380
Total	220,840		220,840
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

•
No repurchase plans expired or were terminated during the third quarter of 2019, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6. Exhibits

(31.1)	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 are formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 29, 2019	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer