Form 10-K
period 2019-12-28
HNI CORP
filed 2020-02-25
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:					1-14225

HNI Corporation
	Iowa					42-0617510
	(State of Incorporation)					(I.R.S. Employer No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
			(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2019 was $1,090,014,357 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of January 31, 2020, was 42,554,705.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2020 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the ''Corporation'', ''we'', ''us'', or ''our'') is an Iowa corporation incorporated in 1944.  The Corporation is a provider of office furniture and hearth products.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  In fiscal 2019, the Corporation had net sales of $2.2 billion, of which $1.7 billion or 76 percent was attributable to office furniture products and $0.5 billion or 24 percent was attributable to hearth products.  See "Note 17. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information about operating segments.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore.  See "Item 2. Properties" for additional related discussion.

Several operating units, marketed under various brand names, participate in the office furniture industry.  These include:
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

The Corporation's research and development efforts are focused on developing and providing relevant and differentiated solutions, delivering quality, aesthetics, and style.

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

For further financial-related information with respect to acquisitions, divestitures, operating segment information, restructuring, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations", "Note 4. Restructuring and Impairment Charges", "Note 5. Acquisitions and Divestitures", and "Note 17. Reportable Segment Information".

Industry

The United States office furniture market consists of two primary channels — the contract channel and the supplies-driven channel.  The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, or office redesigns. Sales to the contract channel are frequently customized to meet specific client and designer preferences.  Contract furniture is generally purchased through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design.  The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

The supplies-driven channel, in which the Corporation is a market leader, primarily represents smaller orders of office furniture purchased by small/medium businesses. Sales in this channel are driven on the basis of price, quality, selection, speed, and reliability of delivery.  Office product dealers, national office product distributors, e-Commerce retailers, and wholesalers are the primary distribution channels in this market.

The Corporation also competes in the hearth products industry, where it is a market leader.  Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes.  Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December time-frame.  Distribution is primarily through independent dealers, who buy direct from the manufacturer or from an intermediate distributor.

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

The Corporation’s strategy has a dual focus: working continuously to extract new growth from its core markets while identifying and developing new, adjacent potential areas of growth.  The Corporation focuses on extracting new growth from each of its existing businesses by deepening its understanding of end-users and using the insights gained to refine branding, selling, marketing, and research and development.  The Corporation also pursues opportunities in potential growth drivers related to its core business, such as vertical markets or new distribution models.

Employees/Members

As of December 28, 2019, the Corporation employed approximately 8,500 persons, 8,400 of whom were full-time and 100 of whom were temporary personnel.

Products and Solutions

Office Furniture
The Corporation designs, manufactures, and markets a broad range of workplace furnishings across a range of price points. The Corporation's portfolio includes panel-based and freestanding furniture systems and complementary products such as seating, storage, tables, and architectural products. The Corporation offers a complete line of office panel system products, benching, freestanding tables, storage, and social collaborative products in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work, including task seating, multi-purpose seating, and soft upholstery lounge.  The chairs are available in a variety of frame colors, coverings, and a wide range of price points.

To meet the demands of various markets, the Corporation's products are sold primarily under the Corporation's brands:
HON®
Allsteel®
Beyond®
Gunlocke®
Maxon®
HBF®
OFM®
RespawnTM
Lamex®
HNI India®

Hearth Products
The Corporation is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves, and related products. These products are primarily for the home and are sold under the following widely recognized brands:
Heatilator®
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®
Harman®
Vermont Castings®
PelPro®
Stellar HearthTM

The Corporation’s line of hearth products includes a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.  Heatilator®, Heat & Glo®, Majestic®, Monessen®, and Stellar HearthTM are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces.  The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall.  In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman®, Vermont Castings®, and PelPro® product lines, which provide home heating solutions using renewable fuels.  See "Intellectual Property" for additional details.

Manufacturing

The Corporation manufactures office furniture in Georgia, Iowa, New York, North Carolina, China, and India.  The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials and components from a variety of suppliers and generally, most items are available from multiple sources.  Major raw materials include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, shipping cartons, foam, and fiberglass.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality.  The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to eliminate and reduce costs.  To achieve flexibility and attain efficiency goals, the Corporation has adopted a variety of production techniques, including cellular manufacturing, focused factories, just-in-time inventory management, value engineering, business simplification, and 80/20 principles.  The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety.  The Corporation's RCI process involves members, customers, and suppliers.  Manufacturing also plays a key role in the Corporation's concurrent research and development process in order to design new products for ease of manufacturability.

Research and Development

The Corporation's research and development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design, and reduced manufacturing costs.  The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, leveraging alternative materials, and providing engineering support to its operating units.  The Corporation conducts its research and development efforts at both the corporate and operating unit levels.  The Corporation invested in research and development as follows (in thousands):

	2019	2018	2017
Research and development investments	$34,699	$33,420	$31,846

Intellectual Property

As of December 28, 2019, the Corporation owned 141 United States and 138 foreign patents with expiration dates through 2042 and had applications pending for 25 United States and 45 foreign patents.  In addition, the Corporation holds 183 United States and 411 foreign trademark registrations and has applications pending for 14 United States and 12 foreign trademarks.  The Corporation believes neither any individual office furniture patent nor the Corporation's office furniture patents in the aggregate are material to the Corporation's business as a whole.

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

Sales and Distribution: Customers

The Corporation sells its office furniture products through various distribution channels.  A summary of each channel is as follows:

•	Independent, local office products dealers that specialize in the sale of office furniture to business, government, education, and health care entities.

•
National office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices.  These distributors also sell through on-line and retail office products stores.

•
Wholesalers that serve as distributors of the Corporation's products to independent dealers and national office products distributors. These wholesalers maintain inventories of standard product lines for quick delivery to customers.

•
e-Commerce focused resellers that sell a wide array of business and consumer products to commercial and non-commercial customers. Orders are fulfilled both by the Corporation and/or directly by the e-Commerce reseller from inventory held in their facilities.

•	Direct sales of products to federal, state and local government offices or in certain circumstances a lead selling relationship with an end-user.

The Corporation's office furniture sales force consists of sales managers, salespersons, and independent manufacturers' representatives who collectively provide national sales coverage.  Sales managers and salespersons are compensated by a combination of salary and variable performance compensation.

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

Hearth & Home sells its hearth products through independent dealers, distributors, and Corporation-owned distribution and retail outlets.  The Corporation has a field sales organization of sales managers, salespersons, and independent manufacturers' representatives.

In fiscal 2019, the Corporation's five largest customers represented approximately 21 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2019.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

The Corporation has an order backlog, which will be filled in the ordinary course of business. The Corporation's backlog orders are typically cancelable for a period of time and the backlog is typically fulfilled within a quarter. Order backlog in dollars and in terms of percentage of net sales was as follows (in thousands):

	2019	2018
Net sales	$2,246,947	$2,257,895
Order backlog	$166,502	$181,522
Percent of net sales	7.4%	8.0%

The Corporation’s products are typically manufactured and shipped within a few weeks following receipt of order or later upon customer request.  Therefore, the dollar amount of the Corporation’s order backlog is not considered by management to be a leading indicator of the Corporation’s expected sales in any particular fiscal period.

Competition

The Corporation is a leading global office furniture manufacturer and marketer, and is North America's largest manufacturer and marketer of fireplaces.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products.  The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service.  The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market, including manufacturers such as Steelcase Inc., Haworth, Inc., Herman Miller, Inc., Knoll, Inc., The Global Group, Kimball International, Inc., Krueger International Inc. (KI), and Teknion Corporation, as well as global importers.  The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

The hearth products industry is also highly competitive. Hearth products are manufactured by a number of national and regional competitors.  The Corporation competes against a broad range of manufacturers, including Travis Industries Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Both office furniture and hearth products compete on the basis of performance, quality, price, customer service, and complete and on-time delivery.  The Corporation believes it competes principally by providing compelling value products designed to be among the best in their price range for product quality, performance, superior customer service, and short lead-times.  This is made possible, in part, by the Corporation's on-going investment in brands, research and development, efficient manufacturing operations, and extensive distribution network.

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

Over the past several years, the Corporation has expanded its environmental management system and established metrics to influence product design and development, supplier and supply chain performance, energy and resource consumption, and the impacts of its facilities.  In addition, the Corporation provides sustainability training to senior decision makers and has assigned resources to documenting and communicating its progress to an increasingly knowledgeable market.  Integrating sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for all members.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date.  The Corporation does not anticipate financially material capital expenditures will be required during fiscal 2020 for environmental control facilities.  In management’s judgment, compliance with current regulations should not have a material effect on the Corporation’s financial condition or results of operations.  However, there can be no assurance new environmental legislation, material science, or technology in this area will not result in or require material capital expenditures.

Business Development

The development of the Corporation's business during the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 is discussed in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission (''SEC'').  The information on the Corporation's website is not, and shall not be, deemed to be a part hereof or incorporated into this or any of the Corporation's other filings with the SEC. The Corporation’s SEC filings are also available on the SEC website at www.sec.gov.

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

Hearth products industry sales are impacted by a variety of macroeconomic factors including housing starts, overall employment levels, interest rates, home affordability, consumer confidence, energy costs, disposable income, and changing demographics. Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence hearth products industry revenues. Deterioration of economic conditions or a slowdown in the homebuilding industry and the hearth products market could decrease demand for hearth products and have additional adverse effects on operating results.

A deterioration of economic conditions in the Corporation's key international markets, including China and India, could have adverse effects on the Corporation's international office furniture sales and operating results.

Deteriorating economic conditions could affect the Corporation's business significantly, including: reduced demand for products; insolvency of independent dealers resulting in increased provisions for credit losses; insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of products; and decreased customer demand, including order delays or cancellations. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and residential and non-residential commercial construction often decrease, which typically leads to a decrease in demand for office furniture and hearth products.

The office furniture and hearth products industries are highly competitive and, as a result, the Corporation may not be successful in winning new business.

Both the office furniture and hearth products industries are highly competitive. Many of the Corporation's competitors in both industries offer similar products.  Competitive factors include price, delivery and service, brand recognition, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers.  In both industries, most of the top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  The Corporation's main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage, which could make it difficult to win new business.

In both the office furniture and hearth products industries, the Corporation faces price competition from competitors and from new market entrants who may manufacture and source products from lower cost countries.  Price competition impacts the ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins and adversely affect future financial performance.

If customers do not perceive the Corporation's products and services to be of good value, the Corporation's brand and name recognition and reputation could suffer.

The Corporation believes that establishing and maintaining good brand and name recognition and a good reputation is critical to its business. In certain parts of the market, promotion and enhancement of the Corporation's name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing design-driven, innovative, and high-quality products and superior services. If customers do not perceive the Corporation's products and services to be design-driven, innovative and of high quality, its reputation, brand and name recognition could suffer, which could have a material adverse effect on the Corporation's business.

Changes in industry dynamics, including demand and order patterns from customers, distribution changes, or the loss of a significant number of dealers, could adversely affect the Corporation's business, operating results, or financial condition.

Consolidation among the Corporation's customers may result in a smaller number or large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in average selling prices. In addition, further consolidations may lead to fluctuations in revenue, increases in costs to meet demands of large customers, and pressure to accept onerous contract terms, and the Corporation's business, financial condition, and operating results could be harmed.

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, wholesalers, and e-Commerce.  Within these distribution channels, there has been, and may continue to be, consolidation. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers.  Some distribution partners may terminate their relationship with the Corporation at any time and for any reason.  The Corporation has experienced demand shift to direct fulfillment, reducing two-step distribution by wholesale partners. The inability to provide increased direct fulfillment and/or the loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the business, operating results, or financial condition.

In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While the Corporation is not significantly dependent on any single dealer, if dealers go out of business or are restructured, the Corporation may suffer losses as they may not be able to pay the Corporation for products previously delivered to them. The loss of a dealer relationship could also negatively affect the Corporation's ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for the business in marketing and distributing the Corporation's products, resulting in a decline in sales.

The Corporation's failure to retain its existing management team, maintain its engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect the Corporation's business.

The Corporation depends significantly on its executive officers and other key personnel. The Corporation's success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities that meet customers' changing needs. To do that, the Corporation must retain qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. The Corporation focuses on continuous training, motivation, and development of its members, and it strives to attract and retain qualified personnel. Failure to retain the Corporation's executive officers and retain and attract other key personnel could adversely affect the Corporation's business.

Evolving trade policy between the United States and other countries may have an adverse effect on the Corporation's business and results of operations.

The Corporation has a global supply chain for raw materials and components used in office furniture and hearth products. Actions taken by the United States government to adopt a new approach to trade policy and in some cases to apply tariffs on certain products and materials, could have long-term impacts on existing supply chains. The evolving situation could impact the competitive environment depending on the severity and duration of current and future policy changes. This may manifest in additional costs on the business, including costs with respect to raw materials and components upon which the business depends. The increased costs have lowered and could further lower profit margins as the Corporation may not be able to pass on the additional costs by increasing the prices of its products, and its business and results of operations may be adversely affected.

In addition, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the United States. Changes in United States trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for the Corporation to do business in or import products from those countries.

The Corporation cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of raw materials or products in the future, nor can the Corporation predict future trade policy or the terms of any renegotiated trade agreements and their impact on the business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy, which in turn could have a material adverse effect on the business, operating results and financial condition.

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

To meet the changing needs of customers and keep pace with market trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance, the Corporation regularly introduces new office furniture and hearth products.  The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors.  The design and engineering of certain new products varies but can extend beyond a year; further time may be required to achieve client acceptance.  The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high quality products consistent with the Corporation's image and customers' needs.  Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

The Corporation may not be able to successfully integrate and manage acquired businesses and alliances.

One of the Corporation's growth strategies is to supplement its organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into operations. In addition, acquisitions and alliances involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	negative impact on member morale and performance as a result of job changes and reassignments;

•
reallocation of amounts of capital from other operating initiatives or an increase in leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict the ability to access additional capital when needed or to pursue other important elements of the business strategy;

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition;

•	possible tax costs or inefficiencies associated with integrating the operations of a combined company; and

•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect the financial results.

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

Goodwill and other intangible assets represent a significant amount of the Corporation's net worth, and an impairment charge would adversely affect the Corporation's financial results.

Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist.  In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation's goodwill or intangible assets to be impaired, the Corporation could be required to recognize a non-cash impairment charge, which would adversely affect the results of operations.

The Corporation is subject to extensive environmental regulation and has exposure to potential environmental liabilities.

Through the past and present operation and ownership of manufacturing facilities and real property, the Corporation is subject to extensive and changing federal, state, and local environmental laws and regulations, both domestic and abroad, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances.  In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact the Corporation. Compliance with environmental regulations has not had a material effect on capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed in the future, stricter interpretation of existing laws or discoveries of contamination at the Corporation's real property sites which occurred prior to ownership, or the advent of environmental regulation may require additional expenditures in the future, some of which may be material.

Increasing healthcare costs could adversely affect the Corporation's business, operating results, and financial condition.

The Corporation provides healthcare benefits to the majority of its members and is self-insured.  Healthcare costs have continued to rise over time, which increases the annual spending on healthcare and could adversely affect the Corporation's business, operating results, and financial condition.

The Corporation's international operations expose it to risks related to conducting business in multiple jurisdictions outside the United States.

The Corporation manufactures, markets, and sells products in international markets, including China and India and plans to continue to grow internationally. The Corporation primarily sells products and reports the financial results in United States dollars; however, increased business in countries outside the United States creates exposure to fluctuations in foreign currency exchange rates.  Paying expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of United States dollars, which may affect profits.  In the future, any foreign currency appreciation relative to the United States dollar would increase expenses that are denominated in that currency.  Additionally, as the Corporation reports currency in the United States dollar, the financial position is affected by the strength of the currencies in countries where the Corporation has operations relative to the strength of the United States dollar.

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

The Corporation periodically reviews foreign currency exposure and evaluates whether it should enter into hedging transactions.

The Corporation's international sales and operations are subject to a number of additional risks, including:

•	social and political turmoil, official corruption, and civil and labor unrest;

•	restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;

•	changes in labor laws and regulations affecting the ability to hire, retain, or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;

•	the failure of the Corporation's compliance programs and internal training to prevent violations of the United States Foreign Corrupt Practices Act and similar anti-bribery laws;

•	preference for locally branded products and laws and business practices favoring local competition;

•	less effective protection of intellectual property and increased possibility of loss due to cyber-theft;

•	unfavorable business conditions or economic instability in any particular country or region;

•	infrastructure disruptions;

•	potentially conflicting cultural and business practices;

•	difficulty in obtaining distribution and support; and

•	changes to border taxes or other international tax reforms.

Restrictions imposed by the terms of the Corporation's debt agreements limit the Corporation's operating and financial flexibility.

The Corporation's credit facility and other financing arrangements limits the ability of the Corporation to finance operations, service debt, or engage in other business activities that may be in its interests.  Specifically, the debt agreements restrict its ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted by us, sell, lease, license, or dispose of any assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  The debt agreements also require the Corporation to maintain certain financial covenants.

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

Phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates affecting the Corporation.
In July 2017, the United Kingdom’s Financial Conduct Authority announced its intention to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established following 2021.
At this time the Corporation cannot predict the future impact of a departure from LIBOR as a reference rate, however, if future rates based upon the successor rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on the Corporation's financial condition and results of operations.

Costs related to product defects could adversely affect the Corporation's profitability.

The Corporation incurs various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs.  These expenses relative to product sales vary and could increase.  The Corporation uses chemicals and materials in products and includes components in products from external suppliers, which are believed to be safe and appropriate for their designated use; however, harmful effects may become known, which could subject the Corporation to litigation and significant losses. The Corporation maintains reserves for product defect-related costs but there can be no certainty these reserves will be adequate to cover actual claims.  Incorrect estimates or any significant increase in the rate of product defect expenses could have a material adverse effect on operations.

The Corporation may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

The Corporation's capital requirements depend on many factors, including its need for capital improvements, tooling, research and development, and acquisitions.  To the extent existing capital is insufficient to meet these requirements and cover any losses, the Corporation may need to raise additional funds through financings or curtail its growth and reduce the Corporation's assets.  Future borrowings or financings may not be available under the credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

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

The Corporation's sales to the United States federal, state, and local governments are subject to uncertain future funding levels and federal, state, and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

The Corporation derives a portion of its revenue from sales to various United States federal, state, and local government agencies and departments.  The ability to compete successfully for and retain business with the United States government, as well as with state and local governments, is highly dependent on cost-effective performance.  This government business is highly sensitive to changes in procurement laws; national, international, state, and local public priorities; and budgets at all levels of government, which frequently experience downward pressure and, in the case of the federal budget, are subject to uncertainty.

The Corporation's contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government.  The United States government, as well as state and local governments, can typically terminate or modify their contracts either for their convenience or if the Corporation defaults by failing to perform under the terms of the applicable contract.  A termination arising out of default could expose the Corporation to liability and impede its ability to compete in the future for contracts and orders with agencies and departments at all levels of government.  Moreover, the Corporation is subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs.  If the Corporation were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, it could be suspended or debarred from all further federal, state, or local government contracting.

The Corporation relies on information technology systems to manage numerous aspects of the business and a disruption or failure of these systems could adversely affect business, operating results, and financial condition.

The Corporation relies upon information technology networks and systems to process, transmit, and store electronic information, as well as to manage numerous aspects of the business and provide information to management.  Additionally, the Corporation collects and stores sensitive data of its customers, suppliers, and employees in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to natural events and malicious activity. Though the Corporation attempts to detect and prevent these incidents, it may not be successful.  In addition, the Corporation is subject to data privacy and other similar laws in various jurisdictions. If the Corporation is the target of a cybersecurity attack, computer virus, physical or electronic break-in or similar disruption resulting in unauthorized disclosure of sensitive data of customers, suppliers, and employees, the Corporation may be required to undertake costly notification procedures. The Corporation may also be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Any disruption of information technology networks or systems, or access to or disclosure of information stored in or transmitted by systems, could result in legal claims and damages and loss of intellectual property or other proprietary information.

The Corporation's results of operations and earnings may not meet guidance or expectations.
The Corporation provides public guidance on the expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in other public filings and public statements, and is based necessarily on assumptions made at the time the Corporation provides such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet its guidance or the expectations of investment analysts or if the Corporation reduces its guidance for future periods, the market price of common stock could decline significantly.

Iowa law and provisions in the Corporation's charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of its common stock.
The Corporation's Articles of Incorporation give the Corporation's Board of Directors ("Board") the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to common stock, thereby having a potentially adverse effect on the market price of common stock.
The Board is divided into three classes. The Corporation's classified Board, along with other provisions of the Corporation's Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire the Corporation or remove the Corporation's directors by means of a proxy contest, even if doing so would be beneficial to shareholders. Additionally, the Corporation may, in the future, adopt measures (such as a shareholder rights plan or "poison pill") that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by the shareholders.

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
The Corporation faces the risk of claims that it has infringed upon third parties’ intellectual property rights. Companies operating in the Corporation's industry routinely seek patent protection for their product designs, and many of the principal competitors have large patent portfolios. Prior to launching major new products in the key markets, the Corporation normally evaluates existing intellectual property rights. However, competitors and suppliers may have filed for patent protection which is not, at the time of the evaluation, a matter of public knowledge. The Corporation's efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause the Corporation to cease making, licensing, or using products that incorporate the challenged intellectual property; require the Corporation to redesign, re-engineer, or re-brand the products or packaging, if feasible; or require the Corporation to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise, the ability to produce or deliver products. Several of the Corporation's production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the results of operations and business conditions. Further, several of the Corporation's production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect the operations and business conditions. Members are an integral part of the business and events including an epidemic could reduce the availability of members reporting for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation's computer system could adversely affect the ability to receive and process customers' orders, procure materials, manufacture products and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers.

The Corporation’s financial condition and results of operation could be adversely affected by a pandemic or epidemic health crisis.

In late 2019, a strain of coronavirus was reported to have surfaced in China. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The Corporation conducts operations at various facilities throughout the world, including in China, and the inability to manufacture at a facility, either temporarily or permanently, may result in increased costs, adverse impacts to the Corporation's supply chain, lower revenues, and the loss of customers. In addition, the impact of a pandemic or epidemic on the Corporation’s members and the global economy could adversely impact the Corporation’s sales and operations. At this point, the extent to which the current coronavirus outbreak may impact the Corporation’s results is uncertain and depends on future developments, which are highly uncertain and cannot be predicted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore, which house manufacturing, distribution, and retail operations and offices, totaling an aggregate of approximately 8.6 million square feet.  Of this total, approximately 2.9 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing office furniture (1)
Dongguan, China	373,000	Leased	Manufacturing office furniture (1)
Garland, Texas	211,000	Leased	Warehousing office furniture
Hickory, North Carolina	206,000	Owned	Manufacturing office furniture (1)
Lake City, Minnesota	242,000	Owned	Manufacturing fireplaces
Mechanicsburg, Pennsylvania	400,000	Leased	Warehousing office furniture
Mt. Pleasant, Iowa	378,000	Owned	Manufacturing fireplaces (1)
Muscatine, Iowa	273,000	Owned	Manufacturing office furniture
Muscatine, Iowa	578,000	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	810,000	Owned	Manufacturing office furniture (1)
Muscatine, Iowa	238,000	Owned	Manufacturing office furniture
Nagpur, India	355,000	Owned	Manufacturing office furniture
Wayland, New York	716,000	Owned	Manufacturing office furniture (1)

(1)	Also includes a regional warehouse/distribution center

Other facilities total approximately 3.3 million square feet, of which approximately 1.9 million square feet are leased. Approximately 2.0 million square feet are used for the selling, manufacturing, and distribution of office furniture, approximately 1.1 million square feet are used for the selling, manufacturing, and distribution of hearth products, and approximately 0.2 million square feet are used for corporate administration.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about our Executive Officers

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	47	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016	Senior Vice President, Sales and Operations, Hearth & Home Technologies (2014-2016)
Steven M. Bradford	62	None	Senior Vice President, General Counsel and Secretary	2015	Vice President, General Counsel and Secretary (2008-2015)
Marshall H. Bridges	50	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018); Vice President, Finance, HNI Contract Furniture Group (2014-2017)
B. Brandon Bullock	42	None	President, The HON Company	2018
Advanced Development and Innovation Leader, Whirlpool Corporation (2017-2018);
Global Platform Leader and General Manager, Microwaves, Hong Kong, Whirlpool Corporation (2016-2017);
General Manager, Air and Water Platforms, Whirlpool Corporation (2014-2016)

Jeffrey D. Lorenger	54	None	Chairman President and Chief Executive Officer	2020 2017	President, Office Furniture, HNI Corporation (2017 - 2018) Executive Vice President, HNI Corporation (2014-2017); President, HNI Contract Furniture Group (2014-2017)
Donna D. Meade	54	None	Vice President, Member and Community Relations	2014
Kurt A. Tjaden	56	None	President, HNI International Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017); Vice President and Chief Financial Officer (2008-2015)
Kristin L. Yates	54	None	President, Allsteel, Inc.	2019	President, The Gunlocke Company L.L.C. (2017 - 2019); Vice President, Sales, Allsteel Inc. (2015-2017); Vice President and General Manager, Architectural Product (2014-2015)

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of December 28, 2019, the Corporation had 5,487 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 57 percent of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
09/29/19 - 10/26/19	66,758	$36.04	66,758	$181,302,370
10/27/19 - 11/23/19	192,000	$39.34	192,000	$173,748,255
11/24/19 - 12/28/19	229,994	$39.44	229,994	$164,677,495
Total	488,752		488,752
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

•
No repurchase plans expired or were terminated during the fourth quarter of fiscal 2019, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time.

Item 6.  Selected Financial Data - Five Year Summary

(In thousands, except per share data)	2019	2018	2017	2016	2015
Operating Results
Net Sales	$2,246,947	$2,257,895	$2,175,882	$2,203,489	$2,304,419
Gross Profit as a Percentage of Net Sales	37.1%	37.0%	36.0%	37.9%	36.8%
Net Income Attributable to HNI Corporation	$110,505	$93,377	$89,795	$85,577	$105,436
Net Income Attributable to HNI Corporation as a Percentage of Net Sales	4.9%	4.1%	4.1%	3.9%	4.6%

Share and Per Share Data (Basic and Dilutive)
Net Income Attributable to HNI Corporation – basic	$2.56	$2.14	$2.05	$1.93	$2.38
Net Income Attributable to HNI Corporation – diluted	$2.54	$2.11	$2.00	$1.88	$2.32
Cash Dividends	$1.21	$1.17	$1.13	$1.09	$1.045
Average Number of Common Shares Outstanding – basic	43,101	43,639	43,839	44,414	44,285
Average Number of Common Shares Outstanding – diluted	43,495	44,328	44,840	45,502	45,441

Financial Position
Current Assets	$528,834	$531,883	$488,880	$433,041	$438,370
Current Liabilities	$478,705	$434,308	$489,703	$463,473	$435,900
Working Capital	$50,129	$97,575	$(823)	$(30,432)	$2,470
Total Assets	$1,452,512	$1,401,844	$1,391,550	$1,330,234	$1,263,925
Percent Return on Beginning Assets Employed	10.8%	9.2%	5.8%	10.6%	13.2%
Long-Term Debt	$174,439	$249,355	$240,000	$180,000	$185,000
Shareholders’ Equity	$584,044	$562,933	$514,068	$500,603	$476,954
Percent Return on Average Shareholders’ Equity	19.3%	17.3%	17.7%	17.5%	23.7%

Reflects OFM acquisition in Q1 2016, Artcobell divestiture in Q4 2016, and Paoli closure in Q1 2018.

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

Overview

The Corporation has two reportable segments: office furniture and hearth products.  The Corporation is a leading global office furniture manufacturer and marketer, and a leading manufacturer and marketer of hearth products.  The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Consolidated net sales for 2019 decreased 0.5 percent or $10.9 million compared to the prior year.  The change was driven by a decrease in both the office furniture and hearth products segments. The decrease in office furniture was driven by lower sales in the office furniture supplies-driven business, partially offset by a small increase in the office furniture contract business. Included in the sales results for the office furniture contract business was a $23.1 million negative impact from closing and divesting small office furniture companies. The hearth products segment saw decreases in both the new construction and retail businesses.

Net income attributable to the Corporation in 2019 was $110.5 million compared to net income of $93.4 million in 2018. The change was primarily driven by lower restructuring, transition, and impairment charges, price realization, net productivity and improved SG&A efficiency. These factors were partially offset by lower volume and higher input costs.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	2019	Change	2018	Change	2017
Net sales	$2,246,947	(0.5)%	$2,257,895	3.8%	$2,175,882
Cost of sales	1,413,185	(0.7)%	1,422,857	2.2%	1,391,894
Gross profit	833,762	(0.2)%	835,038	6.5%	783,988
Selling and administrative expenses	680,049	(1.6)%	691,140	2.9%	671,831
Gain on sale, disposal, and license of assets, net	—	—%	—	(100.0)%	(1,949)
Restructuring and impairment charges	2,371	(84.9)%	15,725	(58.0)%	37,416
Operating income	151,342	18.1%	128,173	67.1%	76,690
Interest expense, net	8,628	(8.7)%	9,448	55.4%	6,078
Income before income taxes	142,714	20.2%	118,725	68.1%	70,612
Income tax expense (benefit)	32,211	26.8%	25,399	(231.7)%	(19,286)
Net income (loss) attributable to non-controlling interest	(2)	(96.1)%	(51)	(149.5)%	103
Net income attributable to HNI Corporation	$110,505	18.3%	$93,377	4.0%	$89,795

As a Percentage of Net Sales:
Net sales	100.0%			100.0%			100.0%
Gross profit	37.1	10	bps	37.0	100	bps	36.0
Selling and administrative expenses	30.3	-30	bps	30.6	-30	bps	30.9
Gain on sale, disposal, and license of assets, net	—	—		—	10	bps	(0.1)
Restructuring and impairment charges	0.1	-60	bps	0.7	-100	bps	1.7
Operating income	6.7	100	bps	5.7	220	bps	3.5
Income tax expense (benefit)	1.4	30	bps	1.1	200	bps	(0.9)
Net income attributable to HNI Corporation	4.9	80	bps	4.1	—		4.1

Net Sales

Consolidated net sales for 2019 decreased 0.5 percent or $10.9 million compared to the prior year.  The change was driven by a decrease in both the office furniture and hearth products segments. The decrease in office furniture was driven by lower sales in the office furniture supplies-driven business, partially offset by a small increase in the office furniture contract business. Included in the sales results for the office furniture contract business was a $23.1 million negative impact from closing and divesting small office furniture companies. The hearth products segment saw decreases in both the new construction and retail businesses.

Consolidated net sales for 2018 increased 3.8 percent or $82.0 million compared to 2017.  The change was driven by an increase in both the office furniture and hearth products segments. Office furniture segment sales increased in both the supplies-driven and contract businesses which were partially offset by a $57.6 million negative net impact of closing and divesting small office furniture companies. The hearth products segment saw increases in both the new construction and retail businesses.

Gross Profit

Gross profit as a percentage of net sales increased 10 basis points in 2019 compared to 2018 primarily driven by price realization and net productivity, offset by lower volume and higher input costs.

Gross profit as a percentage of net sales increased 100 basis points in 2018 compared to 2017 primarily driven by lower restructuring and transition costs, price realization, net productivity and cost savings, partially offset by higher input costs.

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

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 30 basis points in 2019 compared to 2018 primarily driven by improved SG&A efficiency.

Selling and administrative expenses as a percentage of net sales decreased 30 basis points in 2018 compared to 2017 primarily driven by increased efficiency and the impact of closing and divesting small office furniture companies, partially offset by the amortization and implementation costs from the Business System Transformation initiative, strategic investments, and higher variable compensation.

Selling and administrative expenses include freight expense for shipments to customers, research and development costs, and amortization expense of intangible assets.  Refer to "Note 2. Summary of Significant Accounting Policies" and "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Gain on Sale, Disposal, and License of Assets, Net

The Corporation recorded a net $1.9 million gain in 2017, which included a $6.0 million nonrecurring gain from the sale and license of an intangible asset, a $0.8 million gain on the sale of a closed facility, and a $4.8 million loss on the disposal of a manufacturing facility, in addition to other gains and losses incurred in the ordinary course of business.

Restructuring and Impairment Charges

Restructuring and impairment charges as a percentage of net sales decreased 60 basis points in 2019 compared to 2018.

In 2019, the Corporation recorded $2.4 million of restructuring charges and $0.2 million of transition costs primarily associated with structural realignments in the office furniture segment.

In 2018, the Corporation recorded $2.3 million of restructuring costs and $0.4 million of impairment charges primarily due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

In 2017, the Corporation recorded $6.2 million of restructuring costs due to the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington and the office furniture manufacturing facility in Orleans, Indiana.

The Corporation recorded $14.9 million and $20.9 million of goodwill, intangible and long-lived asset impairments in 2018 and 2017, respectively, related to reporting units in the office furniture segment. These impairment charges were the result of current and projected market conditions and product and operational transformation. The impairment charge in 2017 also includes the impact of closing the Paoli office furniture brand. See "Note 7. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for more information on goodwill and intangible asset impairments.

In 2017, the Corporation recorded a $10.3 million valuation allowance of a long-term note receivable. In 2018, the Corporation recovered $1.8 million against this note receivable.

Operating Income

For 2019, operating income increased 18.1 percent or $23.2 million to $151.3 million compared to $128.2 million in 2018. The change was primarily driven by lower restructuring, transition, and impairment charges, price realization, net productivity and improved SG&A efficiency. These factors were partially offset by lower volume and higher input costs.

For 2018, operating income increased 67.1 percent or $51.5 million to $128.2 million compared to $76.7 million in 2017. The change was primarily driven by lower restructuring, transition, and impairment charges, price realization, net productivity and cost savings, and the impact of closing and divesting small office furniture companies. These factors were partially offset by higher input costs, the amortization and implementation costs from the Business System Transformation initiative, strategic investments, and higher variable compensation.

Interest Expense, Net

Interest expense, net was $8.6 million, $9.4 million, and $6.1 million in 2019, 2018, and 2017, respectively. The decrease in 2019 was driven by higher interest income, as the Corporation held a larger average balance of excess cash in interest-bearing accounts, and lower average debt balance year over year. Higher interest rates and increased amortization of debt costs drove approximately $2.2 million of the increase in 2018. In 2017, the Corporation capitalized approximately $1.5 million of interest costs related to the Business Systems Transformation initiative. Capitalization of interest ceased during the third quarter of 2017, driving a relative increase in 2018 interest expense.

Income Taxes

The following table summarizes the Corporation's income tax provision (in thousands):

	2019	2018	2017
Income before income taxes	$142,714	$118,725	$70,612
Income tax expense (benefit)	$32,211	$25,399	$(19,286)
Effective tax rate	22.6%	21.4%	(27.3)%

The income tax provision reflects a higher rate in 2019 compared to 2018 primarily due to increased worldwide income resulting in a lower rate benefit on tax credits, increased foreign income and state taxes. The increase in the effective tax rate in 2018 compared to 2017 was primarily driven by a reduction to the Corporation's deferred income taxes related to the Tax Cuts and Job Act enacted in December 2017 (the "Act"), which resulted in a remeasurement of the Corporation's deferred tax assets and liabilities at the new federal statutory rate of 21 percent. Excluding the effects of the Act, the Corporation's effective rate for 2017 would have been 36.2 percent. The decreased 2018 rate compared to the 2017 rate excluding the effect of the Act was primarily driven by the federal statutory rate decreasing from 35 percent to 21 percent for 2018. Additionally, the 2018 effective rate benefited from the release of valuation allowances on certain deferred tax assets. See "Note 9. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $110.5 million or $2.54 per diluted share in 2019 compared to $93.4 million or $2.11 per diluted share in 2018 and $89.8 million or $2.00 per diluted share in 2017.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	2019	Change		2018	Change		2017
Net sales	$1,697,186	(0.5)%		$1,706,092	2.7%		$1,660,723
Operating profit	$103,894	36.8%		$75,965	51.4%		$50,176
Operating profit %	6.1%	160	bps	4.5%	150	bps	3.0%

Net sales in 2019 for the office furniture segment decreased 0.5 percent or $8.9 million compared to 2018. The change was driven by a decrease in both the office furniture and hearth products segments. The decrease in office furniture was driven by lower sales in the office furniture supplies-driven business, partially offset by a small increase in the office furniture contract business. Included in the sales results for the office furniture contract business was a $23.1 million negative impact from closing and divesting small office furniture companies.

Net sales in 2018 for the office furniture segment increased 2.7 percent or $45.4 million compared to 2017. Sales increased in both the supplies-driven and contract businesses. The sales increase was partially offset by a decrease of $57.6 million from the impact of closing and divesting small office furniture companies.

Operating profit as a percentage of net sales increased 160 basis points in 2019 compared to 2018.  The increase was primarily driven by lower restructuring, impairment and transition charges, along with price realization, net productivity, and improved SG&A efficiency. These factors were partially offset by lower volume and higher input costs.

Operating profit as a percentage of net sales increased 150 basis points in 2018 compared to 2017. The increase was primarily driven by lower restructuring, impairment and transition charges, along with price realization, net productivity and cost savings, and the impact of closing and divesting small office furniture companies. These factors were partially offset by higher input costs, amortization and implementation costs from the Business Systems Transformation initiative, and strategic investments.

In 2019, the office furniture segment recorded $2.4 million of restructuring costs and $0.2 million of transition costs primarily associated with structural realignments in the office furniture segment. Specific items incurred include severance and member relocation costs.

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

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	2019	Change		2018	Change		2017
Net sales	$549,761	(0.4)%		$551,803	7.1%		$515,159
Operating profit	$94,329	3.2%		$91,367	9.2%		$83,649
Operating profit %	17.2%	60	bps	16.6%	40	bps	16.2%

Net sales in 2019 for the hearth products segment decreased 0.4 percent or $2.0 million compared to 2018. The change was driven by decreases in both the new construction and retail businesses.

Net sales in 2018 for the hearth products segment increased 7.1 percent or $36.6 million compared to 2017. The change was driven by an increase in both the new construction and retail businesses.

Operating profit as a percentage of net sales increased 60 basis points in 2019 compared to 2018. The increase in operating profit was primarily driven by price realization, lower variable compensation, and improved SG&A efficiency. These factors were partially offset by lower volume and higher input costs.

Operating profit as a percentage of net sales increased 40 basis points in 2018 compared to 2017. The increase in operating profit was primarily driven by higher volume, net productivity and cost savings, and price realization. These factors were partially offset by higher input costs and higher variable compensation.

In 2018, the hearth products segment recorded $0.8 million of restructuring and $0.4 million of impairment charges along with $0.6 million of transition costs associated with the previously announced closures of the hearth manufacturing facilities in Paris, Kentucky and Colville, Washington. Specific items incurred include an impairment charge from the sale of the closed manufacturing facility in Paris, Kentucky, severance, production move costs, and final facility closing costs. Of these charges, $0.6 million was included in cost of sales.

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

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $53.2 million at the end of 2019 compared to $78.1 million at the end of 2018 and $25.4 million at the end of 2017.  These funds, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants. As of the end of 2019, $12.3 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Cash Flow – Operating Activities
Operating activities were a source of $219.4 million of cash in 2019 compared to a source of $186.4 million cash in 2018.  The higher cash generation compared to the prior year was primarily due to improved earnings and changes in working capital timing, driven by higher accrued expenses. Changes in working capital balances resulted in a $3.3 million use of cash in 2019 compared to a $10.7 million use of cash in the prior year. Cash generated from operating activities in 2017 totaled $133.1 million and changes in working capital balances resulted in a $29.4 million use of cash.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory.  Management believes recorded trade receivable valuation allowances at the end of 2019 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.3 percent,

1.5 percent, and 0.7 percent at the end of fiscal years 2019, 2018, and 2017, respectively. The Corporation’s inventory turns were 8.8, 9.1, and 8.9, for fiscal years 2019, 2018, and 2017, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $66.9 million in 2019, $63.7 million in 2018, and $127.4 million in 2017.  These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. The decrease between 2018 and 2017 was primarily due to the completion of the Corporation's operational transformations and the launch of the Business Systems Transformation initiative which included an integrated information system.  The Corporation anticipates capital expenditures for 2020 in an estimated range of $60 million to $70 million.

Real Estate Transaction – In the first quarter of 2018, the Corporation entered into a sale-leaseback transaction, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million are reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows. See "Note 15. Leases" in the Notes to Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows (in dollars):

	2019	2018	2017
Common shares	$1.21	$1.17	$1.13

The last quarterly dividend increase was from $0.295 to $0.305 per common share effective with the June 3, 2019 dividend payment for shareholders of record at the close of business on May 17, 2019.  The average dividend payout percentage for the most recent three-year period has been 57 percent of prior year earnings or 28 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. See "Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements for further information.

Contractual Obligations

The following table discloses the Corporation's obligations and commitments to make future payments, by period, under contracts (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt obligations, including estimated interest (1)	$8,066	$14,388	$84,489	$108,396	$215,339
Finance lease obligations	630	1,118	548	—	2,296
Operating lease obligations	25,181	31,651	15,751	17,609	90,192
Purchase obligations (2)	73,626	7,046	2,353	2,455	85,480
Other long-term obligations (3)	1,931	9,144	2,709	23,004	36,788
Total	$109,434	$63,347	$105,850	$151,464	$430,095

(1)
Interest has been included for all debt at the fixed or variable rate in effect as of December 28, 2019, as applicable. See "Note 8. Long-Term Debt" in the Notes to Consolidated Financial Statements for further information.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.

(3)
Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available. Other long-term obligations of $33.1 million, primarily insurance allowances and long-term warranty, are not included in the table above due to the Corporation's inability to predict their timing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policy reflects its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, economic conditions in the United States and other countries where the Corporation has a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, the pricing environment, and currency exchange fluctuations. In addition, estimates of fair value are impacted by estimates of the market-participant derived weighted average cost of capital.

The key to recoverability of goodwill is the forecast of economic conditions and its impact on future revenues, operating profit, and cash flows.  Management’s projection for the United States office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S housing market, credit availability and borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional goodwill impairment charges.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-09, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326). Topic 326 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses by requiring consideration of a broader range of reasonable and supportable information and is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. Topic 326 becomes effective for the Corporation in fiscal 2020 and requires a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation anticipates the standard will not have a material effect on consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application. The new standard becomes effective for the Corporation in fiscal 2021. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements.  Interest rate risk arises from variable interest debt obligations. The interest rate swap derivative instruments are held and used by the Corporation as a tool for managing interest rate risk. They are not used for trading or speculative purposes.

As of December 28, 2019, the Corporation had $75 million of debt outstanding under the Corporation's $450 million revolving credit facility, which bore variable interest based on one month LIBOR. As of December 28, 2019, the Corporation had an interest rate swap agreement in place to fix the interest rate on $75 million of the Corporation's revolving credit facility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent. As of December 28, 2019 the Corporation had no borrowings on the revolving credit facility in excess of the amount covered by the interest rate swap agreement. The Corporation expects to utilize additional borrowings over the course of the year which will be subject to the variable borrowings rate as defined.

The Corporation monitors market interest rate risk exposures. As the Corporation holds no borrowings subject to variable interest rate exposure as of December 28, 2019 there is not current exposure given the current borrowings outstanding. The impacts of any hypothetical changes in interest rates will be directly correlated to any necessary future borrowings above the current levels outstanding.

For information related to the Corporation’s long-term debt, refer to "Note 8. Long-Term Debt" in the Notes to Consolidated Financial Statements.  For information related to the Corporation's interest rate swap activity, refer to "Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation currently does not have significant foreign currency exposure.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K.  As of December 28, 2019, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
The Corporation implemented ASU No. 2016-02, Leases (Topic 842), at the beginning of fiscal 2019 using the modified-retrospective transition approach. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and implemented as of the first quarter 2019. Except for the implementation of the new lease standard, there have been no changes in the Corporation's internal control over financial reporting during the fiscal year ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2020 (the "2020 Proxy Statement") is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2020 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Ethics" of the 2020 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2020 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Beneficial Ownership of the Corporation's Stock" and "Equity Compensation Plan Information" of the 2020 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2020 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the caption "Audit and Non-Audit Fees" of the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2019 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Second Amended and Restated By-laws of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 7, 2018)
(4.1)	Description of Securities of HNI Corporation+
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

(10.22)	Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement*+
(10.23)	Form of HNI Corporation 2017 Stock-Based Compensation Plan Performance Share Unit Award Agreement*+

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

HNI Corporation

Date: February 25, 2020	By:	/s/ Jeffrey D. Lorenger
Name: Jeffrey D. Lorenger
Title: Chairman, President, and Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and CEO, Principal Executive Officer, and Director	February 25, 2020
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 25, 2020
Marshall H. Bridges

/s/ Mary A. Bell	Director	February 25, 2020
Mary A. Bell

/s/ Miguel M. Calado	Director	February 25, 2020
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 25, 2020
Cheryl A. Francis

/s/ John R. Hartnett	Director	February 25, 2020
John R. Hartnett

/s/ Mary K. W. Jones	Director	February 25, 2020
Mary K. W. Jones

/s/ Larry B. Porcellato	Lead Director	February 25, 2020
Larry B. Porcellato

/s/ Dhanusha Sivajee	Director	February 25, 2020
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	February 25, 2020
Abbie J. Smith

/s/ Brian E. Stern	Director	February 25, 2020
Brian E. Stern

/s/ Ronald V. Waters, III	Director	February 25, 2020
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2019.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 28, 2019, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 25, 2020

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, “Leases”.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers".
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
Assessment of the carrying value of goodwill in three of the Company’s reporting units
As discussed in Note 7 of the consolidated financial statements, the Company’s goodwill balance as of December 28, 2019 was $270.8 million or 19% of total assets. Of this amount, the goodwill associated with the three reporting units within the office furniture segment was $28.5 million, or 11% of goodwill. Annually, or whenever events and circumstances indicate that goodwill might be impaired, the Company performs goodwill impairment testing. Impairment occurs when the carrying value of a reporting unit exceeds its fair value. In performing the assessment of the carrying value, the Company estimates the fair value of each reporting unit using an average of values derived from an income approach (discounted projected cash flow method) and a market approach (guideline company method).
We identified the assessment of the carrying value of goodwill in three of the Company’s reporting units as a critical audit matter. The evaluation of projected revenue and gross margin, discount rate, and market multiple assumptions used in the income or market approaches to measure the estimated fair value of each of the three reporting units required challenging auditor judgment. Changes to those assumptions could have a significant effect on the estimated fair value of each of these three reporting units.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls related to development of the projected revenue and gross margin, discount rate, and market multiple assumptions. We evaluated the projected revenue for each of the three reporting units by comparing expected volume growth and price increases to market data, including third-party industry projections and economic forecasts, and historical Company growth rates and price increases. We evaluated the projected gross margin for each of the three reporting units by comparing expected gross margin changes to historical Company and peer company gross margin rates. We compared the Company’s historical revenue and gross margin projections to actual results to assess the Company’s ability to accurately forecast. We performed a sensitivity analysis over the Company’s discount rate assumptions to assess the impact on the Company’s estimate of the fair value of the reporting units. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•
Evaluating the discount rate used by the Company in the income approach by comparing the Company’s inputs to the discount rate to publicly available data for comparable companies and assessing the resulting discount rate;

•
Testing the estimated reporting unit fair value, using the Company’s discount rate and forecasted cash flows, and comparing the results to the reporting unit’s carrying value per the Company’s impairment tests.

•	Assessing the guideline public companies and the selected multiples based on consideration of revenue growth, profitability, and size.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 25, 2020

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share data)

	2019	2018	2017
Net sales	$2,246,947	$2,257,895	$2,175,882
Cost of sales	1,413,185	1,422,857	1,391,894
Gross profit	833,762	835,038	783,988
Selling and administrative expenses	680,049	691,140	671,831
Gain on sale, disposal, and license of assets, net	—	—	(1,949)
Restructuring and impairment charges	2,371	15,725	37,416
Operating income	151,342	128,173	76,690
Interest expense, net	8,628	9,448	6,078
Income before income taxes	142,714	118,725	70,612
Income tax expense (benefit)	32,211	25,399	(19,286)
Net income	110,503	93,326	89,898
Less: Net income (loss) attributable to non-controlling interest	(2)	(51)	103
Net income attributable to HNI Corporation	$110,505	$93,377	$89,795

Average number of common shares outstanding – basic	43,101	43,639	43,839
Net income attributable to HNI Corporation per common share – basic	$2.56	$2.14	$2.05
Average number of common shares outstanding – diluted	43,495	44,328	44,840
Net income attributable to HNI Corporation per common share – diluted	$2.54	$2.11	$2.00

Foreign currency translation adjustments	$61	$(3,004)	$1,219
Change in unrealized gains (losses) on marketable securities, net of tax	251	(24)	(27)
Change in pension and post-retirement liability, net of tax	(2,833)	2,701	(463)
Change in derivative financial instruments, net of tax	(1,953)	339	660
Other comprehensive income (loss), net of tax	(4,474)	12	1,389
Comprehensive income	106,029	93,338	91,287
Less: Comprehensive income (loss) attributable to non-controlling interest	(2)	(51)	103
Comprehensive income attributable to HNI Corporation	$106,031	$93,389	$91,184

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands)

	December 28, 2019	December 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$52,073	$76,819
Short-term investments	1,096	1,327
Receivables	274,565	255,207
Inventories	163,465	157,178
Prepaid expenses and other current assets	37,635	41,352
Total Current Assets	528,834	531,883

Property, Plant, and Equipment:
Land and land improvements	29,394	28,377
Buildings	295,517	290,263
Machinery and equipment	581,225	565,884
Construction in progress	20,881	28,443
	927,017	912,967
Less accumulated depreciation	545,510	528,034
Net Property, Plant, and Equipment	381,507	384,933

Right-of-use Operating / Finance Leases	75,012	—

Goodwill and Other Intangible Assets	445,709	463,290

Deferred Income Taxes	176	1,569

Other Assets	21,274	20,169

Total Assets	$1,452,512	$1,401,844

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except par value)

	December 28, 2019	December 29, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$453,202	$428,865
Current maturities of long-term debt	790	679
Current maturities of other long-term obligations	1,931	4,764
Current lease obligations - operating / finance	22,782	—
Total Current Liabilities	478,705	434,308

Long-Term Debt	174,439	249,355

Long-Term Lease Obligations - Operating / Finance	59,814	—

Other Long-Term Liabilities	67,990	72,767

Deferred Income Taxes	87,196	82,155

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
December 28, 2019 - 42,595 shares; December 29, 2018 - 43,582 shares	42,595	43,582

Additional paid-in capital	19,799	18,041
Retained earnings	529,723	504,909
Accumulated other comprehensive income (loss)	(8,073)	(3,599)
Total HNI Corporation shareholders' equity	584,044	562,933

Non-controlling interest	324	326

Total Equity	584,368	563,259

Total Liabilities and Equity	$1,452,512	$1,401,844

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, December 31, 2016	$44,079	$—	$461,524	$(5,000)	$406	$501,009
Comprehensive income:
Net income (loss)	—	—	89,795	—	103	89,898
Other comprehensive income (loss), net of tax	—	—	—	1,389	—	1,389
Cash dividends; $1.130 per share	—	—	(49,557)	—	—	(49,557)
Common shares – treasury:
Shares purchased	(1,463)	(22,958)	(34,466)	—	—	(58,887)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	738	29,987	—	—	—	30,725
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	93,377	—	(51)	93,326
Other comprehensive income (loss), net of tax	—	—	—	12	—	12
Change in ownership of non-controlling interest	—	—	(43)	—	(132)	(175)
Cash dividends; $1.170 per share	—	—	(51,085)	—	—	(51,085)
Common shares – treasury:
Shares purchased	(755)	(24,033)	(4,636)	—	—	(29,424)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	983	35,045	—	—	—	36,028
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	110,505	—	(2)	110,503
Other comprehensive income (loss), net of tax	—	—	—	(3,735)	—	(3,735)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $1.210 per share	—	—	(52,232)	—	—	(52,232)
Common shares – treasury:
Shares purchased	(2,286)	(44,424)	(37,197)	—	—	(83,907)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,299	46,182	—	—	—	47,481
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	2019	2018	2017
Net Cash Flows From (To) Operating Activities:
Net income	$110,503	$93,326	$89,898
Non-cash items included in net income:
Depreciation and amortization	77,427	74,788	72,872
Other post-retirement and post-employment benefits	1,475	1,767	1,592
Stock-based compensation	6,830	7,317	7,750
Operating / finance lease interest and amortization	22,936	—	—
Deferred income taxes	6,750	3,197	(33,606)
Loss on sale and retirement of long-lived assets, net	2,014	16,264	30,892
Other – net	3,593	(1,736)	(1,949)
Net increase (decrease) in operating assets and liabilities, net of divestitures	(3,280)	(10,729)	(29,409)
Increase (decrease) in other liabilities	(8,868)	2,236	(4,891)
Net cash flows from (to) operating activities	219,380	186,430	133,149

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(60,826)	(55,648)	(109,243)
Proceeds from sale and license of property, plant, and equipment, and intangibles	327	23,767	9,009
Acquisition spending, net of cash acquired	—	(2,850)	(898)
Capitalized software	(6,059)	(8,048)	(18,148)
Purchase of investments	(6,702)	(2,676)	(3,451)
Sales or maturities of investments	4,845	3,100	3,197
Other – net	5,520	1,135	1,510
Net cash flows from (to) investing activities	(62,895)	(41,220)	(118,024)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(215,934)	(348,987)	(276,736)
Proceeds from long-term debt	141,035	323,075	339,337
Dividends paid	(52,232)	(51,085)	(49,557)
Purchase of HNI Corporation common stock	(83,887)	(30,452)	(57,505)
Proceeds from sales of HNI Corporation common stock	30,473	19,606	14,224
Other – net	(686)	(3,896)	2,148
Net cash flows from (to) financing activities	(181,231)	(91,739)	(28,089)

Net increase (decrease) in cash and cash equivalents	(24,746)	53,471	(12,964)
Cash and cash equivalents at beginning of period	76,819	23,348	36,312
Cash and cash equivalents at end of period	$52,073	$76,819	$23,348

The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 28, 2019

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of office furniture and hearth products.  Refer to "Note 17. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information.  Office furniture products include panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Hearth products include a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America, and the Caribbean. The Corporation also manufactures and markets office furniture in Asia, primarily China and India.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31.  Fiscal year 2019 ended on December 28, 2019, fiscal year 2018 ended on December 29, 2018, and fiscal year 2017 ended on December 30, 2017. The financial statements for fiscal years 2019, 2018, and 2017 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months.  The Corporation has short-term investments with maturities of less than one year, as well as investments with maturities between one and five years.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The specific identification method is used to determine realized gains and losses on the trade date. The Corporation's equity investment consists of an investment in a private entity and is carried at cost, as it does not have a readily determinable fair value.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	December 28, 2019			December 29, 2018
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$1,096	$11,566	$—	$1,327	$10,677
Equity investment	—	—	1,500	—	—	—
Cash and money market accounts	52,073	—	—	76,819	—	—
Total	$52,073	$1,096	$13,066	$76,819	$1,327	$10,677

The following table summarizes the amortized cost basis of the debt securities (in thousands):

	December 28, 2019	December 29, 2018
Amortized cost basis of debt securities	$12,542	$12,202

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

	Balance at beginning of period	Adjustments to allowance	Amounts written off, net of recoveries and other adjustments	Balance at end of period
Year ended December 28, 2019	$3,867	$508	$816	$3,559
Year ended December 29, 2018	$1,904	$2,440	$477	$3,867
Year ended December 30, 2017	$2,140	$846	$1,082	$1,904

Inventories
The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Finished products	$118,633	$97,398
Materials and work in process	75,526	94,161
Last-in, first-out ("LIFO") allowance	(30,694)	(34,381)
Total inventories	$163,465	$157,178

Inventory valued by the LIFO costing method	65%	81%

During 2019 and 2018, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at higher or lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $2.2 million in 2019 and $0.5 million in 2018. If the FIFO method had been in use, inventories would have been $30.7 million and $34.4 million higher than reported as of December 28, 2019 and December 29, 2018, respectively.

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

	2019	2018	2017
Depreciation expense	$53,022	$51,063	$56,494

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

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever an indication of impairment exists. The estimate of the fair value of the trade names is based on a discounted cash flows model using inputs which include: projected revenues, assumed royalty rates that would be payable if the trade names were not owned, and discount rates.

The Corporation has definite-lived intangible assets that are amortized over their estimated useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	December 28, 2019	December 29, 2018
Trade accounts payable	$227,557	$221,395
Compensation	53,147	52,227
Profit sharing and retirement expense	28,264	28,300
Marketing expenses	46,344	36,529
Freight	15,998	13,892
Other accrued expenses	81,892	76,522
	$453,202	$428,865

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

Activity associated with warranty obligations was as follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$15,450	$15,388	$15,250
Accruals for warranties issued during period	19,600	22,697	20,075
Adjustments related to pre-existing warranties	906	233	194
Settlements made during the period	(20,091)	(22,868)	(20,131)
Balance at end of period	$15,865	$15,450	$15,388

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	December 28, 2019	December 29, 2018
Current - in the next twelve months	$7,940	$9,455
Long-term - beyond one year	7,925	5,995
	$15,865	$15,450

Revenue Recognition
The Corporation implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), at the beginning of fiscal 2018 using the modified-retrospective method, which required this guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Corporation's revenue transactions, this guidance did not have a material impact on the Corporation's results of operations or financial position.

Performance Obligations - The Corporation recognizes revenue for sales of office furniture and hearth products at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment of the product. In certain circumstances, transfer of control to the customer does not occur until the goods are received by the customer or upon installation and/or customer acceptance, depending on the terms of the underlying contracts. Contracts typically have a duration of less than one year and normally do not include a significant financing component. Generally, payment is due within 30 days of invoicing.

Significant Judgments - The amount of consideration the Corporation receives and revenue recognized varies with changes in rebate and marketing program incentives, as well as early pay discounts, offered to customers. The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by variable consideration for rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically end near the Corporation's fiscal year end.

Accounting Policies and Practical Expedients Elected:

Shipping and Handling Activities - The Corporation elected to apply the accounting policy election permitted in the revenue accounting standard, which allows an entity to account for shipping and handling activities that occur after control is transferred as fulfillment activities. The Corporation accrues for shipping and handling costs at the same time revenue is recognized, which is in accordance with the policy election. When shipping and handling activities occur prior to the customer obtaining control of the good(s), they are considered fulfillment activities rather than a performance obligation and the costs are accrued for as incurred.

Sales Taxes - The Corporation elected to apply the accounting policy election permitted in the revenue accounting standard, which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority associated with the transaction, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows the Corporation to present revenue net of these certain types of taxes.

Incremental Costs of Obtaining a Contract - The Corporation elected the practical expedient permitted in the revenue accounting standard, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year.

Significant Financing Component - The Corporation elected the practical expedient permitted in the revenue accounting standard, which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Corporation's contracts are typically less than one year in length, consideration will not be adjusted.

Remaining Performance Obligation - The Corporation's backlog orders are typically cancelable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a quarter.

These accounting policies and practical expedients have been applied consistently to all revenue transactions. See "Note 3. Revenue from Contracts with Customers" in the Notes to Consolidated Financial Statements for further information.

Research and Development Costs
Research and development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  These costs include salaries, contractor fees, prototype costs, and administrative fees.  The amounts charged against income and recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	2019	2018	2017
Research and development costs	$34,699	$33,420	$31,846

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows (in thousands):

	2019	2018	2017
Freight expense	$123,667	$134,190	$119,096

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	2019	2018	2017
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$110,505	$93,377	$89,795
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,101	43,639	43,839
Potentially dilutive shares from stock-based compensation plans	394	689	1,001
Denominator for diluted EPS	43,495	44,328	44,840
Earnings per share – basic	$2.56	$2.14	$2.05
Earnings per share – diluted	$2.54	$2.11	$2.00

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	2019	2018	2017
Common stock equivalents excluded because their inclusion would be anti-dilutive	2,131	1,508	809

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Areas requiring significant use of management estimates relate to goodwill and intangibles, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and estimates of income taxes. Other areas requiring use of management estimates relate to allowance for doubtful accounts, inventory allowances, marketing program accruals, warranty accruals, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

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

	December 28, 2019	December 29, 2018
General, auto, product, and workers' compensation liabilities	$26,233	$30,227

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

Foreign Currency Translations
Foreign currency financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations.  Related translation adjustments are reported as a component of Shareholders’ Equity.  Immaterial gains and losses on foreign currency transactions are included in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income.

Reclassifications
Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. The new standard became effective for the Corporation in fiscal 2019 and was implemented using a modified-retrospective transition approach. The Corporation selected a technology tool to assist with the accounting and disclosure requirements of the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, business process, systems, controls, and disclosures, were identified and implemented as of the first quarter 2019. See "Note 15. Leases" in the Notes to Consolidated Financial Statements for financial impacts, accounting elections, and further information.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

	Segment	2019	2018
Supplies-driven channel	Office Furniture	$891,997	$904,292
Contract channel	Office Furniture	805,189	801,800
Hearth	Hearth Products	549,761	551,803
Net sales		$2,246,947	$2,257,895

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

Contract assets and contract liabilities were as follows (in thousands):

	December 28, 2019	December 29, 2018
Trade receivables (1)	$278,124	$259,075
Contract assets (current) (2)	$857	$529
Contract assets (long-term) (3)	$2,700	$2,188
Contract liabilities (4)	$54,972	$44,858

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended December 28, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$1,313	$—
Reclassification of contract assets to contra-revenue	(473)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(147,830)
Contract liabilities paid	—	138,015
Cash received in advance and not recognized as revenue	—	(67,938)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	67,639
Net change	$840	$(10,114)

Changes in contract asset and contract liability balances during the year ended December 29, 2018 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2,100	$—
Reclassification of contract assets to contra-revenue	(483)	—
Contract asset impairment	(1,550)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(127,454)
Contract liabilities paid	—	132,909
Cash received in advance and not recognized as revenue	—	(54,167)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	58,304
Impact of business combination	—	77
Net change	$67	$9,669

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended December 28, 2019 that was included in the December 29, 2018 contract liabilities balance was $8.3 million. The amount of revenue recognized during the year ended December 29, 2018 that was included in the December 30, 2017 contract liabilities balance was $12.5 million, respectively.

Note 4. Restructuring and Impairment Charges

Restructuring costs, goodwill and long-lived asset impairments, and a valuation allowance recorded in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	2019	2018	2017
Cost of sales - accelerated depreciation	$—	$—	$10,327

Restructuring charges	$2,371	$2,325	$6,205
Goodwill and long-lived asset impairments	—	15,200	20,947
Valuation allowance of long-term note receivable	—	(1,800)	10,264
Restructuring and impairment charges	$2,371	$15,725	$37,416

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

The accrued restructuring expenses are expected to be paid in the next twelve months and are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The following is a summary of changes in restructuring accruals (in thousands):

	Severance Costs	Facility Exit Costs & Other	Total
Restructuring allowance as of December 31, 2016	$2,704	$—	$2,704
Restructuring charges	1,436	4,769	6,205
Cash payments	(2,797)	(4,253)	(7,050)
Restructuring allowance as of December 30, 2017	1,343	516	1,859
Restructuring charges	355	1,970	2,325
Cash payments	(1,562)	(2,336)	(3,898)
Restructuring allowance as of December 29, 2018	136	150	286
Restructuring charges	1,977	394	2,371
Cash payments	(1,451)	(272)	(1,723)
Restructuring allowance as of December 28, 2019	$662	$272	$934

Note 5. Acquisitions and Divestitures

As part of the Corporation's ongoing business strategy, it continues to acquire and divest small office furniture dealerships and small hearth products companies, for which the impact is not material to the Corporation's financial statements.

Note 6. Supplemental Cash Flow Information

The Corporation's cash payments for interest, income taxes, and non-cash investing and financing activities are as follows (in thousands):

	2019	2018	2017
Cash paid for:
Interest paid, net of capitalized interest	$9,867	$9,882	$6,236
Income taxes paid	$21,181	$11,465	$13,733
Changes in accrued expenses due to:
Purchases of property and equipment	$(8,476)	$5,895	$(10,370)
Purchases of capitalized software	$653	$(2,497)	$(237)

Note 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Goodwill	$270,820	$270,788
Definite-lived intangible assets	146,040	163,714
Indefinite-lived intangible assets	28,849	28,788
Total goodwill and other intangible assets	$445,709	$463,290

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 30, 2017
Goodwill	$128,657	$183,199	$311,856
Accumulated impairment losses	(32,208)	(143)	(32,351)
Net goodwill balance as of December 30, 2017	$96,449	$183,056	$279,505

Goodwill acquired during the year	—	3,463	3,463
Impairment losses	(12,168)	—	(12,168)
Foreign currency translation adjustment	(12)	—	(12)

Balance as of December 29, 2018
Goodwill	128,645	186,662	315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	$84,269	$186,519	$270,788

Foreign currency translation adjustment	32	—	32

Balance as of December 28, 2019
Goodwill	128,677	186,662	315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	$84,301	$186,519	$270,820

The changes in goodwill in fiscal 2018 primarily relate to completed acquisitions in the hearth products segment, and impairment charges in the office furniture segment.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets (in thousands):

	December 28, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$40	$—	$40	$34	$6
Software	176,836	67,541	109,295	170,274	49,561	120,713
Trademarks and trade names	7,564	3,381	4,183	7,564	2,721	4,843
Customer lists and other	104,004	71,442	32,562	103,840	65,688	38,152
Net definite-lived intangible assets	$288,444	$142,404	$146,040	$281,718	$118,004	$163,714

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	2019	2018	2017
Capitalized software	$18,130	$17,109	$9,389
Other definite-lived intangibles	$6,275	$6,615	$6,989

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2020	2021	2022	2023	2024
Amortization expense	$23.8	$22.7	$19.7	$17.5	$16.5

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets (in thousands):

	December 28, 2019	December 29, 2018
Trademarks and trade names	$28,849	$28,788

The immaterial change in the indefinite-lived intangible assets balances shown above is related to foreign currency translation impacts. As a result of the required annual impairment assessment performed in the fourth quarter of 2019, the Corporation did not record any impairment charges related to indefinite-lived intangible assets, as the estimated fair values were significantly in excess of the respective carrying values.

Sale and License of an Intangible Asset
In the third quarter of 2017, the Corporation recorded a $6.0 million nonrecurring gain from the sale and license of an intangible asset, which had a zero carrying value. This nonrecurring gain is reflected in "Gain on sale, disposal, and license of assets, net" in the Consolidated Statements of Comprehensive Income.

Impairment Analysis
As a result of the required annual goodwill impairment assessment performed in the fourth quarter of 2019, the Corporation determined the fair value of its reporting units exceeded the respective carrying value and, therefore, no impairment of goodwill was recorded. The projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required for product enhancements, and other expectations about the anticipated short-

term and long-term operating results of the reporting units. For three reporting units in the office furniture segment, the concluded fair values included in the respective annual quantitative impairment test contain a higher degree of sensitivity to changes in estimates, and therefore an increased risk of future impairment charges, relative to the Corporation's other reporting units for which the estimated fair value is significantly in excess of the carrying value. These three reporting units have goodwill of $6.9 million, $7.5 million and $14.1 million, respectively, and an estimated fair value that exceeded carrying value by approximately 68 percent, 15 percent, and 11 percent, respectively.

The reporting unit that exceeded its carrying value by approximately 15 percent in the current year assessment recorded a goodwill impairment charge of $12.2 million pretax in 2018. In connection with the current year impairment assessment, the Corporation assumed a discount rate of 14 percent, near term growth rates ranging from 2 percent to 5.5 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $2.8 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $1.1 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the estimated fair value exceeding carrying value.

For the reporting unit that exceeded its carrying value by approximately 11 percent, the Corporation assumed a discount rate of 15 percent, near term growth rates ranging from 10 percent to 51 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $7.9 million decrease in the estimated fair value of the reporting unit. This scenario would result in the estimated fair value being below carrying value. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $1.8 million decrease in the estimated fair value of the reporting unit. This scenario would result in the estimated fair value exceeding carrying value.

Note 8. Long-Term Debt

Long-term debt is as follows (in thousands):

	December 28, 2019	December 29, 2018
Revolving credit facility with interest at a variable rate (December 28, 2019 - 2.8%; December 29, 2018 - 3.5%)	$75,000	$150,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	790	679
Deferred debt issuance costs	(561)	(645)
Total debt	175,229	250,034
Less: Current maturities of long-term debt	790	679
Long-term debt	$174,439	$249,355

Aggregate maturities of long-term debt are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Maturities of long-term debt	$790	$—	$—	$75,000	$—	$100,000

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at December 28, 2019 was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $116 million at December 28, 2019.

As of December 28, 2019, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.0 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 28, 2019, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of December 28, 2019 the debt issuance costs balance of $0.6 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of December 28, 2019, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 9. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows (in thousands):

	2019	2018	2017
Current:
Federal	$20,122	$15,663	$9,501
State	5,418	4,877	3,408
Foreign	662	936	789
Current provision	26,202	21,476	13,698
Deferred:
Federal	4,140	4,002	(35,914)
State	1,634	1,320	2,552
Foreign	235	(1,399)	378
Deferred provision	6,009	3,923	(32,984)
Total income tax expense	$32,211	$25,399	$(19,286)

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows (in thousands):

	2019	2018	2017
Federal statutory tax expense	$29,970	$24,943	$24,678
State taxes, net of federal tax effect	5,159	3,997	2,197
Credit for increasing research activities	(4,050)	(3,950)	(3,407)
Deduction related to domestic production activities	—	—	(1,537)
Valuation allowance	98	(1,141)	4,232
Federal rate adjustment to deferred taxes	—	—	(45,386)
Equity based compensation	639	(666)	(1,544)
Change in uncertain tax positions	(357)	766	(163)
Foreign income tax rate differential	596	124	2,094
Other – net	156	1,326	(450)
Total income tax expense	$32,211	$25,399	$(19,286)

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, the transition of United States international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of United States GAAP in the reporting period that includes December 22, 2017 in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Corporation determined as of the end of fiscal 2017, the $45.4 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.1 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 30, 2017. Additional work was necessary to complete a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Subsequent adjustments to these amounts, which were not material, were recorded to current tax expense in the third quarter of 2018 when the analysis was completed.

During the third quarter of 2019, the 2018 federal income tax return was completed resulting in a $0.3 million benefit related to a change in estimate of state income taxes, research and development credit and other items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred Taxes
Allowance for doubtful accounts	$746	$897
Compensation	7,243	6,419
Inventory differences	1,445	2,498
Marketing accrual	1,238	1,260
Stock-based compensation	7,680	8,456
Accrued post-retirement benefit obligations	6,287	5,500
Vacation accrual	2,687	2,783
Warranty accrual	3,842	3,761
Net operating loss carryforward	4,522	4,790
Capital loss carryforward	2,011	2,001
Lease liability	17,212	—
Other – net	8,916	11,413
Total deferred tax assets	$63,829	$49,778
Deferred income	(4,838)	(4,707)
Goodwill and other intangible assets	(54,951)	(52,468)
Prepaids	(6,867)	(6,536)
Right of use asset	(16,251)	—
Tax over book depreciation	(57,682)	(59,500)
Total deferred tax liabilities	$(140,589)	$(123,211)
Valuation allowance	(10,260)	(7,153)
Total net deferred tax liabilities	$(87,020)	$(80,586)

Long-term net deferred tax assets	176	1,569
Long-term net deferred tax liabilities	(87,196)	(82,155)
Total net deferred tax liabilities	$(87,020)	$(80,586)

The valuation allowance for deferred tax assets is as follows (in thousands):

	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended December 28, 2019	$7,153	$98	$3,009	$10,260
Year ended December 29, 2018	$8,664	$(839)	$(672)	$7,153
Year ended December 30, 2017	$4,159	$4,505	$—	$8,664

The current year increase in the valuation allowance of $3.1 million primarily relates to an increase of deferred tax assets related to foreign tax due to adjustments for prior tax years.

As of December 28, 2019, the Corporation had approximately $0.2 million of United States state tax net operating losses and $1.3 million of United States state tax credits, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Balance at beginning of period	$2,937	$2,524
Increases in positions taken in a prior period	14	262
Decreases in positions taken in a prior period	(127)	—
New positions taken in a current period	562	529
Decrease due to settlements	—	(9)
Decrease due to lapse of statute of limitations	(808)	(369)
Balance at end of period	$2,578	$2,937

The amount of unrecognized tax benefits, which would impact the Corporation's effective tax rate, if recognized, was $2.6 million as of December 28, 2019 and $2.9 million as of December 29, 2018.

As of December 28, 2019, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation.  It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognized interest accrued related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods.  Interest, penalties, and benefits recognized in the Consolidated Statements of Comprehensive Income were as follows (in thousands):

	2019	2018	2017
Interest, penalties, and (benefits)	$4	$92	$(25)

The Corporation recorded a liability for interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheets as follows (in thousands):

	December 28, 2019	December 29, 2018
Liability related to unrecognized tax benefits	$279	$275

Tax years 2016 through 2018 remain open for examination by the Internal Revenue Service ("IRS").  The Corporation is currently under examination in one state jurisdiction; however, years 2014 through 2018 remain open for examination in various state jurisdictions.

Under the Act, a corporation’s foreign earnings accumulated under legacy tax laws are deemed repatriated. There were approximately $37 million of accumulated earnings considered permanently reinvested in Hong Kong and Canada as of December 28, 2019. The Corporation believes the tax costs on accumulated unremitted foreign earnings would be approximately $0.02 million if the amounts were not considered permanently reinvested.

Note 10. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, and deferred stock-based compensation.  The marketable securities are comprised of money market funds, government securities, and corporate bonds.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 28, 2019
Cash and cash equivalents (including money market funds) (1)	$52,073	$52,073	$—	$—
Government securities (2)	$6,339	$—	$6,339	$—
Corporate bonds (2)	$6,323	$—	$6,323	$—
Derivative financial instruments (3)	$276	$—	$276	$—
Deferred stock-based compensation (4)	$7,503	$—	$7,503	$—

Balance as of December 29, 2018
Cash and cash equivalents (including money market funds) (1)	$76,819	$76,819	$—	$—
Government securities (2)	$7,384	$—	$7,384	$—
Corporate bonds (2)	$4,620	$—	$4,620	$—
Derivative financial instruments (3)	$3,797	$—	$3,797	$—
Deferred stock-based compensation (4)	$7,857	$—	$7,857	$—

The index below indicates the line item in the Consolidated Balance Sheets where the financial instruments are reported:

(1)     "Cash and cash equivalents"
(2)     Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3)     Current portion - "Prepaid expenses and other current assets"; Long-term portion - "Other Assets"
(4)     Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,188)	$(105)	$(5,167)	$1,460	$(5,000)
Other comprehensive income (loss) before reclassifications	1,219	(6)	(733)	714	1,194
Tax (expense) or benefit	—	(21)	270	(263)	(14)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	209	209
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(3,004)	(31)	3,531	1,488	1,984
Tax (expense) or benefit	—	7	(830)	(350)	(1,173)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(799)	(799)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	61	318	(2,254)	(1,739)	(3,614)
Tax (expense) or benefit	—	(67)	606	403	942
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(1,063)	(1,063)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)

Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In March 2016, the Corporation entered in to an interest rate swap transaction to hedge $150 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of the interest rate swap, the Corporation paid a fixed rate of 1.29 percent and received one month LIBOR on a $150 million notational value. In August 2019, the agreement governing this interest rate swap was terminated and the Corporation received cash proceeds of $0.5 million, the fair value of the interest rate swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Consolidated Statement of Cash Flows. The $0.5 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and will be amortized as an offset to interest expense through January 2021, the remaining term of the original interest rate swap agreement.

In August 2019, concurrent with the termination of the previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring August 2023. As of December 28, 2019, the fair value of the Corporation's interest rate swap asset was $0.3 million. The unrecognized change in value of the interest rate swap, which includes the unamortized gain on the termination of the 2016 interest rate swap, is reported net of tax as $0.5 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2019	2018	2017
Derivative financial instruments
Interest rate swap	Interest expense, net	$1,392	$1,045	$(330)
	Income tax expense	(329)	(246)	121
	Net of tax	$1,063	$799	$(209)

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

Common stock was issued under the Director Plans as follows:

	2019	2018	2017
Director Plan issued shares of common stock	37,269	27,745	27,196

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	2019	2018	2017
Dividends per common shares	$1.21	$1.17	$1.13

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

	2019	2018	2017
Shares of common stock issued	76,041	74,020	74,694
Average price per share	$30.67	$32.19	$35.22

An additional 593,223 shares were available for issuance under the 2017 MSPP as of December 28, 2019.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President, and CEO) annual salary and the average of the prior two years' bonuses.

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	2019	2018	2017
Shares repurchased	2,286,200	755,221	1,462,936
Average price per share	$36.70	$38.96	$40.25

Cash purchase price	$(83,907)	$(29,424)	$(58,887)
Purchases unsettled as of quarter end	374	354	1,382
Prior year purchases settled in current year	(354)	(1,382)	—
Shares repurchased per cash flow	$(83,887)	$(30,452)	$(57,505)

As of December 28, 2019, approximately $164.7 million of the Board's current repurchase authorization remained unspent.

Note 12. Stock-Based Compensation

Under the Corporation’s 2017 Stock-Based Compensation Plan (the "Plan"), effective May 9, 2017, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon shareholder approval of the Plan in May 2017, no future awards were granted under the Corporation’s 2007 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of December 28, 2019, there were approximately 2.1 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Restricted stock units awarded under the Plan are expensed ratably over the vesting period of the awards.  Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

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

Compensation cost charged against operations for the Plan and the 2017 MSPP described in "Note 11. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements was as follows (in thousands):

	2019	2018	2017
Compensation cost	$6,830	$7,317	$7,750

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows (in thousands):

	2019	2018	2017
Income tax benefit	$1,545	$1,582	$2,581

Stock-based compensation expense was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	2019	2018	2017
Expected term	5 years	5 years	6 years
Expected volatility (weighted-average)	33.86%	34.12%	38.07%
Expected dividend yield (weighted-average)	2.98%	2.97%	2.36%
Risk-free interest rate (weighted-average)	2.52%	2.66%	2.17%

Expected volatilities were based on historical volatility as the Corporation does not expect that future volatility over the expected term of the options is likely to differ from the past.  The Corporation used a calculation method based on the historical daily frequency for a period of time equal to the expected term. The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends.  The Corporation used historical exercise experience to determine the expected term.  The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options. The amount of stock-based compensation expense recognized during a period is also based on the portion of the stock options that are ultimately expected to vest. The Corporation estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	3,504,335	$31.68
Granted	537,795	46.61
Exercised	(446,817)	25.55
Forfeited or Expired	(33,029)	40.81
Outstanding as of December 30, 2017	3,562,284	$34.63
Granted	788,301	38.53
Exercised	(647,759)	26.28
Forfeited or Expired	(75,821)	38.36
Outstanding as of December 29, 2018	3,627,005	$36.89
Granted	637,763	39.64
Exercised	(921,900)	30.29
Forfeited or Expired	(120,143)	39.29
Outstanding as of December 28, 2019	3,222,725	$39.24

A summary of the Corporation’s non-vested stock options and changes during the year are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 29, 2018	2,001,418	$11.46
Granted	637,763	9.84
Vested	(920,133)	12.47
Forfeited	(116,475)	10.27
Non-vested as of December 28, 2019	1,602,573	$10.32

As of December 28, 2019, there was $3.1 million of unrecognized compensation cost net of estimated forfeitures related to non-vested stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.1 years.

Information about stock options expected to vest or currently exercisable is as follows:

	December 28, 2019
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value ($000s)
Expected to vest	1,484,810	$38.95	8.0	$1,597
Exercisable	1,620,152	$39.46	5.1	$3,901

Other information for the last three years is as follows (in thousands):

	2019	2018	2017
Total fair value of shares vested	$11,470	$7,204	$8,057
Total intrinsic value of options exercised	$5,981	$8,917	$7,270
Cash received from exercise of stock options	$27,926	$17,021	$11,418
Tax benefit realized from exercise of stock options	$1,353	$1,928	$2,423
Weighted-average grant-date fair value of options granted	$9.84	$9.72	$14.41

The Corporation has occasionally issued restricted stock units ("RSUs") to executives, managers, and key personnel.  The RSUs vest three years after the grant date.  No dividends are accrued on the RSUs.  The share-based compensation expense associated with the RSUs is based on the quoted market price of HNI Corporation shares on the date of grant less the discounted present value of dividends not received on the shares and is amortized using the straight-line method from the grant date through the vesting date.

The following table summarizes the changes in outstanding RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2016	60,500	$38.54
Granted	—	—
Vested	(18,500)	35.36
Forfeited	(5,000)	51.54
Outstanding as of December 30, 2017	37,000	$38.38
Granted	23,224	40.44
Vested	(12,000)	51.54
Forfeited	(2,500)	28.90
Outstanding as of December 29, 2018	45,724	$36.49
Granted	10,000	36.05
Vested	(24,823)	33.30
Forfeited	(9,289)	40.22
Outstanding as of December 28, 2019	21,612	$38.41

As of December 28, 2019, there was $0.4 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 1.0 year. The total value of shares vested was as follows (in thousands):

	2019	2018	2017
Value of shares vested	$827	$618	$654

The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented (in thousands):

	December 28, 2019	December 29, 2018
Current maturities of other long-term obligations	$850	$2,356
Other long-term liabilities	9,740	8,729
Total deferred compensation	$10,590	$11,085

Total fair-market value of deferred compensation	$7,503	$7,857

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

The Corporation's annual contribution to the plan is based on employee eligible earnings. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contribution (in thousands):

	2019	2018	2017
Stock contribution	$7,237	$7,174	$7,327
Cash contribution	21,171	21,413	23,834
Total annual contribution	$28,408	$28,587	$31,161

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

The following table sets forth the activity and reporting location of the benefit obligation and plan assets (in thousands):

	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$19,552	$22,933
Service cost	680	853
Interest cost	795	789
Benefits paid	(1,607)	(1,570)
Actuarial (gain) loss	2,398	(3,453)
Benefit obligation at end of year	$21,818	$19,552
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,607	1,570
Transferred out	—	—
Benefits paid	(1,607)	(1,570)
Fair value at end of year	$—	$—
Funded Status of Plan	$(21,818)	$(19,552)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,081	$1,057
Non-current liabilities	$20,737	$18,495

Amounts recognized in Accumulated Other Comprehensive Income (Loss) (before tax) consist of:
Actuarial (gain) loss	$2,384	$(14)

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$(14)	$3,565
Actuarial (gain) loss	2,398	(3,453)
Amortization of transition amount	—	(126)
Amount disclosed at end of year	$2,384	$(14)

Estimated future benefit payments are as follows (in thousands):

Fiscal 2020	$1,081
Fiscal 2021	$1,069
Fiscal 2022	$1,069
Fiscal 2023	$1,083
Fiscal 2024	$1,098
Fiscal 2025 – 2029	$5,933

Expected contributions are as follows (in thousands):

Fiscal 2020	$1,081

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2019	2018	2017
Discount rate	3.2%	4.2%	3.5%

The Corporation's payment for these benefits is a fixed subsidy per the plan; therefore, healthcare trend rates have no impact on the Corporation’s cost.  There were no funds designated as plan assets. A discount rate of 3.2 percent was used to determine net periodic benefit costs for 2020. The following table sets forth the components of net periodic benefit costs (in thousands):

2020
Service cost	$777
Interest cost	675
Amortization of net (gain) loss	20
Net periodic post-retirement benefit cost	$1,472

Note 15. Leases

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

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term.

As the rates implicit in its leases cannot be readily determined, the Corporation uses a secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Corporation uses separate discount rates for its United States operations and overseas operations.

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

Leases included in the Consolidated Balance Sheets consisted of the following (in thousands):

Classification	December 28, 2019
Assets
Right-of-use operating leases	$72,883
Right-of-use finance leases	2,129
Total Right-of-use operating / finance leases	$75,012

Liabilities
Current lease obligations - operating	$22,219
Current lease obligations - finance	563
Total Current lease obligations - operating / finance	22,782

Long-term lease obligations - operating	58,233
Long-term lease obligations - finance	1,581
Total Long-term lease obligations - operating / finance	59,814

Total lease obligations - operating / finance	$82,596

Approximately 86 percent of the value of the leased assets is for real estate. The remaining 14 percent of the value of the leased assets is for equipment.

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following (in thousands):

	Classification	2019
Operating lease costs
Fixed	Cost of sales	$1,803
	Selling and administrative expenses	24,149
Short-term / variable	Cost of sales	700
	Selling and administrative expenses	1,140
Finance lease costs
Amortization	Cost of sales, selling and administrative, and interest expense	480
Less: Sublease income		181
Total lease costs		$28,091

Maturity of lease liabilities as of December 28, 2019 is as follows (in thousands):

	Operating Leases (a)	Finance Leases (b)	Total
2020	$25,181	$630	$25,811
2021	18,597	602	19,199
2022	13,054	516	13,570
2023	10,006	436	10,442
2024	5,745	112	5,857
Thereafter	17,609	—	17,609
Total lease payments	90,192	2,296	92,488
Less: Interest	9,742	150	9,892
Present value of lease liabilities	$80,450	$2,146	$82,596

(a)
At this time there are no operating lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $0.2 million of legally binding minimum lease payments for operating leases signed but not yet commenced, which are excluded from operating lease liabilities.

(b)
At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $0.4 million of legally binding minimum lease payments for finance leases signed but not yet commenced, which are excluded from finance lease liabilities.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of December 28, 2019:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	4.1%	5.4
Finance leases	3.6%	4.0

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$26,446
Financing cash flows from finance leases	$419
Leased assets obtained in exchange for new operating / finance lease liabilities	$25,268

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

Presented below are the final disclosures utilizing ASC 840 treatment which was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2018:

Commitments for minimum rentals as of December 29, 2018 under non-cancelable leases were as follows (in thousands):

Operating Leases
2019	$24,387
2020	18,250
2021	13,324
2022	9,082
2023	6,228
Thereafter	10,469
Total minimum lease payments	$81,740

There were no capitalized leases as of December 29, 2018 and December 30, 2017.

Rent expense under ASC 840 was as follows (in thousands):

	2018	2017
Rent expense	$31,027	$32,158

There was no contingent rent expense under operating leases for the years 2018 and 2017.

As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million were reflected in "Proceeds from sale and license of property, plant, equipment, and intangibles" in the Consolidated Statements of Cash Flows in 2018. In accordance with ASC 840, the $5.1 million gain on the sale of the facility was deferred and was amortized as a reduction to rent expense evenly over the term of the lease. In accordance with the ASU No. 2016-02 adoption, the remaining unamortized deferred gain related to the sale-leaseback as of December 29, 2018 was recognized directly in "Retained earnings" in the Condensed Consolidated Balance Sheets in the first quarter of 2019 as a cumulative-effect adjustment as the Corporation transferred control of the asset.

Note 16. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $24 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $1 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

The aggregated office furniture segment manufactures and markets a broad line of commercial and home office furniture which includes panel-based and freestanding furniture systems, seating, storage, tables, and architectural products.  The hearth products segment manufactures and markets a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.

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

Reportable segment data reconciled to the Corporation's consolidated financial statements was as follows (in thousands):

	2019	2018	2017
Net Sales:
Office furniture	$1,697,186	$1,706,092	$1,660,723
Hearth products	549,761	551,803	515,159
Total	$2,246,947	$2,257,895	$2,175,882

Income Before Income Taxes:
Office furniture (a)	$103,894	$75,965	$50,176
Hearth products (b)	94,329	91,367	83,649
General corporate	(46,881)	(39,159)	(57,135)
Operating income	151,342	128,173	76,690
Interest expense, net	8,628	9,448	6,078
Total	$142,714	$118,725	$70,612

Depreciation and Amortization Expense:
Office furniture	$44,887	$44,303	$48,435
Hearth products	8,884	8,171	10,109
General corporate	23,656	22,314	14,328
Total	$77,427	$74,788	$72,872

Capital Expenditures (including capitalized software):
Office furniture	$41,137	$47,860	$79,458
Hearth products	12,225	8,854	17,356
General corporate	13,523	6,982	30,577
Total	$66,885	$63,696	$127,391

Identifiable Assets:
Office furniture	$874,913	$797,574	$821,767
Hearth products	364,653	352,060	347,189
General corporate	212,946	252,210	222,594
Total	$1,452,512	$1,401,844	$1,391,550

(a)
Included in operating profit for the office furniture segment are pretax charges of $2.4 million, $16.4 million, and $32.5 million, for restructuring and impairment charges in 2019, 2018, and 2017, respectively.

(b)	Included in operating profit for the hearth products segment are pretax charges of $1.2 million and $4.9 million for closing facilities in 2018 and 2017.

The Corporation's net sales by product category were as follows (in thousands):

	2019	2018	2017
Systems and storage	$951,965	$1,015,900	$1,069,518
Seating	583,245	598,722	536,501
Other	161,976	91,470	54,704
Hearth products	549,761	551,803	515,159
	$2,246,947	$2,257,895	$2,175,882

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

The following tables present certain unaudited quarterly financial information for each of the past eight quarters (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$479,456	$526,026	$625,386	$616,079
Cost of sales	309,842	333,437	387,715	382,192
Gross profit	169,614	192,589	237,671	233,887
Selling and administrative expenses	165,937	168,411	176,731	168,969
Restructuring and impairment charges	—	930	284	1,157
Operating income	3,677	23,248	60,656	63,761
Interest expense, net	2,111	2,480	2,205	1,833
Income before income taxes	1,566	20,768	58,451	61,928
Income tax expense	546	4,957	12,375	14,333
Net income	1,020	15,811	46,076	47,595
Less: Net income (loss) attributable to non-controlling interest	(2)	1	(2)	0
Net income attributable to HNI Corporation	$1,022	$15,810	$46,078	$47,595

Average number of common shares outstanding - basic	43,534	43,218	42,899	42,755
Net income attributable to HNI Corporation per common share – basic	$0.02	$0.37	$1.07	$1.11
Average number of common shares outstanding - diluted	44,089	43,634	43,186	43,137
Net income attributable to HNI Corporation per common share – diluted	$0.02	$0.36	$1.07	$1.10

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.4	36.6	38.0	38.0
Selling and administrative expenses	34.6	32.0	28.3	27.4
Restructuring and impairment charges	—	0.2	0.0	0.2
Operating income	0.8	4.4	9.7	10.3
Income tax expense	0.1	0.9	2.0	2.3
Net income attributable to HNI Corporation	0.2	3.0	7.4	7.7

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$505,069	$543,614	$611,120	$598,092
Cost of sales	328,150	342,744	377,789	374,174
Gross profit	176,919	200,870	233,331	223,918
Selling and administrative expenses	171,895	172,973	179,577	166,695
Restructuring and impairment charges	1,338	837	128	13,422
Operating income	3,686	27,060	53,626	43,801
Interest expense, net	2,224	2,629	2,522	2,073
Income before income taxes	1,462	24,431	51,104	41,728
Income tax expense (benefit)	(999)	5,835	11,197	9,366
Net income	2,461	18,596	39,907	32,362
Less: Net loss attributable to non-controlling interest	(49)	(1)	—	(1)
Net income attributable to HNI Corporation	$2,510	$18,597	$39,907	$32,363

Average number of common shares outstanding - basic	43,360	43,665	43,823	43,708
Net income attributable to HNI Corporation per common share – basic	$0.06	$0.43	$0.91	$0.74
Average number of common shares outstanding - diluted	44,134	44,290	44,679	44,311
Net income attributable to HNI Corporation per common share – diluted	$0.06	$0.42	$0.89	$0.73

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.0	37.0	38.2	37.4
Selling and administrative expenses	34.0	31.8	29.4	27.9
Restructuring and impairment charges	0.3	0.2	0.0	2.2
Operating income	0.7	5.0	8.8	7.3
Income tax expense (benefit)	(0.2)	1.1	1.8	1.6
Net income attributable to HNI Corporation	0.5	3.4	6.5	5.4