Form 10-Q
period 2020-03-28
HNI CORP
filed 2020-04-28
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	March 28, 2020	42,647,398

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 28, 2020 and March 30, 2019	3

	Condensed Consolidated Balance Sheets - March 28, 2020 and December 28, 2019	4

	Condensed Consolidated Statements of Equity - Three Months Ended March 28, 2020 and March 30, 2019	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 28, 2020 and March 30, 2019	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	30

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019

Net sales	$468,704	$479,456
Cost of sales	292,686	309,842
Gross profit	176,018	169,614
Selling and administrative expenses	167,085	165,937
Impairment charges	32,661	—
Operating income (loss)	(23,728)	3,677
Interest expense, net	1,811	2,111
Income (loss) before income taxes	(25,539)	1,566
Income taxes	(1,643)	546
Net income (loss)	(23,896)	1,020
Less: Net income (loss) attributable to non-controlling interest	(1)	(2)
Net income (loss) attributable to HNI Corporation	$(23,895)	$1,022

Average number of common shares outstanding – basic	42,628	43,534
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.56)	$0.02
Average number of common shares outstanding – diluted	42,628	44,089
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.56)	$0.02

Foreign currency translation adjustments	$(600)	$963
Change in unrealized gains (losses) on marketable securities, net of tax	59	90
Change in pension and post-retirement liability, net of tax	—	(1,185)
Change in derivative financial instruments, net of tax	(2,216)	(309)
Other comprehensive income (loss), net of tax	(2,757)	(441)
Comprehensive income (loss)	(26,653)	579
Less: Comprehensive loss attributable to non-controlling interest	(1)	(2)
Comprehensive income (loss) attributable to HNI Corporation	$(26,652)	$581

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	March 28, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$35,413	$52,073
Short-term investments	835	1,096
Receivables	235,617	278,124
Allowance for doubtful accounts	(5,170)	(3,559)
Inventories	170,522	163,465
Prepaid expenses and other current assets	44,170	37,635
Total Current Assets	481,387	528,834

Property, Plant, and Equipment:
Land and land improvements	29,776	29,394
Buildings	294,903	295,517
Machinery and equipment	579,958	581,225
Construction in progress	21,284	20,881
	925,921	927,017
Less accumulated depreciation	551,335	545,510
Net Property, Plant, and Equipment	374,586	381,507

Right-of-use Finance Leases	2,032	2,129

Right-of-use Operating Leases	71,625	72,883

Goodwill and Other Intangible Assets	418,770	445,709

Other Assets	21,499	21,450

Total Assets	$1,369,899	$1,452,512

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	March 28, 2020	December 28, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$338,954	$453,202
Current maturities of long-term debt	1,830	790
Current maturities of other long-term obligations	2,975	1,931
Current lease obligations - finance	577	564
Current lease obligations - operating	21,279	22,218
Total Current Liabilities	365,615	478,705

Long-Term Debt	228,460	174,439

Long-Term Lease Obligations - Finance	1,479	1,581

Long-Term Lease Obligations - Operating	57,585	58,233

Other Long-Term Liabilities	66,397	67,990

Deferred Income Taxes	98,708	87,196

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
March 28, 2020 – 42,647 shares; December 28, 2019 – 42,595 shares	42,647	42,595

Additional paid-in capital	28,086	19,799
Retained earnings	491,429	529,723
Accumulated other comprehensive income (loss)	(10,830)	(8,073)
Total HNI Corporation shareholders' equity	551,332	584,044

Non-controlling interest	323	324

Total Equity	551,655	584,368

Total Liabilities and Equity	$1,369,899	$1,452,512

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - March 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	(23,895)	—	(1)	(23,896)
Other comprehensive income (loss), net of tax	—	—	—	(2,757)	—	(2,757)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(46)	—	—	(46)
Cash dividends; $0.305 per share	—	—	(13,033)	—	—	(13,033)
Common shares – treasury:
Shares purchased	(187)	(4,365)	(1,189)	—	—	(5,741)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	239	12,652	—	—	—	12,891
Balance, March 28, 2020	$42,647	$28,086	$491,429	$(10,830)	$323	$551,655

	Three Months Ended - March 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	1,022	—	(2)	1,020
Other comprehensive income (loss), net of tax	—	—	—	298	—	298
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.295 per share	—	—	(12,872)	—	—	(12,872)
Common shares – treasury:
Shares purchased	(647)	(16,948)	(7,090)	—	—	(24,685)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	404	14,828	—	—	—	15,232
Balance, March 30, 2019	$43,339	$15,921	$489,707	$(4,040)	$324	$545,251

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Cash Flows From (To) Operating Activities:
Net income	$(23,896)	$1,020
Non-cash items included in net income:
Depreciation and amortization	19,487	19,040
Other post-retirement and post-employment benefits	364	369
Stock-based compensation	4,358	2,451
Reduction in carrying amount of right-of-use assets	5,599	5,559
Deferred income taxes	12,258	1,119
Impairment of goodwill and intangible assets	32,661	—
Other – net	(2,252)	2,038
Net increase (decrease) in operating assets and liabilities, net of divestitures	(81,573)	(55,038)
Increase (decrease) in other liabilities	(312)	(4,832)
Net cash flows from (to) operating activities	(33,306)	(28,274)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(8,488)	(17,575)
Proceeds from sale of property, plant, and equipment	49	68
Capitalized software	(4,671)	(1,521)
Acquisition spending, net of cash acquired	(9,321)	—
Purchase of investments	(1,456)	—
Sales or maturities of investments	996	450
Net cash flows from (to) investing activities	(22,891)	(18,578)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(15,000)	(606)
Proceeds from long-term debt	70,129	46,897
Dividends paid	(13,033)	(12,872)
Purchase of HNI Corporation common stock	(5,839)	(23,869)
Proceeds from sales of HNI Corporation common stock	722	5,413
Other – net	2,558	2,942
Net cash flows from (to) financing activities	39,537	17,905

Net increase (decrease) in cash and cash equivalents	(16,660)	(28,947)
Cash and cash equivalents at beginning of period	52,073	76,819
Cash and cash equivalents at end of period	$35,413	$47,872

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 28, 2019 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 28, 2020 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2021.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by sales channel and by segment is as follows (in thousands):

		Three Months Ended
	Segment	March 28, 2020	March 30, 2019
Supplies-driven channel	Office furniture	$175,925	$176,693
Contract channel	Office furniture	162,461	176,818
Hearth	Hearth products	130,318	125,945
Net sales		$468,704	$479,456

Sales by channel type are subject to similar economic factors and market conditions regardless of the channel under which the product is sold. See “Note 16. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

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

Contract assets and contract liabilities were as follows (in thousands):

	March 28, 2020	December 28, 2019
Trade receivables (1)	$235,617	$278,124
Contract assets (current) (2)	$872	$857
Contract assets (long-term) (3)	$2,521	$2,700
Contract liabilities (4)	$38,028	$54,972

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the three months ended March 28, 2020 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra-revenue	$(164)	$—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(24,610)
Contract liabilities paid	—	39,064
Cash received in advance and not recognized as revenue	—	(19,220)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	21,710
Net change	$(164)	$16,944

Changes in contract asset and contract liability balances during the three months ended March 30, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra-revenue	$(82)	$—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(28,567)
Contract liabilities paid	—	41,368
Cash received in advance and not recognized as revenue	—	(24,185)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	25,113
Net change	$(82)	$13,729

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three months ended March 28, 2020 that was included in the December 28, 2019 contract liabilities balance was $8.6 million.

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

Note 3. Acquisitions and Divestitures

During the first quarter, the Corporation acquired two small hearth companies, in January 2020 and March 2020. Both transactions were asset acquisitions and were consummated entirely in cash. The aggregate purchase price was approximately $10 million, and the preliminary allocation includes $8.9 million of goodwill, which is tax deductible. The remaining assets and liabilities acquired are not material. The Corporation will finalize the allocation of the purchase price during 2020 based on the final purchase price and any adjustments required over the remaining measurement period.

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 28, 2020	December 28, 2019

Finished products	$128,584	$118,633
Materials and work in process	72,632	75,526
Last-in, first-out ("LIFO") allowance	(30,694)	(30,694)
Total inventories	$170,522	$163,465

Inventory valued by the LIFO costing method	72%	65%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
Goodwill	$258,174	$270,820
Definite-lived intangible assets	133,996	146,040
Indefinite-lived intangible assets	26,600	28,849
Total goodwill and other intangible assets	$418,770	$445,709

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Office Furniture	Hearth Products	Total
Balance as of December 28, 2019
Goodwill	$128,677	$186,662	$315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	84,301	186,519	270,820

Goodwill acquired	—	8,935	8,935
Impairment losses	(21,607)	—	(21,607)
Foreign currency translation adjustment	26	—	26

Balance as of March 28, 2020
Goodwill	128,703	195,597	324,300
Accumulated impairment losses	(65,983)	(143)	(66,126)
Net goodwill balance as of March 28, 2020	$62,720	$195,454	$258,174

See "Note 3. Acquisitions and Divestitures" for additional information regarding goodwill acquired in the current period; see Impairment Analysis section below for additional information regarding goodwill impairment recorded in the current period.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	March 28, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$40	$40	$—	$40	$40	$—
Software	179,560	72,046	107,514	176,836	67,541	109,295
Trademarks and trade names	6,564	3,134	3,430	7,564	3,381	4,183
Customer lists and other	90,239	67,187	23,052	104,004	71,442	32,562
Net definite-lived intangible assets	$276,403	$142,407	$133,996	$288,444	$142,404	$146,040

At the end of the first quarter of 2020, the Corporation recorded impairment charges of $0.6 million and $8.2 million related to definite-lived tradenames and customer lists, respectively, in the office furniture segment. See Impairment Analysis section below for additional information.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Capitalized software	$4,550	$4,595
Other definite-lived intangibles	$1,523	$1,574

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2020	2021	2022	2023	2024
Amortization expense	$23.3	$22.1	$19.0	$16.4	$15.1

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	March 28, 2020	December 28, 2019
Trademarks and trade names	$26,600	$28,849

At the end of the first quarter of 2020, the Corporation recorded an impairment charge of $2.3 million related to an indefinite-lived tradename in the office furniture segment. See Impairment Analysis section below for additional information. The remaining immaterial change in the indefinite-lived intangible assets balances shown above is related to foreign currency translation impacts.

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist. At the end of the first quarter of 2020, the Corporation determined that a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill, indefinite-lived intangible assets, and long-lived asset groups related to three reporting units in the office furniture segment. This determination was made considering the reduced sales and profitability projections for these reporting units, driven by the COVID-19 pandemic and related economic disruption. Management also considered the relative difference between the fair values and carrying values of the respective reporting units and indefinite-lived intangible assets in the most recent annual test performed during the fourth quarter of 2019. For the Corporation's remaining reporting units, management determined that the likelihood of the current fair value being less than the current carrying value was remote, and thus no quantitative impairment testing was performed.

As a result of the long-lived asset impairment testing, it was determined the carrying value of one long-lived asset group was not recoverable based on an analysis of the undiscounted estimated future cash flows of the group. Consequently, the Corporation recorded charges of $0.6 million and $8.2 million to fully impair the carrying values of a definite-lived tradename and customer list, respectively, within this asset group.

As a result of the indefinite-lived intangible asset impairment testing, it was determined the carrying value of one of the Corporation's indefinite-lived tradenames exceeded the estimated fair value. Therefore, a $2.3 million impairment charge was recorded to reduce the carrying value to estimated fair value of $5.3 million. The fair value of this tradename is considered a Level 3 measurement which utilizes a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved include the estimated near-term revenue growth (ranging from -28 percent to +12 percent), long-term growth rate (3 percent), royalty rate (2 percent), and discount rate (16 percent).

For the goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approach. Projections used in the impairment models reflected management's assumptions regarding revenue growth rates, economic and market trends including deterioration from the current COVID-19 pandemic, cost structure, investments required for product enhancements, and other expectations about the anticipated short-term and long-term operating results of the reporting units. As a result of the impairment testing, two reporting units were determined to have carrying values in excess of their fair values, resulting in goodwill impairment charges of $14.1 million and $7.5 million, respectively. These two reporting units have no remaining goodwill. The third reporting unit, which has goodwill of $6.9 million, was determined to have a fair value that exceeded carrying value by approximately 21 percent. For this reporting unit, the Corporation assumed a discount rate of 15.5 percent, near-term growth rates ranging from -24 percent to +17 percent, and a terminal growth rate of 4 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $3.7 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would result in a $1.9 million decrease in the estimated fair value of the reporting unit. Both of these scenarios individually would result in the estimated fair value exceeding the carrying value.

All impairment charges described above are reflected in "Impairment charges" in the Condensed Consolidated Statements of Comprehensive Income.

Note 6.  Product Warranties

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of period	$15,865	$15,450
Accruals for warranties issued during period	4,778	5,718
Adjustments related to pre-existing warranties	514	89
Settlements made during the period	(4,936)	(5,746)
Balance at end of period	$16,221	$15,511

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	March 28, 2020	December 28, 2019
Current - in the next twelve months	$8,280	$7,940
Long-term - beyond one year	7,941	7,925
Total	$16,221	$15,865

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	March 28, 2020	December 28, 2019
Revolving credit facility with interest at a variable rate (March 28, 2020 - 2.0%; December 28, 2019 - 2.8%)	$129,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	1,830	790
Deferred debt issuance costs	(540)	(561)
Total debt	230,290	175,229
Less: Current maturities of long-term debt	1,830	790
Long-term debt	$228,460	$174,439

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at March 28, 2020 was $129 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $125 million at March 28, 2020.

As of March 28, 2020, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.9 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of March 28, 2020, there was $129 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $321 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of March 28, 2020, the debt issuance costs balance of $0.5 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of March 28, 2020, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Income (loss) before income taxes	$(25,539)	$1,566
Income taxes	$(1,643)	$546
Effective tax rate	6.4%	34.8%

The Corporation's effective tax rate was lower in the three months ended March 28, 2020 compared to the same period last year primarily due to lower current quarter income and lower expected income due to the COVID-19 pandemic, resulting in a greater benefit from tax credits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic crisis. The CARES Act contains provisions relating to refundable payroll tax credits, deferment of certain social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Corporation is currently evaluating the impact of this legislation on its consolidated financial position, results of operations, and cash flows and does not estimate a material impact; however, future evaluation and planning may result in a material benefit.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of March 28, 2020
Cash and cash equivalents (including money market funds) (1)	$35,413	$35,413	$—	$—
Government securities (2)	$6,797	$—	$6,797	$—
Corporate bonds (2)	$6,395	$—	$6,395	$—
Derivative financial instruments - liability (4)	$2,504	$—	$2,504	$—
Deferred stock-based compensation (5)	$5,065	$—	$5,065	$—

Balance as of December 28, 2019
Cash and cash equivalents (including money market funds) (1)	$52,073	$52,073	$—	$—
Government securities (2)	$6,339	$—	$6,339	$—
Corporate bonds (2)	$6,323	$—	$6,323	$—
Derivative financial instruments - asset (3)	$276	$—	$276	$—
Deferred stock-based compensation (5)	$7,503	$—	$7,503	$—

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
(5)     Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	(600)	75	—	(2,756)	(3,281)
Tax (expense) or benefit	—	(16)	—	648	632
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(108)	(108)
Balance as of March 28, 2020	$(3,512)	$154	$(5,762)	$(1,710)	$(10,830)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	963	114	—	(527)	550
Tax (expense) or benefit	—	(24)	—	124	100
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(352)	(352)
Balance as of March 30, 2019	$(2,010)	$(66)	$(4,114)	$2,150	$(4,040)
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

In August 2019, concurrent with the termination of the previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring August 2023.  As of March 28, 2020, the fair value of the Corporation's interest rate swap liability was $2.5 million. The unrecognized change in value of the interest rate swap, which includes the unamortized gain on the termination of the 2016 interest rate swap, is reported net of tax as $(1.7) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	March 28, 2020	March 30, 2019
Derivative financial instruments
Interest rate swap	Interest expense, net	$114	$460
	Income tax expense	(6)	(108)
	Net of tax	$108	$352

Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Three Months Ended
	March 28, 2020	March 30, 2019
Dividends per common share	$0.305	$0.295

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Shares repurchased	186,700	647,290
Average price per share	$30.75	$38.14

Cash purchase price	$(5,741)	$(24,685)
Purchases unsettled as of quarter end	276	1,170
Prior year purchases settled in current year	(374)	(354)
Shares repurchased per cash flow	$(5,839)	$(23,869)

As of March 28, 2020, approximately $158.9 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent. In its COVID-19 response update on April 6th, the Corporation announced plans to temporarily suspend share repurchase activity to support free cash flow.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$(23,895)	$1,022
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,628	43,534
Potentially dilutive shares from stock-based compensation plans	—	555
Denominator for diluted EPS	42,628	44,089
Earnings per share – basic	$(0.56)	$0.02
Earnings per share – diluted	$(0.56)	$0.02

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Common stock equivalents excluded because their inclusion would be anti-dilutive	2,841	1,937

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees' requisite service periods. However, expense related to performance stock units is adjusted for the probability that the Corporation will perform within an established target range of cumulative profitability over a multi-year period. The Corporation has not accrued compensation expense for performance stock units granted to date, based on the current determination that it is not probable that the minimum cumulative profitability target will be achieved.

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Compensation cost	$4,358	$2,451

The options and units granted by the Corporation had fair values as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock options	$—	$6,211
Restricted stock units	$5,777	$361
Performance stock units	$5,777	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and restricted stock units as of March 28, 2020:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$2,173	1.2
Non-vested restricted stock units	$2,632	0.9

Note 13.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Service cost	$195	$170
Interest cost	169	199
Net periodic post-retirement benefit cost	$364	$369

Note 14.  Recently Adopted Accounting Standards

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

The Corporation adopted Topic 326 in the first quarter of fiscal 2020 using a modified retrospective transition approach. The adoption resulted in a cumulative effect decrease to retained earnings of $0.1 million to reflect a change in the allowance for doubtful accounts. Additionally, Topic 326 requires the allowance for doubtful accounts balance (contra-asset) to be presented separately in the Condensed Consolidated Balance Sheets. No other financial statement line items were materially impacted by the adoption.

The Corporation's allowance for doubtful accounts is developed based on several factors, including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. The adoption of Topic 326 did not significantly impact the Corporation's accounting policies or estimation methods related to the allowance for doubtful accounts.

Topic 326 also introduced new accounting and reporting requirements related to available-for-sale debt securities, including consideration of whether an allowance for credit losses should be established. The Corporation has determined that such an allowance is not required with respect to its available-for-sale debt security portfolio. See "Note 9. Fair Value Measurements" for fair value information of the Corporation's available-for-sale debt securities and where such are recorded in the Condensed Consolidated Balance Sheets. The amortized cost of this portfolio was $13.0 million and $12.5 million as of March 28, 2020 and December 28, 2019, respectively. Immaterial amounts of accrued interest receivable related to the Corporation's portfolio are recorded in "Prepaid expenses and other current assets" and "Other assets".

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Sales:
Office furniture	$338,386	$353,511
Hearth products	130,318	125,945
Total	$468,704	$479,456

Income (Loss) Before Income Taxes:
Office furniture	$(33,231)	$(1,731)
Hearth products	20,671	17,609
General corporate	(11,168)	(12,201)
Operating income (loss)	(23,728)	3,677
Interest expense, net	1,811	2,111
Total	$(25,539)	$1,566

Depreciation and Amortization Expense:
Office furniture	$11,332	$11,060
Hearth products	2,306	2,056
General corporate	5,849	5,924
Total	$19,487	$19,040

Capital Expenditures (including capitalized software):
Office furniture	$7,101	$10,319
Hearth products	2,973	4,998
General corporate	3,085	3,779
Total	$13,159	$19,096

	As of March 28, 2020	As of December 28, 2019
Identifiable Assets:
Office furniture	$785,063	$874,913
Hearth products	376,862	364,653
General corporate	207,974	212,946
Total	$1,369,899	$1,452,512

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

Consolidated net sales for the first quarter of 2020 decreased 2.2 percent compared to the prior-year quarter.  The change was driven by a decrease in the office furniture segment partially offset by an increase in the hearth products segment. Included in the sales results for the hearth products segment was a $1.1 million impact from acquiring small hearth products businesses.

Net loss attributable to the Corporation in the first quarter of 2020 was $23.9 million compared to net income of $1.0 million in the first quarter of 2019. The change was primarily driven by $37.7 million of impairments and costs related to the COVID-19 pandemic and related economic disruption. Aside from these charges, the business results improved compared to the prior-year quarter primarily due to price realization, net productivity, and lower core SG&A spend, partially offset by lower office furniture volume and increased tariff expense.

Impact of COVID-19 Pandemic Crisis

The COVID-19 pandemic crisis has adversely impacted the Corporation's financial performance for the quarter and is expected to have an adverse impact on the results of the Corporation's operations in future periods. The extent to which the Corporation's operations may be impacted by the COVID-19 pandemic crisis will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic.

The Corporation's primary focus continues to be the health and safety of its members. The Corporation has implemented workplace health and safety measures consistent with guidelines from the Centers for Disease Control and Prevention and is taking strong measures to create social distancing and keep members safe. All members able to work remotely are currently doing so. In addition, the Corporation has reorganized production facilities to protect members and increased the frequency and depth of cleanings, among other measures. To support local communities and health providers, the Corporation is producing, donating, and supporting the production of personal protective equipment (PPE) to first responders, healthcare systems, and hospitals utilizing HNI’s facilities in Iowa, New York, and North Carolina. These efforts include the manufacture of washable cloth facemasks, washable cloth facemask coverings, and washable and disposable protective gowns. Further, the Corporation is loaning equipment processing time to support local vendors’ PPE production efforts.

The Corporation has implemented a number of measures to reduce operating costs, lower capital expenditures, and maintain liquidity. These actions include temporarily suspending the Corporation's share repurchase activity, furloughing its members to better match staffing levels with demand activity, and reducing the Corporation's capital expenditure budget.  Base salaries for salaried exempt members were reduced by 10 percent, executive base salaries were reduced by 15 percent, and the CEO base salary was reduced by 25 percent. In addition, the Corporation's Board of Directors reduced its cash and equity retainers by 25 percent. The reductions in salaries and Board of Directors compensation will be reassessed in six months. The Corporation continues to evaluate further measures to manage costs.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic crisis. The CARES Act contains provisions relating to refundable payroll tax credits, deferment of certain social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Corporation is currently evaluating the impact of this legislation on its consolidated financial position, results of operations, and cash flows.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
Net sales	$468,704	$479,456	(2.2%)
Cost of sales	292,686	309,842	(5.5%)
Gross profit	176,018	169,614	3.8%
Selling and administrative expenses	167,085	165,937	0.7%
Impairment charges	32,661	—	NM
Operating income (loss)	(23,728)	3,677	NM
Interest expense, net	1,811	2,111	(14.2%)
Income (loss) before income taxes	(25,539)	1,566	NM
Income taxes	(1,643)	546	NM
Net loss attributable to non-controlling interest	(1)	(2)	50.0%
Net income (loss) attributable to HNI Corporation	$(23,895)	$1,022	NM

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	37.6	35.4	220	bps
Selling and administrative expenses	35.6	34.6	100	bps
Impairment charges	7.0	—
Operating income (loss)	(5.1)	0.8	-590	bps
Income taxes	(0.4)	0.1	-50	bps
Net income (loss) attributable to HNI Corporation	(5.1)	0.2	-530	bps

Net Sales

Consolidated net sales for the first quarter of 2020 decreased 2.2 percent compared to the same quarter last year. The change was driven by a decrease in the office furniture segment partially offset by an increase in the hearth products segment. Included in the sales results for the hearth products segment was a $1.1 million impact from acquiring small hearth products businesses.

Gross Profit

Gross profit as a percentage of net sales increased 220 basis points in the first quarter of 2020 compared to the same quarter last year primarily driven by price realization and net productivity, partially offset by lower office furniture volume and increased tariff expense.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 100 basis points in the first quarter of 2020 compared to the same quarter last year due to $5.0 million of one-time costs related to the COVID-19 pandemic. Lower office furniture volume was fully offset by lower core SG&A spend and reduced variable compensation.

Impairment Charges

In the first quarter of 2020, the Corporation recorded $32.7 million of impairment charges on goodwill and intangible assets related to the COVID-19 pandemic and related economic disruption.

Operating Income (Loss)

In the first quarter of 2020, operating loss was $23.7 million compared to operating income of $3.7 million in the same quarter last year. The change was primarily driven by $37.7 million of impairments and costs related to the COVID-19 pandemic and related economic disruption. Aside from these charges, the business results improved compared to the prior-year quarter primarily due to price realization, net productivity, and lower core SG&A spend, partially offset by lower office furniture volume and increased tariff expense.

Interest Expense, Net

Interest expense, net for the first quarter of 2020 was $1.8 million, compared to $2.1 million in the same quarter last year.

Income Taxes

The Corporation's income tax provision for the first quarter of 2020 was a benefit of $1.6 million on loss before taxes of $25.5 million, or an effective tax rate of 6.4 percent. For the first quarter of 2019, the Corporation's income tax provision was an expense of $0.5 million on income before taxes of $1.6 million, or an effective tax rate of 34.8 percent. The Corporation's effective tax rate was lower in the three months ended March 28, 2020 compared to the same period last year primarily due to lower current quarter income and lower expected income due to the COVID-19 pandemic, resulting in a greater benefit from tax credits. Refer to "Note 8. Income Taxes" for further information.

Net Income (Loss) Attributable to HNI Corporation

Net loss attributable to the Corporation was $23.9 million, or $0.56 per diluted share in the first quarter of 2020, compared to net income attributable to the Corporation of $1.0 million or $0.02 per diluted share in the first quarter of 2019.

Office Furniture

The following table presents certain key highlights from the results of operations in the office furniture segment (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
Net sales	$338,386	$353,511	(4.3%)
Operating loss	$(33,231)	$(1,731)	NM
Operating loss %	(9.8%)	(0.5%)	-930	bps

First quarter 2020 net sales for the office furniture segment decreased 4.3 percent compared to the same quarter last year.

Operating loss as a percentage of net sales decreased 930 basis points in the first quarter of 2020 compared to the same quarter last year. The office furniture segment recorded charges of $32.7 million related to the impairment of goodwill and intangible assets and $3.4 million of other costs related to the COVID-19 pandemic and related economic disruption. Aside from these charges, the office furniture segment results improved compared to the prior-year quarter driven by price realization, net productivity, and lower core SG&A spend, partially offset by lower volume and higher tariff expense.

Hearth Products

The following table presents certain key highlights from the results of operations in the hearth products segment (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
Net sales	$130,318	$125,945	3.5%
Operating profit	$20,671	$17,609	17.4%
Operating profit %	15.9%	14.0%	190	bps

First quarter 2020 net sales for the hearth products segment increased 3.5 percent compared to the same quarter last year. Included in the sales results was a $1.1 million impact from acquiring small hearth products businesses.

Operating profit as a percentage of net sales increased 190 basis points in the first quarter of 2020 compared to the same quarter last year. The increase was primarily driven by price realization and higher volume, partially offset by increased tariff expense.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $321 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a use of $33.3 million of cash in the first three months of 2020 compared to a use of $28.3 million of cash in the first three months of 2019. An increase in seasonal outflows of annual payments drove a decrease in working capital balance changes.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of 2020 were $13.2 million compared to $19.1 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2020, capital expenditures are now expected to be approximately $35 million.

Current year investing activities also include acquisition spending for small hearth products companies.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended
	March 28, 2020	March 30, 2019
Dividends per common share	$0.305	$0.295

During the first quarter, the Board declared the regular quarterly cash dividend on February 12, 2020. The dividend was paid on March 2, 2020 to shareholders of record on February 24, 2020. This was a 3.4 percent per share increase over the comparable prior year quarterly dividend paid on March 4, 2019.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. In its COVID-19 response update on April 6th, the Corporation announced plans to temporarily suspend share repurchase activity to support free cash flow. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first three months of 2020.

Commitments and Contingencies

See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Recently Issued Accounting Standards Not Yet Adopted

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

Looking Ahead

Management anticipates near-term challenges in both volume and profit levels as the Corporation navigates the COVID-19 pandemic and related economic disruption. Management remains optimistic about the long-term prospects in the office furniture and hearth markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A of this report.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the duration and scope of the COVID-19 pandemic and its effect on people and the economy; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; impacts of tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A of this report, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 28, 2020, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of March 28, 2020, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

The Corporation’s financial condition and results of operation have been and are expected to continue to be adversely affected by the recent coronavirus outbreak.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, the COVID-19 pandemic has surfaced in nearly all regions around the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant economic disruption both globally and in the United States. Such economic disruption has resulted and is expected to continue to result in a decrease in demand for office furniture and hearth products, and in turn negatively impact, possibly materially, the Corporation’s business, sales, financial condition and results of operations. Other impacts of the COVID-19 pandemic may include, but are not limited to:

•
disruptions to our manufacturing facilities and distribution centers, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;

•	the inability or impairment of independent dealers, wholesalers, and office product distributors to sell the Corporation’s products; and

•	adverse impacts to the Corporation's supply chain, which may increase operating costs and result in supply disruptions.

In addition, the impact of the COVID-19 pandemic on the Corporation’s members could adversely impact the Corporation’s sales and operations. At this point, the extent to which the COVID-19 pandemic will continue to impact the Corporation’s results is uncertain and depends on future developments, which are highly uncertain, cannot be predicted and could be material.
Outside of the COVID-19 pandemic, there have been no additional material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
12/29/19 – 01/25/20	35,200	$37.37	35,200	$163,362,140
01/26/20 – 02/22/20	38,100	$37.84	38,100	$161,920,456
02/23/20 – 03/28/20	113,400	$26.31	113,400	$158,936,908
Total	186,700		186,700
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

•
No repurchase plans expired or were terminated during the first quarter of 2020, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. In its COVID-19 response update on April 6th, the Corporation announced plans to temporarily suspend share repurchase activity to support free cash flow.

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: April 28, 2020	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer