Form 10-Q
period 2020-06-27
HNI CORP
filed 2020-07-28
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	June 27, 2020	42,675,458

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Six Months Ended June 27, 2020 and June 29, 2019	3

	Condensed Consolidated Balance Sheets - June 27, 2020 and December 28, 2019	4

	Condensed Consolidated Statements of Equity - Three and Six Months Ended June 27, 2020 and June 29, 2019	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 27, 2020 and June 29, 2019	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	31

Signatures		32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net sales	$417,456	$526,026	$886,161	$1,005,482
Cost of sales	266,551	333,437	559,238	643,279
Gross profit	150,905	192,589	326,923	362,203
Selling and administrative expenses	136,063	168,411	303,148	334,348
Impairment and restructuring charges	—	930	32,661	930
Operating income (loss)	14,842	23,248	(8,886)	26,925
Interest expense, net	1,943	2,480	3,754	4,591
Income (loss) before income taxes	12,899	20,768	(12,640)	22,334
Income taxes	345	4,957	(1,299)	5,503
Net income (loss)	12,554	15,811	(11,341)	16,831
Less: Net income (loss) attributable to non-controlling interest	(2)	1	(2)	(1)
Net income (loss) attributable to HNI Corporation	$12,556	$15,810	$(11,339)	$16,832

Average number of common shares outstanding – basic	42,640	43,218	42,634	43,376
Net income (loss) attributable to HNI Corporation per common share – basic	$0.29	$0.37	$(0.27)	$0.39
Average number of common shares outstanding – diluted	42,929	43,634	42,634	43,860
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.29	$0.36	$(0.27)	$0.38

Foreign currency translation adjustments	$45	$(333)	$(555)	$630
Change in unrealized gains (losses) on marketable securities, net of tax	244	126	302	216
Change in pension and post-retirement liability, net of tax	—	—	—	(1,185)
Change in derivative financial instruments, net of tax	(283)	(1,327)	(2,499)	(1,636)
Other comprehensive income (loss), net of tax	6	(1,534)	(2,752)	(1,975)
Comprehensive income (loss)	12,560	14,277	(14,093)	14,856
Less: Comprehensive income (loss) attributable to non-controlling interest	(2)	1	(2)	(1)
Comprehensive income (loss) attributable to HNI Corporation	$12,562	$14,276	$(14,091)	$14,857
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	June 27, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$26,204	$52,073
Short-term investments	2,310	1,096
Receivables	208,795	278,124
Allowance for doubtful accounts	(5,778)	(3,559)
Inventories	156,647	163,465
Prepaid expenses and other current assets	42,816	37,635
Total Current Assets	430,994	528,834

Property, Plant, and Equipment:
Land and land improvements	29,750	29,394
Buildings	294,238	295,517
Machinery and equipment	568,265	581,225
Construction in progress	22,630	20,881
	914,883	927,017
Less accumulated depreciation	546,036	545,510
Net Property, Plant, and Equipment	368,847	381,507

Right-of-use Finance Leases	2,282	2,129

Right-of-use Operating Leases	76,614	72,883

Goodwill and Other Intangible Assets	416,317	445,709

Other Assets	20,309	21,450

Total Assets	$1,315,363	$1,452,512
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	June 27, 2020	December 28, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$334,719	$453,202
Current maturities of long-term debt	—	790
Current maturities of other long-term obligations	2,953	1,931
Current lease obligations - finance	654	564
Current lease obligations - operating	23,266	22,218
Total Current Liabilities	361,592	478,705

Long-Term Debt	183,481	174,439

Long-Term Lease Obligations - Finance	1,639	1,581

Long-Term Lease Obligations - Operating	60,761	58,233

Other Long-Term Liabilities	67,337	67,990

Deferred Income Taxes	87,484	87,196

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
June 27, 2020 – 42,675 shares; December 28, 2019 – 42,595 shares	42,675	42,595

Additional paid-in capital	29,988	19,799
Retained earnings	490,909	529,723
Accumulated other comprehensive income (loss)	(10,825)	(8,073)
Total HNI Corporation shareholders' equity	552,747	584,044

Non-controlling interest	322	324

Total Equity	553,069	584,368

Total Liabilities and Equity	$1,315,363	$1,452,512
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - June 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 28, 2020	$42,647	$28,086	$491,429	$(10,830)	$323	$551,655
Comprehensive income:
Net income (loss)	—	—	12,556	—	(2)	12,554
Other comprehensive income (loss), net of tax	—	—	—	6	—	6
Dividends payable	—	—	(70)	—	—	(70)
Cash dividends; $0.305 per share	—	—	(13,006)	—	—	(13,006)
Common shares – treasury:
Shares purchased	(28)	(622)	—	—	—	(650)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	56	2,524	—	—	—	2,580
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069

	Six Months Ended - June 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	(11,339)	—	(2)	(11,341)
Other comprehensive income (loss), net of tax	—	—	—	(2,752)	—	(2,752)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends Payable	—	—	(116)	—	—	(116)
Cash dividends; $0.610 per share	—	—	(26,040)	—	—	(26,040)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	294	15,177	—	—	—	15,471
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069

	Three Months Ended - June 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 30, 2019	$43,339	$15,921	$489,707	$(4,040)	$324	$545,251
Comprehensive income:
Net income (loss)	—	—	15,810	—	1	15,811
Other comprehensive income (loss), net of tax	—	—	—	(1,534)	—	(1,534)
Cash dividends; $0.305 per share	—	—	(13,203)	—	—	(13,203)
Common shares – treasury:
Shares purchased	(929)	(14,274)	(17,795)	—	—	(32,998)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	465	15,717	—	—	—	16,182
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509

	Six Months Ended - June 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	16,832	—	(1)	16,831
Other comprehensive income (loss), net of tax	—	—	—	(1,236)	—	(1,236)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.600 per share	—	—	(26,075)	—	—	(26,075)
Common shares – treasury:
Shares purchased	(1,577)	(31,222)	(24,885)	—	—	(57,684)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	870	30,545	—	—	—	31,415
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(11,341)	$16,831
Non-cash items included in net income (loss):
Depreciation and amortization	38,605	38,450
Other post-retirement and post-employment benefits	736	738
Stock-based compensation	5,659	4,072
Reduction in carrying amount of right-of-use assets	11,342	11,617
Deferred income taxes	1,092	1,360
Impairment of goodwill and intangible assets	32,661	—
Other – net	(284)	3,856
Net increase (decrease) in operating assets and liabilities, net of divestitures	(49,631)	(56,281)
Increase (decrease) in other liabilities	(1,019)	(7,876)
Net cash flows from (to) operating activities	27,820	12,767

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(15,739)	(34,659)
Proceeds from sale of property, plant, and equipment	69	159
Capitalized software	(5,037)	(2,948)
Acquisition spending, net of cash acquired	(10,857)	—
Purchase of investments	(1,631)	(2,459)
Sales or maturities of investments	1,043	1,802
Other – net	—	2,025
Net cash flows from (to) investing activities	(32,152)	(36,080)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(73,828)	(40,272)
Proceeds from long-term debt	82,129	76,677
Dividends paid	(26,040)	(26,075)
Purchase of HNI Corporation common stock	(6,764)	(57,357)
Proceeds from sales of HNI Corporation common stock	1,294	18,906
Other – net	1,672	3,397
Net cash flows from (to) financing activities	(21,537)	(24,724)

Net increase (decrease) in cash and cash equivalents	(25,869)	(48,037)
Cash and cash equivalents at beginning of period	52,073	76,819
Cash and cash equivalents at end of period	$26,204	$28,782
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 28, 2019 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 27, 2020 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2021.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

In the second quarter of 2020, the Corporation rebranded its segments to workplace furnishings (formerly office furniture) and residential building products (formerly hearth products). These changes clarify how and where the Corporation's products are used, and are intended to reduce confusion. These changes did not impact the Corporation's condensed consolidated financial statements.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Systems and storage	$167,007	$235,657	$371,028	$440,031
Seating	114,772	134,342	230,644	247,801
Other	26,302	39,513	44,795	75,191
Total workplace furnishings	308,081	409,512	646,467	763,023

Residential building products	109,375	116,514	239,694	242,459
Net sales	$417,456	$526,026	$886,161	$1,005,482

Sales by product category are subject to similar economic factors and market conditions. See “Note 16. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. For contracts less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities.

Contract assets and contract liabilities were as follows (in thousands):

	June 27, 2020	December 28, 2019
Trade receivables (1)	$208,795	$278,124
Contract assets (current) (2)	$686	$857
Contract assets (long-term) (3)	$2,543	$2,700
Contract liabilities (4)	$50,077	$54,972

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)  "Receivables"
(2)  "Prepaid expenses and other current assets"
(3)  "Other Assets"
(4)  "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the six months ended June 27, 2020 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra-revenue	$(328)	$—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(53,784)
Contract liabilities paid	—	66,851
Cash received in advance and not recognized as revenue	—	(41,567)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	33,395
Net change	$(328)	$4,895

Changes in contract asset and contract liability balances during the six months ended June 29, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$888	$—
Reclassification of contract assets to contra-revenue	(185)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(71,517)
Contract liabilities paid	—	73,522
Cash received in advance and not recognized as revenue	—	(33,520)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	35,781
Net change	$703	$4,266

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three and six months ended June 27, 2020 that was included in the December 28, 2019 contract liabilities balance was $0.0 million and $8.6 million, respectively.

Performance Obligations
The Corporation recognizes revenue for sales of workplace furnishings and residential building products at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment of the product. In certain circumstances, transfer of control to the customer does not occur until the goods are received by the customer or upon installation and/or customer acceptance, depending on the terms of the underlying contracts. Contracts typically have a duration of less than one year and normally do not include a significant financing component. Generally, payment is due within 30 days of invoicing.

The Corporation's backlog orders are typically cancellable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a few months.

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

Note 3. Acquisitions

During the six months ended June 27, 2020, the Corporation acquired three residential building products distributors, in January 2020, March 2020 and June 2020. All transactions were asset acquisitions and were consummated entirely in cash. The aggregate purchase price was approximately $12 million, and the preliminary allocation includes $10.5 million of goodwill, which is tax deductible. The remaining assets and liabilities acquired are not material. The Corporation will finalize the allocation of the purchase price during 2020 based on the final purchase price and any adjustments required over the remaining measurement period.

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 27, 2020	December 28, 2019

Finished products	$117,601	$118,633
Materials and work in process	69,740	75,526
Last-in, first-out ("LIFO") allowance	(30,694)	(30,694)
Total inventories	$156,647	$163,465

Inventory valued by the LIFO costing method	81%	65%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 27, 2020	December 28, 2019
Goodwill	$259,777	$270,820
Definite-lived intangible assets	129,938	146,040
Indefinite-lived intangible assets	26,602	28,849
Total goodwill and other intangible assets	$416,317	$445,709

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2019
Goodwill	$128,677	$186,662	$315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	84,301	186,519	270,820

Goodwill acquired	—	10,537	10,537
Impairment losses	(21,607)	—	(21,607)
Foreign currency translation adjustment	27	—	27

Balance as of June 27, 2020
Goodwill	128,704	197,199	325,903
Accumulated impairment losses	(65,983)	(143)	(66,126)
Net goodwill balance as of June 27, 2020	$62,721	$197,056	$259,777

In the first quarter of 2020, the Corporation recorded goodwill impairment charges of $14.1 million and $7.5 million, respectively, related to two reporting units in the workplace furnishings segment.

See "Note 3. Acquisitions" for additional information regarding goodwill acquired in the year-to-date period.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	June 27, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$—	$—	$—	$40	$40	$—
Software	173,293	68,686	104,607	176,836	67,541	109,295
Trademarks and trade names	6,564	3,274	3,290	7,564	3,381	4,183
Customer lists and other	81,110	59,069	22,041	104,004	71,442	32,562
Net definite-lived intangible assets	$260,967	$131,029	$129,938	$288,444	$142,404	$146,040

In the first quarter of 2020, the Corporation recorded impairment charges of $0.6 million and $8.2 million, related to definite-lived tradenames and customer lists, respectively, in the workplace furnishings segment.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Capitalized software	$4,828	$4,612	$9,378	$9,207
Other definite-lived intangibles	$1,152	$1,570	$2,675	$3,145

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2020	2021	2022	2023	2024
Amortization expense	$24.0	$23.1	$20.1	$16.8	$15.1

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	June 27, 2020	December 28, 2019
Trademarks and trade names	$26,602	$28,849

In the first quarter of 2020, the Corporation recorded an impairment charge of $2.3 million, related to an indefinite-lived tradename in the workplace furnishings segment. The remaining immaterial change in the indefinite-lived intangible assets balances shown above is related to foreign currency translation impacts.

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist.

In the first quarter of 2020, the Corporation determined that a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill, indefinite-lived intangible assets, and long-lived asset groups related to three reporting units in the workplace furnishings segment. This determination was made considering the reduced sales and profitability projections for these reporting units, driven by the COVID-19 pandemic and related economic disruption. The resulting impairment charges recorded in the first quarter of 2020, as described in the preceding sections, are reflected in "Impairment and restructuring charges" in the Condensed Consolidated Statements of Comprehensive Income. For further information, refer to "Note 5. Goodwill and Other Intangible Assets" included in the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020.

No additional triggering events occurred and no impairment charges were recorded during the second quarter of 2020.

Note 6.  Product Warranties

The Corporation issues certain warranty policies on its workplace furnishings and residential building products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials, or workmanship. Allowances have been established for the anticipated future costs associated with the Corporation's warranty programs.

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of period	$15,865	$15,450
Accruals for warranties issued during period	4,626	6,372
Adjustments related to pre-existing warranties	(272)	144
Settlements made during the period	(5,076)	(6,398)
Balance at end of period	$15,143	$15,568

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	June 27, 2020	December 28, 2019
Current - in the next twelve months	$7,508	$7,940
Long-term - beyond one year	7,635	7,925
Total	$15,143	$15,865

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	June 27, 2020	December 28, 2019
Revolving credit facility with interest at a variable rate (June 27, 2020 - 1.2%; December 28, 2019 - 2.8%)	$84,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	—	790
Deferred debt issuance costs	(519)	(561)
Total debt	183,481	175,229
Less: Current maturities of long-term debt	—	790
Long-term debt	$183,481	$174,439

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at June 27, 2020 was $84 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $125 million at June 27, 2020.

As of June 27, 2020, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.8 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of June 27, 2020, there was $84 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $366 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt in accordance with ASU No. 2015-03, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of June 27, 2020, the debt issuance costs balance of $0.5 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

Covenants require maintenance of financial ratios as of the end of any fiscal quarter, including:

•a consolidated interest coverage ratio (as defined in the credit agreement) of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA for the last four fiscal quarters to (b) the sum of consolidated interest charges; and
•a consolidated leverage ratio (as defined in the credit agreement) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness to (b) consolidated EBITDA for the last four fiscal quarters.

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of June 27, 2020, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income (loss) before income taxes	$12,899	$20,768	$(12,640)	$22,334
Income taxes	$345	$4,957	$(1,299)	$5,503
Effective tax rate	2.7%	23.9%	10.3%	24.6%

The Corporation's effective tax rate was lower in the three and six months ended June 27, 2020 compared to the same periods last year, primarily due to the mix of jurisdictional income, impairments recorded in the U.S. jurisdiction, and a change in the expected worldwide full year income tax rate due to the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic crisis. The CARES Act contains provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Corporation is continuing to evaluate the impact of this legislation on its consolidated financial position, results of operations, and cash flows, but at this time does not estimate a material impact.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, and deferred stock-based compensation.  The marketable securities are comprised of money market funds, government securities and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of June 27, 2020
Cash and cash equivalents (including money market funds) (1)	$26,204	$26,204	$—	$—
Government securities (2)	$6,970	$—	$6,970	$—
Corporate bonds (2)	$6,647	$—	$6,647	$—
Derivative financial instruments - liability (4)	$2,814	$—	$2,814	$—
Deferred stock-based compensation (5)	$6,132	$—	$6,132	$—

Balance as of December 28, 2019
Cash and cash equivalents (including money market funds) (1)	$52,073	$52,073	$—	$—
Government securities (2)	$6,339	$—	$6,339	$—
Corporate bonds (2)	$6,323	$—	$6,323	$—
Derivative financial instruments - asset (3)	$276	$—	$276	$—
Deferred stock-based compensation (5)	$7,503	$—	$7,503	$—

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
(5) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	(555)	382	—	(3,229)	(3,402)
Tax (expense) or benefit	—	(80)	—	759	679
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(29)	(29)
Balance as of June 27, 2020	$(3,467)	$397	$(5,762)	$(1,993)	$(10,825)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	630	273	—	(1,817)	(914)
Tax (expense) or benefit	—	(57)	—	427	370
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(692)	(692)
Balance as of June 29, 2019	$(2,343)	$60	$(4,114)	$823	$(5,574)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In August 2019, concurrent with the termination of a previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring August 2023.  As of June 27, 2020, the fair value of the Corporation's interest rate swap liability was $2.8 million. The unrecognized change in value of the interest rate swap, which includes the unamortized gain on the termination of the previous interest rate swap, is reported net of tax as $(2.0) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Derivative financial instruments
Interest rate swap	Interest expense, net	$(74)	$445	$40	$905
	Income tax expense	(5)	(105)	(11)	(213)
	Net of tax	$(79)	$340	$29	$692
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Six Months Ended
	June 27, 2020	June 29, 2019
Dividends per common share	$0.610	$0.600

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Six Months Ended
	June 27, 2020	June 29, 2019
Shares repurchased	214,200	1,576,608
Average price per share	$29.83	$36.59

Cash purchase price	$(6,390)	$(57,684)
Purchases unsettled as of quarter end	—	681
Prior year purchases settled in current year	(374)	(354)
Shares repurchased per cash flow	$(6,764)	$(57,357)

As of June 27, 2020, approximately $158.3 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support free cash flow.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income (loss)	$12,556	$15,810	$(11,339)	$16,832
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,640	43,218	42,634	43,376
Potentially dilutive shares from stock-based compensation plans	289	416	—	484
Denominator for diluted EPS	42,929	43,634	42,634	43,860
Earnings per share – basic	$0.29	$0.37	$(0.27)	$0.39
Earnings per share – diluted	$0.29	$0.36	$(0.27)	$0.38

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common stock equivalents excluded because their inclusion would be anti-dilutive	3,320	2,232	3,428	2,084

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees' requisite service periods. Additionally, expense related to performance stock units is adjusted for the probability that the Corporation will perform within an established target range of cumulative profitability over a multi-year period.

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Compensation cost	$1,301	$1,620	$5,659	$4,072

The options and units granted by the Corporation had fair values as follows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Stock options	$—	$6,211
Restricted stock units	$5,852	$361
Performance stock units	$5,852	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of June 27, 2020:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$1,835	1.1
Non-vested restricted stock units	$2,045	0.9
Non-vested performance stock units	$953	1.4

Note 13.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$194	$170	$389	$340
Interest cost	169	199	338	398
Amortization of net loss	9	—	9	—
Net periodic post-retirement benefit cost	$372	$369	$736	$738

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

The Corporation's allowance for doubtful accounts is developed based on several factors, including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. The adoption of Topic 326 did not significantly impact the Corporation's accounting policies or estimation methods related to the allowance for doubtful accounts. Furthermore, in the second quarter of 2020 the Corporation adjusted its method for determining the allowance for doubtful accounts in response to the COVID-19 pandemic. The impact of this adjustment was not material to the financial statements.

Topic 326 also introduced new accounting and reporting requirements related to available-for-sale debt securities, including consideration of whether an allowance for credit losses should be established. The Corporation has determined that such an allowance is not required with respect to its available-for-sale debt security portfolio. See "Note 9. Fair Value Measurements" for fair value information of the Corporation's available-for-sale debt securities and where such are recorded in the Condensed Consolidated Balance Sheets. The amortized cost of this portfolio was $13.1 million and $12.5 million as of June 27, 2020 and December 28, 2019, respectively. Immaterial amounts of accrued interest receivable related to the Corporation's portfolio are recorded in "Prepaid expenses and other current assets" and "Other assets".

Note 15.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $22 million to back certain insurance policies and payment obligations.  The Corporation utilizes trade letters of credit and banker's acceptances in the amount of approximately $0.1 million to guarantee certain payments to overseas suppliers. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 16.  Reportable Segment Information

As discussed in "Note 1. Basis of Presentation", in the second quarter of 2020, the Corporation rebranded its reportable segments. These changes did not impact the Corporation's condensed consolidated financial statements. Management views the Corporation as being in two reportable segments based on industries: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products), with the former being the principal segment.

The aggregated workplace furnishings segment manufactures and markets a broad line of commercial and home office furniture which includes panel-based and freestanding furniture systems, seating, storage, tables, and architectural products.  The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales:
Workplace furnishings	$308,081	$409,512	$646,467	$763,023
Residential building products	109,375	116,514	239,694	242,459
Total	$417,456	$526,026	$886,161	$1,005,482

Income (Loss) Before Income Taxes:
Workplace furnishings	$7,785	$18,749	$(25,446)	$17,018
Residential building products	14,365	13,362	35,036	30,970
General corporate	(7,308)	(8,863)	(18,476)	(21,063)
Operating income (loss)	14,842	23,248	(8,886)	26,925
Interest expense, net	1,943	2,480	3,754	4,591
Total	$12,899	$20,768	$(12,640)	$22,334

Depreciation and Amortization Expense:
Workplace furnishings	$10,782	$11,247	$22,113	$22,307
Residential building products	2,318	2,174	4,624	4,230
General corporate	6,019	5,989	11,868	11,913
Total	$19,119	$19,410	$38,605	$38,450

Capital Expenditures (including capitalized software):
Workplace furnishings	$4,293	$12,347	$11,394	$22,666
Residential building products	206	2,577	3,179	7,575
General corporate	3,118	3,587	6,203	7,366
Total	$7,617	$18,511	$20,776	$37,607

			As of June 27, 2020	As of December 28, 2019
Identifiable Assets:
Workplace furnishings			$741,876	$874,913
Residential building products			383,642	364,653
General corporate			189,845	212,946
Total			$1,315,363	$1,452,512

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

Overview

The Corporation has two reportable segments: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products). In the second quarter of 2020, the Corporation rebranded its reportable segments, with no impact on the Corporation's condensed consolidated financial statements. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Consolidated net sales for the second quarter of 2020 were $417.5 million, a decrease of 20.6 percent compared to net sales of $526.0 million in the prior-year quarter.  The change was driven by a 24.8 percent decrease in the workplace furnishings segment, along with a 6.1 percent decrease in the residential building products segment. The acquisition of residential building products distributors resulted in a $2.9 million increase compared to the second quarter of 2019.

Net income attributable to the Corporation in the second quarter of 2020 was $12.6 million compared to $15.8 million in the second quarter of 2019. The decrease was primarily due to lower volume as a result of the COVID-19 pandemic, partially offset by lower core SG&A spend, net productivity, and price realization.

Update on COVID-19 Pandemic

The Corporation's primary focus during the COVID-19 pandemic crisis continues to be the health and safety of its members. The Corporation implemented workplace health and safety measures consistent with guidelines from the Centers for Disease Control and Prevention and has taken strong measures to create social distancing and keep members safe. A portion of the Corporation's members continue to work remotely.

The HNI strategy, including diverse revenue streams, price point breadth, channel reach, and a lean operating model, along with the dedication of members, allowed the Corporation to manage through challenging second quarter conditions. The Corporation aggressively managed costs and drove productivity, offsetting much of the impact from lower volumes resulting from the COVID-19 pandemic. The Corporation’s teams stayed focused on customers, generating and seizing market opportunities. As of June 27, 2020, the Corporation's major facilities continue to operate, and there are no material disruptions to the Corporation's supply chain, manufacturing and distribution operations, or ability to serve customers.

As of the date of this filing, COVID-19 cases have begun to increase again, resulting in the resumption of restrictions in certain markets. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic crisis. The Corporation continues to monitor the situation and may take further actions as may be required by federal, state, or local authorities or that the Corporation determines is in the best interest of its members.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net sales	$417,456	$526,026	(20.6%)	$886,161	$1,005,482	(11.9%)
Cost of sales	266,551	333,437	(20.1%)	559,238	643,279	(13.1%)
Gross profit	150,905	192,589	(21.6%)	326,923	362,203	(9.7%)
Selling and administrative expenses	136,063	168,411	(19.2%)	303,148	334,348	(9.3%)
Impairment and restructuring charges	—	930	NM	32,661	930	NM
Operating income (loss)	14,842	23,248	(36.2%)	(8,886)	26,925	(133.0%)
Interest expense, net	1,943	2,480	(21.7%)	3,754	4,591	(18.2%)
Income (loss) before income taxes	12,899	20,768	(37.9%)	(12,640)	22,334	(156.6%)
Income taxes	345	4,957	(93.0%)	(1,299)	5,503	(123.6%)
Net income (loss) attributable to non-controlling interest	(2)	1	NM	(2)	(1)	NM
Net income (loss) attributable to HNI Corporation	$12,556	$15,810	(20.6%)	$(11,339)	$16,832	(167.4%)

As a Percentage of Net Sales:
Net sales	100.0%	100.0%		100.0%	100.0%
Gross profit	36.1	36.6	-50 bps	36.9	36.0	90 bps
Selling and administrative expenses	32.6	32.0	60 bps	34.2	33.3	90 bps
Impairment and restructuring charges	—	0.2	-20 bps	3.7	0.1	360 bps
Operating income (loss)	3.6	4.4	-80 bps	(1.0)	2.7	-370 bps
Income taxes	0.1	0.9	-80 bps	(0.1)	0.5	-60 bps
Net income (loss) attributable to HNI Corporation	3.0	3.0	0 bps	(1.3)	1.7	-300 bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2020 decreased 20.6 percent compared to the same quarter last year. The change was driven by a decrease in both the workplace furnishings segment and residential building products segment. Included in the sales results for the current quarter was a $2.9 million impact from acquiring small residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 50 basis points in the second quarter of 2020 compared to the same quarter last year primarily driven by lower volume, partially offset by price realization and net productivity.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 60 basis points in the second quarter of 2020 compared to the same quarter last year due to lower volume, partially offset by lower core SG&A spend and net productivity.

Operating Income

In the second quarter of 2020, operating income was $14.8 million compared to operating income of $23.2 million in the same quarter last year. The change was primarily driven by lower volume, partially offset by lower core SG&A spend, net productivity, and price realization.

Interest Expense, Net

Interest expense, net for the second quarter of 2020 was $1.9 million, compared to $2.5 million in the same quarter last year. The decrease was driven by lower interest rates and reduced borrowings.

Income Taxes

The Corporation's income tax provision for the second quarter of 2020 was $0.3 million on income before taxes of $12.9 million, or an effective tax rate of 2.7 percent. For the second quarter of 2019, the Corporation's income tax provision was an expense of $5.0 million on income before taxes of $20.8 million, or an effective tax rate of 23.9 percent. The decrease was primarily due to the mix of jurisdictional income, impairments recorded in the U.S. jurisdiction, and a change in the expected worldwide full year income tax rate due to the COVID-19 pandemic and related economic disruption. Refer to "Note 8. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $12.6 million, or $0.29 per diluted share in the second quarter of 2020, compared to $15.8 million or $0.36 per diluted share in the second quarter of 2019.

Results of Operations - Six Months Ended

Net Sales

Consolidated net sales for the first six months of 2020 decreased 11.9 percent compared to the same period last year. The change was driven by a 15.3 percent decrease in the workplace furnishings segment. The residential building products segment posted a modest 1.1 percent decrease from the prior year period. Included in the sales results for the first six months of 2020 was a $3.9 million impact from acquiring small residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales increased 90 basis points in the first six months of 2020 compared to the same period last year primarily driven by net productivity and price realization, partially offset by lower volume.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 90 basis points in the first six months of 2020 compared to the same period last year due to $5.0 million of one-time costs related to the COVID-19 pandemic and lower volume, partially offset by lower core SG&A spend.

Impairment and Restructuring Charges

During the first six months of 2020, the Corporation recorded $32.7 million of impairment charges related to goodwill and intangible assets as a result of the COVID-19 pandemic and related economic disruption.

During the first six months of 2019, the Corporation recorded $0.9 million of restructuring costs in connection with a structural realignment in the workplace furnishings segment.

Operating Income (Loss)

In the first six months of 2020, operating loss was $8.9 million compared to operating income of $26.9 million in the same period last year. The change was primarily driven by $37.7 million of impairment charges and costs related to the COVID-19 pandemic and related economic disruption. Aside from these charges, the business results improved compared to the same period last year primarily due to price realization, net productivity, and lower core SG&A spend, partially offset by lower volume.

Interest Expense, Net

Interest expense, net for the first six months of 2020 was $3.8 million, compared to $4.6 million in the same period last year. The decrease was due to lower interest rates and borrowings, partially offset by lower interest income.

Income Taxes

The Corporation's income tax provision for the first six months of 2020 was a benefit of $1.3 million on loss before taxes of $12.6 million, or an effective tax rate of 10.3 percent. For the first six months of 2019, the Corporation's income tax provision was an expense of $5.5 million on income before taxes of $22.3 million, or an effective tax rate of 24.6 percent. The decrease was primarily due to the mix of jurisdictional income, impairments recorded in the U.S. jurisdiction, and a change in the expected worldwide full year income tax rate due to the COVID-19 pandemic and related economic disruption. Refer to "Note 8. Income Taxes" for further information.

Net Income (Loss) Attributable to HNI Corporation

Net loss attributable to the Corporation was $11.3 million, or $0.27 per diluted share in the first six months of 2020, compared to net income attributable to the Corporation of $16.8 million or $0.38 per diluted share in the first six months of 2019.

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishing segment (in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net sales	$308,081	$409,512	(24.8%)	$646,467	$763,023	(15.3%)
Operating income (loss)	$7,785	$18,749	(58.5%)	$(25,446)	$17,018	(249.5%)
Operating income (loss) %	2.5%	4.6%	-210 bps	(3.9%)	2.2%	-610 bps
Three Months Ended
Second quarter 2020 net sales for the workplace furnishings segment decreased 24.8 percent compared to the same quarter last year.

Operating income as a percentage of net sales decreased 210 basis points in the second quarter of 2020 compared to the same quarter last year. The decrease was driven by lower volume, partially offset by net productivity, lower core SG&A spend, and price realization.

Six Months Ended
Net sales for the first six months of 2020 for the workplace furnishings segment decreased 15.3 percent compared to the same period last year.

Operating loss as a percentage of net sales decreased 610 basis points in the first six months of 2020 compared to the same period last year. The workplace furnishings segment recorded charges of $32.7 million related to the impairment of goodwill and intangible assets and $3.4 million of other costs related to the COVID-19 pandemic and related economic disruption. Aside from these charges, the workplace furnishings segment results decreased compared to the prior-year quarter driven by lower volume and higher tariff expense, partially offset by price realization, net productivity, and lower core SG&A spend.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net sales	$109,375	$116,514	(6.1%)	$239,694	$242,459	(1.1%)
Operating profit	$14,365	$13,362	7.5%	$35,036	$30,970	13.1%
Operating profit %	13.1%	11.5%	160 bps	14.6%	12.8%	180 bps

Three months ended
Second quarter 2020 net sales for the residential building products segment decreased 6.1 percent compared to the same quarter last year. Included in the sales results was a $2.9 million impact from acquiring small residential building products distributors.

Operating profit as a percentage of net sales increased 160 basis points in the second quarter of 2020 compared to the same quarter last year. The increase was primarily driven by price realization, lower variable compensation, lower core SG&A spend, and net productivity, partially offset by lower volume and unfavorable mix.

Six months ended
Net sales for the first six months of 2020 for the residential building products segment decreased 1.1 percent compared to the same period last year. Included in the sales results was a $3.9 million impact from acquiring small residential building products distributors.

Operating profit as a percentage of net sales increased 180 basis points in the first six months of 2020 compared to the same period last year. The increase was primarily driven price realization, lower variable compensation, and net productivity, partially offset by lower volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full remaining $366 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $27.8 million of cash in the first six months of 2020 compared to a source of $12.8 million of cash in the first six months of 2019. The increase in operating cash flows was driven by seasonal timing differences in working capital and other liabilities.
Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of 2020 were $20.8 million compared to $37.6 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2020, capital expenditures are expected to be approximately $40 to $45 million.

Current year investing activities also include acquisition spending for small residential building products distributors.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Dividends per common share	$0.305	$0.305	$0.610	$0.600

During the second quarter, the Board declared the regular quarterly cash dividend on May 5, 2020. The dividend was paid on June 1, 2020 to shareholders of record on May 15, 2020.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support free cash flow. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first six months of 2020.

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

Looking Ahead

Management continues to anticipate near-term challenges in both volume and profit levels as the Corporation navigates the COVID-19 pandemic and related economic disruption. However, management expects third quarter 2020 sales and profit to increase from second quarter 2020 levels, driven by seasonality. Cash flows are anticipated to remain healthy over the remainder of 2020, which has resulted in the acceleration of (1) certain investments in the second half of the year; and (2) the restoration of compensation for members and Board of Directors to levels existing prior to the reductions announced by the Corporation on April 22, 2020.

Management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets.  Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 27, 2020, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of June 27, 2020, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no additional material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, with the exception of:
•A new risk factor pertaining to the COVID-19 pandemic, as disclosed in Part II, Item 1A."Risk Factors" in the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020.
•As previously disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the year ended December 28, 2019, the Corporation's international operations expose it to risks related to conducting business in multiple jurisdictions outside the U.S. These risks may be elevated given the current uncertainties around the impact of the global pandemic; ongoing disputes and increased tensions related to global trade, particularly involving the U.S. and China; and complexities with foreign regulatory environments including the decreased ability of U.S. regulators to exercise oversight of subsidiaries of U.S. companies based in certain international jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
03/29/20 – 04/25/20	27,500	$23.63	27,500	$158,287,093
04/26/20 – 05/23/20	—	$—	—	$158,287,093
05/24/20 – 06/27/20	—	$—	—	$158,287,093
Total	27,500		27,500
(1) No shares were purchased outside of a publicly announced plan or program.

The Corporation repurchases shares under previously announced plans authorized by the Board as follows:
•Corporation's share purchase program ("Program") announced November 9, 2007, providing share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014 and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date.
•No repurchase plans expired or were terminated during the second quarter of 2020, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support free cash flow.

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 28, 2020	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer