Form 10-Q
period 2020-09-26
HNI CORP
filed 2020-10-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	September 26, 2020	42,714,650

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months and Nine Months Ended September 26, 2020 and September 28, 2019	3

	Condensed Consolidated Balance Sheets - September 26, 2020 and December 28, 2019	4

	Condensed Consolidated Statements of Equity - Three and Nine Months Ended September 26, 2020 and September 28, 2019	6

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 26, 2020 and September 28, 2019	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	31

Signatures		32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net sales	$507,063	$625,386	$1,393,224	$1,630,868
Cost of sales	321,516	387,715	880,754	1,030,993
Gross profit	185,547	237,671	512,470	599,875
Selling and administrative expenses	146,785	176,731	449,933	511,080
Impairment and restructuring charges	—	284	32,661	1,214
Operating income	38,762	60,656	29,876	87,581
Interest expense, net	1,517	2,205	5,271	6,795
Income before income taxes	37,245	58,451	24,605	80,786
Income taxes	6,558	12,375	5,259	17,878
Net income	30,687	46,076	19,346	62,908
Less: Net income (loss) attributable to non-controlling interest	(1)	(2)	(3)	(2)
Net income attributable to HNI Corporation	$30,688	$46,078	$19,349	$62,910

Average number of common shares outstanding – basic	42,684	42,899	42,651	43,217
Net income attributable to HNI Corporation per common share – basic	$0.72	$1.07	$0.45	$1.46
Average number of common shares outstanding – diluted	43,010	43,186	42,905	43,620
Net income attributable to HNI Corporation per common share – diluted	$0.71	$1.07	$0.45	$1.44

Foreign currency translation adjustments	$923	$(1,035)	$368	$(406)
Change in unrealized gains (losses) on marketable securities, net of tax	(33)	36	269	252
Change in pension and post-retirement liability, net of tax	—	—	—	(1,185)
Change in derivative financial instruments, net of tax	106	(477)	(2,393)	(2,112)
Other comprehensive income (loss), net of tax	996	(1,476)	(1,756)	(3,451)
Comprehensive income	31,683	44,600	17,590	59,457
Less: Comprehensive income (loss) attributable to non-controlling interest	(1)	(2)	(3)	(2)
Comprehensive income attributable to HNI Corporation	$31,684	$44,602	$17,593	$59,459
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	September 26, 2020	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$109,385	$52,073
Short-term investments	1,495	1,096
Receivables	209,921	278,124
Allowance for doubtful accounts	(5,991)	(3,559)
Inventories	144,135	163,465
Prepaid expenses and other current assets	41,490	37,635
Total Current Assets	500,435	528,834

Property, Plant, and Equipment:
Land and land improvements	29,782	29,394
Buildings	295,998	295,517
Machinery and equipment	577,442	581,225
Construction in progress	12,142	20,881
	915,364	927,017
Less accumulated depreciation	551,031	545,510
Net Property, Plant, and Equipment	364,333	381,507

Right-of-use Finance Leases	2,193	2,129

Right-of-use Operating Leases	73,896	72,883

Goodwill and Other Intangible Assets	412,287	445,709

Other Assets	21,581	21,450

Total Assets	$1,374,725	$1,452,512
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	September 26, 2020	December 28, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$390,535	$453,202
Current maturities of long-term debt	—	790
Current maturities of other long-term obligations	2,890	1,931
Current lease obligations - finance	691	564
Current lease obligations - operating	23,124	22,218
Total Current Liabilities	417,240	478,705

Long-Term Debt	174,502	174,439

Long-Term Lease Obligations - Finance	1,522	1,581

Long-Term Lease Obligations - Operating	57,948	58,233

Other Long-Term Liabilities	67,187	67,990

Deferred Income Taxes	82,736	87,196

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
September 26, 2020 – 42,715 shares; December 28, 2019 – 42,595 shares	42,715	42,595

Additional paid-in capital	31,865	19,799
Retained earnings	508,518	529,723
Accumulated other comprehensive income (loss)	(9,829)	(8,073)
Total HNI Corporation shareholders' equity	573,269	584,044

Non-controlling interest	321	324

Total Equity	573,590	584,368

Total Liabilities and Equity	$1,374,725	$1,452,512
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 26, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069
Comprehensive income:
Net income (loss)	—	—	30,688	—	(1)	30,687
Other comprehensive income (loss), net of tax	—	—	—	996	—	996
Dividends payable	—	—	(58)	—	—	(58)
Cash dividends; $0.305 per share	—	—	(13,021)	—	—	(13,021)
Common shares – treasury:
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	40	1,877	—	—	—	1,917
Balance, September 26, 2020	$42,715	$31,865	$508,518	$(9,829)	$321	$573,590

	Nine Months Ended - September 26, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	19,349	—	(3)	19,346
Other comprehensive income (loss), net of tax	—	—	—	(1,756)	—	(1,756)
Impact of new accounting standard related to credit losses	—	—	(131)		—	(131)
Dividends payable	—	—	(175)	—	—	(175)
Cash dividends; $0.915 per share	—	—	(39,060)	—	—	(39,060)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	334	17,054	—	—	—	17,388
Balance, September 26, 2020	$42,715	$31,865	$508,518	$(9,829)	$321	$573,590

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 28, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 29, 2019	$42,875	$17,364	$474,519	$(5,574)	$325	$529,509
Comprehensive income:
Net income (loss)	—	—	46,078	—	(2)	46,076
Other comprehensive income (loss), net of tax	—	—	—	(1,476)	—	(1,476)
Cash dividends; $0.305 per share	—	—	(13,088)	—	—	(13,088)
Common shares – treasury:
Shares purchased	(221)	(5,175)	(1,795)	—	—	(7,191)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	170	6,345	—	—	—	6,515
Balance, September 28, 2019	$42,824	$18,534	$505,714	$(7,050)	$323	$560,345

	Nine Months Ended - September 28, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	62,910	—	(2)	62,908
Other comprehensive income (loss), net of tax	—	—	—	(2,712)	—	(2,712)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $0.905 per share	—	—	(39,164)	—	—	(39,164)
Common shares – treasury:
Shares purchased	(1,797)	(36,401)	(26,679)	—	—	(64,877)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,039	36,893	—	—	—	37,932
Balance, September 28, 2019	$42,824	$18,534	$505,714	$(7,050)	$323	$560,345
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Net Cash Flows From (To) Operating Activities:
Net income	$19,346	$62,908
Non-cash items included in net income:
Depreciation and amortization	57,917	57,838
Other post-retirement and post-employment benefits	1,104	1,106
Stock-based compensation	6,746	5,408
Reduction in carrying amount of right-of-use assets	16,965	17,252
Deferred income taxes	(3,730)	4,798
Impairment of goodwill and intangible assets	32,661	—
Other – net	815	4,473
Net increase (decrease) in operating assets and liabilities, net of divestitures	13,316	(28,359)
Increase (decrease) in other liabilities	(1,779)	(9,802)
Net cash flows from (to) operating activities	143,361	115,622

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(24,751)	(46,093)
Proceeds from sale of property, plant, and equipment	81	247
Capitalized software	(7,250)	(4,098)
Acquisition spending, net of cash acquired	(10,857)	—
Purchase of investments	(3,922)	(6,140)
Sales or maturities of investments	3,246	3,889
Other – net	—	2,327
Net cash flows from (to) investing activities	(43,453)	(49,868)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(82,828)	(125,039)
Proceeds from long-term debt	82,119	115,775
Dividends paid	(39,060)	(39,164)
Purchase of HNI Corporation common stock	(6,764)	(65,106)
Proceeds from sales of HNI Corporation common stock	2,210	22,338
Other – net	1,727	1,636
Net cash flows from (to) financing activities	(42,596)	(89,560)

Net increase (decrease) in cash and cash equivalents	57,312	(23,806)
Cash and cash equivalents at beginning of period	52,073	76,819
Cash and cash equivalents at end of period	$109,385	$53,013
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The December 28, 2019 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 26, 2020 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2021.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

In the second quarter of 2020, the Corporation rebranded its segments to workplace furnishings (formerly office furniture) and residential building products (formerly hearth products). These changes clarify how and where the Corporation's products are used, and are intended to reduce confusion. These changes did not impact the Corporation's condensed consolidated financial statements or disclosures.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Systems and storage	$207,549	$297,934	$578,601	$737,984
Seating	127,294	163,353	358,005	411,142
Other	18,518	23,468	63,221	98,652
Total workplace furnishings	353,361	484,755	999,827	1,247,778

Residential building products	153,702	140,631	393,397	383,090
Net sales	$507,063	$625,386	$1,393,224	$1,630,868

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

Contract assets and contract liabilities were as follows (in thousands):

	September 26, 2020	December 28, 2019
Trade receivables (1)	$209,921	$278,124
Contract assets (current) (2)	$747	$857
Contract assets (long-term) (3)	$2,676	$2,700
Contract liabilities (4)	$51,492	$54,972

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the nine months ended September 26, 2020 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$358	$—
Reclassification of contract assets to contra-revenue	(492)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(88,981)
Contract liabilities paid	—	102,985
Cash received in advance and not recognized as revenue	—	(68,840)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	58,316
Net change	$(134)	$3,480

Changes in contract asset and contract liability balances during the nine months ended September 28, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$1,313	$—
Reclassification of contract assets to contra-revenue	(328)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(110,789)
Contract liabilities paid	—	109,592
Cash received in advance and not recognized as revenue	—	(49,962)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	51,554
Net change	$985	$395

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three and nine months ended September 26, 2020 that was included in the December 28, 2019 contract liabilities balance was $0.0 million and $8.6 million, respectively.

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

Note 3. Acquisitions

During the nine months ended September 26, 2020, the Corporation acquired three residential building products distribution businesses, in January 2020, March 2020 and June 2020. All transactions were structured as asset acquisitions and were consummated entirely in cash. The aggregate purchase price was approximately $12 million, and the preliminary allocation as of September 26, 2020 includes $10.4 million of goodwill, which is tax deductible. The remaining assets and liabilities acquired are not material. The Corporation will finalize the allocation of the purchase price during 2020 based on the final purchase price and any adjustments required over the remaining measurement period.

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 26, 2020	December 28, 2019

Finished products	$107,792	$118,633
Materials and work in process	67,037	75,526
Last-in, first-out ("LIFO") allowance	(30,694)	(30,694)
Total inventories	$144,135	$163,465

Inventory valued by the LIFO costing method	81%	65%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Goodwill	$259,663	$270,820
Definite-lived intangible assets	126,021	146,040
Indefinite-lived intangible assets	26,603	28,849
Total goodwill and other intangible assets	$412,287	$445,709

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2019
Goodwill	$128,677	$186,662	$315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	84,301	186,519	270,820

Goodwill acquired	—	10,422	10,422
Impairment losses	(21,607)	—	(21,607)
Foreign currency translation adjustment	28	—	28

Balance as of September 26, 2020
Goodwill	128,705	197,084	325,789
Accumulated impairment losses	(65,983)	(143)	(66,126)
Net goodwill balance as of September 26, 2020	$62,722	$196,941	$259,663

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

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 26, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$—	$—	$—	$40	$40	$—
Software	175,422	73,596	101,826	176,836	67,541	109,295
Trademarks and trade names	6,564	3,412	3,152	7,564	3,381	4,183
Customer lists and other	81,111	60,068	21,043	104,004	71,442	32,562
Net definite-lived intangible assets	$263,097	$137,076	$126,021	$288,444	$142,404	$146,040

In the first quarter of 2020, the Corporation recorded impairment charges of $0.6 million and $8.2 million, related to definite-lived tradenames and customer lists, respectively, in the workplace furnishings segment.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Capitalized software	$4,910	$4,479	$14,288	$13,686
Other definite-lived intangibles	$1,136	$1,571	$3,811	$4,716

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2020	2021	2022	2023	2024
Amortization expense	$24.1	$23.3	$20.3	$16.9	$15.2

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	September 26, 2020	December 28, 2019
Trademarks and trade names	$26,603	$28,849

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

No additional triggering events occurred and no impairment charges were recorded during the second or third quarters of 2020.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance at beginning of period	$15,865	$15,450
Accruals for warranties issued during period	5,483	8,814
Adjustments related to pre-existing warranties	(272)	144
Settlements made during the period	(6,013)	(8,802)
Balance at end of period	$15,063	$15,606

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	September 26, 2020	December 28, 2019
Current - in the next twelve months	$7,448	$7,940
Long-term - beyond one year	7,615	7,925
Total	$15,063	$15,865

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	September 26, 2020	December 28, 2019
Revolving credit facility with interest at a variable rate (September 26, 2020 - 1.2%; December 28, 2019 - 2.8%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	—	790
Deferred debt issuance costs	(498)	(561)
Total debt	174,502	175,229
Less: Current maturities of long-term debt	—	790
Long-term debt	$174,502	$174,439

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at September 26, 2020 was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $124 million at September 26, 2020.

As of September 26, 2020, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.7 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 26, 2020, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of September 26, 2020, the debt issuance costs balance of $0.5 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of September 26, 2020, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income before income taxes	$37,245	$58,451	$24,605	$80,786
Income taxes	$6,558	$12,375	$5,259	$17,878
Effective tax rate	17.6%	21.2%	21.4%	22.1%

The Corporation's effective tax rate was lower in the three and nine months ended September 26, 2020 compared to the same periods last year, primarily due to the effect of tax credits on lower projected worldwide full year income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic crisis. The CARES Act contains provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The deferred tax benefit is estimated to be $0.9 million related to changes in tax depreciation for qualified improvement property.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 26, 2020
Cash and cash equivalents (including money market funds) (1)	$109,385	$109,385	$—	$—
Government securities (2)	$6,696	$—	$6,696	$—
Corporate bonds (2)	$6,984	$—	$6,984	$—
Derivative financial instruments - liability (4)	$2,583	$—	$2,583	$—
Deferred stock-based compensation (5)	$6,480	$—	$6,480	$—

Balance as of December 28, 2019
Cash and cash equivalents (including money market funds) (1)	$52,073	$52,073	$—	$—
Government securities (2)	$6,339	$—	$6,339	$—
Corporate bonds (2)	$6,323	$—	$6,323	$—
Derivative financial instruments - asset (3)	$276	$—	$276	$—
Deferred stock-based compensation (5)	$7,503	$—	$7,503	$—

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3) Current portion - "Prepaid expenses and other current assets"; Long-term portion - "Other Assets"
(4) Current portion - "Accounts payable and accrued expenses"; Long-term portion - "Other Long-Term Liabilities"
(5) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	368	341	—	(3,236)	(2,527)
Tax (expense) or benefit	—	(72)	—	758	686
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	85	85
Balance as of September 26, 2020	$(2,544)	$364	$(5,762)	$(1,887)	$(9,829)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	(406)	319	—	(2,272)	(2,359)
Tax (expense) or benefit	—	(67)	—	661	594
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(947)	(947)
Balance as of September 28, 2019	$(3,379)	$96	$(4,114)	$347	$(7,050)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In August 2019, concurrent with the termination of a previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring August 2023.  As of September 26, 2020, the fair value of the Corporation's interest rate swap liability was $2.6 million. The unrecognized change in value of the interest rate swap, which includes the unamortized gain on the termination of the previous interest rate swap, is reported net of tax as $(1.9) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Derivative financial instruments
Interest rate swap	Interest expense, net	$(147)	$315	$(107)	$1,220
	Income taxes	33	(60)	22	(273)
	Net of tax	$(114)	$255	$(85)	$947
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Dividends per common share	$0.915	$0.905

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Shares repurchased	214,200	1,797,448
Average price per share	$29.83	$36.09

Cash purchase price	$(6,390)	$(64,877)
Purchases unsettled as of quarter end	—	125
Prior year purchases settled in current year	(374)	(354)
Shares repurchased per cash flow	$(6,764)	$(65,106)

As of September 26, 2020, approximately $158.3 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support available cash flow.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$30,688	$46,078	$19,349	$62,910
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,684	42,899	42,651	43,217
Potentially dilutive shares from stock-based compensation plans	326	287	254	403
Denominator for diluted EPS	43,010	43,186	42,905	43,620
Earnings per share – basic	$0.72	$1.07	$0.45	$1.46
Earnings per share – diluted	$0.71	$1.07	$0.45	$1.44

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common stock equivalents excluded because their inclusion would be anti-dilutive	3,124	2,731	3,183	2,118

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

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Compensation cost	$1,087	$1,336	$6,746	$5,408

The options and units granted by the Corporation had fair values as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Stock options	$—	$6,211
Restricted stock units	$6,431	$361
Performance stock units	$5,920	$—

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of September 26, 2020:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$1,519	1.1
Non-vested restricted stock units	$1,994	0.9
Non-vested performance stock units	$876	1.3

Note 13.  Post-Retirement Health Care

The following table sets forth the components of net periodic benefit costs included in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$194	$170	$583	$510
Interest cost	169	199	507	596
Amortization of net loss	5	—	14	—
Net periodic post-retirement benefit cost	$368	$369	$1,104	$1,106

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

Topic 326 also introduced new accounting and reporting requirements related to available-for-sale debt securities, including consideration of whether an allowance for credit losses should be established. The Corporation has determined that such an allowance is not required with respect to its available-for-sale debt security portfolio. See "Note 9. Fair Value Measurements" for fair value information of the Corporation's available-for-sale debt securities and where such are recorded in the Condensed Consolidated Balance Sheets. The amortized cost of this portfolio was $13.2 million and $12.5 million as of September 26, 2020 and December 28, 2019, respectively. Immaterial amounts of accrued interest receivable related to the Corporation's portfolio are recorded in "Prepaid expenses and other current assets" and "Other assets".

Note 15.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $22 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of September 26, 2020, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 16.  Reportable Segment Information

As discussed in "Note 1. Basis of Presentation", in the second quarter of 2020, the Corporation rebranded its reportable segments. These changes did not impact the Corporation's condensed consolidated financial statements or disclosures. Management views the Corporation as being in two reportable segments based on industries: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products), with the former being the principal segment.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales:
Workplace furnishings	$353,361	$484,755	$999,827	$1,247,778
Residential building products	153,702	140,631	393,397	383,090
Total	$507,063	$625,386	$1,393,224	$1,630,868

Income (Loss) Before Income Taxes:
Workplace furnishings	$16,826	$51,162	$(8,619)	$68,180
Residential building products	30,197	23,772	65,232	54,743
General corporate	(8,261)	(14,278)	(26,737)	(35,342)
Operating income	38,762	60,656	29,876	87,581
Interest expense, net	1,517	2,205	5,271	6,795
Total	$37,245	$58,451	$24,605	$80,786

Depreciation and Amortization Expense:
Workplace furnishings	$11,065	$11,232	$33,177	$33,540
Residential building products	2,351	2,291	6,976	6,521
General corporate	5,896	5,863	17,764	17,777
Total	$19,312	$19,386	$57,917	$57,838

Capital Expenditures (including capitalized software):
Workplace furnishings	$6,946	$6,524	$18,340	$29,190
Residential building products	2,695	3,204	5,874	10,779
General corporate	1,584	2,856	7,787	10,222
Total	$11,225	$12,584	$32,001	$50,191

			As of September 26, 2020	As of December 28, 2019
Identifiable Assets:
Workplace furnishings			$714,896	$874,913
Residential building products			393,941	364,653
General corporate			265,888	212,946
Total			$1,374,725	$1,452,512

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

Overview

The Corporation has two reportable segments: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products). In the second quarter of 2020, the Corporation rebranded its reportable segments, with no impact on the Corporation's condensed consolidated financial statements or disclosures. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Consolidated net sales for the third quarter of 2020 were $507.1 million, a decrease of 18.9 percent compared to net sales of $625.4 million in the prior-year quarter.  The change was due to a 27.1 percent decrease in the workplace furnishings segment, partially offset by a 9.3 percent increase in the residential building products segment. The acquisition of residential building products distributors resulted in a $2.4 million increase compared to the third quarter of 2019.

Net income attributable to the Corporation in the third quarter of 2020 was $30.7 million compared to $46.1 million in the third quarter of 2019. The decrease was due to lower workplace furnishings volume as a result of the COVID-19 pandemic, partially offset by year-over-year selling, general, and administrative ("SG&A") expense management, net productivity benefits, and volume growth in residential building products.

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

The HNI strategy, including diverse revenue streams, price point breadth, channel reach, and a lean operating model, along with the dedication of members, allowed the Corporation to continue to manage through challenging conditions. The Corporation aggressively managed costs and drove productivity, offsetting much of the impact from lower volumes resulting from the COVID-19 pandemic. The Corporation’s teams stayed focused on customers, generating and seizing market opportunities. As of September 26, 2020, the Corporation's major facilities continue to operate, and there are no material disruptions to the Corporation's supply chain, dealer network, manufacturing and distribution operations, or ability to serve customers.

As of the date of this filing, COVID-19 cases continue to show volatility in various regions of the U.S. and abroad, resulting in continuing restrictions in certain markets. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic crisis. The Corporation continues to monitor the situation and may take further actions as may be required by federal, state, or local authorities or that the Corporation determines is in the best interest of its members.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	Change
Net sales	$507,063	$625,386	(18.9%)	$1,393,224	$1,630,868	(14.6%)
Cost of sales	321,516	387,715	(17.1%)	880,754	1,030,993	(14.6%)
Gross profit	185,547	237,671	(21.9%)	512,470	599,875	(14.6%)
Selling and administrative expenses	146,785	176,731	(16.9%)	449,933	511,080	(12.0%)
Impairment and restructuring charges	—	284	NM	32,661	1,214	NM
Operating income	38,762	60,656	(36.1%)	29,876	87,581	(65.9%)
Interest expense, net	1,517	2,205	(31.2%)	5,271	6,795	(22.4%)
Income before income taxes	37,245	58,451	(36.3%)	24,605	80,786	(69.5%)
Income taxes	6,558	12,375	(47.0%)	5,259	17,878	(70.6%)
Net income (loss) attributable to non-controlling interest	(1)	(2)	NM	(3)	(2)	NM
Net income attributable to HNI Corporation	$30,688	$46,078	(33.4%)	$19,349	$62,910	(69.2%)

As a Percentage of Net Sales:
Net sales	100.0%	100.0%		100.0%	100.0%
Gross profit	36.6	38.0	-140 bps	36.8	36.8	0 bps
Selling and administrative expenses	28.9	28.3	60 bps	32.3	31.3	100 bps
Impairment and restructuring charges	—	0.0	0 bps	2.3	0.1	220 bps
Operating income	7.6	9.7	-210 bps	2.1	5.4	-330 bps
Income taxes	1.3	2.0	-70 bps	0.4	1.1	-70 bps
Net income attributable to HNI Corporation	6.1	7.4	-130 bps	1.4	3.9	-250 bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2020 decreased 18.9 percent compared to the same quarter last year. The change was driven by a decrease in the workplace furnishings segment, partially offset by an increase in the residential building products segment. Included in the sales results for the current quarter was a $2.4 million impact from acquiring residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 140 basis points in the third quarter of 2020 compared to the same quarter last year primarily driven by lower workplace furnishings volume, partially offset by volume growth in residential building products and net productivity.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 60 basis points in the third quarter of 2020 compared to the same quarter last year due to lower volume, partially offset by lower core SG&A spend and freight and distribution productivity.

Operating Income

In the third quarter of 2020, operating income was $38.8 million, compared to $60.7 million in the same quarter last year. The decrease was primarily driven by lower workplace furnishings volume, partially offset by year-over-year SG&A expense management, net productivity benefits, and volume growth in residential building products.

Interest Expense, Net

Interest expense, net for the third quarter of 2020 was $1.5 million, compared to $2.2 million in the same quarter last year. The decrease was driven by lower interest rates and reduced borrowings.

Income Taxes

The Corporation's income tax provision for the third quarter of 2020 was $6.6 million on income before taxes of $37.2 million, or an effective tax rate of 17.6 percent. For the third quarter of 2019, the Corporation's income tax provision was an expense of $12.4 million on income before taxes of $58.5 million, or an effective tax rate of 21.2 percent. The decreased rate was primarily due to the effect of tax credits on lower projected worldwide full year income. Refer to "Note 8. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $30.7 million, or $0.71 per diluted share in the third quarter of 2020, compared to $46.1 million or $1.07 per diluted share in the third quarter of 2019.

Results of Operations - Nine Months Ended

Net Sales

Consolidated net sales for the first nine months of 2020 decreased 14.6 percent compared to the same period last year. The change was driven by a 19.9 percent decrease in the workplace furnishings segment, partially offet by a 2.7 percent increase in the residential building products segment. Included in the sales results for the first nine months of 2020 was a $6.4 million impact from acquiring residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales remained flat in the first nine months of 2020 compared to the same period last year as lower volume was offset by net productivity and favorable price-cost.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 100 basis points in the first nine months of 2020 compared to the same period last year due to $5.0 million of one-time costs related to the COVID-19 pandemic and lower volume, partially offset by lower core SG&A spend.

Impairment and Restructuring Charges

During the first nine months of 2020, the Corporation recorded $32.7 million of impairment charges related to goodwill and intangible assets as a result of the COVID-19 pandemic and related economic disruption.

During the first nine months of 2019, the Corporation recorded $1.2 million of restructuring costs in connection with a structural realignment in the workplace furnishings segment.

Operating Income

In the first nine months of 2020, operating income was $29.9 million compared to operating income of $87.6 million in the same period last year. The decrease was driven by lower volume and $37.7 million of impairment charges and costs related to the COVID-19 pandemic and resulting economic disruption, partially offset by lower core SG&A spend, net productivity, and favorable price-cost.

Interest Expense, Net

Interest expense, net for the first nine months of 2020 was $5.3 million, compared to $6.8 million in the same period last year. The decrease was due to lower interest rates and borrowings, partially offset by lower interest income.

Income Taxes

The Corporation's income tax provision for the first nine months of 2020 was an expense of $5.3 million on income before taxes of $24.6 million, or an effective tax rate of 21.4 percent. For the first nine months of 2019, the Corporation's income tax provision was an expense of $17.9 million on income before taxes of $80.8 million, or an effective tax rate of 22.1 percent. The decrease was primarily due to the effect of tax credits on lower projected worldwide full year income. Refer to "Note 8. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $19.3 million, or $0.45 per diluted share in the first nine months of 2020, compared to net income attributable to the Corporation of $62.9 million or $1.44 per diluted share in the first nine months of 2019.

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	Change
Net sales	$353,361	$484,755	(27.1%)	$999,827	$1,247,778	(19.9%)
Operating profit (loss)	$16,826	$51,162	(67.1%)	$(8,619)	$68,180	(112.6%)
Operating profit (loss) %	4.8%	10.6%	-580 bps	(0.9%)	5.5%	-640 bps
Three Months Ended
Third quarter 2020 net sales for the workplace furnishings segment decreased 27.1 percent compared to the same quarter last year.

Operating profit as a percentage of net sales decreased 580 basis points in the third quarter of 2020 compared to the same quarter last year. The decrease was driven by lower volume, partially offset by net productivity and lower core SG&A spend.

Nine Months Ended
Net sales for the first nine months of 2020 for the workplace furnishings segment decreased 19.9 percent compared to the same period last year.

Operating profit (loss) as a percentage of net sales decreased 640 basis points in the first nine months of 2020 compared to the same period last year. In the current year period, the workplace furnishings segment recorded charges of $32.7 million related to the impairment of goodwill and intangible assets and $3.4 million of other costs related to the COVID-19 pandemic and related economic disruption. Additionally, segment results decreased compared to the same period last year due to by lower volume, partially offset by lower core SG&A spend, net productivity, and favorable price-cost.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	Change
Net sales	$153,702	$140,631	9.3%	$393,397	$383,090	2.7%
Operating profit	$30,197	$23,772	27.0%	$65,232	$54,743	19.2%
Operating profit %	19.6%	16.9%	270 bps	16.6%	14.3%	230 bps

Three months ended
Third quarter 2020 net sales for the residential building products segment increased 9.3 percent compared to the same quarter last year. Included in the sales results was a $2.4 million impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 270 basis points in the third quarter of 2020 compared to the same quarter last year. The increase was primarily driven by higher volume, favorable price-cost, lower core SG&A spend, and net productivity.

Nine months ended
Net sales for the first nine months of 2020 for the residential building products segment increased 2.7 percent compared to the same period last year. Included in the sales results was a $6.4 million impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 230 basis points in the first nine months of 2020 compared to the same period last year. The increase was primarily driven by favorable price-cost, net productivity, and lower core SG&A spend.

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

Cash Flow – Operating Activities
Operating activities were a source of $143.4 million of cash in the first nine months of 2020 compared to a source of $115.6 million of cash in the first nine months of 2019. The increase in operating cash flows was driven by favorable working capital activity.
Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of 2020 were $32.0 million compared to $50.2 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  For the full year 2020, capital expenditures are expected to be approximately $40 to $45 million.

Current year investing activities also include acquisition spending for residential building products distributors.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dividends per common share	$0.305	$0.305	$0.915	$0.905

During the third quarter, the Board declared the regular quarterly cash dividend on August 3, 2020. The dividend was paid on September 1, 2020 to shareholders of record on August 14, 2020.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support available cash flow; this initiative continues to be evaluated and there is currently no timeframe planned regarding resumption of share repurchases. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first nine months of 2020.

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

Looking Ahead

Management continues to anticipate near-term challenges in both volume and profit levels as the Corporation navigates the COVID-19 pandemic and related economic disruption. However, management expects fourth quarter 2020 sales to increase from third quarter 2020 levels, driven by improving recent order trends in both segments, strong housing construction activity which supports Residential Building Products sales growth, and an extra week in the fourth quarter fiscal calendar. Cash flows are anticipated to remain healthy, with net debt levels expected to be stable through fiscal year-end.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 26, 2020, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of September 26, 2020, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation did not repurchase any of its shares during the quarter. As of September 26, 2020, $158.3 million was authorized and available for the repurchases of shares by the Corporation.

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase program ("Program") announced November 9, 2007, provided a share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014 and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date.

No repurchase plans expired or were terminated during the third quarter of 2020, nor do any plans exist under which the Corporation does not intend to make further purchases. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. As announced in the April 6, 2020 COVID-19 response update, the Corporation temporarily suspended share repurchase activity to support available cash flow.

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 27, 2020	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer