Form 10-K
period 2021-01-02
HNI CORP
filed 2021-03-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				January 2, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:					1-14225

HNI Corporation
	Iowa					42-0617510
	(State of Incorporation)					(I.R.S. Employer No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
			(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2020 was $955,478,789 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 5, 2021, was 42,935,871.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 24, 2021 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the ''Corporation'', ''we'', ''us'', or ''our'') is an Iowa corporation incorporated in 1944.  The Corporation is a provider of workplace furnishings and residential building products.  Workplace furnishings include furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, office product distributors, e-Commerce retailers, and wholesalers but also directly to end-user customers and federal, state, and local governments.  Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets.  In fiscal 2020, the Corporation had net sales of $2.0 billion, of which $1.4 billion or 70 percent was attributable to workplace furnishing products and $0.6 billion or 30 percent was attributable to residential building products.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore.  See "Item 2. Properties" for additional related discussion.

The Corporation’s workplace furnishings segment includes several operating units, marketed under various brand names, that participate in the office furniture industry. These units include:
Allsteel Inc.
Design Holdings Inc.
Hickory Business Furniture LLC
HNI Hong Kong Limited (''Lamex'')
HNI Office India Limited ("HNI India")
Maxon Furniture Inc.
OFM LLC
The HON Company LLC

The Corporation’s residential building products segment includes the Hearth & Home Technologies LLC (''Hearth & Home'') operating unit. This unit, which participates in the hearth products industry, manufactures and markets products under various brand names. The retail and distribution brand for this operating unit is Fireside Hearth & Home.

For further information with respect to acquisitions, divestitures, operating segment information, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations", "Note 4. Acquisitions", and "Note 16. Reportable Segment Information".

Markets

The Corporation competes in the office furniture and hearth products markets principally by providing compelling value products designed to be among the best in their price range for product quality, performance, superior customer service, and short lead-times. This is made possible, in part, by the Corporation's on-going investment in brands, research and development, efficient manufacturing operations, and extensive distribution network.

Workplace Furnishings
The United States office furniture market consists of two primary channels — the contract channel and the small- and medium-sized business ("SMB") channel. The primary end-users for both channels are business customers. Increasingly during 2020, driven by the remote work environment caused by the COVID-19 pandemic, a portion of the Corporation's sales were to consumers utilizing the products in a work-from-home office environment. These sales were conducted through both the contract and SMB channels.

The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, or office redesigns. Sales to the contract channel are frequently customized to meet specific client and architect/designer preferences. End users generally purchase through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design. The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

The SMB channel, in which the Corporation is a market leader, primarily represents smaller orders of office furniture that are less likely to involve an architect or designer. Sales in this channel are driven on the basis of price, quality, selection, speed, and reliability of delivery. Independent dealers, national office product distributors, e-Commerce retailers, and wholesalers are the primary distribution channels in this market.

The office furniture industry is highly competitive, with a significant number of competitors offering similar products. The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service. The Corporation competes with large office furniture manufacturers, which cover a substantial portion of the North America market share in the contract-oriented office furniture market. Competitors include manufacturers such as Steelcase, Inc., Haworth, Inc., Herman Miller, Inc., Knoll, Inc., The Global Group, Kimball International, Inc., Krueger International, Inc., and Teknion Corporation, as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Residential Building Products
The Corporation also competes in the hearth products industry, where it is the market leader. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December timeframe. Distribution is primarily through independent and company-owned dealers, installing distributors, and retail outlets.

The hearth products industry is also highly competitive, with products manufactured by a number of national and regional competitors. The Corporation competes against a broad range of manufacturers, including Travis Industries, Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of workplace furnishings and residential building products.

The foundation of the Corporation’s strategy continues to be its distinct member-owner culture which has enabled HNI to attract, develop, retain, and motivate skilled, experienced, and efficient member-owners (i.e., employees), and which drives a unique level of commitment to the Corporation’s success. The Corporation aims to leverage this culture to enable profitable growth by focusing members’ efforts on the following three pillars:

•Customer-First Mindset (focus on the customer) – The journeys customers take buying and using workplace furnishings and residential building products continue to rapidly evolve — presenting new opportunities to better serve them. The key to capitalizing on these changes is a deep understanding of customers. To that end, the Corporation is broadening its involvement in and understanding of the entire customer journey, by investing in data analytics, digital assets, branding, e-Commerce capabilities, and market coverage. This customer-first mindset will allow the Corporation to identify and take advantage of new and developing market dynamics.

•Effortless Winning Experiences (simplify the buying process) – Customers continue to raise their expectations and demand more effortless experiences. Buying office furniture and hearth products can be complicated and time-consuming. The Corporation's work to deeply understand the customer, which incorporates technology and digital assets, will help customers more quickly and effortlessly navigate the buying process. The Corporation has scale, price point and product breadth, and resources to lead this charge.

•Own Operational Excellence (leverage our lean heritage) – All HNI member-owners embrace the principles of lean manufacturing. Members utilize Rapid Continuous Improvement (RCI), which scrutinizes every facet of the business to identify areas of waste, and then refine and streamline. RCI can be seen in action throughout the Corporation's value chain from the manufacturing floor to the administrative offices to the customer interactions, as members always look to find a better, more efficient, and more environmentally friendly approach. This focus on RCI benefits stakeholders as the Corporation consistently delivers productivity and cost savings that allow it to grow earnings and invest in the future.

Management believes that the skillful execution of these strategic initiatives will support robust organic sales growth, margin expansion, improved returns, and strong free cash flow, and position the Corporation for continued success.

Sales

Workplace Furnishings
The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of office panel system products, benching, tables, storage, and social collaborative products in order to meet the needs of a wide spectrum of organizations. The Corporation offers a variety of storage options designed either to be integrated into the Corporation's office systems products or to function as freestanding furniture in office applications. The Corporation's seating line includes chairs designed for all types of office work, including task seating, multi-purpose seating, and soft upholstery lounge. The chairs are available in a variety of frame colors, coverings, and a wide range of price points.

To meet the demands of various markets, the Corporation's products are sold primarily under the Corporation's brands:
HON®
Allsteel®
Beyond®
Gunlocke®
Maxon®
HBF®
OFM®
RespawnTM
Lamex®
HNI India®

The Corporation sells its products through various distribution channels. A summary of each channel is as follows:

•Independent, local office products dealers that specialize in the sale of office furniture and/or office products to business, government, education, and health care entities.
•National office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices. These distributors also sell through on-line and retail office products stores.
•e-Commerce focused resellers that sell a wide array of business and consumer products to commercial and non-commercial customers. Orders are fulfilled both by the Corporation and/or directly by the e-Commerce reseller from inventory held in their facilities.
•Wholesalers that serve as distributors of the Corporation's products to independent dealers and national office products distributors. These wholesalers maintain inventories of standard product lines for quick delivery to customers.
•Direct sales of products to federal, state, and local government offices or in certain circumstances a lead selling relationship with an end-user.

The Corporation's workplace furnishings sales force consists of sales managers, salespersons, and independent manufacturers' representatives who collectively provide national sales coverage. Sales managers and salespersons are compensated by a combination of salary and variable performance compensation.

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

Residential Building Products
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

Hearth & Home sells its products through independent dealers, distributors, and Corporation-owned installing distribution and retail outlets. The Corporation has a field sales organization of sales managers, salespersons, and independent manufacturers' representatives.

Largest Customers
In fiscal 2020, the Corporation's five largest customers represented approximately 22 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2020, and management does not consider the Corporation's operations or financial performance to be dependent on any individual customer.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

Resources

Manufacturing
The Corporation manufactures workplace furnishings in Georgia, Iowa, New York, North Carolina, China, and India. The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, and most items are generally available from multiple sources. Major raw materials include coil steel, aluminum, zinc, castings, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, shipping cartons, foam, and fiberglass.

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

	2020	2019	2018
Research and development investments	$35,318	$34,699	$33,420

Intellectual Property
As of January 2, 2021, the Corporation owned 101 United States and 122 foreign patents with expiration dates through 2042 and had applications pending for 25 United States and 43 foreign patents.  In addition, the Corporation holds 183 United States and 397 foreign trademark registrations and has applications pending for 9 United States and 11 foreign trademarks.  The Corporation believes neither any individual workplace furnishings patent nor the Corporation's workplace furnishings patents in the aggregate are material to the Corporation's business as a whole.

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

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation's trademarks in the aggregate would materially or adversely affect the Corporation's business as a whole, except for HON®, Allsteel®, Heat & Glo®, and Heatilator®.

Government Regulation

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material, the emission of pollutants from its operations, and the remediation of contamination associated with releases of hazardous substances used in the past.  Although the Corporation believes it is compliant with the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Corporation’s staff works with responsible personnel at each manufacturing facility, the Corporation’s legal counsel, and consultants on the management of environmental, health, and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

The Corporation has expanded its Corporate Social Responsibility commitment and has become a signatory to the UN Global compact, joined RE100 and committed to 100 percent renewable electricity annually by 2030, and set aggressive science-based carbon emission reduction goals aligned with the 2015 Paris Agreement. To support these goals, the Corporation has established metrics to divert waste from landfill, reduce energy use, and lower greenhouse gas emissions from its operations. The Corporation is also committed to reducing the impacts of its product through evaluations of design and development, and suppliers and supply chain performance.  Integrating these sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for all members.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have material effect in the near future.  Although, there is no assurance, and environmental requirements or technology could change.

Human Capital

The Corporation strives to attract exceptional talent to its workforce while integrating diversity and inclusion principles in its hiring and retention process.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and talented members. An important part of the Corporation's member-owner culture is fostering a safe, respectful, fair, and inclusive environment that promotes diversity and inclusion. Each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a profit-sharing retirement plan. These ownership opportunities drive a unique level of commitment to the Corporation’s success throughout the workforce. Members own approximately 6 percent of the Corporation's stock through these plans.

As of January 2, 2021, the Corporation employed approximately 7,700 persons, 7,500 of whom were full-time and 200 of whom were temporary personnel.

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

INDUSTRY AND ECONOMIC RISKS

Unfavorable economic and industry factors could adversely affect the Corporation's business, operating results, or financial condition.

Workplace furnishings industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, small business confidence, commercial construction, and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, stay-at-home orders, travel restrictions, and other measures taken to limit spread of COVID-19 have resulted in a significant decrease in worker attendance at their office location, leading to an adverse impact on the demand for workplace furnishings.

Residential building products industry sales are impacted by a variety of macroeconomic factors including housing starts, housing inventory, overall employment levels, interest rates, home affordability, consumer confidence, energy costs, disposable income, and changing demographics. Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence residential building products industry revenues. Deterioration of economic conditions or a slowdown in the homebuilding industry and the hearth products market could decrease demand for residential building products and have additional adverse effects on operating results.

A deterioration of economic conditions in the Corporation's key international markets, including China and India, could have adverse effects on the Corporation's international workplace furnishings sales and operating results.

Deteriorating economic conditions could affect the Corporation's business significantly, including: reduced demand for products; insolvency of independent dealers resulting in increased provisions for credit losses; insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of products; and decreased customer demand, including order delays or cancellations. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and residential and non-residential commercial construction often decrease, which typically leads to a decrease in demand for workplace furnishings and residential building products.

The workplace furnishings and residential building products industries are highly competitive and, as a result, the Corporation may not be successful in winning new business.

Both the workplace furnishings and residential building products industries are highly competitive. Many of the Corporation's competitors in both industries offer similar products.  Competitive factors include price, delivery and service, brand recognition, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers.  In both industries, most of the top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders.  The Corporation's main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage, which could make it difficult to win new business.

In both the workplace furnishings and residential building products industries, the Corporation faces price competition from competitors and from new market entrants who may manufacture and source products from lower cost countries.  Price competition impacts the ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins and adversely affect future financial performance.

Changes in industry dynamics, including demand and order patterns from customers, distribution changes, or the loss of a significant number of dealers, could adversely affect the Corporation's business, operating results, or financial condition.

Consolidation among the Corporation's customers may result in a smaller number of large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in average selling prices. In addition, further consolidations may lead to fluctuations in revenue, increases in costs to meet demands of large customers, and pressure to accept onerous contract terms, and the Corporation's business, financial condition, and operating results could be harmed.

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

In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While the Corporation is not significantly dependent on any single dealer, if dealers go out of business or are restructured, the Corporation may suffer losses as they may not be able to pay the Corporation for products previously delivered to them. The adverse economic and operational effects of COVID-19 increase these risks.

The loss of a dealer relationship could also negatively affect the Corporation's ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a substantial number of dealer relationships could cause significant difficulties for the business in marketing and distributing the Corporation's products, resulting in a decline in sales.

Evolving trade policy between the United States and other countries may have an adverse effect on the Corporation's business and results of operations.

The Corporation has a global supply chain for raw materials and components used in workplace furnishings and residential building products. Actions taken by the United States government to apply tariffs on certain products and materials, could have long-term impacts on existing supply chains. The situation could impact the competitive environment depending on the severity and duration of current and future policy changes. This may manifest in additional costs on the business, including costs with respect to raw materials and components upon which the business depends. The increased costs have lowered and could further lower profit margins as the Corporation may be challenged in effectively increasing the prices of its products, and its business and results of operations may be adversely affected.

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

Fluctuations in the price, availability, and quality of the commodities, raw materials, and components could have an adverse effect on costs of sales, profitability, and ability to meet customers' demand.  The Corporation sources commodities, raw materials, and components from domestic and international suppliers for both the workplace furnishings and residential building products.  From both domestic and international suppliers, the cost, quality, and availability of commodities, raw materials, and components, including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, The onset of the COVID-19 pandemic, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism, and political unrest or instability.  These factors could lead to further price volatility or supply interruptions in the future.  Profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

The Corporation relies primarily on third-party freight and transportation providers to deliver products to customers. Increasing demand for freight providers and a shortage of qualified drivers may cause delays in shipments and increase the cost to ship its products, which may adversely affect profitability. The Corporation also imports and exports products and components, primarily using container ships, which load and unload through North American ports. Capacity-related and/or port-caused delays in the shipment or receipt of products and components, including labor disputes, could cause delayed receipt of products and components. While these risks are ever present, the COVID-19 pandemic has and continues to cause such delays, leading to manufacturing disruptions, increased expense from current and alternate shipping methods, or the inability to meet customer delivery expectations, which may adversely affect sales and profitability.

STRATEGIC AND OPERATIONAL RISKS

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

To meet the changing needs of customers and keep pace with market trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance, the Corporation regularly introduces new workplace furnishings and residential building products.  The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors.  The design and engineering of certain new products varies but can extend beyond a year; further time may be required to achieve client acceptance.  The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high quality products consistent with the Corporation's image and customers' needs.  Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

The Corporation’s financial condition and results of operation have been and are expected to continue to be adversely affected by the recent coronavirus outbreak.

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, the COVID-19 pandemic has surfaced in all regions around the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant economic disruption both globally and in the United States. Such economic disruption has resulted and is expected to continue to result in a decrease in demand for workplace furnishings, and in turn create a material negative impact on the Corporation’s business, sales, financial condition, and results of operations. Other impacts of the COVID-19 pandemic may include, but are not limited to:

•disruptions to our manufacturing facilities and distribution centers, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for social distancing, additional cleaning, and disinfection procedures;
•the inability or impairment of independent dealers, wholesalers, and office product distributors to sell the Corporation’s products; and
•adverse impacts to the Corporation's supply chain, which may increase operating costs and result in supply disruptions.

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

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise, the ability to produce or deliver products. Several of the Corporation's production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River, and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the results of operations and business conditions. Further, several of the Corporation's production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect operations and business conditions. Members are an integral part of the business and events including an epidemic such as COVID-19 have reduced, and could negatively impact, the availability of members reporting for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation's computer system could adversely affect the ability to receive and process customers' orders, procure materials, manufacture products and ship products on a timely basis, which could adversely affect relations with customers and potentially reduce customer orders from customers or result in the loss of customers.

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

One of the Corporation's growth strategies is to supplement its organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into operations. In addition, acquisitions and alliances involve a number of risks, including:

•diversion of management’s attention;
•difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;
•potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;
•negative impact on member morale and performance as a result of job changes and reassignments;
•reallocation of amounts of capital from other operating initiatives or an increase in leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict the ability to access additional capital when needed or to pursue other important elements of the business strategy;
•inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition;
•possible tax costs or inefficiencies associated with integrating the operations of a combined company; and
•incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect the financial results.

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

Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist.  In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation's goodwill or intangible assets to be impaired, the Corporation could be required to recognize additional non-cash impairment charges, which would adversely affect the results of operations. See "Note 6. Goodwill and Other Intangible Assets" for information on impairment charges recorded in 2020.

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

The Corporation manufactures, markets, and sells products in international markets, including China and India.

The Corporation's international sales and operations are subject to a number of additional risks, including:

•social and political turmoil, official corruption, and civil and labor unrest;
•restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;
•changes in labor laws and regulations affecting the ability to hire, retain, or dismiss employees;
•the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;
•the failure of the Corporation's compliance programs and internal training to prevent violations of the United States Foreign Corrupt Practices Act and similar anti-bribery laws;
•preference for locally branded products and laws and business practices favoring local competition;
•less effective protection of intellectual property and increased possibility of loss due to cyber-theft;
•unfavorable business conditions or economic instability in any country or region;
•infrastructure disruptions;
•potentially conflicting cultural and business practices;
•difficulty in obtaining distribution and support; and
•changes to border taxes or other international tax reforms.

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

Additionally, the Corporation primarily sells products and reports the financial results in United States dollars; however, increased business in countries outside the United States creates exposure to fluctuations in foreign currency exchange rates.  Paying expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of United States dollars, which may affect profits.  In the future, any foreign currency appreciation relative to the United States dollar would increase expenses that are denominated in that currency.  Additionally, as the Corporation reports currency in the United States dollar, the financial position is affected by the strength of the currencies in countries where the Corporation has operations relative to the strength of the United States dollar.

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

The Corporation periodically reviews foreign currency exposure and evaluates whether it should enter into hedging transactions. As of the date of this report and for the period presented, the Corporation has not utilized any currency hedging instruments.

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

The Corporation relies upon information technology networks and systems to process, transmit, and store electronic information, as well as to manage numerous aspects of the business and provide information to management.  Additionally, the Corporation collects and stores sensitive data of its customers, suppliers, and members in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to natural events and malicious activity. Though the Corporation attempts to detect and prevent these incidents, it may not be successful.  In addition, the Corporation is subject to data privacy and other similar laws in various jurisdictions. If the Corporation is the target of a cybersecurity attack, computer virus, physical or electronic break-in or similar disruption resulting in unauthorized disclosure of sensitive data of customers, suppliers, and members, the Corporation may be required to undertake costly notification procedures. The Corporation may also be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Any disruption of information technology networks or systems, or access to or disclosure of information stored in or transmitted by systems, could result in legal claims and damages and loss of intellectual property or other proprietary information.

The Corporation's results of operations and earnings may not meet guidance or expectations.

The Corporation frequently provides public guidance on the expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in other public filings and public statements, and is based necessarily on assumptions made at the time the Corporation provides such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet its guidance or the expectations of investment analysts or if the Corporation reduces its guidance for future periods, the market price of common stock could decline significantly.

LEGAL AND REGULATORY RISKS

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

FINANCING RISKS
Restrictions imposed by the terms of the Corporation's debt agreements limit the Corporation's operating and financial flexibility.
The Corporation's credit facility and other financing arrangements limit the ability of the Corporation to finance operations, service debt, or engage in other business activities that may be in its interests.  Specifically, the debt agreements restrict its ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted, sell, lease, license, or dispose of any assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements.  The debt agreements also require the Corporation to maintain certain financial covenants.

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

In July 2017, the Financial Conduct Authority ("FCA"), a regulatory body in the United Kingdom, announced that it will no longer require banks to submit rates for LIBOR after 2021. On December 4, 2020, the FCA announced a consultation to extend the cessation date for certain tenors of USD LIBOR to June 2023. Such extension will apply to the USD LIBOR rates currently referenced in the Corporation's respective financial agreements.
At this time the Corporation cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

The Corporation's capital requirements depend on many factors, including its need for capital improvements, tooling, research and development, and acquisitions. To the extent existing capital and future cash flows are insufficient to meet these requirements and cover any losses, the Corporation may need to raise additional funds through financings or curtail its growth and reduce the Corporation's assets. Future borrowings or financings may not be available under the credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, Canada, China, Hong Kong, India, Mexico, Dubai, Taiwan, and Singapore, which house manufacturing, distribution, and retail operations and offices, totaling an aggregate of approximately 8.5 million square feet.  Of this total, approximately 2.9 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient equipment, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation's principal manufacturing and distribution facilities (200,000 square feet in size or larger) are as follows:

Location	Approximate Square Feet	Owned or Leased	Description of Use
Cedartown, Georgia	550,000	Owned	Manufacturing workplace furnishings (1)
Dongguan, China	373,000	Leased	Manufacturing workplace furnishings (1)
Garland, Texas	211,000	Leased	Warehousing workplace furnishings
Hickory, North Carolina	206,000	Owned	Manufacturing workplace furnishings (1)
Lake City, Minnesota	242,000	Owned	Manufacturing residential building products
Mechanicsburg, Pennsylvania	252,000	Leased	Warehousing workplace furnishings
Mt. Pleasant, Iowa	378,000	Owned	Manufacturing residential building products (1)
Muscatine, Iowa	273,000	Owned	Manufacturing workplace furnishings
Muscatine, Iowa	540,000	Owned	Manufacturing workplace furnishings (1)
Muscatine, Iowa	810,000	Owned	Manufacturing workplace furnishings (1)
Muscatine, Iowa	238,000	Owned	Manufacturing workplace furnishings
Nagpur, India	355,000	Owned	Manufacturing workplace furnishings
Wayland, New York	716,000	Owned	Manufacturing workplace furnishings (1)
(1)Also includes a regional warehouse/distribution center

Other facilities total approximately 3.4 million square feet, of which approximately 2.1 million square feet are leased. Approximately 2.1 million square feet are used for the selling, manufacturing, and distribution of workplace furnishings, approximately 1.2 million square feet are used for the selling, manufacturing, and distribution of residential building products, and approximately 0.1 million square feet are used for corporate administration.

There are no major encumbrances on Corporation-owned properties.  Refer to the Property, Plant, and Equipment section in "Note 2. Summary of Significant Accounting Policies" for related cost, accumulated depreciation, and net book value data.

Item 3.  Legal Proceedings

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims.  It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period. For more information regarding legal proceedings, see "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about our Executive Officers

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	48	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016	Senior Vice President, Sales and Operations, Hearth & Home Technologies (2014-2016)
Steven M. Bradford	63	None	Senior Vice President, General Counsel and Secretary	2015
Marshall H. Bridges	51	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018); Vice President, Finance, HNI Contract Furniture Group (2014-2017)
B. Brandon Bullock	43	None	President, The HON Company	2018	Advanced Development and Innovation Leader, Whirlpool Corporation (2017-2018);
Global Platform Leader and General Manager, Microwaves, Hong Kong, Whirlpool Corporation (2016-2017);
					General Manager, Air and Water Platforms, Whirlpool Corporation (2014-2016)
Jason D. Hagedorn	47	None	President, Allsteel, Inc.	2020	VP & GM, Product Strategy and Finance, HNI Corporation (2017-2020); VP, Product Management & Development, Allsteel (2015-2017)
Jeffrey D. Lorenger	55	None	Chairman President and Chief Executive Officer	2020 2017	President, Office Furniture, HNI Corporation (2017-2018); Executive Vice President, HNI Corporation (2014-2017); President, HNI Contract Furniture Group (2014-2017)
Donna D. Meade	55	None	Vice President, Member and Community Relations	2014
Kurt A. Tjaden	57	None	President, HNI International Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017)

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of January 2, 2021, the Corporation had 5,533 shareholders of record.

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

Issuer Purchases of Equity Securities:

The Corporation did not repurchase any of its shares during the fourth quarter of fiscal 2020.

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase program ("Program") announced November 9, 2007, provided a share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014 and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date. As of January 2, 2021, $158.3 million was authorized and available for the repurchases of shares by the Corporation. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the fourth quarter of fiscal 2020, and no plans are currently in place under which further purchases are not intended.

Item 6. Selected Financial Data

Intentionally omitted.

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

Overview

The Corporation has two reportable segments: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products).  In the second quarter of 2020, the Corporation rebranded its reportable segments, with no impact on the Corporation’s consolidated financial statements or disclosures. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products.  The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models.  The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.
Consolidated net sales for 2020 decreased 13.0 percent compared to the prior year.  The change was due to a 19.5 percent decrease in the workplace furnishings segment, partially offset by a 7.3 percent increase in the residential building products segment. The acquisition of residential building products distributors resulted in a $9.4 million increase compared to 2019.

Net income attributable to the Corporation in 2020 was $41.9 million compared to net income of $110.5 million in 2019. The change was primarily driven by $45.6 million of impairments and costs related to the COVID-19 pandemic and related economic disruption and lower workplace furnishings volume, partially offset by net productivity, lower core SG&A, and higher residential building products volume.

On December 31, 2020, the Corporation acquired Design Public Group ("DPG"), a leading e-Commerce distributor of high-design furniture and accessories for the office and home. DPG brings a digitally native organization with skills and capabilities to help the Corporation accelerate its digital and e-Commerce initiatives. DPG's platform will support the Corporation's traditional distribution models and allow for increased reach to a broader consumer group that increasingly purchases furniture online. Due to the timing of the transaction, DPG had no net sales or expenses included in the Corporation's Consolidated Statement of Comprehensive Income for fiscal 2020. DPG's provisional purchase price allocation recorded as of January 2, 2021 is included in the Corporation's workplace furnishings segment. See "Note 4. Acquisitions" in the Notes to the Consolidated Financial Statements for additional information.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	2020	2019	Change
Net sales	$1,955,363	$2,246,947	(13.0)%
Cost of sales	1,234,243	1,413,185	(12.7)%
Gross profit	721,120	833,762	(13.5)%
Selling and administrative expenses	620,927	680,049	(8.7)%
Restructuring and impairment charges	38,818	2,371	NM
Operating income	61,375	151,342	(59.4)%
Interest expense, net	6,990	8,628	(19.0)%
Income before income taxes	54,385	142,714	(61.9)%
Income tax expense	12,466	32,211	(61.3)%
Net income (loss) attributable to non-controlling interest	2	(2)	200.0%
Net income attributable to HNI Corporation	$41,917	$110,505	(62.1)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	36.9	37.1	-20	bps
Selling and administrative expenses	31.8	30.3	150	bps
Restructuring and impairment charges	2.0	0.1	190	bps
Operating income	3.1	6.7	-360	bps
Income tax expense	0.6	1.4	-80	bps
Net income attributable to HNI Corporation	2.1	4.9	-280	bps

Net Sales

Consolidated net sales for 2020 decreased 13.0 percent compared to the prior year.  The change was driven by a decrease in the workplace furnishings segment, partially offset by an increase in the residential building products segment. Included in the 2020 sales results was a $9.4 million favorable impact from acquiring residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 20 basis points in 2020 compared to 2019, primarily driven by lower workplace furnishings volume, partially offset by net productivity and higher residential building products volume.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 150 basis points in 2020 compared to 2019, primarily driven by $6.8 million of one-time costs incurred as a result of the COVID-19 pandemic (of which $1.6 million was recorded as a corporate charge) and lower workplace furnishings volume, partially offset by lower core SG&A and freight and distribution productivity.

Selling and administrative expenses include freight expense for shipments to customers, research and development costs, and amortization of intangible assets.  Refer to "Note 2. Summary of Significant Accounting Policies" and "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information regarding the comparative expense levels for these items.

Restructuring and Impairment Charges

In 2020, the Corporation recorded $38.8 million of impairment charges related to goodwill, intangibles, and other assets in the workplace furnishings segment as a result of the COVID-19 pandemic and related economic disruption. Refer to "Note 6.

Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements for further information regarding impairment testing and charges.

In 2019, the Corporation recorded $2.4 million of restructuring costs primarily associated with structural realignments in the workplace furnishings segment.

Operating Income

For 2020, operating income decreased 59.4 percent to $61.4 million compared to $151.3 million in 2019. The change was primarily driven by $45.6 million of impairments and costs related to the COVID-19 pandemic and related economic disruption and lower workplace furnishings volume, partially offset by net productivity, lower core SG&A, and higher residential building products volume.

Interest Expense, Net

Interest expense, net was $7.0 million and $8.6 million in 2020 and 2019, respectively. The decrease was due to lower interest rates and reduced borrowings, partially offset by lower interest income.

Income Taxes

The following table summarizes the Corporation's income tax provision (in thousands):

	2020	2019
Income before income taxes	$54,385	$142,714
Income tax expense	$12,466	$32,211
Effective tax rate	22.9%	22.6%

The income tax provision reflects a higher rate in 2020 compared to 2019 primarily due to the non-deductibility of foreign losses for which valuation allowances have been recorded. In addition, there was an asset impairment charge recorded related to foreign operations that was not deductible for tax purposes and which resulted in an increase in the overall tax rate. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $41.9 million or $0.98 per diluted share in 2020 compared to $110.5 million or $2.54 per diluted share in 2019.

Comparison of Fiscal Year Ended December 28, 2019 with the Fiscal Year Ended December 29, 2018

To review commentary for the consolidated and segment-level results of operations comparison of the fiscal year ended December 28, 2019 with the fiscal year ended December 29, 2018, please refer to Item 7 of our Form 10-K filed February 25, 2020 with the Securities and Exchange Commission, or follow the link below:

https://www.sec.gov/ix?doc=/Archives/edgar/data/48287/000004828720000045/a2019form10-k.htm

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	2020	2019	Change
Net sales	$1,365,711	$1,697,186	(19.5)%
Operating profit (loss)	$(4,972)	$103,894	(104.8)%
Operating profit (loss) %	(0.4)%	6.1%	-650	bps

Net sales in 2020 for the workplace furnishings segment decreased 19.5 percent compared to 2019.

Operating profit (loss) as a percentage of net sales decreased 650 basis points in 2020 compared to 2019.  In the current year, the workplace furnishings segment recorded charges of $38.8 million related to the impairment of goodwill, intangibles and other assets and $5.2 million of other costs related to the COVID-19 pandemic and related economic disruption. Additionally, segment results decreased compared to the prior year due to lower volume, partially offset by net productivity and lower core SG&A spend.

In 2019, the workplace furnishings segment recorded $2.4 million of restructuring costs and $0.2 million of transition costs primarily associated with structural realignments. Specific items incurred include severance and member relocation costs.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	2020	2019	Change
Net sales	$589,652	$549,761	7.3%
Operating profit	$109,321	$94,329	15.9%
Operating profit %	18.5%	17.2%	130	bps

Net sales in 2020 for the residential building products segment increased 7.3 percent compared to 2019. Included in the 2020 sales results was a $9.4 million favorable impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 130 basis points in 2020 compared to 2019. The increase was primarily driven by higher volume and favorable price-cost, partially offset by higher variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $117.8 million at the end of 2020, compared to $53.2 million at the end of 2019.  These funds, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full $450 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants. As of the end of 2020, $3.3 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Cash Flow – Operating Activities
Operating activities were a source of $214.5 million of cash in 2020, compared to a source of $219.4 million cash in 2019.  The lower cash generation compared to the prior year was primarily due to decreased earnings, partially offset by changes in working capital. Changes in working capital balances resulted in a $24.2 million source of cash in 2020 compared to a $3.3 million use of cash in the prior year.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory.  Management believes recorded trade receivable valuation allowances at the end of 2020 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 2.7 percent and 1.3 percent at the end of fiscal years 2020 and 2019, respectively. The Corporation’s inventory turns were 8.2 and 8.8 for fiscal years 2020 and 2019, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $41.8 million in 2020 and $66.9 million in 2019.  These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. The Corporation anticipates capital expenditures for 2021 in an estimated range of $55 million to $65 million.

In 2020, the investing activities reflected a net cash outflow of $58.3 million related to the acquisition of Design Public Group and three residential building products distributors. See "Note 4. Acquisitions" in the Notes to Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows (in dollars):

	2020	2019
Common shares	$1.22	$1.21

The last quarterly dividend increase was from $0.295 to $0.305 per common share effective with the June 3, 2019 dividend payment for shareholders of record at the close of business on May 17, 2019.  The average dividend payout percentage for the most recent three-year period has been 53 percent of prior year earnings or 29 percent of prior year cash flow from operating activities.

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

Contractual Obligations

The following table discloses the Corporation's obligations and commitments to make future payments, by period, under contracts (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt obligations, including estimated interest (1)	$7,056	$86,192	$57,389	$55,317	$205,954
Finance lease obligations	1,696	2,869	1,784	—	6,349
Operating lease obligations	22,292	29,499	16,397	12,403	80,591
Purchase obligations (2)	65,280	4,429	1,895	1,554	73,158
Other long-term obligations (3)	2,990	17,794	2,840	24,716	48,340
Total	$99,314	$140,783	$80,305	$93,990	$414,392
(1)Interest has been included for all debt at the fixed or variable rate in effect as of January 2, 2021, as applicable. See "Note 7. Long-Term Debt" in the Notes to Consolidated Financial Statements for further information.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase.
(3)Other long-term obligations represent payments due to members who are participants in the Corporation’s deferred and long-term incentive compensation programs, liability for unrecognized tax liabilities, deferred payroll taxes, and contribution and benefit payments expected to be made pursuant to the Corporation’s post-retirement benefit plans.  It should be noted the obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Corporation.  The disclosure of contributions and benefit payments has been limited to 10 years, as information beyond this time period was not available. Other long-term obligations of $35.9 million, primarily insurance allowances and long-term warranty, are not included in the table above due to the Corporation's inability to predict their timing.

Litigation and Uncertainties

See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

Looking Ahead

Management continues to anticipate near-term challenges as the Corporation navigates the COVID-19 pandemic and related economic disruption. However, cash flows are anticipated to remain healthy, with net debt levels expected to be stable.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflects its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Goodwill
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist.  Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

The Corporation reviews goodwill at the reporting unit level within its workplace furnishings and residential building products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation generally relies on an average of the income approach and the market approach. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates. Additionally, the Corporation compares the estimated aggregate fair value of its reporting units to its overall market capitalization.

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

The key to recoverability of goodwill is the forecast of economic conditions and its impact on future revenues, operating profit, and cash flows.  Management’s projection for the United States office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the impact and timeframe of the COVID-19 pandemic, the U.S housing market, credit availability, borrowing rates, and overall consumer confidence.  In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional goodwill impairment charges.

In 2020, the Corporation determined that goodwill recorded at three smaller reporting units in the workplace furnishings segment was fully impaired as a result of the COVID-19 pandemic and resulting economic disruption, and thus a material amount of impairment charges was incurred in the aggregate. In 2019, management considered these three reporting units to contain a higher risk of impairment due to the results of previous impairment tests that showed a smaller difference between fair value and carrying value, relative to the Corporation's other reporting units. Furthermore, as discussed in "Note 4. Acquisitions" in the Notes to Consolidated Financial Statements, the Corporation acquired several businesses in the current year, which resulted in a material addition of goodwill. Newly acquired goodwill assigned to a new reporting unit is considered to have a higher valuation risk, relative to goodwill assigned to reporting units which have historically had a large excess of fair value over carrying value.

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages. The Corporation’s policy is to accrue amounts in accordance with the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as the number or severity of claims and magnitude of change in actual experience development could cause these estimates to change in the near term.

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

As of January 2, 2021, the Corporation had $75 million of debt outstanding under the Corporation's $450 million revolving credit facility, which bore variable interest based on one month LIBOR. As of January 2, 2021, the Corporation had an interest rate swap agreement in place to fix the interest rate on $75 million of the Corporation's revolving credit facility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent instead of LIBOR. As of January 2, 2021 the Corporation had no borrowings on the revolving credit facility in excess of the amount covered by the interest rate swap agreement. The Corporation may utilize additional borrowings over the course of the year, which will be subject to the variable borrowings rate as defined.

The Corporation monitors market interest rate risk exposures. As the Corporation holds no borrowings subject to variable interest rate exposure as of January 2, 2021, there is not current exposure given the current borrowings outstanding. The impacts of any hypothetical changes in interest rates will be directly correlated to any necessary future borrowings above the current levels outstanding.

For information related to the Corporation’s long-term debt, refer to "Note 7. Long-Term Debt" in the Notes to Consolidated Financial Statements.  For information related to the Corporation's interest rate swap activity, refer to "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation currently does not have significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning.  The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas.  The cost of wood particleboard can be impacted by industry capacity changes as well as changes in input and transportation costs.  All of these materials are impacted increasingly by global market conditions.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Margins have been negatively impacted in the past due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as a risk to the business.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K.  As of January 2, 2021, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In December 2020, the Corporation acquired Design Public Group (see Note 4). Due to the timing of the transaction, management has excluded Design Public Group from the annual assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. Design Public Group represents approximately 4 percent of consolidated total assets and none of the consolidated net sales of the Corporation as of and for the year ended January 2, 2021.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 24, 2021 (the "2021 Proxy Statement") is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2021 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Ethics" of the 2021 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2021 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Beneficial Ownership of the Corporation's Stock" and "Equity Compensation Plan Information" of the 2021 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2021 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the caption "Audit and Non-Audit Fees" of the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2020 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Second Amended and Restated By-laws of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 7, 2018)
(4.1)	Description of Securities of HNI Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)
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
(10.20)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.22)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.23)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.24)	Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement*+

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(24)	Powers of Attorney (included on the signatures page of this Annual Report on Form 10-K)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
(101)	The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan.
+    Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: March 2, 2021	By:	/s/ Jeffrey D. Lorenger
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

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	March 2, 2021
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 2, 2021
Marshall H. Bridges

/s/ Mary A. Bell	Director	March 2, 2021
Mary A. Bell

/s/ Miguel M. Calado	Director	March 2, 2021
Miguel M. Calado

/s/ Cheryl A. Francis	Director	March 2, 2021
Cheryl A. Francis

/s/ John R. Hartnett	Director	March 2, 2021
John R. Hartnett

/s/ Mary K. W. Jones	Director	March 2, 2021
Mary K. W. Jones

/s/ Larry B. Porcellato	Lead Director	March 2, 2021
Larry B. Porcellato

/s/ Dhanusha Sivajee	Director	March 2, 2021
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	March 2, 2021
Abbie J. Smith

/s/ Ronald V. Waters, III	Director	March 2, 2021
Ronald V. Waters, III

Management Report on Internal Control Over Financial Reporting

Management of HNI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  HNI Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  HNI Corporation’s internal control over financial reporting includes those written policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HNI Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of HNI Corporation are being made only in accordance with authorizations of management and directors of HNI Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management's report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In December 2020, the Corporation acquired Design Public Group (see Note 4). Due to the timing of the transaction, management has excluded Design Public Group from the annual assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. Design Public Group represents approximately 4 percent of consolidated total assets and none of the consolidated net sales of the Corporation as of and for the year ended January 2, 2021.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2021.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 2, 2021, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of January 2, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended January 2, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Design Public Group during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021, Design Public Group’s internal control over financial reporting associated with total assets of approximately 4% and total revenues of $0 included in the consolidated financial statements of the Company as of and for the year ended January 2, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Design Public Group.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for Leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, “Leases” as of 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Workers’ compensation and product liabilities

As discussed in Note 2 to the consolidated financial statements, the Company reported general, auto, product, and workers’ compensation liabilities of $25.7 million. The Company is primarily self-insured and actuarial valuations are used to determine the liabilities. Those valuations are based in part on certain assumptions about legal actions and the magnitude of change in actual experience development.

We identified the evaluation of the Company’s workers’ compensation and product liabilities as a critical audit matter because of the inherent uncertainty in the amounts that will ultimately be paid to settle these claims. Assessing the Company’s estimate of the workers’ compensation and product liabilities involved assumptions that included uncertainty about legal actions and the magnitude of change in actual experience development. In addition, professionals with specialized skills and knowledge were needed to evaluate the actuarial methods and assumptions used to develop estimated liabilities.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the development of workers’ compensation and product liabilities. Specifically, this included controls over the Company’s review of the methods and assumptions used to determine the liabilities. We confirmed with the Company’s legal counsel about the likelihood and magnitude of outstanding claims and legal actions. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•evaluating the qualifications of the external actuarial specialists
•examining methods, procedures, certain assumptions, and judgments used by the external actuarial specialists for consistency with accepted actuarial methods and procedures
•comparing the Company’s workers’ compensation and product liabilities to ranges of reserves independently developed based on assumptions independently determined by our actuarial professionals.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
March 2, 2021

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share data)

	2020	2019	2018
Net sales	$1,955,363	$2,246,947	$2,257,895
Cost of sales	1,234,243	1,413,185	1,422,857
Gross profit	721,120	833,762	835,038
Selling and administrative expenses	620,927	680,049	691,140
Restructuring and impairment charges	38,818	2,371	15,725
Operating income	61,375	151,342	128,173
Interest expense, net	6,990	8,628	9,448
Income before income taxes	54,385	142,714	118,725
Income tax expense	12,466	32,211	25,399
Net income	41,919	110,503	93,326
Less: Net income (loss) attributable to non-controlling interest	2	(2)	(51)
Net income attributable to HNI Corporation	$41,917	$110,505	$93,377

Average number of common shares outstanding – basic	42,689	43,101	43,639
Net income attributable to HNI Corporation per common share – basic	$0.98	$2.56	$2.14
Average number of common shares outstanding – diluted	42,956	43,495	44,328
Net income attributable to HNI Corporation per common share – diluted	$0.98	$2.54	$2.11

Foreign currency translation adjustments	$1,841	$61	$(3,004)
Change in unrealized gains (losses) on marketable securities, net of tax	265	251	(24)
Change in pension and post-retirement liability, net of tax	(920)	(2,833)	2,701
Change in derivative financial instruments, net of tax	(2,266)	(1,953)	339
Other comprehensive income (loss), net of tax	(1,080)	(4,474)	12
Comprehensive income	40,839	106,029	93,338
Less: Comprehensive income (loss) attributable to non-controlling interest	2	(2)	(51)
Comprehensive income attributable to HNI Corporation	$40,837	$106,031	$93,389
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands)

	January 2, 2021	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$116,120	$52,073
Short-term investments	1,687	1,096
Receivables	207,971	278,124
Allowance for doubtful accounts	(5,514)	(3,559)
Inventories	137,811	163,465
Prepaid expenses and other current assets	37,660	37,635
Total Current Assets	495,735	528,834

Property, Plant, and Equipment:
Land and land improvements	29,691	29,394
Buildings	293,708	295,517
Machinery and equipment	578,643	581,225
Construction in progress	17,750	20,881
	919,792	927,017
Less accumulated depreciation	553,835	545,510
Net Property, Plant, and Equipment	365,957	381,507

Right-of-use - Finance Leases	6,095	2,129
Right-of-use - Operating Leases	70,219	72,883

Goodwill and Other Intangible Assets	458,896	445,709

Deferred Income Taxes	607	176

Other Assets	20,523	21,274

Total Assets	$1,418,032	$1,452,512
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except par value)

	January 2, 2021	December 28, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$413,638	$453,202
Current maturities of long-term debt	841	790
Current maturities of other long-term obligations	2,990	1,931
Current lease obligations - Finance	1,589	563
Current lease obligations - Operating	19,970	22,219
Total Current Liabilities	439,028	478,705

Long-Term Debt	174,524	174,439

Long-Term Lease Obligations - Finance	4,516	1,581
Long-Term Lease Obligations - Operating	53,249	58,233

Other Long-Term Liabilities	81,264	67,990

Deferred Income Taxes	74,706	87,196

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
January 2, 2021 - 42,919 shares; December 28, 2019 - 42,595 shares	42,919	42,595

Additional paid-in capital	38,659	19,799
Retained earnings	517,994	529,723
Accumulated other comprehensive income (loss)	(9,153)	(8,073)
Total HNI Corporation shareholders' equity	590,419	584,044

Non-controlling interest	326	324

Total Equity	590,745	584,368

Total Liabilities and Equity	$1,418,032	$1,452,512
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, December 30, 2017	$43,354	$7,029	$467,296	$(3,611)	$509	$514,577
Comprehensive income:
Net income (loss)	—	—	93,377	—	(51)	93,326
Other comprehensive income (loss), net of tax	—	—	—	12	—	12
Change in ownership of non-controlling interest	—	—	(43)	—	(132)	(175)
Cash dividends; $1.170 per share	—	—	(51,085)	—	—	(51,085)
Common shares – treasury:
Shares purchased	(755)	(24,033)	(4,636)	—	—	(29,424)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	983	35,045	—	—	—	36,028
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	110,505	—	(2)	110,503
Other comprehensive income (loss), net of tax	—	—	—	(3,735)	—	(3,735)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $1.210 per share	—	—	(52,232)	—	—	(52,232)
Common shares – treasury:
Shares purchased	(2,286)	(44,424)	(37,197)	—	—	(83,907)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,299	46,182	—	—	—	47,481
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income	—	—	41,917	—	2	41,919
Other comprehensive income (loss), net of tax	—	—	—	(1,080)	—	(1,080)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(231)	—	—	(231)
Cash dividends; $1.220 per share	—	—	(52,096)	—	—	(52,096)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	538	23,848	—	—	—	24,386
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	2020	2019	2018
Net Cash Flows From (To) Operating Activities:
Net income	$41,919	$110,503	$93,326
Non-cash items included in net income:
Depreciation and amortization	77,683	77,427	74,788
Other post-retirement and post-employment benefits	1,472	1,475	1,767
Stock-based compensation	7,827	6,830	7,317
Reduction in carrying amount of right-of-use assets	22,997	22,936	—
Deferred income taxes	(12,005)	6,750	3,197
Impairment of goodwill and intangible assets	39,580	—	12,168
Other – net	3,064	5,607	2,360
Net increase (decrease) in operating assets and liabilities, net of divestitures	24,204	(3,280)	(10,729)
Increase (decrease) in other liabilities	7,728	(8,868)	2,236
Net cash flows from (to) operating activities	214,469	219,380	186,430

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(32,296)	(60,826)	(55,648)
Proceeds from sale of property, plant, and equipment	299	327	23,767
Acquisition spending, net of cash acquired	(58,258)	—	(2,850)
Capitalized software	(9,506)	(6,059)	(8,048)
Purchase of investments	(4,222)	(6,702)	(2,676)
Sales or maturities of investments	3,611	4,845	3,100
Other – net	—	5,520	1,135
Net cash flows from (to) investing activities	(100,372)	(62,895)	(41,220)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(83,179)	(215,934)	(348,987)
Proceeds from long-term debt	83,309	141,035	323,075
Dividends paid	(52,096)	(52,232)	(51,085)
Purchase of HNI Corporation common stock	(6,764)	(83,887)	(30,452)
Proceeds from sales of HNI Corporation common stock	8,064	30,473	19,606
Other – net	616	(686)	(3,896)
Net cash flows from (to) financing activities	(50,050)	(181,231)	(91,739)

Net increase (decrease) in cash and cash equivalents	64,047	(24,746)	53,471
Cash and cash equivalents at beginning of period	52,073	76,819	23,348
Cash and cash equivalents at end of period	$116,120	$52,073	$76,819
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
January 2, 2021

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of office furniture and hearth products.  Refer to "Note 16. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information.  In the second quarter of 2020, the Corporation rebranded its segments to workplace furnishings (formerly office furniture) and residential building products (formerly hearth products). These changes clarify how and where the Corporation's products are used, and are intended to reduce confusion. These changes did not impact the Corporation's consolidated financial statements or disclosures. Workplace furnishings products include panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Residential building products include a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America, and the Caribbean. The Corporation also manufactures and markets office furniture in Asia, primarily China and India.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31.  Fiscal year 2020 ended on January 2, 2021, fiscal year 2019 ended on December 28, 2019, and fiscal year 2018 ended on December 29, 2018. The financial statements for fiscal year 2020 are on a 53-week basis, while 2019 and 2018 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	January 2, 2021			December 28, 2019
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$1,687	$11,912	$—	$1,096	$11,566
Equity investment	—	—	1,500	—	—	1,500
Cash and money market accounts	116,120	—	—	52,073	—	—
Total	$116,120	$1,687	$13,412	$52,073	$1,096	$13,066

The following table summarizes the amortized cost basis of the debt securities (in thousands):

	January 2, 2021	December 28, 2019
Amortized cost basis of debt securities	$13,143	$12,542

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities.

Receivables
The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account.  In the second quarter of 2020 the Corporation adjusted its method for determining the allowance for doubtful accounts in response to the COVID-19 pandemic. The impact of this adjustment was not material to the financial statements. The adoption of ASU No. 2016-13 did not significantly impact the Corporation's accounting policies or estimation methods related to the allowance for doubtful accounts. The following table summarizes the change in the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Current period provision	Amounts written off	Recoveries and other adjustments	Balance at end of period
Year ended January 2, 2021	$3,559	$3,625	$(1,685)	$15	$5,514
Year ended December 28, 2019	$3,867	$508	$(1,099)	$283	$3,559
Year ended December 29, 2018	$1,904	$2,440	$(461)	$(16)	$3,867

Inventories
The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 2, 2021	December 28, 2019
Finished products	$98,527	$118,633
Materials and work in process	70,264	75,526
Last-in, first-out ("LIFO") allowance	(30,980)	(30,694)
Total inventories	$137,811	$163,465

Inventory valued by the LIFO costing method	75%	65%

During 2020 and 2019, inventory quantities were reduced at certain reporting units.  This reduction resulted in a liquidation of LIFO inventory quantities carried at higher or lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.6 million in 2020 and $2.2 million in 2019. If the FIFO method had been in use, inventories would have been $31.0 million and $30.7 million higher than reported as of January 2, 2021 and December 28, 2019, respectively.

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

	2020	2019	2018
Depreciation expense	$53,420	$53,022	$51,063

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

The Corporation reviews goodwill at the reporting unit level within its workplace furnishings and residential building products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units. In estimating the fair value, the Corporation relies on an average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	January 2, 2021	December 28, 2019
Trade accounts payable	$190,527	$227,557
Compensation	49,439	53,147
Profit sharing and retirement expense	26,414	28,264
Marketing expenses	31,969	46,344
Freight	15,288	15,998
Customer deposits	21,101	8,628
Other accrued expenses	78,900	73,264
	$413,638	$453,202

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

Activity associated with warranty obligations was as follows (in thousands):

	2020	2019	2018
Balance at beginning of period	$15,865	$15,450	$15,388
Accruals for warranties issued during period	9,380	11,035	12,316
Adjustments related to pre-existing warranties	127	906	351
Settlements made during the period	(9,263)	(11,526)	(12,605)
Balance at end of period	$16,109	$15,865	$15,450

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	January 2, 2021	December 28, 2019
Current - in the next twelve months	$5,918	$7,940
Long-term - beyond one year	10,191	7,925
	$16,109	$15,865

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

Performance Obligations - The Corporation recognizes revenue for sales of workplace furnishings and residential building products at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment of the product. In certain circumstances, transfer of control to the customer does not occur until the goods are received by the customer or upon installation and/or customer acceptance, depending on the terms of the underlying contracts. Contracts typically have a duration of less than one year and normally do not include a significant financing component. Generally, payment is due within 30 days of invoicing.

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

Accounting Policies and Practical Expedients:

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

Implementation of ASU No. 2016-02 increased retained earnings by $3.0 million, primarily resulting from the recognition of the remaining deferred gain on a 2018 sale-leaseback transaction directly into retained earnings as a transitional adjustment. The Corporation recognized $73.8 million in ROU assets and $82.0 million in lease liabilities as a result of the implementation of this standard.

Accounting Policies and Practical Expedients:

•The Corporation has made an accounting election by class of underlying assets to not separate non-lease components of a contract from the lease components to which they relate for all classes of assets except for embedded leases.
•The Corporation has elected not to restate prior period financial statements for the effects of the new standard. Required ASC 840 disclosures for periods prior to 2019 have been provided.
•The Corporation has elected not to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.
•The Corporation has elected for all asset classes to not recognize ROU assets and lease liabilities for leases that at the acquisition date or business combination date have a remaining lease term of twelve months or less.

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

	2020	2019	2018
Research and development costs	$35,318	$34,699	$33,420

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows (in thousands):

	2020	2019	2018
Freight expense	$98,417	$123,667	$134,190

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes cost over the requisite service period.  See "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	2020	2019	2018
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$41,917	$110,505	$93,377
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,689	43,101	43,639
Potentially dilutive shares from stock-based compensation plans	267	394	689
Denominator for diluted EPS	42,956	43,495	44,328
Earnings per share – basic	$0.98	$2.56	$2.14
Earnings per share – diluted	$0.98	$2.54	$2.11

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	2020	2019	2018
Common stock equivalents excluded because their inclusion would be anti-dilutive	3,110	2,131	1,508

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

The general, auto, product, and workers’ compensation liabilities are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows (in thousands):

	January 2, 2021	December 28, 2019
General, auto, product, and workers' compensation liabilities	$25,666	$26,233

The preceding table excludes self-insured member health benefits liabilities of $6.0 million and $5.6 million as of January 2, 2021 and December 28, 2019, respectively.

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

Foreign Currency Translations
Foreign currency financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations.  Related translation adjustments are reported as a component of Shareholders' Equity.  Immaterial gains and losses on foreign currency transactions are included in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income.

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

The Corporation adopted Topic 326 in the first quarter of fiscal 2020 using a modified retrospective transition approach. The adoption resulted in a cumulative effect decrease to retained earnings of $0.1 million to reflect a change in the allowance for doubtful accounts. Additionally, Topic 326 requires the allowance for doubtful accounts (contra-asset) to be presented separately in the Consolidated Balance Sheets. No other financial line items were materially impacted by the adoption. See Receivables section of "Note 2. Summary of Significant Accounting Policies" for additional information regarding the Corporation's methodology for determining the allowance for doubtful accounts.

Topic 326 also introduced new accounting and reporting requirements related to available-for-sale debt securities, including consideration of whether an allowance for credit losses should be established. The Corporation has determined that such an allowance is not required with respect to its available-for-sale debt security portfolio. See "Note 9. Fair Value Measurements" for fair value information of the Corporation's available-for sale debt securities and where such are recorded in the Consolidated Balance Sheets. Immaterial amounts of accrued interest receivable related to the Corporation's portfolio are recorded in "Prepaid expenses and other current assets" and "Other assets".

Reclassifications
Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	2020	2019	2018
Systems and storage	$741,183	$951,965	$1,015,900
Seating	489,342	583,245	598,722
Other	135,186	161,976	91,470
Total workplace furnishings	1,365,711	1,697,186	1,706,092

Residential building products	589,652	549,761	551,803
	$1,955,363	$2,246,947	$2,257,895
Sales by product category are subject to similar economic factors and market conditions. See “Note 16. Reportable Segment Information” in the Notes to Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation's products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities. Contract assets and contract liabilities were as follows (in thousands):

	January 2, 2021	December 28, 2019
Trade receivables (1)	$207,971	$278,124
Contract assets (current) (2)	$761	$857
Contract assets (long-term) (3)	$2,486	$2,700
Contract liabilities (4)	$53,070	$54,972

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended January 2, 2021 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$358	$—
Reclassification of contract assets to contra-revenue	(668)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(122,501)
Contract liabilities paid	—	136,876
Cash received in advance and not recognized as revenue	—	(82,251)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	76,047
Impact of business acquisition	—	(6,269)
Net change	$(310)	$1,902

Changes in contract asset and contract liability balances during the year ended December 28, 2019 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$1,313	$—
Reclassification of contract assets to contra-revenue	(473)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(147,830)
Contract liabilities paid	—	138,015
Cash received in advance and not recognized as revenue	—	(67,938)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	67,639
Net change	$840	$(10,114)
Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended January 2, 2021 that was included in the December 28, 2019 contract liabilities balance was $8.6 million. The amount of revenue recognized during the year ended December 28, 2019 that was included in the December 29, 2018 contract liabilities balance was $8.3 million.

Note 4. Acquisitions

During the year ended January 2, 2021, the Corporation acquired three residential building products distribution businesses, in January 2020, March 2020 and June 2020. All transactions were structured as asset acquisitions and were consummated entirely in cash. The aggregate purchase price was approximately $11 million, and includes $10.3 million of goodwill, which is tax deductible. The purchase accounting is complete, and the remaining assets and liabilities acquired were not material.

On December 31, 2020, the Corporation acquired Design Public Group ("DPG"), a leading e-Commerce distributor of high-design furniture and accessories for the office and home. This transaction, which was structured as an asset acquisition and consummated entirely in cash of approximately $50 million, aligns with the Corporation's long-term strategies related to digital and e-Commerce initiatives. Due to the timing of the transaction, DPG had no net sales or expenses included in the Corporation's Consolidated Statement of Comprehensive Income for fiscal 2020. DPG's preliminary assets and liabilities are included in the Corporation's workplace furnishings segment, and preliminary goodwill, which is expected to be tax-deductible, is assigned to its own reporting unit.

The provisional DPG purchase price allocation and estimated amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Inventories	$1,058
Prepaid expenses and other current assets	381
Accounts payable and accrued expenses	(8,299)
Goodwill	39,800
Customer lists	9,700	6 years
Software	3,800	4 years
Trade names	3,400	10 years
Other intangible assets	200	3 years
Total net assets	$50,040

The provisional purchase accounting remains open with respect to the valuation of intangible assets, goodwill, and working capital. The valuation analysis requires the use of complex management estimates and assumptions such as future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, intangible assets and goodwill are recorded based on preliminary assumptions, and the Corporation has not obtained all of the information necessary to finalize the determination of fair values of intangible assets. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation in the first half of 2021.

All acquisitions in the current year were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities.

Note 5. Supplemental Cash Flow Information

The Corporation's cash payments for interest, income taxes, and non-cash investing and financing activities are as follows (in thousands):

	2020	2019	2018
Cash paid for:
Interest, net of capitalized interest	$7,472	$9,867	$9,882
Income taxes	$31,441	$21,181	$11,465
Changes in accrued expenses due to:
Purchases of property and equipment	$6,406	$(8,476)	$5,895
Purchases of capitalized software	$223	$653	$(2,497)

Note. 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 2, 2021	December 28, 2019
Goodwill	$292,434	$270,820
Definite-lived intangible assets	139,863	146,040
Indefinite-lived intangible assets	26,599	28,849
Total goodwill and other intangible assets	$458,896	$445,709

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 29, 2018
Goodwill	$128,645	$186,662	$315,307
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 29, 2018	$84,269	$186,519	$270,788

Foreign currency translation adjustment	32	—	32

Balance as of December 28, 2019
Goodwill	128,677	186,662	315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	$84,301	$186,519	$270,820

Goodwill acquired during the year	39,800	10,314	50,114
Impairment losses	(28,500)	—	(28,500)

Balance as of January 2, 2021
Goodwill	168,477	196,976	365,453
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of January 2, 2021	$95,601	$196,833	$292,434

Goodwill acquired in 2020 was the result of the Corporation's acquisition of DPG and three residential building products distributors. See "Note 4. Acquisitions" for additional information.

See Impairment Analysis section below for additional information regarding goodwill impairment recorded in 2020.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets (in thousands):

	January 2, 2021			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$—	$—	$—	$40	$40	$—
Software	182,127	78,619	103,508	176,836	67,541	109,295
Trademarks and trade names	9,964	3,546	6,418	7,564	3,381	4,183
Customer lists and other	91,002	61,065	29,937	104,004	71,442	32,562
Net definite-lived intangible assets	$283,093	$143,230	$139,863	$288,444	$142,404	$146,040

In the first quarter of 2020, the Corporation recorded impairment charges of $0.6 million and $8.2 million, related to definite-lived trade names and customer lists, respectively, in the workplace furnishings segment.

The table above includes the estimated fair values of software, trademarks and trade names, and customer lists and other identified intangible assets acquired through business combinations in 2020. See "Note 4. Acquisitions" for additional information.

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	2020	2019	2018
Capitalized software	$19,313	$18,130	$17,109
Other definite-lived intangibles	$4,950	$6,275	$6,615

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2021	2022	2023	2024	2025
Amortization expense	$27.4	$24.4	$20.3	$18.1	$16.4

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets (in thousands):

	January 2, 2021	December 28, 2019
Trademarks and trade names	$26,599	$28,849

In the first quarter of 2020, the Corporation recorded an impairment charge of $2.3 million, related to an indefinite-lived trade name in the workplace furnishings segment. The remaining immaterial change in the indefinite-lived intangible assets balances shown above is related to foreign currency translation impacts.

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist.

First Quarter 2020
At the end of the first quarter of 2020, the Corporation determined that a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill, indefinite-lived intangible assets, and long-lived asset groups related to three smaller reporting units in the workplace furnishings segment. This determination was made considering the reduced sales and profitability projections for these reporting units, driven by the advent of the COVID-19 pandemic and related economic disruption. Management also considered the relative difference between the fair values and carrying values of the respective reporting units and indefinite-lived intangible assets in the most recent prior annual test performed during the fourth quarter of 2019. For the Corporation's remaining reporting units, management determined that the likelihood of the current fair value being less than the current carrying value was remote, and thus no quantitative impairment testing was performed.

As a result of the long-lived asset impairment testing, it was determined the carrying value of one long-lived asset group was not recoverable based on an analysis of the undiscounted estimated future cash flows of the group. Consequently, the Corporation recorded charges of $0.6 million and $8.2 million to fully impair the carrying values of a definite-lived trade name and customer list, respectively, within this asset group.

As a result of the indefinite-lived intangible asset impairment testing, it was determined the carrying value of one of the Corporation's indefinite-lived trade names exceeded the estimated fair value. Therefore, a $2.3 million impairment charge was recorded to reduce the carrying value to estimated fair value of $5.3 million. The fair value of this trade name is considered a Level 3 measurement which utilizes a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved include the estimated near-term revenue growth (ranging from -28 percent to +12 percent), long-term growth rate (3 percent), royalty rate (2 percent), and discount rate (16 percent).

For the goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approach. Projections used in the impairment models reflected management's assumptions regarding revenue growth rates, economic and market trends including deterioration from the COVID-19 pandemic, cost structure, investments required for product enhancements, and other expectations about the anticipated short-term and long-term operating results of the reporting units. As a result of the impairment testing, two reporting units were determined to have carrying values in excess of their fair values, resulting in goodwill impairment charges of $14.1 million and $7.5 million, respectively. These two reporting units have no remaining goodwill. The third reporting unit, which has goodwill of $6.9 million, was determined to have a fair value that exceeded carrying value by approximately 21 percent.

Fourth Quarter 2020
In the fourth quarter of 2020, the Corporation performed the required annual goodwill impairment assessment, and determined the carrying value of a smaller reporting unit in the workplace furnishings segment was in excess of its estimated fair value, resulting in a $6.9 million goodwill impairment charge. Following the impairment charge, this reporting unit has no remaining goodwill. The impairment testing utilized a combination of both a discounted cash flows approach and market approach. Projections used in the impairment model reflected management's assumptions regarding revenue growth rates, economic and market trends including continued demand softness from the current COVID-19 pandemic, cost structure, investments required for product enhancements, and other expectations about the anticipated short-term and long-term operating results of the reporting unit (Level 3 measurements). Key inputs and assumptions involved include the estimated near-term revenue growth (ranging from 12 to 18 percent), long-term growth rate (4 percent), and discount rate (16 percent). The impairment charge was driven by the continuing impact of the COVID-19 pandemic and a slower and more inconsistent recovery of customer demand for office furniture and related products in the markets served by this reporting unit, relative to management's previous projections. Management also performed impairment testing in the fourth quarter of 2020 with respect to the indefinite-lived intangible asset and long-lived assets held at this unit. No impairment was identified related to these assets.

The estimated fair values of each of the Corporation's other reporting units subjected to the goodwill impairment test in the fourth quarter of 2020 were concluded to be significantly in excess of their carrying values.

Note 7. Long-Term Debt

Long-term debt is as follows (in thousands):

	January 2, 2021	December 28, 2019
Revolving credit facility with interest at a variable rate (January 2, 2021 - 1.2%; December 28, 2019 - 2.8%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	841	790
Deferred debt issuance costs	(476)	(561)
Total debt	175,365	175,229
Less: Current maturities	841	790
Long-term debt	$174,524	$174,439

Aggregate maturities of long-term debt are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Maturities of long-term debt	$—	$—	$75,000	$—	$50,000	$50,000

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at January 2, 2021 was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $122 million at January 2, 2021.

As of January 2, 2021, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.6 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of January 2, 2021, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of January 2, 2021 the debt issuance costs balance of $0.5 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of January 2, 2021, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$18,365	$20,122	$15,663
State	6,030	5,418	4,877
Foreign	146	662	936
Current provision	24,541	26,202	21,476
Deferred:
Federal	(9,100)	4,140	4,002
State	(2,395)	1,634	1,320
Foreign	(580)	235	(1,399)
Deferred provision	(12,075)	6,009	3,923
Total income tax expense	$12,466	$32,211	$25,399

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows (in thousands):

	2020	2019	2018
Federal statutory tax expense	$11,420	$29,970	$24,943
State taxes, net of federal tax effect	2,387	5,159	3,997
Credit for increasing research activities	(3,891)	(4,050)	(3,950)
Valuation allowance	1,264	98	(1,141)
Goodwill impairment	1,453	—	—
Equity based compensation	106	639	(666)
Change in uncertain tax positions	(335)	(357)	766
Foreign income tax rate differential	(44)	596	124
Other – net	106	156	1,326
Total income tax expense	$12,466	$32,211	$25,399

During the third quarter of 2020, the 2019 federal income tax return was completed resulting in a $0.4 million benefit related to a change in estimate of research and development credits and propane fuel credits, partially offset by changes in executive compensation deductions and other items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred Taxes
Allowance for doubtful accounts	$1,228	$746
Compensation	7,187	7,243
Inventory differences	2,725	1,445
Marketing accrual	885	1,238
Stock-based compensation	8,494	7,680
Accrued post-retirement benefit obligations	6,676	6,287
Vacation accrual	2,896	2,687
Warranty accrual	4,185	3,842
Net operating loss carryforward	6,654	4,522
Capital loss carryforward	2,012	2,011
Lease liability	16,392	17,212
Payroll deferral	4,114	—
Other – net	9,290	8,916
Total deferred tax assets	$72,738	$63,829
Deferred income	(4,743)	(4,838)
Goodwill and other intangible assets	(48,934)	(54,951)
Prepaid expenses	(6,454)	(6,867)
Right of use asset	(16,626)	(16,251)
Tax over book depreciation	(58,556)	(57,682)
Total deferred tax liabilities	$(135,313)	$(140,589)
Valuation allowance	(11,524)	(10,260)
Total net deferred tax liabilities	$(74,099)	$(87,020)

Long-term net deferred tax assets	607	176
Long-term net deferred tax liabilities	(74,706)	(87,196)
Total net deferred tax liabilities	$(74,099)	$(87,020)

The valuation allowance for deferred tax assets is as follows (in thousands):

	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended January 2, 2021	$10,260	$1,264	$—	$11,524
Year ended December 28, 2019	$7,153	$98	$3,009	$10,260
Year ended December 29, 2018	$8,664	$(839)	$(672)	$7,153

The current year increase in the valuation allowance of $1.3 million primarily relates to an increase of other foreign tax net operating losses, partially offset by a partial release of a valuation allowance related to anticipated foreign net operating loss utilization.

As of January 2, 2021, the Corporation had approximately $0.3 million of United States state tax net operating losses and $1.1 million of United States state tax credits, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019
Balance at beginning of period	$2,578	$2,937
Increases in positions taken in a prior period	53	14
Decreases in positions taken in a prior period	—	(127)
New positions taken in a current period	364	562
Decrease due to lapse of statute of limitations	(768)	(808)
Balance at end of period	$2,227	$2,578

The amount of unrecognized tax benefits, which would impact the Corporation's effective tax rate, if recognized, was $2.2 million as of January 2, 2021 and $2.6 million as of December 28, 2019.

As of January 2, 2021, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation.  It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods.  The expenses and liabilities recorded for interest and penalties as of and for the years ended January 2, 2021 and December 28, 2019 are immaterial.

Tax years 2017 through 2019 remain open for examination by the Internal Revenue Service ("IRS"). Tax years 2015 through 2019, and 2014 through 2019 remain open for examination in various state and foreign jurisdictions, respectively.  The Corporation is not currently under examination.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of January 2, 2021
Cash and cash equivalents (including money market funds) (1)	$116,120	$116,120	$—	$—
Government securities (2)	$6,371	$—	$6,371	$—
Corporate bonds (2)	$7,228	$—	$7,228	$—
Derivative financial instruments - liability (4)	$2,328	$—	$2,328	$—
Deferred stock-based compensation (5)	$7,207	$—	$7,207	$—

Balance as of December 28, 2019
Cash and cash equivalents (including money market funds) (1)	$52,073	$52,073	$—	$—
Government securities (2)	$6,339	$—	$6,339	$—
Corporate bonds (2)	$6,323	$—	$6,323	$—
Derivative financial instruments - asset (3)	$276	$—	$276	$—
Deferred stock-based compensation (5)	$7,503	$—	$7,503	$—

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

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$31	$(132)	$(5,630)	$2,120	$(3,611)
Other comprehensive income (loss) before reclassifications	(3,004)	(31)	3,531	1,488	1,984
Tax (expense) or benefit	—	7	(830)	(350)	(1,173)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(799)	(799)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	61	318	(2,254)	(1,739)	(3,614)
Tax (expense) or benefit	—	(67)	606	403	942
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(1,063)	(1,063)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	1,439	335	(1,162)	(3,242)	(2,630)
Tax (expense) or benefit	—	(70)	242	759	931
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	402	—	—	217	619
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, concurrent with the termination of a previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023. As of January 2, 2021, the fair value of the Corporation's interest rate swap liability was $2.3 million. The unrecognized change in value of the interest rate swap, which includes the unamortized gain on the termination of the previous interest rate swap, is reported net of tax as $(1.8) million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2020	2019	2018
Derivative financial instruments
Interest rate swap	Interest expense, net	$(278)	$1,392	$1,045
	Income tax expense	61	(329)	(246)
Foreign currency translation
Foreign entity reorganization	Selling and administrative expenses	$(402)	$—	$—
	Net of tax	$(619)	$1,063	$799
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

Common stock was issued under the Director Plans as follows:

	2020	2019	2018
Director Plan issued shares of common stock	37,833	37,269	27,745

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	2020	2019	2018
Dividends per common shares	$1.22	$1.21	$1.17

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

	2020	2019	2018
Shares of common stock issued	92,701	76,041	74,020
Average price per share	$25.30	$30.67	$32.19

An additional 500,522 shares were available for issuance under the 2017 MSPP as of January 2, 2021.

The Corporation has entered into change in control employment agreements with certain officers.  According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution.  Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans.  If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President, and Chief Executive Officer) annual salary and the average of the prior two years' bonuses.

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	2020	2019	2018
Shares repurchased	214,200	2,286,200	755,221
Average price per share	$29.83	$36.70	$38.96

Cash purchase price	$(6,390)	$(83,907)	$(29,424)
Purchases unsettled as of quarter end	—	374	354
Prior year purchases settled in current year	(374)	(354)	(1,382)
Shares repurchased per cash flow	$(6,764)	$(83,887)	$(30,452)

As of January 2, 2021, approximately $158.3 million of the Board's current repurchase authorization remained unspent. In 2020, in response to the COVID-19 pandemic, the Corporation temporarily suspended share repurchase activity to support available cash flow.

Note 11. Stock-Based Compensation

Under the Corporation’s 2017 Stock-Based Compensation Plan (the "Plan"), effective May 9, 2017, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon shareholder approval of the Plan in May 2017, no future awards were granted under the Corporation’s 2007 Stock-Based Compensation Plan, but all outstanding awards previously granted under that plan shall remain outstanding in accordance with their terms.  As of January 2, 2021, there were approximately 1.6 million shares available for future issuance under the Plan.  The Plan is administered by the Human Resources and Compensation Committee of the Board.  Forms of awards issued under the Plan include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

RSUs awarded under the Plan prior to 2020 generally cliff-vest after three years, while RSUs awarded starting in 2020 generally vest ratably over three years. PSUs were awarded starting in 2020, and generally vest at the end of a three year period, subject to a performance metric based on the Corporation's cumulative profitability during the period. PSUs and RSUs awarded starting in 2020 generally accrue cash dividends during the vesting periods, with payment made when earned shares are distributed to participants. Stock options awarded to members under the Plan must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees' requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to PSUs is periodically adjusted for the probable number of shares to be awarded at the end of the three year performance period.

Compensation cost charged against operations for the Plan and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements was as follows (in thousands):

	2020	2019	2018
Compensation cost	$7,827	$6,830	$7,317

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows (in thousands):

	2020	2019	2018
Income tax benefit	$1,925	$1,545	$1,582

RSUs
The following table summarizes the changes in RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 30, 2017	37,000	$38.38
Granted	23,224	40.44
Vested	(12,000)	51.54
Forfeited	(2,500)	28.90
Nonvested as of December 29, 2018	45,724	$36.49
Granted	10,000	36.05
Vested	(24,823)	33.30
Forfeited	(9,289)	40.22
Nonvested as of December 28, 2019	21,612	$38.41
Granted	173,766	36.78
Vested	(6,968)	40.77
Forfeited	(5,930)	37.50
Nonvested as of January 2, 2021	182,480	$36.80

As of January 2, 2021, there was $1.5 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 0.9 years. The total value of shares vested was as follows (in thousands):

	2020	2019	2018
Value of shares vested	$284	$827	$618

PSUs
The following table summarizes the changes in PSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 28, 2019	—	$—
Granted	157,266	37.64
Vested	—	—
Forfeited	(9,440)	38.08
Nonvested as of January 2, 2021	147,826	$37.62

As of January 2, 2021, there was $0.8 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 1.1 years.

Stock Options
Stock-based compensation expense related to stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	2019	2018
Expected term	5 years	5 years
Expected volatility (weighted-average)	33.86%	34.12%
Expected dividend yield (weighted-average)	2.98%	2.97%
Risk-free interest rate (weighted-average)	2.52%	2.66%

There were no stock options granted in 2020.

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

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 30, 2017	3,562,284	$34.63
Granted	788,301	38.53
Exercised	(647,759)	26.28
Forfeited or Expired	(75,821)	38.36
Outstanding as of December 29, 2018	3,627,005	$36.89
Granted	637,763	39.64
Exercised	(921,900)	30.29
Forfeited or Expired	(120,143)	39.29
Outstanding as of December 28, 2019	3,222,725	$39.24
Exercised	(188,734)	29.24
Forfeited or Expired	(27,813)	42.38
Outstanding as of January 2, 2021	3,006,178	$39.84

A summary of the Corporation’s non-vested stock options and changes during the year are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 28, 2019	1,602,573	$10.32
Vested	(385,648)	9.36
Forfeited	(21,608)	10.60
Non-vested as of January 2, 2021	1,195,317	$10.62

As of January 2, 2021, there was $1.2 million of unrecognized compensation cost related to stock option awards, which the Corporation expects to recognize over a weighted-average period of 1.0 years.

Information about stock options expected to vest or currently exercisable is as follows:

	January 2, 2021
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value ($000s)
Expected to vest	1,138,149	$40.57	7.4	$1,514
Exercisable	1,810,861	$39.38	4.8	$—

Other information for the last three years is as follows (in thousands):

	2020	2019	2018
Total fair value of options vested	$3,608	$11,470	$7,204
Total intrinsic value of options exercised	$1,527	$5,981	$8,917
Cash received from exercise of stock options	$5,519	$27,926	$17,021
Tax benefit realized from exercise of stock options	$376	$1,353	$1,928
Weighted-average grant-date fair value of options granted	$—	$9.84	$9.72

Deferred Compensation
The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented (in thousands):

	January 2, 2021	December 28, 2019
Current maturities of other long-term obligations	$1,490	$850
Other long-term liabilities	8,649	9,740
Total deferred compensation	$10,139	$10,590

Total fair-market value of deferred compensation	$7,207	$7,503

Note 12. Retirement Benefits

The Corporation has a defined contribution retirement plan covering substantially all members.

The Corporation's annual contribution to the plan is based on member eligible earnings. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contribution (in thousands):

	2020	2019	2018
Stock contribution	$6,870	$7,237	$7,174
Cash contribution	19,941	21,171	21,413
Total annual contribution	$26,811	$28,408	$28,587

Note 13. Post-Retirement Health Care

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

The following table sets forth the activity and reporting location of the benefit obligation and plan assets (in thousands):

	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$21,818	$19,552
Service cost	777	680
Interest cost	675	795
Benefits paid	(1,204)	(1,607)
Actuarial loss	1,337	2,398
Benefit obligation at end of year	$23,403	$21,818
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,204	1,607
Transferred out	—	—
Benefits paid	(1,204)	(1,607)
Fair value at end of year	$—	$—
Funded Status of Plan	$(23,403)	$(21,818)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,039	$1,081
Non-current liabilities	$22,364	$20,737

Amounts recognized in Accumulated Other Comprehensive Income (Loss) (before tax) consist of:
Actuarial loss	$3,701	$2,384

Change in Accumulated Other Comprehensive Income (before tax):
Amount disclosed at beginning of year	$2,384	$(14)
Actuarial loss	1,337	2,398
Amortization of transition amount	(20)	—
Amount disclosed at end of year	$3,701	$2,384

Estimated future benefit payments are as follows (in thousands):

Fiscal 2021	$1,039
Fiscal 2022	$1,031
Fiscal 2023	$1,034
Fiscal 2024	$1,034
Fiscal 2025	$1,060
Fiscal 2026 – 2030	$6,128
Expected contributions are as follows (in thousands):

Fiscal 2021	$1,039

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2020	2019	2018
Discount rate	2.4%	3.2%	4.2%

Note 14. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term.

As the rates implicit in its leases cannot be readily determined, the Corporation estimates secured incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. The Corporation uses separate discount rates for its United States operations and overseas operations.

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

Leases included in the Consolidated Balance Sheets consisted of the following (in thousands):

Classification	January 2, 2021	December 28, 2019
Assets
Right-of-use operating leases	$70,219	$72,883
Right-of-use finance leases	6,095	2,129
Total Right-of-use operating / finance leases	$76,314	$75,012

Liabilities
Current lease obligations - operating	$19,970	$22,219
Current lease obligations - finance	1,589	563
Total Current lease obligations - operating / finance	21,559	22,782

Long-term lease obligations - operating	53,249	58,233
Long-term lease obligations - finance	4,516	1,581
Total Long-term lease obligations - operating / finance	57,765	59,814

Total lease obligations - operating / finance	$79,324	$82,596

As of January 2, 2021, approximately 84 percent of the value of the leased assets is for real estate. The remaining 16 percent of the value of the leased assets is for equipment.

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following (in thousands):

	Classification	2020	2019
Operating lease costs
Fixed	Cost of sales	$1,819	$1,803
	Selling and administrative expenses	25,357	24,149
Short-term / variable	Cost of sales	434	700
	Selling and administrative expenses	1,772	1,140
Finance lease costs
Amortization	Cost of sales, selling and administrative, and interest expense	738	480
Less: Sublease income		130	181
Total lease costs		$29,990	$28,091

Prior to the adoption of ASU 2016-02 at the beginning of 2019, the Company recognized rental expense for operating leases on a straight-line basis over the lease term. Rent expense associated with operating leases was $31.0 million for the year ended December 29, 2018.

Maturity of lease liabilities as of January 2, 2021 is as follows (in thousands):

	Operating Leases (a)	Finance Leases (b)	Total
2021	$22,292	$1,696	$23,988
2022	16,513	1,482	17,995
2023	12,986	1,387	14,373
2024	8,912	1,047	9,959
2025	7,485	737	8,222
Thereafter	12,403	—	12,403
Total lease payments	80,591	6,349	86,940
Less: Interest	7,372	244	7,616
Present value of lease liabilities	$73,219	$6,105	$79,324

(a)At this time there are no operating lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has no legally binding minimum lease payments for operating leases signed but not yet commenced.
(b)At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $4.6 million of legally binding minimum lease payments for finance leases signed but not yet commenced, which are excluded from finance lease liabilities.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of January 2, 2021:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	3.5%	4.9
Finance leases	1.9%	4.3

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

	2020	2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$31,461	$26,446
Financing cash flows from finance leases	$674	$419
Leased assets obtained in exchange for new operating / finance lease liabilities	$27,260	$25,268

As part of the Corporation's continued efforts to drive efficiency and simplification, the Corporation entered into a sale-leaseback transaction in the first quarter of 2018, selling a manufacturing facility and subsequently leasing back a portion of the facility for a term of 10 years. The net proceeds from the sale of the facility of $16.9 million were reflected in "Proceeds from sale of property, plant, and equipment" in the Consolidated Statements of Cash Flows in 2018. In accordance with ASC 840, the $5.1 million gain on the sale of the facility was deferred and was amortized as a reduction to rent expense evenly over the term of the lease. In accordance with the ASU 2016-02 adoption, the remaining unamortized deferred gain related to the sale-leaseback as of December 29, 2018 was recognized directly in "Retained earnings" in the Condensed Consolidated Balance Sheets in the first quarter of 2019 as a cumulative-effect adjustment as the Corporation transferred control of the asset.

Note 15. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $24 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of January 2, 2021, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 16. Reportable Segment Information

As discussed in "Note 1. Nature of Operations", in the second quarter of 2020, the Corporation rebranded its reportable segments. These changes did not impact the Corporation's consolidated financial statements or disclosures. Management views the Corporation as being in two reportable segments based on industries: workplace furnishings (formerly office furniture) and residential building products (formerly hearth products), with the former being the principal segment.

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

Reportable segment data reconciled to the Corporation's consolidated financial statements was as follows (in thousands):

	2020	2019	2018
Net Sales:
Workplace furnishings	$1,365,711	$1,697,186	$1,706,092
Residential building products	589,652	549,761	551,803
Total	$1,955,363	$2,246,947	$2,257,895

Income (Loss) Before Income Taxes:
Workplace furnishings	$(4,972)	$103,894	$75,965
Residential building products	109,321	94,329	91,367
General corporate	(42,974)	(46,881)	(39,159)
Operating income	61,375	151,342	128,173
Interest expense, net	6,990	8,628	9,448
Total	$54,385	$142,714	$118,725

Depreciation and Amortization Expense:
Workplace furnishings	$44,615	$44,887	$44,303
Residential building products	9,386	8,884	8,171
General corporate	23,682	23,656	22,314
Total	$77,683	$77,427	$74,788

Capital Expenditures (including capitalized software):
Workplace furnishings	$24,188	$41,137	$47,860
Residential building products	8,213	12,225	8,854
General corporate	9,401	13,523	6,982
Total	$41,802	$66,885	$63,696

Identifiable Assets:
Workplace furnishings	$762,780	$874,913	$797,574
Residential building products	381,550	364,653	352,060
General corporate	273,702	212,946	252,210
Total	$1,418,032	$1,452,512	$1,401,844