Form 10-Q
period 2021-04-03
HNI CORP
filed 2021-05-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	April 3, 2021	43,552,458

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended April 3, 2021 and March 28, 2020	3

	Condensed Consolidated Balance Sheets - April 3, 2021 and January 2, 2021	4

	Condensed Consolidated Statements of Equity - Three Months Ended April 3, 2021 and March 28, 2020	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended April 3, 2021 and March 28, 2020	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	27

Signatures		28

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020

Net sales	$484,293	$468,704
Cost of sales	304,347	292,686
Gross profit	179,946	176,018
Selling and administrative expenses	157,346	167,085
Impairment charges	—	32,661
Operating income (loss)	22,600	(23,728)
Interest expense, net	1,755	1,811
Income (loss) before income taxes	20,845	(25,539)
Income taxes	5,827	(1,643)
Net income (loss)	15,018	(23,896)
Less: Net loss attributable to non-controlling interest	(1)	(1)
Net income (loss) attributable to HNI Corporation	$15,019	$(23,895)

Average number of common shares outstanding – basic	43,163	42,628
Net income (loss) attributable to HNI Corporation per common share – basic	$0.35	$(0.56)
Average number of common shares outstanding – diluted	43,584	42,628
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.34	$(0.56)

Foreign currency translation adjustments	$(132)	$(600)
Change in unrealized gains (losses) on marketable securities, net of tax	(100)	59
Change in derivative financial instruments, net of tax	263	(2,216)
Other comprehensive income (loss), net of tax	31	(2,757)
Comprehensive income (loss)	15,049	(26,653)
Less: Comprehensive loss attributable to non-controlling interest	(1)	(1)
Comprehensive income (loss) attributable to HNI Corporation	$15,050	$(26,652)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	April 3, 2021	January 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$94,281	$116,120
Short-term investments	1,776	1,687
Receivables	198,039	207,971
Allowance for doubtful accounts	(4,904)	(5,514)
Inventories	154,176	137,811
Prepaid expenses and other current assets	42,204	37,660
Total Current Assets	485,572	495,735

Property, Plant, and Equipment:
Land and land improvements	29,989	29,691
Buildings	294,760	293,708
Machinery and equipment	580,398	578,643
Construction in progress	20,460	17,750
	925,607	919,792
Less accumulated depreciation	562,717	553,835
Net Property, Plant, and Equipment	362,890	365,957

Right-of-use Finance Leases	10,119	6,095

Right-of-use Operating Leases	66,897	70,219

Goodwill and Other Intangible Assets	455,486	458,896

Other Assets	24,617	21,130

Total Assets	$1,405,581	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	April 3, 2021	January 2, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$367,072	$413,638
Current maturities of long-term debt	1,261	841
Current maturities of other long-term obligations	3,731	2,990
Current lease obligations - finance	2,398	1,589
Current lease obligations - operating	20,195	19,970
Total Current Liabilities	394,657	439,028

Long-Term Debt	174,545	174,524

Long-Term Lease Obligations - Finance	7,677	4,516

Long-Term Lease Obligations - Operating	50,222	53,249

Other Long-Term Liabilities	84,895	81,264

Deferred Income Taxes	75,824	74,706

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
April 3, 2021 – 43,552 shares; January 2, 2021 – 42,919 shares	43,552	42,919

Additional paid-in capital	63,447	38,659
Retained earnings	519,559	517,994
Accumulated other comprehensive income (loss)	(9,122)	(9,153)
Total HNI Corporation shareholders' equity	617,436	590,419

Non-controlling interest	325	326

Total Equity	617,761	590,745

Total Liabilities and Equity	$1,405,581	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - April 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
Comprehensive income:
Net income (loss)	—	—	15,019	—	(1)	15,018
Other comprehensive income (loss), net of tax	—	—	—	31	—	31
Dividends payable	—	—	(281)	—	—	(281)
Cash dividends; $0.305 per share	—	—	(13,173)	—	—	(13,173)
Common shares – treasury:
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	633	24,788	—	—	—	25,421
Balance, April 3, 2021	$43,552	$63,447	$519,559	$(9,122)	$325	$617,761

	Three Months Ended - March 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	(23,895)	—	(1)	(23,896)
Other comprehensive income (loss), net of tax	—	—	—	(2,757)	—	(2,757)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(46)	—	—	(46)
Cash dividends; $0.305 per share	—	—	(13,033)	—	—	(13,033)
Common shares – treasury:
Shares purchased	(187)	(4,365)	(1,189)	—	—	(5,741)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	239	12,652	—	—	—	12,891
Balance, March 28, 2020	$42,647	$28,086	$491,429	$(10,830)	$323	$551,655
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$15,018	$(23,896)
Non-cash items included in net income:
Depreciation and amortization	20,463	19,487
Other post-retirement and post-employment benefits	332	364
Stock-based compensation	5,220	4,358
Reduction in carrying amount of right-of-use assets	6,537	5,599
Deferred income taxes	1,076	12,258
Impairment of goodwill and intangible assets	—	32,661
Other – net	1,315	(2,252)
Net increase (decrease) in operating assets and liabilities	(51,436)	(81,573)
Increase (decrease) in other liabilities	3,159	(312)
Net cash flows from (to) operating activities	1,684	(33,306)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(16,197)	(8,488)
Proceeds from sale of property, plant, and equipment	48	49
Capitalized software	(2,767)	(4,671)
Acquisition spending, net of cash acquired	(1,408)	(9,321)
Purchase of investments	(598)	(1,456)
Sales or maturities of investments	515	996
Net cash flows from (to) investing activities	(20,407)	(22,891)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(118)	(15,000)
Proceeds from long-term debt	547	70,129
Dividends paid	(13,234)	(13,033)
Purchase of HNI Corporation common stock	—	(5,839)
Proceeds from sales of HNI Corporation common stock	13,030	722
Other – net	(3,341)	2,558
Net cash flows from (to) financing activities	(3,116)	39,537

Net increase (decrease) in cash and cash equivalents	(21,839)	(16,660)
Cash and cash equivalents at beginning of period	116,120	52,073
Cash and cash equivalents at end of period	$94,281	$35,413
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2021, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 3, 2021, are not necessarily indicative of the results expected for the fiscal year ending January 1, 2022.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2021. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Systems and storage	$182,859	$204,021
Seating	101,650	115,872
Other	18,239	18,493
Total workplace furnishings	302,748	338,386

Residential building products	181,545	130,318
Net sales	$484,293	$468,704

Sales by product category are subject to similar economic factors and market conditions. See “Note 15. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. For contracts with a duration of less than one year, the Corporation has elected the practical expedient to recognize incremental costs to obtain a contract as an expense when incurred. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities.

Contract assets and contract liabilities were as follows (in thousands):

	April 3, 2021	January 2, 2021
Trade receivables (1)	$198,039	$207,971
Contract assets (current) (2)	$761	$761
Contract assets (long-term) (3)	$2,174	$2,486
Contract liabilities (4)	$47,022	$53,070

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the three months ended April 3, 2021, were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra-revenue	$(312)	$—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(47,347)
Contract liabilities paid	—	54,735
Cash received in advance and not recognized as revenue	—	(51,014)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	49,674
Net change	$(312)	$6,048

Changes in contract asset and contract liability balances during the three months ended March 28, 2020 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Reclassification of contract assets to contra-revenue	$(164)	$—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(24,610)
Contract liabilities paid	—	39,064
Cash received in advance and not recognized as revenue	—	(19,220)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	21,710
Net change	$(164)	$16,944

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the three months ended April 3, 2021, that was included in the January 2, 2021, contract liabilities balance was $21.1 million.

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

Note 3. Acquisitions

During the three months ended April 3, 2021, the Corporation acquired the assets of a residential building products distributor in an all-cash deal. The aggregate purchase price was approximately $1.6 million, and the preliminary allocation includes $1.3 million of tax deductible goodwill. The Corporation will finalize the allocation of the purchase price during 2021 based on the final purchase price and any adjustments required over the remaining measurement period.

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

The provisional purchase accounting remains open with respect to the valuation of intangible assets and goodwill. The valuation analysis requires the use of complex management estimates and assumptions such as future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, intangible assets and goodwill are recorded based on preliminary assumptions, and the Corporation has not obtained all of the information necessary to finalize the determination of fair values of intangible assets. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation later in 2021.

All transactions disclosed above were deemed to be acquisitions of businesses, and were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities.

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	April 3, 2021	January 2, 2021

Finished products	$113,531	$98,527
Materials and work in process	71,625	70,264
Last-in, first-out ("LIFO") allowance	(30,980)	(30,980)
Total inventories	$154,176	$137,811

Inventory valued by the LIFO costing method	77%	75%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	April 3, 2021	January 2, 2021
Goodwill	$293,684	$292,434
Definite-lived intangible assets	135,237	139,863
Indefinite-lived intangible assets	26,565	26,599
Total goodwill and other intangible assets	$455,486	$458,896

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 2, 2021
Goodwill	$168,477	$196,976	$365,453
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of January 2, 2021	95,601	196,833	292,434

Goodwill acquired	—	1,250	1,250

Balance as of April 3, 2021
Goodwill	168,477	198,226	366,703
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of April 3, 2021	$95,601	$198,083	$293,684

See "Note 3. Acquisitions" for additional information regarding goodwill acquired in the year-to-date period.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	April 3, 2021			January 2, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$184,752	$84,205	$100,547	$182,127	$78,619	$103,508
Trademarks and trade names	9,964	3,764	6,200	9,964	3,546	6,418
Customer lists and other	90,910	62,420	28,490	91,002	61,065	29,937
Net definite-lived intangible assets	$285,626	$150,389	$135,237	$283,093	$143,230	$139,863

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Capitalized software	$5,348	$4,550
Other definite-lived intangibles	$1,899	$1,523

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2021	2022	2023	2024	2025
Amortization expense	$28.7	$25.1	$21.0	$18.0	$16.3

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	April 3, 2021	January 2, 2021
Trademarks and trade names	$26,565	$26,599

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of period	$16,109	$15,865
Accruals for warranties issued during period	2,370	3,224
Adjustments related to pre-existing warranties	—	514
Settlements made during the period	(2,192)	(3,382)
Balance at end of period	$16,287	$16,221

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	April 3, 2021	January 2, 2021
Current - in the next twelve months	$5,942	$5,918
Long-term - beyond one year	10,345	10,191
Total	$16,287	$16,109

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	April 3, 2021	January 2, 2021
Revolving credit facility with interest at a variable rate (April 3, 2021 - 1.1%; January 2, 2021 - 1.2%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	1,261	841
Deferred debt issuance costs	(455)	(476)
Total debt	175,806	175,365
Less: Current maturities of long-term debt	1,261	841
Long-term debt	$174,545	$174,524

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at April 3, 2021, was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $116 million at April 3, 2021.

As of April 3, 2021, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018, with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.4 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of April 3, 2021, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of April 3, 2021, the debt issuance costs balance of $0.5 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of April 3, 2021, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Income (loss) before income taxes	$20,845	$(25,539)
Income taxes	$5,827	$(1,643)
Effective tax rate	28.0%	6.4%

The Corporation's effective tax rate was higher in the three months ended April 3, 2021, compared to the same period last year. The variance is due to higher financial performance in the current year period and an improved full year 2021 income outlook, relative to the prior year quarter performance and full year outlook which were adversely impacted by the onset of the COVID-19 pandemic and resulting significant economic disruption. This resulted in a greater rate benefit from tax credits in the first quarter of 2020.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of April 3, 2021
Cash and cash equivalents (including money market funds) (1)	$94,281	$94,281	$—	$—
Government securities (2)	$6,315	$—	$6,315	$—
Corporate bonds (2)	$7,227	$—	$7,227	$—
Derivative financial instruments - liability (3)	$1,953	$—	$1,953	$—
Deferred stock-based compensation (4)	$7,607	$—	$7,607	$—

Balance as of January 2, 2021
Cash and cash equivalents (including money market funds) (1)	$116,120	$116,120	$—	$—
Government securities (2)	$6,371	$—	$6,371	$—
Corporate bonds (2)	$7,228	$—	$7,228	$—
Derivative financial instruments - liability (3)	$2,328	$—	$2,328	$—
Deferred stock-based compensation (4)	$7,207	$—	$7,207	$—

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3) Current portion - "Accounts payable and accrued expenses"; Long-term portion - "Other Long-Term Liabilities"
(4) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Other comprehensive income (loss) before reclassifications	(132)	(127)	—	130	(129)
Tax (expense) or benefit	—	27	—	(31)	(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	164	164
Balance as of April 3, 2021	$(1,203)	$260	$(6,682)	$(1,497)	$(9,122)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	(600)	75	—	(2,756)	(3,281)
Tax (expense) or benefit	—	(16)	—	648	632
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(108)	(108)
Balance as of March 28, 2020	$(3,512)	$154	$(5,762)	$(1,710)	$(10,830)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, concurrent with the termination of a previous interest rate swap, the Corporation entered into a new interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023.  As of April 3, 2021, the fair value of the Corporation's interest rate swap liability was $2.0 million. The unrecognized change in value of the interest rate swap is reported net of tax as $(1.5) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	April 3, 2021	March 28, 2020
Derivative financial instruments
Interest rate swap	Interest expense, net	$(214)	$114
	Income taxes	50	(6)
	Net of tax	$(164)	$108
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Three Months Ended
	April 3, 2021	March 28, 2020
Dividends per common share	$0.305	$0.305

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Shares repurchased	—	186,700
Average price per share	$—	$30.75

Cash purchase price	$—	$(5,741)
Purchases unsettled as of quarter end	—	276
Prior year purchases settled in current year	—	(374)
Shares repurchased per cash flow	$—	$(5,839)

As of April 3, 2021, approximately $158.3 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income (loss)	$15,019	$(23,895)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,163	42,628
Potentially dilutive shares from stock-based compensation plans	421	—
Denominator for diluted EPS	43,584	42,628
Earnings per share – basic	$0.35	$(0.56)
Earnings per share – diluted	$0.34	$(0.56)

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Common stock equivalents excluded because their inclusion would be anti-dilutive	2,112	2,841

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees' requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to performance stock units is adjusted for the probability that the Corporation will perform within an established target range of cumulative profitability over a multi-year period.

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Compensation cost	$5,220	$4,358

The units granted by the Corporation had fair values as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Restricted stock units	$15,707	$5,777
Performance stock units	$6,013	$5,777

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of April 3, 2021:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$1,037	0.9
Non-vested restricted stock units	$10,334	1.3
Non-vested performance stock units	$6,761	1.4

Note 13.  Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application. The Corporation adopted ASC 740 in the first quarter of fiscal 2021, with no material effect on the Condensed Consolidated Financial Statements and related footnote disclosures.

Note 14.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $24 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of April 3, 2021, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 15.  Reportable Segment Information

Management views the Corporation as being in two reportable segments based on industries: workplace furnishings and residential building products, with the former being the principal segment.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Sales:
Workplace furnishings	$302,748	$338,386
Residential building products	181,545	130,318
Total	$484,293	$468,704

Income (Loss) Before Income Taxes:
Workplace furnishings	$(3,071)	$(33,231)
Residential building products	39,849	20,671
General corporate	(14,178)	(11,168)
Operating income	22,600	(23,728)
Interest expense, net	1,755	1,811
Total	$20,845	$(25,539)

Depreciation and Amortization Expense:
Workplace furnishings	$11,984	$11,332
Residential building products	2,410	2,306
General corporate	6,069	5,849
Total	$20,463	$19,487

Capital Expenditures (including capitalized software):
Workplace furnishings	$10,487	$7,101
Residential building products	4,710	2,973
General corporate	3,767	3,085
Total	$18,964	$13,159

	As of April 3, 2021	As of January 2, 2021
Identifiable Assets:
Workplace furnishings	$757,753	$762,780
Residential building products	390,520	381,550
General corporate	257,308	273,702
Total	$1,405,581	$1,418,032

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

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Consolidated net sales for the first quarter of 2021 were $484.3 million, an increase of 3.3 percent compared to net sales of $468.7 million in the prior-year quarter.  The change was due to a 39.3 percent increase in the residential building products segment, partially offset by a 10.5 percent decrease in the workplace furnishings segment driven by conditions related to the COVID-19 pandemic. The acquisition of DPG in the fourth quarter of 2020 increased year-over-year sales by $6.4 million, and the acquisition of residential building products distributors in 2020 and 2021 increased year-over-year sales by $2.4 million.

Net income attributable to the Corporation in the first quarter of 2021 was $15.0 million compared to a net loss of $23.9 million in the first quarter of 2020. The increase was driven by higher residential building products volume, lower core selling and administrative expenses ("SG&A"), and improved net productivity, partially offset by lower workplace furnishings volume, unfavorable price-cost, and higher variable compensation. Additionally, the prior-year quarter included one-time costs of $5.0 million, and goodwill and intangible asset impairment charges of $32.7 million, as the result of the COVID-19 pandemic.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
Net sales	$484,293	$468,704	3.3%
Cost of sales	304,347	292,686	4.0%
Gross profit	179,946	176,018	2.2%
Selling and administrative expenses	157,346	167,085	(5.8)%
Impairment charges	—	32,661	(100.0)%
Operating income (loss)	22,600	(23,728)	195.2%
Interest expense, net	1,755	1,811	(3.1)%
Income (loss) before income taxes	20,845	(25,539)	181.6%
Income taxes	5,827	(1,643)	454.7%
Net loss attributable to non-controlling interest	(1)	(1)	0.0%
Net income (loss) attributable to HNI Corporation	$15,019	$(23,895)	162.9%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	37.2	37.6	-40	bps
Selling and administrative expenses	32.5	35.6	-310	bps
Impairment charges	—	7.0	-700	bps
Operating income (loss)	4.7	(5.1)	980	bps
Income taxes	1.2	(0.4)	160	bps
Net income (loss) attributable to HNI Corporation	3.1	(5.1)	820	bps

Net Sales

Consolidated net sales for the first quarter of 2021 increased 3.3 percent compared to the same quarter last year. The change was driven by an increase in the residential building products segment, partially offset by a decrease in the workplace furnishings segment driven by conditions related to the COVID-19 pandemic. Included in the sales results for the current quarter was an $8.8 million favorable impact from acquiring DPG and residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 40 basis points in the first quarter of 2021 compared to the same quarter last year primarily driven by lower workplace furnishings volume and unfavorable price-cost, partially offset by higher residential building products volume and net productivity.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 310 basis points in the first quarter of 2021 compared to the same quarter last year due to lower core SG&A, higher residential building products volume, and freight and distribution productivity, partially offset by lower workplace furnishings volume and higher variable compensation. Included in current year quarter SG&A was $0.7 million of one-time costs from exiting workplace furnishings showrooms. The prior-year quarter included $5.0 million of one-time costs incurred as the result of the COVID-19 pandemic (of which $1.6 million was recorded as a corporate charge).

Impairment Charges

In the first quarter of 2020, the Corporation recorded $32.7 million of impairment charges on goodwill and intangible assets as a result of the COVID-19 pandemic and related economic disruption. The Corporation did not record any impairment charges during the first quarter of 2021.

Operating Income (Loss)

In the first quarter of 2021, operating income was $22.6 million, compared to operating loss of $23.7 million in the same quarter last year. Results improved compared to the prior-year quarter driven by higher residential building products volume, lower core SG&A, and improved net productivity, partially offset by lower workplace furnishings volume, unfavorable price-cost, and higher variable compensation. Additionally, the prior-year quarter included one-time costs of $5.0 million, and goodwill and intangible asset impairment charges of $32.7 million, as the result of the COVID-19 pandemic.

Interest Expense, Net

Interest expense, net for the first quarter of 2021 was $1.8 million, which was consistent with the amount incurred in the prior year quarter.

Income Taxes

The Corporation's income tax provision for the first quarter of 2021 was $5.8 million on income before taxes of $20.8 million, or an effective tax rate of 28.0 percent. For the first quarter of 2020, the Corporation's income tax provision was a benefit of $1.6 million on loss before taxes of $25.5 million, or an effective tax rate of 6.4 percent. The increased rate was primarily due to the significantly lower financial performance in the prior year period and a reduced full year 2020 income outlook that was driven by the COVID-19 pandemic, resulting in a greater rate benefit from tax credits in the first quarter of 2020. Refer to "Note 8. Income Taxes" for further information.

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to the Corporation was $15.0 million, or $0.34 per diluted share in the first quarter of 2021, compared to net loss attributable to the Corporation of $23.9 million or $0.56 per diluted share in the first quarter of 2020.

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
Net sales	$302,748	$338,386	(10.5)%
Operating loss	$(3,071)	$(33,231)	90.8%
Operating loss %	(1.0)%	(9.8)%	880	bps
First quarter 2021 net sales for the workplace furnishings segment decreased 10.5 percent compared to the same quarter last year, driven by conditions related to the COVID-19 pandemic. Included in the sales results was a $6.4 million favorable impact from acquiring DPG.

Operating loss as a percentage of net sales decreased 880 basis points in the first quarter of 2021 compared to the same quarter last year. The Workplace Furnishings segment recorded $0.7 million of one-time costs in the current year quarter from exiting showrooms. The prior-year quarter included $32.7 million of charges related to the impairment of goodwill and intangible assets, as well as $3.4 million of one-time costs incurred as the result of the COVID-19 pandemic. Aside from these charges, the workplace furnishings segment operating loss as a percentage of net sales increased 160 basis points compared to the prior-year quarter driven by lower volume and unfavorable price-cost, partially offset by net productivity, and lower core SG&A spend.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
Net sales	$181,545	$130,318	39.3%
Operating profit	$39,849	$20,671	92.8%
Operating profit %	21.9%	15.9%	600	bps

First quarter 2021 net sales for the residential building products segment increased 39.3 percent compared to the same quarter last year. Included in the sales results was a $2.4 million favorable impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 600 basis points in the first quarter of 2021 compared to the same quarter last year. The increase was primarily driven by strong volume growth and SG&A leverage, partially offset by unfavorable price-cost and higher variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full $450 million of borrowing capacity available under the revolving credit facility, which includes the $75 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $1.7 million of cash in the first three months of 2021 compared to a use of $33.3 million of cash in the first three months of 2020. The increase in operating cash flows was driven by working capital timing.
Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first three months of 2021 were $19.0 million compared to $13.2 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  Additionally, in support of the Corporation's long-term strategy to create effortless, winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2021, capital expenditures are expected to be approximately $60 to $65 million.

Current year and prior year investing activities also include acquisition spending for residential building products distributors.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended
	April 3, 2021	March 28, 2020
Dividends per common share	$0.305	$0.305

During the first quarter, the Board declared the regular quarterly cash dividend on February 26, 2021. The dividend was paid on March 8, 2021 to shareholders of record on March 1, 2021.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information. The Corporation did not repurchase any of its shares during the first quarter of 2021.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first three months of 2021.

Commitments and Contingencies

See "Note 14. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by the ongoing COVID-19 pandemic. However, management believes the Corporation is well positioned to grow revenues, expand margins, and generate cash flows as it moves into the next stage of the recovery. Recent strength in residential building products is expected to continue, with improving conditions starting to be observed in workplace furnishings.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.  The Corporation cautions readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the duration and scope of the COVID-19 pandemic and its effect on people and the economy; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; impacts of tax legislation; force majeure events outside the Corporation's control; and other risks described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2021, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of April 3, 2021, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In December 2020, the Corporation acquired Design Public Group (see Note 3). In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude the acquisition from our evaluation as of April 3, 2021, as permitted by the regulations of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 14. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no additional material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation did not repurchase any of its shares during the first quarter of fiscal 2021.

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase program ("Program") announced November 9, 2007, provided a share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014, and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date. As of April 3, 2021, $158.3 million was authorized and available for the repurchases of shares by the Corporation. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the first quarter of fiscal 2021, and no plans are currently in place under which further purchases are not intended.

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 4, 2021	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer