Form 10-Q
period 2021-07-03
HNI CORP
filed 2021-08-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $1 Par Value	Outstanding as of	July 3, 2021	43,875,200

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended July 3, 2021 and June 27, 2020	3

	Condensed Consolidated Balance Sheets - July 3, 2021 and January 2, 2021	4

	Condensed Consolidated Statements of Equity - Three and Six Months Ended July 3, 2021 and June 27, 2020	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended July 3, 2021 and June 27, 2020	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	31

Signatures		32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Net sales	$510,455	$417,456	$994,748	$886,161
Cost of sales	322,593	266,551	626,940	559,238
Gross profit	187,862	150,905	367,808	326,923
Selling and administrative expenses	163,175	136,063	320,521	303,148
Impairment charges	—	—	—	32,661
Operating income (loss)	24,687	14,842	47,287	(8,886)
Interest expense, net	1,857	1,943	3,612	3,754
Income (loss) before income taxes	22,830	12,899	43,675	(12,640)
Income taxes	5,418	345	11,245	(1,299)
Net income (loss)	17,412	12,554	32,430	(11,341)
Less: Net loss attributable to non-controlling interest	(2)	(2)	(3)	(2)
Net income (loss) attributable to HNI Corporation	$17,414	$12,556	$32,433	$(11,339)

Average number of common shares outstanding – basic	43,776	42,640	43,469	42,634
Net income (loss) attributable to HNI Corporation per common share – basic	$0.40	$0.29	$0.75	$(0.27)
Average number of common shares outstanding – diluted	44,481	42,929	43,986	42,634
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.39	$0.29	$0.74	$(0.27)

Foreign currency translation adjustments	$194	$45	$62	$(555)
Change in unrealized gains (losses) on marketable securities, net of tax	(25)	244	(125)	302
Change in derivative financial instruments, net of tax	143	(283)	406	(2,499)
Other comprehensive income (loss), net of tax	312	6	343	(2,752)
Comprehensive income (loss)	17,724	12,560	32,773	(14,093)
Less: Comprehensive loss attributable to non-controlling interest	(2)	(2)	(3)	(2)
Comprehensive income (loss) attributable to HNI Corporation	$17,726	$12,562	$32,776	$(14,091)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	July 3, 2021	January 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$118,498	$116,120
Short-term investments	102	1,687
Receivables	213,925	207,971
Allowance for doubtful accounts	(4,365)	(5,514)
Inventories	187,467	137,811
Prepaid expenses and other current assets	47,571	37,660
Total Current Assets	563,198	495,735

Property, Plant, and Equipment:
Land and land improvements	29,974	29,691
Buildings	293,842	293,708
Machinery and equipment	580,730	578,643
Construction in progress	24,310	17,750
	928,856	919,792
Less accumulated depreciation	568,551	553,835
Net Property, Plant, and Equipment	360,305	365,957

Right-of-use Finance Leases	9,671	6,095

Right-of-use Operating Leases	66,254	70,219

Goodwill and Other Intangible Assets	451,624	458,896

Other Assets	26,136	21,130

Total Assets	$1,477,188	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except par value)
(Unaudited)

	July 3, 2021	January 2, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$420,706	$413,638
Current maturities of long-term debt	3,955	841
Current maturities of other long-term obligations	4,119	2,990
Current lease obligations - finance	2,439	1,589
Current lease obligations - operating	19,680	19,970
Total Current Liabilities	450,899	439,028

Long-Term Debt	174,566	174,524

Long-Term Lease Obligations - Finance	7,193	4,516

Long-Term Lease Obligations - Operating	50,710	53,249

Other Long-Term Liabilities	85,710	81,264

Deferred Income Taxes	73,327	74,706

Total Liabilities	842,405	827,287

Equity:
HNI Corporation shareholders' equity	634,460	590,419
Non-controlling interest	323	326
Total Equity	634,783	590,745

Total Liabilities and Equity	$1,477,188	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, April 3, 2021	$43,552	$63,447	$519,559	$(9,122)	$325	$617,761
Comprehensive income:
Net income (loss)	—	—	17,414	—	(2)	17,412
Other comprehensive income (loss), net of tax	—	—	—	312	—	312
Dividends payable	—	—	(246)	—	—	(246)
Cash dividends; $0.310 per share	—	—	(13,607)	—	—	(13,607)
Common shares – treasury:
Shares purchased	(156)	(6,562)	—	—	—	(6,718)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	479	19,390	—	—	—	19,869
Balance, July 3, 2021	$43,875	$76,275	$523,120	$(8,810)	$323	$634,783

	Six Months Ended - July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
Comprehensive income:
Net income (loss)	—	—	32,433	—	(3)	32,430
Other comprehensive income (loss), net of tax	—	—	—	343	—	343
Dividends payable	—	—	(527)	—	—	(527)
Cash dividends; $0.615 per share	—	—	(26,780)	—	—	(26,780)
Common shares – treasury:
Shares purchased	(156)	(6,562)	—	—	—	(6,718)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,112	44,178	—	—	—	45,290
Balance, July 3, 2021	$43,875	$76,275	$523,120	$(8,810)	$323	$634,783

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)
	Three Months Ended - June 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 28, 2020	$42,647	$28,086	$491,429	$(10,830)	$323	$551,655
Comprehensive income:
Net income (loss)	—	—	12,556	—	(2)	12,554
Other comprehensive income (loss), net of tax	—	—	—	6	—	6
Dividends payable	—	—	(70)	—	—	(70)
Cash dividends; $0.305 per share	—	—	(13,006)	—	—	(13,006)
Common shares – treasury:
Shares purchased	(28)	(622)	—	—	—	(650)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	56	2,524	—	—	—	2,580
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069

	Six Months Ended - June 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	(11,339)	—	(2)	(11,341)
Other comprehensive income (loss), net of tax	—	—	—	(2,752)	—	(2,752)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(116)	—	—	(116)
Cash dividends; $0.610 per share	—	—	(26,040)	—	—	(26,040)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	294	15,177	—	—	—	15,471
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$32,430	$(11,341)
Non-cash items included in net income:
Depreciation and amortization	41,139	38,605
Other post-retirement and post-employment benefits	664	736
Stock-based compensation	7,788	5,659
Reduction in carrying amount of right-of-use assets	13,081	11,342
Deferred income taxes	(1,430)	1,092
Impairment of goodwill and intangible assets	—	32,661
Other – net	3,211	(284)
Net increase (decrease) in cash from operating assets and liabilities	(62,905)	(49,631)
Increase (decrease) in other liabilities	3,305	(1,019)
Net cash flows from (to) operating activities	37,283	27,820

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(26,215)	(15,739)
Proceeds from sale of property, plant, and equipment	151	69
Capitalized software	(6,078)	(5,037)
Acquisition spending, net of cash acquired	(1,529)	(10,857)
Purchase of investments	(2,375)	(1,631)
Sales or maturities of investments	2,393	1,043
Net cash flows from (to) investing activities	(33,653)	(32,152)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(648)	(73,828)
Proceeds from long-term debt	3,785	82,129
Dividends paid	(26,841)	(26,040)
Purchase of HNI Corporation common stock	(6,543)	(6,764)
Proceeds from sales of HNI Corporation common stock	29,320	1,294
Other – net	(325)	1,672
Net cash flows from (to) financing activities	(1,252)	(21,537)

Net increase (decrease) in cash and cash equivalents	2,378	(25,869)
Cash and cash equivalents at beginning of period	116,120	52,073
Cash and cash equivalents at end of period	$118,498	$26,204
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2021, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 3, 2021, are not necessarily indicative of the results expected for the fiscal year ending January 1, 2022.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2021. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Systems and storage	$200,733	$167,007	$383,537	$371,028
Seating	116,887	114,772	217,241	230,644
Other	26,517	26,302	46,107	44,795
Total workplace furnishings	344,137	308,081	646,885	646,467

Residential building products	166,318	109,375	347,863	239,694
Net sales	$510,455	$417,456	$994,748	$886,161

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

Contract assets and contract liabilities were as follows (in thousands):

	July 3, 2021	January 2, 2021
Trade receivables (1)	$213,925	$207,971
Contract assets (current) (2)	$761	$761
Contract assets (long-term) (3)	$1,980	$2,486
Contract liabilities (4)	$57,481	$53,070

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $21.1 million as of January 2, 2021, all of which was recognized as revenue in the first quarter of 2021.

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

Note 3. Acquisitions

During the first quarter of 2021, the Corporation acquired the assets of a residential building products distributor in an all-cash deal. The aggregate purchase price was approximately $1.6 million, and includes $1.2 million of tax deductible goodwill. The purchase accounting is complete, and the remaining assets and liabilities acquired were not material.

On December 31, 2020, the Corporation acquired Design Public Group ("DPG"), a leading e-Commerce distributor of high-design furniture and accessories for the office and home. This transaction, which was structured as an asset acquisition and consummated entirely in cash of approximately $50 million, aligns with the Corporation's long-term strategies related to digital and e-Commerce initiatives. DPG's assets and liabilities are included in the Corporation's workplace furnishings segment, and goodwill, which is expected to be tax-deductible, is assigned to its own reporting unit.

The provisional DPG purchase price allocation and estimated amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Inventories	$971
Receivables	4
Prepaid expenses and other current assets	597
Accounts payable and accrued expenses	(8,035)
Goodwill	34,084
Customer lists	11,500	11 years
Software	5,500	5 years
Trade names	5,200	10 years
Other intangible assets	300	3 years
Total net assets	$50,121

The provisional purchase accounting remains open with respect to the valuation of intangible assets and goodwill. The valuation analysis requires the use of complex management estimates and assumptions such as future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. As a result of further review and refinement of certain valuation assumptions, measurement period adjustments were recorded in the second quarter of 2021 that increased working capital by $0.3 million, customer lists by $1.8 million, software by $1.7 million, trade names by $1.8 million, and other intangible assets by $0.1 million; goodwill was decreased by $5.7 million. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts. The Corporation expects to finalize the purchase price allocation later in 2021.

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

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	July 3, 2021	January 2, 2021

Finished products	$143,921	$98,527
Materials and work in process	74,526	70,264
Last-in, first-out ("LIFO") allowance	(30,980)	(30,980)
Total inventories	$187,467	$137,811

Inventory valued by the LIFO costing method	75%	75%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	July 3, 2021	January 2, 2021
Goodwill	$287,938	$292,434
Definite-lived intangible assets	137,107	139,863
Indefinite-lived intangible assets	26,579	26,599
Total goodwill and other intangible assets	$451,624	$458,896

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 2, 2021
Goodwill	$168,477	$196,976	$365,453
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of January 2, 2021	95,601	196,833	292,434

Goodwill acquired / measurement period adjustments	(5,716)	1,220	(4,496)

Balance as of July 3, 2021
Goodwill	162,761	198,196	360,957
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of July 3, 2021	$89,885	$198,053	$287,938

See "Note 3. Acquisitions" for additional information regarding goodwill acquired and related adjustments in the year-to-date period.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	July 3, 2021			January 2, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$190,355	$90,046	$100,309	$182,127	$78,619	$103,508
Trademarks and trade names	11,764	4,073	7,691	9,964	3,546	6,418
Customer lists and other	92,847	63,740	29,107	91,002	61,065	29,937
Net definite-lived intangible assets	$294,966	$157,859	$137,107	$283,093	$143,230	$139,863

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Capitalized software	$5,804	$4,828	$11,427	$9,378
Other definite-lived intangibles	$1,630	$1,152	$3,255	$2,675

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2021	2022	2023	2024	2025
Amortization expense	$29.4	$26.3	$22.2	$18.4	$17.2

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	July 3, 2021	January 2, 2021
Trademarks and trade names	$26,579	$26,599

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of period	$16,109	$15,865
Accruals for warranties issued during period	4,471	4,626
Adjustments related to pre-existing warranties	—	(272)
Settlements made during the period	(4,029)	(5,076)
Balance at end of period	$16,551	$15,143

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	July 3, 2021	January 2, 2021
Current - in the next twelve months	$5,953	$5,918
Long-term - beyond one year	10,598	10,191
Total	$16,551	$16,109

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	July 3, 2021	January 2, 2021
Revolving credit facility with interest at a variable rate (July 3, 2021 - 1.1%; January 2, 2021 - 1.2%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	3,955	841
Deferred debt issuance costs	(434)	(476)
Total debt	178,521	175,365
Less: Current maturities of long-term debt	3,955	841
Long-term debt	$174,566	$174,524

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at July 3, 2021, was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $116 million at July 3, 2021.

As of July 3, 2021, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018, with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.3 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of July 3, 2021, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of July 3, 2021, the debt issuance costs balance of $0.4 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of July 3, 2021, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income (loss) before income taxes	$22,830	$12,899	$43,675	$(12,640)
Income taxes	$5,418	$345	$11,245	$(1,299)
Effective tax rate	23.7%	2.7%	25.7%	10.3%

The Corporation's effective tax rate was higher in the three and six months ended July 3, 2021, compared to the same periods last year. The variance was driven by higher income and an improved full year 2021 income outlook, relative to the prior-year performance and full year outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. These factors drove a greater rate benefit from tax credits in the prior-year periods.

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

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of July 3, 2021
Cash and cash equivalents (including money market funds) (1)	$118,498	$118,498	$—	$—
Government securities (2)	$5,573	$—	$5,573	$—
Corporate bonds (2)	$7,844	$—	$7,844	$—
Derivative financial instruments - liability (3)	$1,766	$—	$1,766	$—
Deferred stock-based compensation (4)	$8,204	$—	$8,204	$—

Balance as of January 2, 2021
Cash and cash equivalents (including money market funds) (1)	$116,120	$116,120	$—	$—
Government securities (2)	$6,371	$—	$6,371	$—
Corporate bonds (2)	$7,228	$—	$7,228	$—
Derivative financial instruments - liability (3)	$2,328	$—	$2,328	$—
Deferred stock-based compensation (4)	$7,207	$—	$7,207	$—

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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Other comprehensive income (loss) before reclassifications	62	(158)	—	68	(28)
Tax (expense) or benefit	—	33	—	(16)	17
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	354	354
Balance as of July 3, 2021	$(1,009)	$235	$(6,682)	$(1,354)	$(8,810)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	(555)	382	—	(3,229)	(3,402)
Tax (expense) or benefit	—	(80)	—	759	679
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(29)	(29)
Balance as of June 27, 2020	$(3,467)	$397	$(5,762)	$(1,993)	$(10,825)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, the Corporation entered into an interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility.  Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023.  As of July 3, 2021, the fair value of the Corporation's interest rate swap liability was $1.8 million. The unrecognized change in value of the interest rate swap is reported net of tax as $(1.4) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Derivative financial instruments
Interest rate swap	Interest expense, net	$(249)	$(74)	$(463)	$40
	Income taxes	59	(5)	109	(11)
	Net of tax	$(190)	$(79)	$(354)	$29
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Six Months Ended
	July 3, 2021	June 27, 2020
Dividends per common share	$0.615	$0.610

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	Six Months Ended
	July 3, 2021	June 27, 2020
Shares repurchased	155,914	214,200
Average price per share	$43.09	$29.83

Cash purchase price	$(6,718)	$(6,390)
Purchases unsettled as of quarter end	175	—
Prior year purchases settled in current year	—	(374)
Shares repurchased per cash flow	$(6,543)	$(6,764)

As of July 3, 2021, approximately $151.6 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income (loss)	$17,414	$12,556	$32,433	$(11,339)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,776	42,640	43,469	42,634
Potentially dilutive shares from stock-based compensation plans	705	289	517	—
Denominator for diluted EPS	44,481	42,929	43,986	42,634
Earnings per share – basic	$0.40	$0.29	$0.75	$(0.27)
Earnings per share – diluted	$0.39	$0.29	$0.74	$(0.27)

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,027	3,320	1,350	3,428

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

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Compensation cost	$2,568	$1,301	$7,788	$5,659

The units granted by the Corporation had fair values as follows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Restricted stock units	$15,817	$5,852
Performance stock units	$6,013	$5,852

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of July 3, 2021:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$876	0.8
Non-vested restricted stock units	$9,173	1.2
Non-vested performance stock units	$6,222	1.3

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

Note 14.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $31 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of July 3, 2021, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 15.  Reportable Segment Information

Management views the Corporation as being in two reportable segments based on industries: workplace furnishings and residential building products.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales:
Workplace furnishings	$344,137	$308,081	$646,885	$646,467
Residential building products	166,318	109,375	347,863	239,694
Total	$510,455	$417,456	$994,748	$886,161

Income (Loss) Before Income Taxes:
Workplace furnishings	$8,756	$7,785	$5,685	$(25,446)
Residential building products	30,525	14,365	70,374	35,036
General corporate	(14,594)	(7,308)	(28,772)	(18,476)
Operating income (loss)	24,687	14,842	47,287	(8,886)
Interest expense, net	1,857	1,943	3,612	3,754
Total	$22,830	$12,899	$43,675	$(12,640)

Depreciation and Amortization Expense:
Workplace furnishings	$12,051	$10,782	$24,035	$22,113
Residential building products	2,448	2,318	4,858	4,624
General corporate	6,177	6,019	12,246	11,868
Total	$20,676	$19,119	$41,139	$38,605

Capital Expenditures (including capitalized software):
Workplace furnishings	$7,017	$4,293	$17,504	$11,394
Residential building products	1,947	206	6,657	3,179
General corporate	4,365	3,118	8,132	6,203
Total	$13,329	$7,617	$32,293	$20,776

			As of July 3, 2021	As of January 2, 2021
Identifiable Assets:
Workplace furnishings			$784,880	$762,780
Residential building products			408,333	381,550
General corporate			283,975	273,702
Total			$1,477,188	$1,418,032

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

Consolidated net sales for the second quarter of 2021 were $510.5 million, an increase of 22.3 percent compared to net sales of $417.5 million in the prior-year quarter.  The change was due to a 52.1 percent increase in the residential building products segment and an 11.7 percent increase in the workplace furnishings segment. The acquisition of DPG increased current-year quarter sales by $8.7 million, and the acquisition of residential building products distributors increased current-year quarter sales by $1.5 million.

Net income attributable to the Corporation in the second quarter of 2021 was $17.4 million compared to $12.6 million in the second quarter of 2020. The increase was driven by higher volume and improved net productivity, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year quarter, higher investment spend, and normalized variable compensation.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Change		July 3, 2021	June 27, 2020	Change
Net sales	$510,455	$417,456	22.3%		$994,748	$886,161	12.3%
Cost of sales	322,593	266,551	21.0%		626,940	559,238	12.1%
Gross profit	187,862	150,905	24.5%		367,808	326,923	12.5%
Selling and administrative expenses	163,175	136,063	19.9%		320,521	303,148	5.7%
Impairment charges	—	—	—%		—	32,661	(100.0)%
Operating income (loss)	24,687	14,842	66.3%		47,287	(8,886)	NM
Interest expense, net	1,857	1,943	(4.4)%		3,612	3,754	(3.8)%
Income (loss) before income taxes	22,830	12,899	77.0%		43,675	(12,640)	NM
Income taxes	5,418	345	NM		11,245	(1,299)	NM
Net loss attributable to non-controlling interest	(2)	(2)	0.0%		(3)	(2)	(50.0)%
Net income (loss) attributable to HNI Corporation	$17,414	$12,556	38.7%		$32,433	$(11,339)	NM

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	36.8	36.1	70	bps	37.0	36.9	10	bps
Selling and administrative expenses	32.0	32.6	-60	bps	32.2	34.2	-200	bps
Impairment charges	—	—	—	bps	—	3.7	-370	bps
Operating income (loss)	4.8	3.6	120	bps	4.8	(1.0)	580	bps
Income taxes	1.1	0.1	100	bps	1.1	(0.1)	120	bps
Net income (loss) attributable to HNI Corporation	3.4	3.0	40	bps	3.3	(1.3)	460	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2021 increased 22.3 percent compared to the same quarter last year. The change was driven by an increase in both the workplace furnishings segment and the residential building products segment. Included in the sales results for the current quarter was a $10.2 million favorable impact from acquiring DPG and residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales increased 70 basis points in the second quarter of 2021 compared to the same quarter last year primarily driven by higher volume and improved net productivity, partially offset by unfavorable price-cost and the return of costs related to temporary actions taken in the prior-year quarter.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 60 basis points in the second quarter of 2021 compared to the same quarter last year due to improved leverage from higher volume, partially offset by the return of costs related to temporary actions taken in the prior-year quarter, higher investment spend, increased freight costs, and normalized variable compensation. Included in current-year quarter SG&A was $0.6 million of one-time costs from exiting workplace furnishings showrooms.

Operating Income

In the second quarter of 2021, operating income was $24.7 million, compared to $14.8 million in the same quarter last year. Results improved compared to the prior-year quarter driven by higher volume and improved net productivity, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year quarter, higher investment spend, and normalized variable compensation.

Interest Expense, Net

Interest expense, net for the second quarter of 2021 was $1.9 million, which was consistent with the amount incurred in the prior-year quarter.

Income Taxes

The Corporation's income tax provision for the second quarter of 2021 was $5.4 million on income before taxes of $22.8 million, or an effective tax rate of 23.7 percent. For the second quarter of 2020, the Corporation's income tax provision was $0.3 million on income before taxes of $12.9 million, or an effective tax rate of 2.7 percent. The variance was driven by higher income and an improved full year 2021 income outlook, relative to the prior-year performance and full year outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. These factors drove a greater rate benefit from tax credits in the prior-year period. Refer to "Note 8. Income Taxes" for further information.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $17.4 million, or $0.39 per diluted share in the second quarter of 2021, compared to $12.6 million, or $0.29 per diluted share in the second quarter of 2020.

Results of Operations - Six Months Ended

Net Sales

Consolidated net sales for the first six months of 2021 increased 12.3 percent compared to the same period last year. The change was driven by a 45.1 percent increase in the residential building products segment. The workplace furnishings segment posted a modest 0.1 percent increase from the prior-year period. Included in the sales results for the current period was a $19.0 million favorable impact from acquiring DPG and residential building products distributors.

Gross Profit

Gross profit as a percentage of net sales increased 10 basis points in the first six months of 2021 compared to the same period last year primarily driven by higher residential building products volume and improved net productivity, partially offset by unfavorable price-cost.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 200 basis points in the first six months of 2021 compared to the same period last year due to higher residential building products volume, lower core SG&A, and freight and distribution productivity, partially offset by normalized variable compensation, the return of costs related to temporary actions taken in the prior-year period, and higher investment spend. Included in current-year period SG&A was $1.4 million of one-time costs from exiting workplace furnishings showrooms. The prior-year period included $5.0 million of one-time costs incurred as the result of the COVID-19 pandemic (of which $1.6 million was recorded as a corporate charge).

Impairment Charges

In the first six months of 2020, the Corporation recorded $32.7 million of impairment charges on goodwill and intangible assets as a result of the COVID-19 pandemic and related economic disruption. The Corporation did not record any impairment charges during the first six months of 2021.

Operating Income (Loss)

In the first six months of 2021, operating income was $47.3 million, compared to operating loss of $8.9 million in the same period last year. Results improved compared to the prior-year period driven by higher residential building products volume, improved net productivity, and lower core SG&A, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year period, normalized variable compensation, and higher investment spend. Additionally, the prior-year period included $37.7 million of impairment charges and costs related to the COVID-19 pandemic and resulting economic disruption.

Interest Expense, Net

Interest expense, net for the first six months of 2021 was $3.6 million, compared to $3.8 million in the same period last year.
The decrease was driven by lower interest rates, partially offset by lower interest income.

Income Taxes

The Corporation's income tax provision for the first six months of 2021 was $11.2 million on income before taxes of $43.7 million, or an effective tax rate of 25.7 percent. For the first six months of 2020, the Corporation's income tax provision was a benefit of $1.3 million on loss before taxes of $12.6 million, or an effective tax rate of 10.3 percent. The variance was driven by higher income and an improved full year 2021 income outlook, relative to the prior-year period performance and full year outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. These factors drove a greater rate benefit from tax credits in the prior-year period. Refer to "Note 8. Income Taxes" for further information.

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to the Corporation was $32.4 million, or $0.74 per diluted share in the first six months of 2021, compared to net loss attributable to the Corporation of $11.3 million, or $0.27 per diluted share in the first six months of 2020.

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Change		July 3, 2021	June 27, 2020	Change
Net sales	$344,137	$308,081	11.7%		$646,885	$646,467	0.1%
Operating profit (loss)	$8,756	$7,785	12.5%		$5,685	$(25,446)	122.3%
Operating profit (loss) %	2.5%	2.5%	0	bps	0.9%	(3.9)%	480	bps
Three months ended
Second quarter 2021 net sales for the workplace furnishings segment increased 11.7 percent compared to the same quarter last year. Included in the sales results was a $8.7 million favorable impact from acquiring DPG.

Operating profit as a percentage of net sales in the second quarter of 2021 was flat compared to the same quarter last year. An increase driven by higher volume and improved productivity was fully offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year quarter, and $0.6 million of one-time costs in the current-year quarter from exiting showrooms.

Six months ended
Net sales for the first six months of 2021 for the workplace furnishings segment increased 0.1 percent compared to the same period last year. Included in the sales results was a $15.1 million favorable impact from acquiring DPG.

Operating profit (loss) as a percentage of net sales increased 480 basis points in the first six months of 2021 compared to the same period last year. The workplace furnishings segment recorded $1.4 million of one-time costs in the current period from exiting showrooms. The prior-year period included $32.7 million of charges related to the impairment of goodwill and intangible assets, as well as $3.4 million of one-time costs incurred as the result of the COVID-19 pandemic. Aside from these charges, the workplace furnishings segment operating profit as a percentage of net sales decreased 60 basis points compared to the prior-year period driven by unfavorable price-cost and the return of costs related to temporary actions taken in the prior-year period, partially offset by improved net productivity and lower core SG&A spend.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Change		July 3, 2021	June 27, 2020	Change
Net sales	$166,318	$109,375	52.1%		$347,863	$239,694	45.1%
Operating profit	$30,525	$14,365	112.5%		$70,374	$35,036	100.9%
Operating profit %	18.4%	13.1%	530	bps	20.2%	14.6%	560	bps

Three months ended
Second quarter 2021 net sales for the residential building products segment increased 52.1 percent compared to the same quarter last year. Included in the sales results was a $1.5 million favorable impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 530 basis points in the second quarter of 2021 compared to the same quarter last year. The increase was primarily driven by strong volume growth, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year quarter, and normalized variable compensation.

Six months ended
Net sales for the first six months of 2021 for the residential building products segment increased 45.1 percent compared to the same period last year. Included in the sales results was a $4.0 million favorable impact from acquiring residential building products distributors.

Operating profit as a percentage of net sales increased 560 basis points in the first six months of 2021 compared to the same period last year. The increase was primarily driven by strong volume growth, partially offset by unfavorable price-cost, normalized variable compensation, and the return of costs related to temporary actions taken in the prior-year period.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $450 million of borrowing capacity available under the revolving credit facility, which includes the $75 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $37.3 million of cash in the first six months of 2021 compared to a source of $27.8 million of cash in the first six months of 2020. The increase in operating cash flows was driven by higher net income, partially offset by lower noncash items and working capital fluctuations.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first six months of 2021 were $32.3 million compared to $20.8 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2021, capital expenditures are expected to be approximately $60 to $65 million.

Current year and prior year investing activities include acquisition spending for residential building products distributors, while current year activity also includes spending related to the acquisition of DPG. See "Note 3. Acquisitions" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Dividends per common share	$0.310	$0.305	$0.615	$0.610

During the second quarter, the Board declared the regular quarterly cash dividend on May 10, 2021. The dividend was paid on June 1, 2021 to shareholders of record as of May 21, 2021.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board authorized $200 million on November 9, 2007 and an additional $200 million each on November 7, 2014 and February 13, 2019 for repurchases of the Corporation’s common stock. As of July 3, 2021, approximately $151.6 million of the Board's current repurchase authorization remained unspent. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first six months of 2021.

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

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by the ongoing COVID-19 pandemic and recent constraints around labor and supply chain capacity. However, management believes the Corporation is well positioned to grow revenues, expand margins, and generate cash flows as it moves into the next stage of the recovery. Recent strength in residential building products is expected to continue, with improving conditions starting to be observed in workplace furnishings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 3, 2021, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of July 3, 2021, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In December 2020, the Corporation acquired Design Public Group (see Note 3). In conducting its evaluation of the effectiveness of internal control over financial reporting, management has elected to exclude the acquisition from the evaluation as of July 3, 2021, as permitted by the regulations of the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase program ("Program") announced November 9, 2007, provided a share repurchase authorization of $200,000,000 with no specific expiration date, with increases announced November 7, 2014, and February 13, 2019, providing additional share repurchase authorizations each of $200,000,000 with no specific expiration date. The Program does not obligate the Corporation to purchase any shares and the authorization for the Program may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the second quarter of fiscal 2021, and no plans are currently in place under which further purchases are not intended.

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
04/04/21 – 05/01/21	68,000	$41.07	68,000	$155,494,413
05/02/21 – 05/29/21	40,000	$44.39	40,000	$153,718,790
05/30/21 – 07/03/21	47,914	$44.88	47,914	$151,568,628
Total	155,914		155,914
(1) No shares were purchased outside of a publicly announced plan or program

Item 6. Exhibits

3.1	HNI Corporation Amended and Restated By-laws, effective May 10, 2021 (incorporated by reference to Exhibit to the Registrant's Current Report on Form 8-K filed on May 11, 2021)
10.1	HNI Corporation 2021 Stock-Based Compensation Plan (incorporated by reference from Appendix A to the Corporation's Proxy Statement filed on April 12, 2021)
10.2	Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement
10.3	Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (CEO)
10.4	Form of HNI Corporation 2021 Stock-Based Compensation Performance Share Unit Award Agreement
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 3, 2021	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer