Form 10-Q
period 2021-10-02
HNI CORP
filed 2021-11-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 2, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	October 2, 2021	43,559,359

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended October 2, 2021 and September 26, 2020	3

	Condensed Consolidated Balance Sheets - October 2, 2021 and January 2, 2021	4

	Condensed Consolidated Statements of Equity - Three and Nine Months Ended October 2, 2021 and September 26, 2020	6

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 2, 2021 and September 26, 2020	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	31

Signatures		32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Net sales	$586,750	$507,063	$1,581,498	$1,393,224
Cost of sales	391,394	321,516	1,018,334	880,754
Gross profit	195,356	185,547	563,164	512,470
Selling and administrative expenses	169,113	146,785	489,634	449,933
Impairment charges	—	—	—	32,661
Operating income	26,243	38,762	73,530	29,876
Interest expense, net	1,853	1,517	5,465	5,271
Income before income taxes	24,390	37,245	68,065	24,605
Income taxes	5,232	6,558	16,476	5,259
Net income	19,158	30,687	51,589	19,346
Less: Net loss attributable to non-controlling interest	0	(1)	(3)	(3)
Net income attributable to HNI Corporation	$19,158	$30,688	$51,592	$19,349

Average number of common shares outstanding – basic	43,781	42,684	43,573	42,651
Net income attributable to HNI Corporation per common share – basic	$0.44	$0.72	$1.18	$0.45
Average number of common shares outstanding – diluted	44,342	43,010	44,045	42,905
Net income attributable to HNI Corporation per common share – diluted	$0.43	$0.71	$1.17	$0.45

Foreign currency translation adjustments	$46	$923	$107	$368
Change in unrealized gains (losses) on marketable securities, net of tax	(32)	(33)	(157)	269
Change in derivative financial instruments, net of tax	170	106	577	(2,393)
Other comprehensive income (loss), net of tax	184	996	527	(1,756)
Comprehensive income	19,342	31,683	52,116	17,590
Less: Comprehensive loss attributable to non-controlling interest	0	(1)	(3)	(3)
Comprehensive income attributable to HNI Corporation	$19,342	$31,684	$52,119	$17,593
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	October 2, 2021	January 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$126,436	$116,120
Short-term investments	1,299	1,687
Receivables	238,620	207,971
Allowance for doubtful accounts	(4,185)	(5,514)
Inventories	188,590	137,811
Prepaid expenses and other current assets	44,702	37,660
Total Current Assets	595,462	495,735

Property, Plant, and Equipment:
Land and land improvements	29,983	29,691
Buildings	294,240	293,708
Machinery and equipment	588,126	578,643
Construction in progress	26,082	17,750
	938,431	919,792
Less: Accumulated depreciation	576,423	553,835
Net Property, Plant, and Equipment	362,008	365,957

Right-of-use Finance Leases	9,940	6,095

Right-of-use Operating Leases	80,223	70,219

Goodwill and Other Intangible Assets	446,758	458,896

Other Assets	39,975	21,130

Total Assets	$1,534,366	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	October 2, 2021	January 2, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$464,599	$413,638
Current maturities of long-term debt	3,345	841
Current maturities of other long-term obligations	3,598	2,990
Current lease obligations - finance	2,632	1,589
Current lease obligations - operating	19,970	19,970
Total Current Liabilities	494,144	439,028

Long-Term Debt	174,587	174,524

Long-Term Lease Obligations - Finance	7,270	4,516

Long-Term Lease Obligations - Operating	64,634	53,249

Other Long-Term Liabilities	91,270	81,264

Deferred Income Taxes	72,754	74,706

Total Liabilities	904,659	827,287

Equity:
HNI Corporation shareholders' equity	629,384	590,419
Non-controlling interest	323	326
Total Equity	629,707	590,745

Total Liabilities and Equity	$1,534,366	$1,418,032
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - October 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 3, 2021	$43,875	$76,275	$523,120	$(8,810)	$323	$634,783
Comprehensive income:
Net income (loss)	—	—	19,158	—	0	19,158
Other comprehensive income (loss), net of tax	—	—	—	184	—	184
Dividends payable	—	—	(132)	—	—	(132)
Cash dividends; $0.310 per share	—	—	(13,578)	—	—	(13,578)
Common shares – treasury:
Shares purchased	(345)	(12,712)	—	—	—	(13,057)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	29	2,320	—	—	—	2,349
Balance, October 2, 2021	$43,559	$65,883	$528,568	$(8,626)	$323	$629,707

	Nine Months Ended - October 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
Comprehensive income:
Net income (loss)	—	—	51,592	—	(3)	51,589
Other comprehensive income (loss), net of tax	—	—	—	527	—	527
Dividends payable	—	—	(660)	—	—	(660)
Cash dividends; $0.925 per share	—	—	(40,358)	—	—	(40,358)
Common shares – treasury:
Shares purchased	(500)	(19,274)	—	—	—	(19,774)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,140	46,498	—	—	—	47,638
Balance, October 2, 2021	$43,559	$65,883	$528,568	$(8,626)	$323	$629,707

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - September 26, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 27, 2020	$42,675	$29,988	$490,909	$(10,825)	$322	$553,069
Comprehensive income:
Net income (loss)	—	—	30,688	—	(1)	30,687
Other comprehensive income (loss), net of tax	—	—	—	996	—	996
Dividends payable	—	—	(58)	—	—	(58)
Cash dividends; $0.305 per share	—	—	(13,021)	—	—	(13,021)
Common shares – treasury:
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	40	1,877	—	—	—	1,917
Balance, September 26, 2020	$42,715	$31,865	$508,518	$(9,829)	$321	$573,590

	Nine Months Ended - September 26, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income (loss)	—	—	19,349	—	(3)	19,346
Other comprehensive income (loss), net of tax	—	—	—	(1,756)	—	(1,756)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(175)	—	—	(175)
Cash dividends; $0.915 per share	—	—	(39,060)	—	—	(39,060)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	334	17,054	—	—	—	17,388
Balance, September 26, 2020	$42,715	$31,865	$508,518	$(9,829)	$321	$573,590
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Net Cash Flows From (To) Operating Activities:
Net income	$51,589	$19,346
Non-cash items included in net income:
Depreciation and amortization	62,010	57,917
Other post-retirement and post-employment benefits	996	1,104
Stock-based compensation	9,540	6,746
Reduction in carrying amount of right-of-use assets	18,964	16,965
Deferred income taxes	(2,057)	(3,730)
Impairment of goodwill and intangible assets	—	32,661
Other – net	2,640	815
Net increase (decrease) in cash from operating assets and liabilities	(64,073)	13,316
Increase (decrease) in other liabilities	8,925	(1,779)
Net cash flows from (to) operating activities	88,534	143,361

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(38,182)	(24,751)
Proceeds from sale of property, plant, and equipment	193	81
Capitalized software	(9,613)	(7,250)
Acquisition spending, net of cash acquired	(1,530)	(10,857)
Purchase of investments	(3,273)	(3,922)
Sales or maturities of investments	3,164	3,246
Net cash flows from (to) investing activities	(49,241)	(43,453)

Net Cash Flows From (To) Financing Activities:
Payments of long-term debt	(1,810)	(82,828)
Proceeds from long-term debt	4,335	82,119
Dividends paid	(40,419)	(39,060)
Purchase of HNI Corporation common stock	(18,461)	(6,764)
Proceeds from sales of HNI Corporation common stock	29,944	2,210
Other – net	(2,566)	1,727
Net cash flows from (to) financing activities	(28,977)	(42,596)

Net increase in cash and cash equivalents	10,316	57,312
Cash and cash equivalents at beginning of period	116,120	52,073
Cash and cash equivalents at end of period	$126,436	$109,385
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The January 2, 2021, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended October 2, 2021, are not necessarily indicative of the results expected for the fiscal year ending January 1, 2022.  For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Systems and storage	$227,827	$207,549	$611,097	$578,601
Seating	134,248	127,294	349,572	358,005
Other	31,066	18,518	79,357	63,221
Total workplace furnishings	393,141	353,361	1,040,026	999,827

Residential building products	193,609	153,702	541,472	393,397
Net sales	$586,750	$507,063	$1,581,498	$1,393,224

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

Contract assets and contract liabilities were as follows (in thousands):

	October 2, 2021	January 2, 2021
Trade receivables (1)	$238,620	$207,971
Contract assets (current) (2)	$1,265	$761
Contract assets (long-term) (3)	$16,876	$2,486
Contract liabilities (4)	$58,976	$53,070

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in long-term contract assets is related to distribution agreements in the workplace furnishings segment. Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $21.1 million as of January 2, 2021, all of which was recognized as revenue in the first quarter of 2021.

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

Note 3. Acquisitions

During the first quarter of 2021, the Corporation acquired the assets of a residential building products installing distributor in an all-cash deal. The aggregate purchase price was approximately $1.6 million, and includes $1.2 million of tax deductible goodwill. The purchase accounting is complete, and the remaining assets and liabilities acquired were not material.

On December 31, 2020, the Corporation acquired Design Public Group ("DPG"), a leading e-Commerce distributor of high-design furniture and accessories for the office and home. This transaction, which was structured as an asset acquisition and consummated entirely in cash of approximately $50 million, aligns with the Corporation's long-term strategies related to digital and e-Commerce initiatives. DPG's assets and liabilities are included in the Corporation's workplace furnishings segment, and goodwill, which is tax-deductible, is assigned to its own reporting unit.

The DPG purchase price allocation and weighted average amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Inventories	$1,597
Receivables	4
Prepaid expenses and other current assets	467
Accounts payable and accrued expenses	(8,035)
Goodwill	33,588
Customer lists	11,500	11 years
Software	5,500	5 years
Trade names	5,200	10 years
Other intangible assets	300	3 years
Total net assets	$50,121

The valuation analysis required the use of complex management estimates and assumptions such as future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. As a result of further reviews, measurement period adjustments were recorded in the third quarter of 2021 that increased working capital and decreased goodwill by $0.5 million. As of October 2, 2021, the DPG purchase accounting is complete.

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

Note 4.  Inventories

The Corporation values its inventory at the lower of cost or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	October 2, 2021	January 2, 2021

Finished products	$140,955	$98,527
Materials and work in process	86,615	70,264
Last-in, first-out ("LIFO") allowance	(38,980)	(30,980)
Total inventories	$188,590	$137,811

Inventory valued by the LIFO costing method	76%	75%

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	October 2, 2021	January 2, 2021
Goodwill	$287,443	$292,434
Definite-lived intangible assets	132,763	139,863
Indefinite-lived intangible assets	26,552	26,599
Total goodwill and other intangible assets	$446,758	$458,896

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 2, 2021
Goodwill	$168,477	$196,976	$365,453
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of January 2, 2021	95,601	196,833	292,434

Goodwill acquired / measurement period adjustments	(6,211)	1,220	(4,991)

Balance as of October 2, 2021
Goodwill	162,266	198,196	360,462
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of October 2, 2021	$89,390	$198,053	$287,443

See "Note 3. Acquisitions" for additional information regarding goodwill acquired and related adjustments in the year-to-date period.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	October 2, 2021			January 2, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$193,634	$96,041	$97,593	$182,127	$78,619	$103,508
Trademarks and trade names	11,764	4,337	7,427	9,964	3,546	6,418
Customer lists and other	92,777	65,034	27,743	91,002	61,065	29,937
Net definite-lived intangible assets	$298,175	$165,412	$132,763	$283,093	$143,230	$139,863

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Capitalized software	$6,070	$4,910	$17,497	$14,288
Other definite-lived intangibles	$1,626	$1,136	$4,881	$3,811

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2021	2022	2023	2024	2025
Amortization expense	$29.9	$27.3	$23.1	$19.0	$17.3

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	October 2, 2021	January 2, 2021
Trademarks and trade names	$26,552	$26,599

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance.  Activity associated with warranty obligations was as follows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance at beginning of period	$16,109	$15,865
Accruals for warranties issued during period	6,580	5,483
Adjustments related to pre-existing warranties	—	(272)
Settlements made during the period	(5,411)	(6,013)
Balance at end of period	$17,278	$15,063

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	October 2, 2021	January 2, 2021
Current - in the next twelve months	$6,080	$5,918
Long-term - beyond one year	11,198	10,191
Total	$17,278	$16,109

Note 7.  Long-Term Debt

Long-term debt is as follows (in thousands):

	October 2, 2021	January 2, 2021
Revolving credit facility with interest at a variable rate (October 2, 2021 - 1.1%; January 2, 2021 - 1.2%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	3,345	841
Deferred debt issuance costs	(413)	(476)
Total debt	177,932	175,365
Less: Current maturities of long-term debt	3,345	841
Long-term debt	$174,587	$174,524

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at October 2, 2021, was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $116 million at October 2, 2021.

As of October 2, 2021, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018, with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.2 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of October 2, 2021, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of October 2, 2021, the debt issuance costs balance of $0.4 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0.  Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of October 2, 2021, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income before income taxes	$24,390	$37,245	$68,065	$24,605
Income taxes	$5,232	$6,558	$16,476	$5,259
Effective tax rate	21.5%	17.6%	24.2%	21.4%

The Corporation's effective tax rate was higher in the three and nine months ended October 2, 2021, compared to the same periods last year. The variance was driven by an improved full year 2021 income outlook, relative to the prior-year full year outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. These factors drove a greater rate benefit from tax credits in the prior-year periods. Additionally, the increased rate was impacted by higher equity-based compensation and the timing of tax reserves released year-over-year.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities and deferred stock-based compensation.  The marketable securities comprise money market funds, government securities, and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of October 2, 2021
Cash and cash equivalents (including money market funds) (1)	$126,436	$126,436	$—	$—
Government securities (2)	$5,557	$—	$5,557	$—
Corporate bonds (2)	$7,936	$—	$7,936	$—
Derivative financial instruments - liability (3)	$1,543	$—	$1,543	$—
Deferred stock-based compensation (4)	$7,245	$—	$7,245	$—
Put option liability (5)	$5,100	$—	$—	$5,100

Balance as of January 2, 2021
Cash and cash equivalents (including money market funds) (1)	$116,120	$116,120	$—	$—
Government securities (2)	$6,371	$—	$6,371	$—
Corporate bonds (2)	$7,228	$—	$7,228	$—
Derivative financial instruments - liability (3)	$2,328	$—	$2,328	$—
Deferred stock-based compensation (4)	$7,207	$—	$7,207	$—

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3) Current portion - "Accounts payable and accrued expenses"; Long-term portion - "Other Long-Term Liabilities"
(4) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"
(5) "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Other comprehensive income (loss) before reclassifications	107	(199)	—	42	(50)
Tax (expense) or benefit	—	42	—	(10)	32
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	545	545
Balance as of October 2, 2021	$(964)	$203	$(6,682)	$(1,183)	$(8,626)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	368	341	—	(3,236)	(2,527)
Tax (expense) or benefit	—	(72)	—	758	686
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	85	85
Balance as of September 26, 2020	$(2,544)	$364	$(5,762)	$(1,887)	$(9,829)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, the Corporation entered into an interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023.  As of October 2, 2021, the fair value of the Corporation's interest rate swap liability was $1.5 million; see "Note 9. Fair Value Measurements of Financial Instruments". The unrecognized change in value of the interest rate swap is reported net of tax as $(1.2) million in "HNI Corporation Shareholders' Equity" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Derivative financial instruments
Interest rate swap	Interest expense, net	$(250)	$(147)	$(713)	$(107)
	Income taxes	59	33	168	22
	Net of tax	$(191)	$(114)	$(545)	$(85)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Dividends per common share	$0.925	$0.915

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except per share data):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Shares repurchased	500	214
Average price per share	$39.52	$29.83

Cash purchase price	$(19,774)	$(6,390)
Purchases unsettled as of quarter end	1,313	—
Prior year purchases settled in current year	—	(374)
Shares repurchased per cash flow	$(18,461)	$(6,764)

As of October 2, 2021, approximately $138.5 million of the Corporation's Board of Directors' ("Board") current repurchase authorization remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$19,158	$30,688	$51,592	$19,349
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,781	42,684	43,573	42,651
Potentially dilutive shares from stock-based compensation plans	561	326	472	254
Denominator for diluted EPS	44,342	43,010	44,045	42,905
Earnings per share – basic	$0.44	$0.72	$1.18	$0.45
Earnings per share – diluted	$0.43	$0.71	$1.17	$0.45

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,768	3,124	1,671	3,183

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

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Compensation cost	$1,752	$1,087	$9,540	$6,746

The units granted by the Corporation had fair values as follows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Restricted stock units	$15,923	$6,431
Performance stock units	$6,054	$5,920

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of October 2, 2021:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$709	0.7
Non-vested restricted stock units	$8,005	1.1
Non-vested performance stock units	$4,249	1.2

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

Note 14.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $31 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of October 2, 2021, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 15. Subsequent Events

In October 2021, the Corporation acquired a residential building products installing distributor at a purchase price of approximately $30 million. The acquired company builds on the Corporation's strategy to expand the Fireside Hearth & Home owned-distribution component of the residential building products segment.

Due to the recent timing of the close of the acquisition, the Corporation has not yet allocated the purchase price to the fair value of the assets acquired and the liabilities assumed at the acquisition date.

Note 16.  Reportable Segment Information

Management views the Corporation as having two reportable segments based on industries: workplace furnishings and residential building products.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Sales:
Workplace furnishings	$393,141	$353,361	$1,040,026	$999,827
Residential building products	193,609	153,702	541,472	393,397
Total	$586,750	$507,063	$1,581,498	$1,393,224

Income (Loss) Before Income Taxes:
Workplace furnishings	$3,893	$16,826	$9,578	$(8,619)
Residential building products	33,392	30,197	103,766	65,232
General corporate	(11,042)	(8,261)	(39,814)	(26,737)
Operating income	26,243	38,762	73,530	29,876
Interest expense, net	1,853	1,517	5,465	5,271
Total	$24,390	$37,245	$68,065	$24,605

Depreciation and Amortization Expense:
Workplace furnishings	$11,882	$11,065	$35,918	$33,177
Residential building products	2,545	2,351	7,403	6,976
General corporate	6,443	5,896	18,689	17,764
Total	$20,870	$19,312	$62,010	$57,917

Capital Expenditures (including capitalized software):
Workplace furnishings	$6,494	$6,946	$24,001	$18,340
Residential building products	5,456	2,695	12,113	5,874
General corporate	3,549	1,584	11,681	7,787
Total	$15,499	$11,225	$47,795	$32,001

			As of, October 2, 2021	As of January 2, 2021
Identifiable Assets:
Workplace furnishings			$832,055	$762,780
Residential building products			415,092	381,550
General corporate			287,219	273,702
Total			$1,534,366	$1,418,032

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

Consolidated net sales for the third quarter of 2021 were $586.7 million, an increase of 15.7 percent compared to net sales of $507.1 million in the prior-year quarter.  The change was due to a 26.0 percent increase in the residential building products segment and an 11.3 percent increase in the workplace furnishings segment. The acquisition of DPG increased current-year quarter sales by $8.9 million, and the acquisition of residential building products distributors increased current-year quarter sales by $0.9 million.

Net income attributable to the Corporation in the third quarter of 2021 was $19.2 million compared to $30.7 million in the third quarter of 2020. The majority of the decrease was driven by unfavorable price-cost along with the return of costs related to temporary actions taken in the prior-year quarter and increased investment spend, which was partially offset by increased volume.

Overall, the Corporation has experienced strong order trends in both of its segments in the third quarter of 2021. However, ongoing pandemic-induced difficulties tied to labor availability, supply chain issues, and input cost inflation have persisted. These constraints, when combined with continued staffing shortages both internally and at the Corporation's suppliers, are limiting production capacity growth, and have negatively impacted revenue and profit levels in the quarter. The Corporation expects these constraints to continue through the remainder of 2021 and is taking action to mitigate them, including the opening of a new manufacturing facility in Mexico, increased insourcing and strengthened resourcing of critical parts, and accelerated efforts to drive productivity through process changes and automation to reduce labor requirements.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Net sales	$586,750	$507,063	15.7%		$1,581,498	$1,393,224	13.5%
Cost of sales	391,394	321,516	21.7%		1,018,334	880,754	15.6%
Gross profit	195,356	185,547	5.3%		563,164	512,470	9.9%
Selling and administrative expenses	169,113	146,785	15.2%		489,634	449,933	8.8%
Impairment charges	—	—	—%		—	32,661	(100.0)%
Operating income	26,243	38,762	(32.3)%		73,530	29,876	146.1%
Interest expense, net	1,853	1,517	22.1%		5,465	5,271	3.7%
Income before income taxes	24,390	37,245	(34.5)%		68,065	24,605	176.6%
Income taxes	5,232	6,558	(20.2)%		16,476	5,259	213.3%
Net loss attributable to non-controlling interest	0	(1)	100.0%		(3)	(3)	0.0%
Net income attributable to HNI Corporation	$19,158	$30,688	(37.6)%		$51,592	$19,349	166.6%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	33.3	36.6	-330	bps	35.6	36.8	-120	bps
Selling and administrative expenses	28.8	28.9	-10	bps	31.0	32.3	-130	bps
Impairment charges	—	—	—	bps	—	2.3	-230	bps
Operating income	4.5	7.6	-310	bps	4.6	2.1	250	bps
Income taxes	0.9	1.3	-40	bps	1.0	0.4	60	bps
Net income attributable to HNI Corporation	3.3	6.1	-280	bps	3.3	1.4	190	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2021 increased 15.7 percent compared to the same quarter last year. The change was driven by increases of 26.0 percent and 11.3 percent in the residential building products and workplace furnishings segments, respectively. Included in the sales results for the current quarter was a $9.8 million favorable impact from acquiring DPG and residential building products installing distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 330 basis points in the third quarter of 2021 compared to the same quarter last year, driven by unfavorable price-cost, which was partially offset by higher volume and improved net productivity.

Selling and Administrative Expenses

Selling and administrative expenses ("SG&A") as a percentage of net sales decreased 10 basis points in the third quarter of 2021 compared to the same quarter last year due to improved leverage from higher volume, partially offset by the return of costs related to temporary actions taken in the prior-year quarter, higher investment spend, and increased freight costs.

Operating Income

In the third quarter of 2021, operating income was $26.2 million, compared to $38.8 million in the same quarter last year. The majority of the decrease was driven by unfavorable price-cost, along with the return of costs related to temporary actions taken in the prior-year quarter and increased investment spend, which was partially offset by increased volume.

Interest Expense, Net

Interest expense, net for the third quarter of 2021 was $1.9 million, compared to $1.5 million in the same quarter last year.

Income Taxes

The Corporation's income tax provision for the third quarter of 2021 was an expense of $5.2 million on income before taxes of $24.4 million, or an effective tax rate of 21.5 percent. For the third quarter of 2020, the Corporation's income tax provision was an expense of $6.6 million on pre-tax income of $37.2 million, or an effective tax rate of 17.6 percent. The variance was driven by an improved full year 2021 income outlook, relative to the prior-year full outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. These factors drove a greater rate of benefit from tax credits in the prior-year periods. Additionally, the increased rate was impacted by higher equity-based compensation and the timing of tax reserves released year-over-year.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $19.2 million, or $0.43 per diluted share in the third quarter of 2021, compared to $30.7 million, or $0.71 per diluted share in the third quarter of 2020.

Results of Operations - Nine Months Ended

Net Sales

Consolidated net sales for the first nine months of 2021 increased 13.5 percent compared to the same period last year. The change was driven by increases of 37.6 percent and 4.0 percent in the residential building products and workplace furnishings segments, respectively. Included in the sales results for the current period was a $28.8 million favorable impact from acquiring DPG and residential building products installing distributors.

Gross Profit

Gross profit as a percentage of net sales decreased 120 basis points in the first nine months of 2021 compared to the same period last year, driven by unfavorable price-cost, which was partially offset by higher residential building products volume and improved net productivity.

Selling and Administrative Expenses

SG&A as a percentage of net sales decreased 130 basis points in the first nine months of 2021 compared to the same period last year due to higher residential building products volume and lower core SG&A, partially offset by the return of costs related to temporary actions taken in the prior-year period and higher investment spend. Included in current-year period SG&A was $1.4 million of one-time costs from exiting workplace furnishings showrooms. The prior-year period included $5.0 million of one-time costs incurred as the result of the COVID-19 pandemic (of which $1.6 million was recorded as a corporate charge).

Impairment Charges

In the first nine months of 2020, the Corporation recorded $32.7 million of impairment charges on goodwill and intangible assets as a result of the COVID-19 pandemic and related economic disruption. The Corporation did not record any impairment charges during the first nine months of 2021.

Operating Income

In the first nine months of 2021, operating income was $73.5 million, compared to $29.9 million in the same period last year. Results improved compared to the prior-year period driven by higher residential building products volume, improved net productivity, and lower core SG&A, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year period, and higher investment spend. Additionally, the prior-year period included $37.7 million of impairment charges and costs related to the COVID-19 pandemic and resulting economic disruption.

Interest Expense, Net

Interest expense, net for the first nine months of 2021 was $5.5 million, compared to $5.3 million in the same period last year.

Income Taxes

The Corporation's income tax provision for the first nine months of 2021 was an expense of $16.5 million on income before taxes of $68.1 million, or an effective tax rate of 24.2 percent. For the first nine months of 2020, the Corporation's income tax provision was an expense of $5.3 million on income before taxes of $24.6 million, or an effective tax rate of 21.4 percent. The variance was driven by higher income and an improved full year 2021 income outlook, relative to the prior-year period performance and full year outlook which was adversely impacted by the onset of the COVID-19 pandemic, resulting in asset impairment charges and other one-time costs recorded in the U.S. jurisdictions. Additionally, the increased rate was impacted by higher equity-based compensation and the timing of tax reserves released year-over-year.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $51.6 million, or $1.17 per diluted share in the first nine months of 2021, compared to $19.3 million, or $0.45 per diluted share in the first nine months of 2020.

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Net sales	$393,141	$353,361	11.3%		$1,040,026	$999,827	4.0%
Operating profit (loss)	$3,893	$16,826	(76.9%)		$9,578	$(8,619)	211.1%
Operating profit (loss) %	1.0%	4.8%	-380	bps	0.9%	(0.9)%	180	bps
Three months ended
Third quarter 2021 net sales for the workplace furnishings segment increased 11.3 percent compared to the same quarter last year. Included in the sales results was an $8.9 million favorable impact from acquiring DPG.

Operating profit as a percentage of net sales in the third quarter of 2021 decreased by 380 basis points compared to the third quarter of 2020. The decrease was driven by unfavorable price-cost and the return of costs related to temporary actions taken in the prior-year quarter, partially offset by higher volume and improved net productivity.

Nine months ended
Net sales for the first nine months of 2021 for the workplace furnishings segment increased 4.0 percent compared to the same period last year. Included in the sales results was a $24.0 million favorable impact from acquiring DPG.

Operating profit (loss) as a percentage of net sales increased 180 basis points in the first nine months of 2021 compared to the same period last year. The workplace furnishings segment recorded $1.4 million of one-time costs in the current period from exiting showrooms. The prior-year period included $32.7 million of charges related to the impairment of goodwill and intangible assets, as well as $3.4 million of one-time costs incurred as the result of the COVID-19 pandemic. Aside from these charges, the workplace furnishings segment operating profit as a percentage of net sales decreased 170 basis points compared to the prior-year period driven by unfavorable price-cost and the return of costs related to temporary actions taken in the prior-year period, partially offset by improved net productivity and lower core SG&A spend.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Net sales	$193,609	$153,702	26.0%		$541,472	$393,397	37.6%
Operating profit	$33,392	$30,197	10.6%		$103,766	$65,232	59.1%
Operating profit %	17.2%	19.6%	-240	bps	19.2%	16.6%	260	bps

Three months ended
Third quarter 2021 net sales for the residential building products segment increased 26.0 percent compared to the same quarter last year. Included in the sales results was a $0.9 million favorable impact from acquiring residential building products installing distributors.

Operating profit as a percentage of net sales decreased 240 basis points in the third quarter of 2021 compared to the same quarter last year. The decrease compared to the prior-year quarter was primarily driven by unfavorable price-cost, lower productivity, higher freight costs, and increased investment spend, partially offset by increased volume and lower variable compensation.

Nine months ended
Net sales for the first nine months of 2021 for the residential building products segment increased 37.6 percent compared to the same period last year. Included in the sales results was a $4.8 million favorable impact from acquiring residential building products installing distributors.

Operating profit as a percentage of net sales increased 260 basis points in the first nine months of 2021 compared to the same period last year. The increase was primarily driven by strong volume growth, partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in the prior-year period, normalized variable compensation, and lower productivity.

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

Cash Flow – Operating Activities
Operating activities were a source of $88.5 million of cash in the first nine months of 2021 compared to a source of $143.4 million of cash in the first nine months of 2020. The decrease in operating cash flows was driven by timing of working capital fluctuations and lower noncash items, partially offset by higher income.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, for the first nine months of 2021 were $47.8 million compared to $32.0 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes.  Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2021, capital expenditures are expected to be approximately $60 to $65 million.

Current year and prior year investing activities include acquisition spending for residential building products installing distributors, while current year activity also includes spending related to the acquisition of DPG. See "Note 3. Acquisitions" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Dividends per common share	$0.310	$0.305	$0.925	$0.915

During the third quarter, the Board declared the regular quarterly cash dividend on August 10, 2021. The dividend was paid on September 1, 2021, to shareholders of record as of August 20, 2021.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized $200 million on February 13, 2019, for repurchases of the Corporation’s common stock. As of October 2, 2021, approximately $138.5 million of the Board's current repurchase authorization remained unspent. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Corporation's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.  There were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first nine months of 2021.

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

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by the ongoing COVID-19 pandemic and recent dynamics around labor availability, supply chain capacity, and cost inflation. However, management believes the Corporation is well positioned to grow revenues, expand margins, and generate cash flows as it moves into the next stage of the recovery. Strength in residential building products is expected to continue, with improving conditions being observed in workplace furnishings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 2, 2021, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e).  As of October 2, 2021, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In December 2020, the Corporation acquired DPG (see Note 3). In conducting its evaluation of the effectiveness of internal control over financial reporting, management has elected to exclude the acquisition from the evaluation as of October 2, 2021, as permitted by the regulations of the Securities and Exchange Commission. The Corporation is currently instituting internal controls over DPG's financial information and anticipates these controls to be implemented by the end of fiscal year 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase authorization from February 13, 2019, provides for repurchases of $200,000,000 with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the third quarter of fiscal 2021, and no plans are currently in place under which further purchases are not intended.

The following is a summary of share repurchase activity during the quarter (in thousands, except per share data):

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
07/04/21 – 07/31/21	82	$40.77	82	$148,225
08/01/21 – 08/28/21	—	$—	—	$148,225
08/29/21 – 10/02/21	263	$37.00	263	$138,513
Total	345		345
(1) No shares were purchased outside of a publicly announced plan or program

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 2, 2021	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer