Form 10-K
period 2022-01-01
HNI CORP
filed 2022-03-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				January 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:					1-14225

HNI Corporation
	Iowa					42-0617510
	(State of Incorporation)					(I.R.S. Employer Identification No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
			(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 3, 2021 was $1,136,887,520 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 4, 2022, was 42,338,775.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 26, 2022 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the ''Corporation'', ''we'', ''us'', or ''our'') is an Iowa corporation incorporated in 1944.  The Corporation is a provider of workplace furnishings and residential building products.  Workplace furnishings include furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, office product distributors, eCommerce retailers, and wholesalers but also directly to end-user customers and federal, state, and local governments.  Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets.  In fiscal 2021, the Corporation had net sales of $2.2 billion, of which $1.4 billion or 66 percent was attributable to workplace furnishing products and $0.8 billion or 34 percent was attributable to residential building products.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms in the United States, China, India, Mexico, United Arab Emirates, Taiwan, and Singapore.  See "Item 2. Properties" for additional related discussion.

The Corporation’s workplace furnishings segment includes several operating units, marketed under various brand names, that participate in the office furniture industry. These units include:
Allsteel Inc.
Design Holdings Inc.
Hickory Business Furniture LLC
HNI Hong Kong Limited (''Lamex'')
HNI Office India Limited ("HNI India")
Maxon Furniture Inc.
OFM LLC
The HON Company LLC

The Corporation’s residential building products segment includes the Hearth & Home Technologies LLC (''Hearth & Home'') operating unit. This unit, which sells hearth products within the residential building products industry, manufactures and markets products under various brand names. The retail and distribution brand for this operating unit is Fireside Hearth & Home.

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

Markets

The Corporation competes in the workplace furnishings and residential building products markets principally by providing compelling value products designed to be among the best in their price range for product quality and performance, along with superior customer service and short lead-times. This is made possible, in part, by the Corporation's on-going investment in its brands, research and development efforts, efficient manufacturing operations, and extensive distribution network.

Workplace Furnishings
The North American workplace furnishings market consists of two primary channels — the contract channel and the small- and medium-sized business ("SMB") channel. The primary end-users for both channels are business customers. Again in 2021, driven by the remote and hybrid work environments caused by the ongoing COVID-19 pandemic, a portion of the Corporation's sales were to consumers utilizing the products in work-from-home office environments. These sales were conducted through both the contract and SMB channels.

The contract channel has traditionally been characterized by sales of office furniture and services to large corporations, primarily for new office facilities, relocations, and/or office redesigns. Sales made through the contract channel are frequently customized to meet specific client and architect/designer preferences. End users generally purchase through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design. The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

The SMB channel, in which the Corporation is a market leader, primarily represents smaller orders of office furniture that are less likely to involve an architect and/or designer. Sales in this channel are driven on the basis of price, product quality, selection, and the speed and reliability of delivery. Independent dealers, national office product distributors, eCommerce retailers, and wholesalers are the primary distribution channels in this market.

The workplace furnishings industry is highly competitive, with a significant number of competitors offering similar products. The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service. The Corporation competes with large workplace furnishings manufacturers, which cover a substantial portion of the North America market share in the contract-oriented workplace furnishings market. Competitors include manufacturers such as MillerKnoll, Inc., Steelcase, Inc., Haworth, Inc., The Global Group, Kimball International, Inc., Krueger International, Inc., and Teknion Corporation, as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Residential Building Products
The Corporation also competes in the residential building products industry, where it is the market leader in hearth products. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December timeframe. Distribution is primarily through independent and company-owned dealers, installing distributors, and retail outlets.

The hearth products market is highly competitive, with products manufactured by a number of national and regional competitors. The Corporation competes against a broad range of manufacturers, including Travis Industries, Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Strategy

The Corporation's strategy is to build on its position as a leading manufacturer of workplace furnishings and residential building products.

The foundation of the Corporation’s strategy continues to be its distinct member-owner culture, which has enabled HNI to attract, develop, retain, and motivate skilled, experienced, and efficient member-owners (i.e., employees), and which drives a unique level of commitment to the Corporation’s success. The Corporation aims to leverage this culture to enable profitable growth by focusing members’ efforts on the following three pillars:

•Customer-First Mindset (focus on the customer) – The journeys customers take buying and using workplace furnishings and residential building products continue to rapidly evolve — presenting new opportunities to better serve them. The key to capitalizing on these changes is a deep understanding of customers. To that end, the Corporation continues to broaden its involvement in and understanding of the entire customer journey, by investing in data analytics, digital assets, branding, eCommerce capabilities, and market coverage. This customer-first mindset will allow the Corporation to identify and take advantage of new and developing market dynamics.

•Effortless Winning Experiences (simplify the buying process) – Customers continue to raise their expectations and demand more effortless experiences. Buying office furniture and hearth products can be complicated and time-consuming. The Corporation's deep understanding of the customer buying journey incorporates technology and digital assets to help customers navigate the buying process more quickly and with reduced effort. The Corporation has scale, price point breadth, product depth, and resources to lead this charge.

•Own Operational Excellence (leverage lean heritage) – All HNI member-owners embrace the principles of lean manufacturing. Members utilize Rapid Continuous Improvement (RCI), which scrutinizes every facet of the business to identify areas of waste, and then refine and streamline. RCI can be seen in action throughout the Corporation's value chain from the manufacturing floor to the administrative offices to customer interactions, as members always look to find a better, more efficient, and more environmentally-friendly approach. This focus on RCI benefits stakeholders as the Corporation consistently delivers productivity and cost savings that allow it to grow earnings and invest in the future.

Management believes that the skillful execution of these strategic initiatives will support robust organic sales growth, margin expansion, improved returns, strong free cash flow, and position the Corporation for continued success.

Sales

Workplace Furnishings
The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of office panel system products, benching, tables, architectural products, storage, and social collaborative products in order to meet the needs of a wide spectrum of organizations. Through the broad product offering the Corporation is able to service business furniture needs in virtually any setting including private office, open plan, conference rooms, training areas, cafes, lounges, and collaborative spaces, among many others. The Corporation possesses significant expertise and vertical manufacturing capabilities allowing it the flexibility to design and manufacture new products in-house to meet changing market needs.

To meet the demands of various markets, the Corporation's products are sold primarily under the Corporation's brands:
HON®
Allsteel®
Beyond®
Gunlocke®
Maxon®
HBF®
OFM®
Respawn®
Lamex®
HNI India®

In late 2021, management approved a plan to retire the Maxon brand, effective in 2022.

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
•eCommerce focused resellers that sell a wide array of business and consumer products to commercial and non-commercial customers. Orders are fulfilled both by the Corporation and/or directly by the eCommerce reseller from inventory held in their facilities.
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
Heatilator®
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®
Harman®
Vermont Castings®
PelPro®
StellarTM
SimpliFire®
The Outdoor GreatRoom Company®

The Corporation’s line of hearth products includes a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories. Heatilator®, Heat & Glo®, Majestic®, Monessen®, and StellarTM are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces. The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman®, Vermont Castings®, and PelPro® product lines, which provide home heating solutions using renewable fuels.

Hearth & Home sells its products through independent dealers, distributors, and 28 Corporation-owned installing distribution and retail outlets. The Corporation has a field sales organization of sales managers, salespersons, and independent manufacturers' representatives.

Largest Customers
In fiscal 2021, the Corporation's five largest customers represented approximately 21 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2021, and management does not consider the Corporation's operations or financial performance to be dependent on any individual customer.  The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

Resources

Manufacturing
The Corporation manufactures workplace furnishings in Georgia, Iowa, New York, North Carolina, China, and India. During 2021, the Corporation announced plans to open a Workplace Furnishings manufacturing operation in Saltillo, Mexico. As of year-end, this facility was still in start-up with manufacturing expected to initiate in early 2022. The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, and most items are generally available from multiple sources. Major raw materials include coil steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, shipping cartons, foam, and fiberglass.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality. The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to reduce and/or eliminate costs. The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation's RCI process involves members, customers, and suppliers. Manufacturing also plays a key role in the Corporation's concurrent research and development process in order to design new products for ease of manufacturability.

Research and Development
The Corporation's research and development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design, and reduced manufacturing costs. The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, and leveraging alternative materials. The Corporation conducts its research and development efforts at both the corporate and operating unit levels. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for amounts that the Corporation has invested in research and development.

Intellectual Property
As of January 1, 2022, the Corporation owned 97 United States and 140 foreign patents with expiration dates through 2042 and had applications pending for 23 United States and 12 foreign patents.  In addition, the Corporation holds 175 United States and 404 foreign trademark registrations and has applications pending for 19 United States and 3 foreign trademarks.  The Corporation believes neither any individual workplace furnishings patent nor the Corporation's workplace furnishings patents in the aggregate are material to the Corporation's business as a whole.

The Corporation’s patents covering its residential building products protect various technical innovations.  While the acquisition of patents reflects Hearth & Home’s position in the market as an innovation leader, the Corporation believes neither any individual residential building product patent nor the Corporation’s residential building product patents in the aggregate are material to the Corporation’s business as a whole.

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

Environmental Regulations and Sustainability

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material, the emission of pollutants from its operations, and the remediation of contamination associated with past releases of hazardous substances.  Although the Corporation believes it is compliant with the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations.  The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements.  The Corporation’s staff works with responsible personnel at each manufacturing facility, the Corporation’s legal counsel, and consultants on the management of environmental, health, and safety issues.  The Corporation’s environmental objective is to reduce and, when practical, eliminate the human and ecosystem impacts of materials and manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have material effect in the near future.  However, there is no assurance environmental requirements or technology will not change or the Corporation will not incur material costs to comply with such regulations.

The Corporation has expanded its Corporate Social Responsibility commitment and has become a signatory to the UN Global compact, joined RE100, committed to 100 percent renewable electricity annually by 2030, and set aggressive science-based carbon emission reduction goals aligned with the 2015 Paris Agreement. To support these goals, the Corporation has established metrics to divert waste from landfill, reduce energy use, and lower greenhouse gas emissions from its operations. The Corporation also committed to reducing the impacts of its products through evaluations of design and development, suppliers, and supply chain performance.  Integrating these sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for members. For more detailed information regarding its environmental and social goals, priorities, accomplishments, and initiatives, please refer to the Corporation's Corporate Social Responsibility report available on its website.

Human Capital

The Corporation strives to attract exceptional talent to its workforce while integrating diversity, equity, and inclusion principles in its hiring and retention process.

An important element of the Corporation's success has been its member-owner culture, which has enabled it to attract, develop, retain, and motivate skilled, experienced, and talented members. An important part of the Corporation's member-owner culture is fostering a safe, respectful, fair, and inclusive environment that promotes diversity, equity, and inclusion. For further information regarding its member-owner culture, initiatives, and goals, including in the areas of diversity, equity and inclusion, please refer to the Corporation’s Corporate Social Responsibility report available on its website. The Corporate Social Responsibility Report is not incorporated into this Annual Report on Form 10-K.

Additionally, each of the Corporation's eligible members has the opportunity to own stock in the Corporation through a number of stock-based plans, including a member stock purchase plan and a defined contribution retirement plan. These ownership opportunities drive a unique level of commitment to the Corporation’s success throughout the workforce. Members own approximately seven percent of the Corporation's stock through these plans.

As of January 1, 2022, the Corporation employed approximately 8,100 persons, 7,900 of whom were full-time and 200 of whom were temporary personnel.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors." The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the duration and scope of the COVID-19 pandemic, including any emerging variants of the virus, and its effect on people and the economy; potential disruptions in the global supply chain; the effects of prolonged periods of inflation; potential labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Workplace furnishings industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, small business confidence, commercial construction, and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, measures taken to limit spread of COVID-19 have resulted in a significant decrease in worker attendance at their office location, and have fueled current work-from-home and hybrid work trends. Lower office occupancy levels could have an adverse impact on the demand for workplace furnishings.

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

Deteriorating economic conditions could affect the Corporation's business significantly, including reduced demand for products, insolvency of independent dealers resulting in increased provisions for credit losses, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of products, and decreased customer demand, including order delays or cancellations. In a recessionary economy, business confidence, service-sector employment, corporate cash flows, and residential and non-residential commercial construction often decrease, which typically leads to a decrease in demand for workplace furnishings and residential building products.

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

Consolidation among the Corporation's customers may result in a smaller number of total customers, but an increase in large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in average selling prices. In addition, further consolidations may lead to fluctuations in revenue, increases in costs to meet demands of large customers, and pressure to accept onerous contract terms, and the Corporation's business, financial condition, and operating results could be harmed.

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, wholesalers, and eCommerce channels.  Within these distribution channels, there has been, and may continue to be, consolidation. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers.  Some distribution partners may terminate their relationship with the Corporation at any time and for any reason.  Loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the business, operating results, or financial condition.

In addition, individual dealers may not continue to be viable and profitable and may suffer from a lack of available credit. While the Corporation is not significantly dependent on any single dealer, if dealers go out of business or are restructured, the Corporation may suffer losses as the dealers may not be able to pay the Corporation for products previously delivered to them.

The loss of a dealer relationship could negatively affect the Corporation's ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a substantial number of dealer relationships could cause significant difficulties in marketing and distributing the Corporation's products, resulting in a decline in sales.

Evolving trade policy between the United States and other countries may have an adverse effect on the Corporation's business and results of operations.

The Corporation has a global supply chain for products used in workplace furnishings and residential building products. Actions taken by the United States government to apply tariffs on certain products could have long-term impacts on existing supply chains. The situation could impact the competitive environment depending on the severity and duration of current and future policy changes. This may manifest in additional costs on the business, including costs with respect to products upon which the business depends. Increased costs could further lower profit margins as the Corporation may be challenged in effectively increasing the prices of its products, and its business and results of operations may be adversely affected.

Certain foreign governments have imposed tariffs on goods that their countries import from the United States. Changes in United States trade policy could result in one or more foreign governments adopting trade policies that make it more difficult or costly for the Corporation to do business in or import products from those countries.

The Corporation cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of products in the future, nor can the Corporation predict future trade policy or the terms of any renegotiated trade agreements and their impact on the business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy, which in turn could have a material adverse effect on the business, operating results, and financial condition.

The Corporation's profitability may be adversely affected by increases in raw material and commodity costs as well as transportation and shipping challenges.

Fluctuations in the price and availability of commodities, raw materials, components, and finished goods could have an adverse effect on costs of sales, profitability, and ability to meet customers' demand.  The Corporation sources commodities, raw materials, components, and finished goods from domestic and international suppliers for both the workplace furnishings and residential building products.  From both domestic and international suppliers, the cost and availability of commodities, raw materials, components, and finished goods including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, the onset of the COVID-19 pandemic, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, inflationary forces, natural disasters, labor disputes, terrorism, and political unrest or instability.  These factors could lead to price volatility or supply interruptions in the future.  Profit margins could be adversely affected if commodity, raw material, component, and finished good costs increase and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

The Corporation relies primarily on third-party freight and transportation providers to deliver products to customers. Increasing demand for freight providers and a shortage of qualified drivers has caused delays and may cause future delays in shipments and increase the cost to ship its products, which may adversely affect profitability. The Corporation also imports and exports products and components, primarily using container ships, which load and unload through North American ports. Capacity-related and/or port-caused delays in the shipment or receipt of products and components, including labor disputes, have caused and could cause delayed receipt of products and components. While these risks are ever present, the COVID-19 pandemic has and continues to cause such delays, leading to manufacturing disruptions, increased expense from current and alternate shipping methods, and the inability to meet customer delivery expectations, which may adversely affect sales and profitability.

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

To meet the changing needs of customers and keep pace with market trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance, the Corporation regularly introduces new workplace furnishings and residential building products.  The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors.  The design and engineering of certain new products varies but can extend beyond a year; further time may be required to achieve client acceptance.  The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high-quality products consistent with the Corporation's image and customers' needs.  Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

The Corporation’s financial condition and results of operation have been and are expected to continue to be adversely affected by the coronavirus outbreak.

To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant economic disruption both globally and in the United States. Such economic disruption has lowered demand for workplace furnishings, and in turn create a material negative impact on the Corporation’s business, sales, financial condition, and results of operations. Other impacts of the COVID-19 pandemic may include, but are not limited to:

•labor shortages;
•adverse impacts to the Corporation's supply chain, which may increase operating costs and result in supply disruptions;
•disruptions to the Corporation’s manufacturing facilities and distribution centers, including through the effects of reductions in operating hours, and real-time changes in operating procedures, including for social distancing and quarantine protocols; and
•the inability or impairment of independent dealers, wholesalers, and office product distributors to sell the Corporation’s products.

In addition, the impact of the COVID-19 pandemic on the Corporation’s members could adversely impact the Corporation’s sales and operations. At this point, the extent to which the COVID-19 pandemic will continue to impact the Corporation’s results is uncertain and depends on future developments, such as the emergence of variant strains of the virus and the effectiveness of vaccines. These future developments are highly uncertain, cannot be predicted, and could be material.

Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation's production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, floods, and fires, could disrupt operations and likewise, the ability to produce or deliver products. Several of the Corporation's production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River, and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the results of operations and business conditions. Further, several of the Corporation's production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect operations and business conditions. Members are an integral part of the business and events including an epidemic such as COVID-19 have reduced, and could negatively impact, the availability of members reporting for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation's computer system could adversely affect the ability to receive and process customers' orders, procure materials, manufacture products and ship products on a timely basis, which could adversely affect relations with customers and potentially reduce customer orders or result in the loss of customers.

The Corporation’s business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory, supply chain, or technology changes), which could be widespread and unpredictable. These changes over time could affect the availability and cost of raw materials, commodities, and energy (including utilities), which in turn may impact the Corporation’s ability to procure goods or services required for the operation of the Corporation’s business at the quantities and levels the Corporation requires. Additionally, the Corporation has facilities located in areas that may be impacted by the physical risks of climate change, including flooding, and faces the risk of losses incurred as a result of physical damage to its facilities and inventory as well business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing the Corporation’s products and delay shipments of products to customers. The Corporation uses natural gas, diesel fuel, gasoline and electricity in its operations, all of which could face increased regulation as a result of climate change or other environmental concerns. The increased prevalence of global climate issues may result in new regulations that negatively impact the Corporation, including regulations limiting emissions from, or restricting the use of wood, coal, natural gas, or other fuel sources in, fireplaces and heating appliances, which may impair the Corporation's ability to market and sell those products. Any such events could have a material adverse effect on the Corporation’s costs or results of operations.

A continued shortage of qualified labor could negatively affect the Corporation’s business and materially reduce earnings.

During 2021, the Corporation experienced shortages of qualified labor across its operations. Outside suppliers that the Corporation relies upon have also experienced shortages of qualified labor. The success of the Corporation’s operations depends on its ability, and the ability of third parties upon which the Corporation relies, to identify, recruit, develop, and retain qualified and talented individuals in order to supply and deliver the Corporation’s products. A continued shortage of qualified labor could have a negative effect on the Corporation’s business. Member recruitment, development, and retention efforts may not be successful, which could result in a continued shortage of qualified individuals in future periods. Any such shortage could decrease the Corporation’s ability to effectively produce workplace furnishings and residential building products and meet customer demand. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in the Corporation’s results of operations. In the current operating environment, the Corporation is experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral bonus programs. A continuation of such shortages for a prolonged period of time could have a material adverse effect on the Corporation’s operating results.

The Corporation's failure to retain its existing management team, maintain its engineering, finance, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect the Corporation's business.

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

The Corporation’s strategy is partially based on growth through acquisitions or strategic alliances. Failure to properly identify, value, and manage acquisitions or alliances may negatively affect the Corporation’s business, results of operations and financial condition.

One of the Corporation's growth strategies is to supplement its organic growth through acquisitions and strategic alliances, which may include transactions with other manufacturers of workplace furnishings and residential building products or distributors of workplace furnishings and residential building products. The Corporation may not be successful in identifying suitable acquisition or alliance opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions or alliances, or expanding into new markets or product categories. If the Corporation fails to effectively identify, value, consummate, or manage any acquired company, it may not realize the potential growth opportunities or achieve the financial results anticipated at the time of the acquisition or alliance. An acquisition or alliance could also adversely impact the Corporation’s operating performance or cash flow due to, among other things, the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, or acquisition expense. The Corporation's ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, the ability to compete effectively for these acquisition candidates, and the availability of capital to complete the acquisitions. Any potential acquisition may not be successful and could adversely affect the business, operating results, or financial condition.

The Corporation may not be able to successfully integrate and manage acquired businesses and alliances.

One of the Corporation's growth strategies is to supplement its organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into operations. In addition, an acquisition or alliance may not perform as anticipated, be accretive to earnings, or prove to be beneficial to the Corporation’s operations and cash flow. Acquisitions and alliances involve a number of risks, including:

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

Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist.  In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation's goodwill or intangible assets to be impaired, the Corporation could be required to recognize additional non-cash impairment charges, which would adversely affect the results of operations. See "Note 6. Goodwill and Other Intangible Assets" for information on impairment charges recorded in 2020 and 2021.

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
•less effective protection of intellectual property and increased possibility of loss due to cyber-theft and ransomware attacks;
•unfavorable business conditions or economic instability in any country or region;
•infrastructure disruptions;
•potentially conflicting cultural and business practices;
•difficulty in obtaining distribution and support; and
•changes to border taxes or other international tax reforms.

These risks may be elevated given the current uncertainties around the impact of the global COVID-19 pandemic, ongoing disputes and increased tensions related to global trade, particularly involving the United States and China, and complexities with foreign regulatory environments including the decreased ability of United States regulators to exercise oversight of subsidiaries of United States companies based in certain international jurisdictions.

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

The Corporation derives a portion of its revenue from sales to various United States federal, state, and local government agencies and departments.  The ability to compete successfully for and retain business with the United States government, as well as with state and local governments, is highly dependent on cost-effective performance.  This government business is highly sensitive to changes in procurement laws, national, international, state, and local public priorities, and budgets at all levels of government, which frequently experience downward pressure and are subject to uncertainty.

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

The Corporation relies upon information technology networks and systems to process, transmit, and store electronic information, as well as to manage numerous aspects of the business and provide information to management.  Additionally, the Corporation collects and stores sensitive data of its customers, suppliers, and members in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to business operations and strategy. These networks and systems, despite security and precautionary measures, are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers, and employee misuse. The Corporation has, and may in the future, face unauthorized attempts by hackers seeking to harm the Corporation or, as a result of industrial espionage or ransomware, to penetrate the Corporation’s network security and gain access to its systems, steal intellectual or other proprietary data, including design, sales or personally identifiable information, introduce malicious software, or interrupt the Corporation’s internal systems, manufacturing or distribution. Though the Corporation attempts to detect and prevent these incidents, it may not be successful. In addition, the Corporation is subject to data privacy and other similar laws in various jurisdictions. If the Corporation is the target of a cybersecurity attack, computer virus, physical or electronic break-in or similar disruption resulting in unauthorized disclosure of sensitive data of customers, suppliers, and members, the Corporation may be required to undertake costly notification procedures. The Corporation may also be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Any disruption of information technology networks or systems, or access to or disclosure of information stored in or transmitted by systems, could result in legal claims and damages and loss of intellectual property or other proprietary information.

The Corporation's results of operations and earnings may not meet guidance or expectations.

The Corporation frequently provides public guidance on the expected results of operations for future periods. This guidance comprises forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in other public filings and public statements, and is based necessarily on assumptions made at the time the Corporation provides such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet its guidance or the expectations of investment analysts or if the Corporation reduces its guidance for future periods, the market price of common stock could decline significantly.

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

The Corporation incurs various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs.  These expenses relative to product sales vary and could increase.  The Corporation uses chemicals and materials in products and includes components in products from external suppliers, which are believed to be safe and appropriate for their designated use; however, harmful effects may later become known, which could subject the Corporation to litigation and significant losses. The Corporation maintains reserves for product defect-related costs but there can be no certainty these reserves will be adequate to cover actual claims.  Incorrect estimates or any significant increase in the rate of product defect expenses could have a material adverse effect on operations.

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
The Corporation attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent, and other laws concerning proprietary rights, intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some countries, the Corporation has limited protections, if any, for its intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks, and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to the Corporation, and patents, copyrights, trademarks, or service marks may not be issued on pending or contemplated applications. In addition, not all of the Corporation's products are covered by patents or similar intellectual property protections. It is also possible that patents, copyrights, trademarks, and service marks may be challenged, invalidated, canceled, narrowed, or circumvented.
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
The Corporation faces the risk of claims that it has infringed upon third parties’ intellectual property rights. Companies operating in the Corporation's industry routinely seek patent protection for their product designs, and many of the principal competitors have large patent portfolios. Prior to launching major new products in the key markets, the Corporation normally evaluates existing intellectual property rights. However, competitors and suppliers may have filed for patent protection, which is not, at the time of the evaluation, a matter of public knowledge. The Corporation's efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause the Corporation to cease making, licensing, or using products that incorporate the challenged intellectual property, require the Corporation to redesign, re-engineer, or re-brand the products or packaging, if feasible, or require the Corporation to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
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

Phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely impact interest rates affecting the Corporation.

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

The Corporation's capital requirements depend on many factors, including its need for capital improvements, tooling, research and development, and acquisitions. To the extent existing cash, available borrowings, and cash flows are insufficient to meet these requirements and cover any losses, the Corporation may need to raise additional funds through financings or curtail its growth and reduce the Corporation's assets. Future borrowings or financings may not be available under the credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States, China, India, Mexico, United Arab Emirates, Taiwan, and Singapore, which house manufacturing, distribution, and retail operations and offices, totaling an aggregate of approximately 8.9 million square feet.  Of this total, approximately 3.4 million square feet are leased.

Although the plants are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient machinery and tooling, in good operating condition, and suitable for the purposes for which they are being used.  The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

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
(1)Also includes a regional warehouse/distribution center

Other facilities total approximately 3.7 million square feet, of which approximately 2.6 million square feet are leased. Approximately 2.0 million square feet are used for the selling, manufacturing, and distribution of workplace furnishings, approximately 1.5 million square feet are used for the selling, manufacturing, and distribution of residential building products, and approximately 0.2 million square feet are used for corporate administration.

There are no major encumbrances on Corporation-owned properties.  Refer to the Property, Plant, and Equipment section in "Consolidated Balance Sheets" for related cost, accumulated depreciation, and net book value data.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about Executive Officers

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	49	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016
Steven M. Bradford	64	None	Senior Vice President, General Counsel and Secretary	2015
Marshall H. Bridges	52	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018); Vice President, Finance, HNI Contract Furniture Group (2014-2017)
B. Brandon Bullock	44	None	President, The HON Company	2018	Advanced Development and Innovation Leader, Whirlpool Corporation (2017-2018); Global Platform Leader and General Manager, Microwaves, Hong Kong, Whirlpool Corporation (2016-2017)
Jason D. Hagedorn	48	None	President, Allsteel, Inc.	2020	VP & GM, Product Strategy and Finance, HNI Corporation (2017-2020); VP, Product Management & Development, Allsteel (2015-2017)
Jeffrey D. Lorenger	56	None	Chairman President and Chief Executive Officer	2020 2017	President, Office Furniture, HNI Corporation (2017-2018); Executive Vice President, HNI Corporation (2014-2017); President, HNI Contract Furniture Group (2014-2017)
Donna D. Meade	56	None	Vice President, Member and Community Relations	2014
Kurt A. Tjaden	58	None	President, HNI International Senior Vice President, HNI Corporation	2017 2015	Senior Vice President and Chief Financial Officer (2015-2017)

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.  As of January 1, 2022, the Corporation had approximately 5,643 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock.  Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

The Corporation expects to continue its policy of paying regular quarterly cash dividends.  Dividends have been paid each quarter since the Corporation paid its first dividend in 1955.  The average dividend payout percentage for the most recent three-year period has been 64 percent of prior year earnings.  Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase authorization from February 13, 2019, provides for repurchase of $200 million with no specific expiration date. As of January 1, 2022, $97.9 million was authorized and available for the repurchases of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the fourth quarter of fiscal 2021, and no current plans are expected to expire or terminate.

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2021 (in thousands, except per share data):

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/03/21 - 10/30/21	350	$38.05	350	$125,197
10/31/21 - 11/27/21	298	$40.69	298	$113,091
11/28/21 - 01/01/22	367	$41.51	367	$97,852
Total	1,015		1,015
(1) No shares were purchased outside of a publicly announced plan or program.

Item 6. [Reserved]

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
Consolidated net sales for 2021 were $2.184 billion, an increase of 11.7 percent compared to net sales of $1.955 billion in the prior year.  The change was driven by a 27.3 percent increase in the residential building products segment, and 5.0 percent year-over-year sales growth in the workplace furnishings segment. The acquisitions of Design Public Group ("DPG") and multiple residential building products companies added incremental year-over-year sales of $34.9 million and $12.4 million, respectively.

Net income attributable to the Corporation in 2021 was $59.8 million compared to net income of $41.9 million in 2020. The increase was driven by lower restructuring and impairment charges, higher residential building products volume, improved net productivity, and lower core selling and administrative expenses ("SG&A"), partially offset by unfavorable price-cost, the return of costs related to temporary actions taken in 2020, and higher investment levels.

Overall, the Corporation has experienced positive order trends in both of its segments throughout much of 2021. However, ongoing pandemic-induced difficulties tied to labor availability, supply chain issues, and input cost inflation have persisted. These constraints, when combined with continued staffing shortages both internally and at the Corporation's suppliers, are limiting production capacity growth, and have negatively impacted revenue and profit levels in much of the second half of 2021. The Corporation has taken action to mitigate these constraints, including the implementation of price increases across its brands, opening of a new manufacturing facility in Mexico, increased insourcing and strengthened resourcing of critical parts, and accelerated efforts to drive productivity through process changes and automation to reduce labor requirements. The Corporation also has embarked on business simplification initiatives, including plans to exit a small workplace furnishings brand and restructure an eCommerce business in the workplace furnishing segment. Both actions are aimed at improving long-term profitability.

The Corporation also acquired two residential building products companies in the fourth quarter of 2021. The acquisition of Trinity Hearth & Home ("Trinity"), a leading installing distributor in the Dallas/Fort Worth area, builds on the Corporation's vertical integration strategy, and provides a hub for the segment to better serve its customers in the rapidly growing Southwest region. The Outdoor GreatRoom Company ("OGC"), a leading manufacturer and supplier of premium outdoor living products, primarily fire tables and fire pits, positions the Corporation to grow and develop a leading position in the fast-growing outdoor living market. See "Note 4. Acquisitions" in the Notes to the Consolidated Financial Statements for additional information.

Results of Operations

The following table presents certain key highlights from the results of operations (in thousands):

	2021	2020	Change
Net sales	$2,184,408	$1,955,363	11.7%
Cost of sales	1,427,048	1,234,243	15.6%
Gross profit	757,360	721,120	5.0%
Selling and administrative expenses	665,641	620,927	7.2%
Restructuring and impairment charges	6,299	38,818	(83.8)%
Operating income	85,420	61,375	39.2%
Interest expense, net	7,153	6,990	2.3%
Income before income taxes	78,267	54,385	43.9%
Income tax expense	18,456	12,466	48.1%
Net income (loss) attributable to non-controlling interest	(3)	2	(250.0)%
Net income attributable to HNI Corporation	$59,814	$41,917	42.7%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	34.7	36.9	-220	bps
Selling and administrative expenses	30.5	31.8	-130	bps
Restructuring and impairment charges	0.3	2.0	-170	bps
Operating income	3.9	3.1	80	bps
Income tax expense	0.8	0.6	20	bps
Net income attributable to HNI Corporation	2.7	2.1	60	bps

Net Sales

Consolidated net sales for 2021 increased 11.7 percent compared to the prior year.  The change was driven by a significant increase in the residential building products segment, along with a moderate increase in the workplace furnishings segment. Included in the 2021 sales results was a $34.9 million favorable impact from acquiring DPG, and a $12.4 million favorable impact from acquiring residential building products businesses.

Gross Profit

Gross profit as a percentage of net sales decreased 220 basis points in 2021 compared to 2020, primarily driven by unfavorable price-cost, partially offset by higher residential building products volume and improved net productivity. Unfavorable price-cost was attributable to inflationary pressures in labor, materials, and transportation costs partially offset by increased price realization.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 130 basis points in 2021 compared to 2020, driven by higher residential building products volume and lower core SG&A, partially offset by increased freight costs, the return of costs related to temporary actions taken in 2020, and higher investment spend. Included in current year and prior year SG&A was $1.4 million and $6.8 million, respectively, of one-time costs driven by conditions related to the COVID-19 pandemic.

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

Restructuring and Impairment Charges

In 2021, the Corporation recorded $8.2 million of restructuring costs, as well as a $5.8 million goodwill impairment charge, in connection with business simplification actions taken in the workplace furnishings segment. Of these charges, $7.6 million was included in "Cost of Sales" in the Consolidated Statements of Comprehensive Income. Refer to "Note 6. Goodwill and Other Intangible Assets" and "Note 17. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements for further information regarding restructuring and impairment charges.

In 2020, the Corporation recorded net charges of $38.8 million related to the impairment of goodwill, intangibles, and other assets in the workplace furnishings segment as a result of the COVID-19 pandemic and related economic disruption.

Operating Income

For 2021, operating income increased 39.2 percent to $85.4 million compared to $61.4 million in 2020. The increase was driven by higher residential building products volume, improved net productivity, lower core SG&A, and lower restructuring and impairment charges, partially offset by unfavorable price-cost, higher investment levels, and the return of costs related to temporary actions taken in 2020.

Interest Expense, Net

Interest expense, net was $7.2 million and $7.0 million in 2021 and 2020, respectively.

Income Taxes

The following table summarizes the Corporation's income tax provision (in thousands):

	2021	2020
Income before income taxes	$78,267	$54,385
Income tax expense	$18,456	$12,466
Effective tax rate	23.6%	22.9%

The income tax provision reflects a higher rate in 2021 compared to 2020. The variance was primarily driven by higher income in the current year which diluted the rate benefit from tax credits when compared to the prior year. Additionally, the increased rate in the current year is the result of an increase in current year equity-based compensation offset by the benefit of increased foreign earnings over prior year. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $59.8 million or $1.36 per diluted share in 2021 compared to $41.9 million or $0.98 per diluted share in 2020.

Comparison of Fiscal Year Ended January 2, 2021 with the Fiscal Year Ended December 28, 2019

To review commentary for the consolidated and segment-level results of operations comparison of the fiscal year ended January 2, 2021 with the fiscal year ended December 28, 2019, please refer to Item 7 of the Corporation's Form 10-K filed March 2, 2021 with the Securities and Exchange Commission, or follow the link below:

https://www.sec.gov/ix?doc=/Archives/edgar/data/48287/000004828721000038/hni-20210102.htm

Workplace Furnishings

The following table presents certain key highlights from the results of operations in the workplace furnishings segment (in thousands):

	2021	2020	Change
Net sales	$1,433,985	$1,365,711	5.0%
Operating loss	$(539)	$(4,972)	89.1%
Operating loss %	(0.0)%	(0.4%)	40	bps

Net sales in 2021 for the workplace furnishings segment increased 5.0 percent compared to 2020. The results were driven by higher volumes in the small- and medium-sized business and international channels, both of which experienced a rebound in demand in 2021 relative to 2020, which was more adversely impacted by the COVID-19 pandemic. Volumes were lower in 2021 in the contract and eCommerce channels. The contract market has experienced a slower recovery in demand primarily due to inconsistency in return-to-office plans throughout the country. Demand moderated in the eCommerce channel in 2021, following strong sales growth in 2020 as a result of work-from-home trends driven by the onset of the pandemic. Price realization across most channels also contributed to the segment's sales growth. Furthermore, included in the 2021 sales results was a $34.9 million favorable impact from acquiring DPG.

Operating loss as a percentage of net sales was 40 basis points more favorable in 2021 compared to 2020, driven by lower restructuring, impairment, and one-time costs and improved net productivity, partially offset by unfavorable price-cost.

In the current year, the workplace furnishings segment recorded $7.9 million of restructuring costs and a $5.8 million goodwill impairment charge in connection with business simplification actions, as well as $1.4 million of one-time costs as a result of the COVID-19 pandemic.

In 2020, the workplace furnishings segment recorded net charges of $38.8 million related to the impairment of goodwill, intangibles, and other assets, as well as $5.2 million of one-time costs as a result of the COVID-19 pandemic.

Residential Building Products

The following table presents certain key highlights from the results of operations in the residential building products segment (in thousands):

	2021	2020	Change
Net sales	$750,423	$589,652	27.3%
Operating profit	$141,871	$109,321	29.8%
Operating profit %	18.9%	18.5%	40	bps

Net sales in 2021 for the residential building products segment increased 27.3 percent compared to 2020, driven by strong volume growth in both the new construction and existing home channels. Included in the 2021 sales results was a $12.4 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales increased 40 basis points in 2021 compared to 2020. The increase was driven by SG&A leverage from higher sales volume, partially offset by unfavorable price-cost.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $53.7 million at the end of 2021, compared to $117.8 million at the end of 2020.  These funds, coupled with cash flow from future operations, borrowing capacity under the Corporation's existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months.  Additionally, based on current earnings before interest, taxes, depreciation and amortization generation, the Corporation can access the full $450 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants. As of the end of 2021, $9.2 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Cash Flow – Operating Activities
Operating activities were a source of $131.6 million of cash in 2021, compared to a source of $214.5 million cash in 2020.  The lower cash generation compared to the prior year was primarily due to changes in working capital. Changes in working capital balances resulted in a $59.6 million use of cash in 2021 compared to a $24.2 million source of cash in the prior year. Prior year end working capital balances were lower than normal due to a significant decline in sales volume in 2020 as a result of the COVID-19 pandemic and related economic disruption. As demand has rebounded in many markets in 2021, the Corporation's receivables, inventory, and accounts payable and accrued expenses have risen to more normal levels, resulting in a net use of cash.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory.  Management believes recorded trade receivable valuation allowances at the end of 2021 are adequate to cover the risk of potential bad debts.  Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.2 percent and 2.7 percent at the end of 2021 and 2020, respectively. The Corporation’s inventory turns were 8.9 and 8.2 for 2021 and 2020, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $66.5 million in 2021 and $41.8 million in 2020.  These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. The Corporation anticipates capital expenditures for 2022 in an estimated range of $70 million to $80 million.

Cash Flow – Financing Activities
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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows (in dollars):

	2021	2020
Common shares	$1.235	$1.220

The last quarterly dividend increase was from $0.305 to $0.310 per common share effective with the June 1, 2021 dividend payment for shareholders of record at the close of business on May 21, 2021.  The average dividend payout percentage for the most recent three-year period has been 64 percent of prior year earnings or 25 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation-related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized $200 million on February 13, 2019, for repurchases of the Corporation’s common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements for further information.

Cash Requirements

As of January 1, 2022, the Corporation, has the following obligations and commitments to make future payments:

Purchase Obligations - The Corporation’s purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase. Estimated purchase obligations total $188 million during 2022 and $85 million thereafter.

Debt - Debt principal obligations are approximately $3 million during 2022, and $175 million thereafter. Interest obligations from debt are estimated to be approximately $6 million during 2022 and $18 million thereafter. Refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements for additional information.

Deferred Compensation - Deferred compensation obligations, which include both cash and Corporation stock, are expected to be approximately $1 million during 2022 and $9 million thereafter. Refer to “Note 11. Stock-Based Compensation” in the Notes to Consolidated Financial Statements for additional information.

Post-Retirement Benefit Plan - Post-retirement benefit plan payments are expected to be approximately $1 million during 2022 and $11 million in aggregate from 2023 through 2031. Refer to “Note 13. Post-Retirement Health Care" in the Notes to Consolidated Financial Statements for additional information.

Operating and Finance Leases - Operating and finance lease obligations are expected to be approximately $25 million during 2022 and $80 million thereafter. Refer to “Note 14. Leases" in the Notes to Consolidated Financial Statements for additional information.

Other Obligations - Other long-term obligations of approximately $13 million are primarily comprised of uncertain tax positions, acquisition-related holdbacks, and put option liabilities. Additionally, refer to “Note 2. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for the Corporation’s estimated future obligations related to product warranties and self-insured liabilities.

Litigation and Uncertainties

See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by the ongoing COVID-19 pandemic and recent dynamics around labor availability, supply chain capacity, and cost inflation. However, management believes the Corporation is well positioned to grow revenues, expand margins, and generate cash flows. Strength in residential building products is expected to continue, and conditions in workplace furnishings are expected to continue to improve.

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

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive, with estimated liabilities of $26.3 million and $25.7 million as of January 1, 2022 and January 2, 2021, respectively, included in the Consolidated Balance Sheets. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages.

The Corporation’s policy is to accrue amounts in accordance with the actuarial determined liabilities. The actuarial valuations are based on historical and current factors such as cost experience, claim frequency, and demographic information, along with certain assumptions about future events including legal actions, medical cost inflation, the number or severity of claims, and the magnitude and change of actual experience development. No changes were made to the methodologies utilized to estimate self-insurance reserves in 2021. While the recorded amounts are sensitive to the assumptions and factors described herein, management believes that such assumptions and actuarial methods used to determine self-insurance reserves are reasonable and provide an appropriate basis for estimating the liabilities. However, inherent uncertainty due to variability in the facts and circumstances of individual claims, as well as the length of time from incurrence of claims to final settlement, may result in the Corporation's ultimate exposure differing significantly from what is currently estimated.

As of January 1, 2022, the Corporation's self-insurance reserve was accrued within an actuarial determined range, which accounts for the subjective nature of the estimate. The span of the current range is approximately $6 million.

Recently Issued Accounting Standards Not Yet Adopted

None

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

As of January 1, 2022, the Corporation had $75 million of debt outstanding under the Corporation's $450 million revolving credit facility, which bore variable interest based on one month LIBOR. As of January 1, 2022, the Corporation had an interest rate swap agreement in place to fix the interest rate on $75 million of the Corporation's revolving credit facility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent instead of LIBOR. As of January 1, 2022, the Corporation had no borrowings on the revolving credit facility in excess of the amount covered by the interest rate swap agreement. The Corporation may utilize additional borrowings over the course of the year, which will be subject to the variable borrowings rate as defined.

The Corporation monitors market interest rate risk exposures. As the Corporation holds no borrowings subject to variable interest rate exposure as of January 1, 2022, there is not current exposure given the current borrowings outstanding. The impacts of any hypothetical changes in interest rates will be directly correlated to any necessary future borrowings above the current levels outstanding.

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

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations.  The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning.  The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas.  All of these materials are impacted increasingly by global market conditions.  The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Periodically, including in the current year, margins are negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices.  The Corporation believes future market price increases on its key direct materials and assembly components are likely.  Consequently, it views the prospect of such increases as a risk to the business.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K.  As of January 1, 2022, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In fourth quarter 2021, the Corporation acquired Trinity and OGC (see Note 4). Due to the timing of the transactions, management has excluded both Trinity and OGC from the annual assessment of the effectiveness of internal control over financial reporting as of January 1, 2022. On a combined basis, Trinity and OGC represent approximately 3 percent of consolidated total assets and less than 1 percent of the consolidated net sales of the Corporation as of and for the year ended January 1, 2022.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 26, 2022 (the "2022 Proxy Statement") is incorporated herein by reference.  For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2022 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Ethics" of the 2022 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2022 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Beneficial Ownership of the Corporation's Stock" and "Equity Compensation Plan Information" of the 2022 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2022 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Corporation's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information under the caption "Audit and Non-Audit Fees" of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation's 2021 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Amended and Restated By-laws of HNI Corporation, effective May 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 11, 2021)
(4.1)	Description of Securities of HNI Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)
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

(10.6)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference to Exhibit 4.3 to the Corporation's Form S-8 filed May 9, 2017)*

(10.7)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2018)*

(10.8)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.9)	2017 Equity Plan for Non-Employee Directors of HNI Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed May 9, 2017)*
(10.10)
Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.11)	Form of HNI Corporation Change In Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2018)*
(10.12)	Form of HNI Corporation Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007)*
(10.13)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed February 22, 2010)*

(10.14)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Corporation's Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.15)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Corporation’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.16)	HNI Corporation Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.17)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.18)	HNI Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.19)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.20)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.21)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.22)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2021*

(10.23)	HNI Corporation 2021 Stock-Based Compensation Plan (incorporated by reference from Appendix A to the Corporation's Proxy Statement filed on April 12, 2021)*
(10.24)
Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

(10.25)
Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (CEO) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

(10.26)
Form of HNI Corporation 2021 Stock-Based Compensation Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

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
(101)	The following materials from HNI Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements
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

HNI Corporation

Date: March 1, 2022	By:	/s/ Jeffrey D. Lorenger
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

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	March 1, 2022
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 1, 2022
Marshall H. Bridges

/s/ Mary A. Bell	Director	March 1, 2022
Mary A. Bell

/s/ Miguel M. Calado	Director	March 1, 2022
Miguel M. Calado

/s/ Cheryl A. Francis	Lead Director	March 1, 2022
Cheryl A. Francis

/s/ John R. Hartnett	Director	March 1, 2022
John R. Hartnett

/s/ Mary K. W. Jones	Director	March 1, 2022
Mary K. W. Jones

/s/ Larry B. Porcellato	Director	March 1, 2022
Larry B. Porcellato

/s/ Dhanusha Sivajee	Director	March 1, 2022
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	March 1, 2022
Abbie J. Smith

/s/ Ronald V. Waters, III	Director	March 1, 2022
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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management's report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In fourth quarter 2021, the Corporation acquired Trinity and OGC (see Note 4). Due to the timing of the transactions, management has excluded both Trinity and the OGC from the annual assessment of the effectiveness of internal control over financial reporting as of January 1, 2022. On a combined basis, Trinity and OGC combined represent approximately 3 percent of consolidated total assets and less than 1 percent of the consolidated net sales of the Corporation as of and for the year ended January 1, 2022.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 1, 2022.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 1, 2022, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of January 1, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Trinity Hearth and Home Inc. and The Outdoor GreatRoom Company during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022, Trinity Hearth and Home Inc. and The Outdoor GreatRoom Company’s internal control over financial reporting associated with total assets of 3 percent of consolidated total assets and total revenues of less than 1 percent of the consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended January 1, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Trinity Hearth and Home Inc. and The Outdoor GreatRoom Company.
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

Workers’ compensation and product liabilities
As discussed in Note 2 to the consolidated financial statements, the Company reported general, auto, product, and workers’ compensation liabilities of $26.3 million. The Company is primarily self-insured and actuarial valuations are used to determine the liabilities. Those valuations are based in part on certain assumptions about legal actions and the magnitude of change in actual experience development.

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
Chicago, Illinois
March 1, 2022

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share data)

	2021	2020	2019
Net sales	$2,184,408	$1,955,363	$2,246,947
Cost of sales	1,427,048	1,234,243	1,413,185
Gross profit	757,360	721,120	833,762
Selling and administrative expenses	665,641	620,927	680,049
Restructuring and impairment charges	6,299	38,818	2,371
Operating income	85,420	61,375	151,342
Interest expense, net	7,153	6,990	8,628
Income before income taxes	78,267	54,385	142,714
Income tax expense	18,456	12,466	32,211
Net income	59,811	41,919	110,503
Less: Net income (loss) attributable to non-controlling interest	(3)	2	(2)
Net income attributable to HNI Corporation	$59,814	$41,917	$110,505

Average number of common shares outstanding – basic	43,438	42,689	43,101
Net income attributable to HNI Corporation per common share – basic	$1.38	$0.98	$2.56
Average number of common shares outstanding – diluted	43,964	42,956	43,495
Net income attributable to HNI Corporation per common share – diluted	$1.36	$0.98	$2.54

Foreign currency translation adjustments	$417	$1,841	$61
Change in unrealized gains (losses) on marketable securities, net of tax	(301)	265	251
Change in pension and post-retirement liability, net of tax	1,238	(920)	(2,833)
Change in derivative financial instruments, net of tax	1,024	(2,266)	(1,953)
Other comprehensive income (loss), net of tax	2,378	(1,080)	(4,474)
Comprehensive income	62,189	40,839	106,029
Less: Comprehensive income (loss) attributable to non-controlling interest	(3)	2	(2)
Comprehensive income attributable to HNI Corporation	$62,192	$40,837	$106,031
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands)

	January 1, 2022	January 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$52,270	$116,120
Short-term investments	1,392	1,687
Receivables	239,955	207,971
Allowance for doubtful accounts	(2,813)	(5,514)
Inventories, net	181,591	137,811
Prepaid expenses and other current assets	51,099	37,660
Total Current Assets	523,494	495,735

Property, Plant, and Equipment:
Land and land improvements	30,851	29,691
Buildings	294,545	293,708
Machinery and equipment	593,630	578,643
Construction in progress	29,663	17,750
	948,689	919,792
Less accumulated depreciation	(581,909)	(553,835)
Net Property, Plant, and Equipment	366,780	365,957

Right-of-use - Finance Leases	10,173	6,095
Right-of-use - Operating Leases	82,881	70,219

Goodwill and Other Intangible Assets	471,502	458,896

Other Assets	43,067	21,130

Total Assets	$1,497,897	$1,418,032
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except par value)

	January 1, 2022	January 2, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$473,753	$413,638
Current maturities of debt	3,221	841
Current maturities of other long-term obligations	3,910	2,990
Current lease obligations - Finance	2,765	1,589
Current lease obligations - Operating	22,799	19,970
Total Current Liabilities	506,448	439,028

Long-Term Debt	174,608	174,524

Long-Term Lease Obligations - Finance	7,373	4,516
Long-Term Lease Obligations - Operating	63,757	53,249

Other Long-Term Liabilities	80,736	81,264

Deferred Income Taxes	75,008	74,706

Equity:
HNI Corporation shareholders' equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2,000 shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200,000 shares, outstanding:
January 1, 2022 - 42,582 shares; January 2, 2021 - 42,919 shares	42,582	42,919

Additional paid-in capital	39,192	38,659
Retained earnings	514,645	517,994
Accumulated other comprehensive loss	(6,775)	(9,153)
Total HNI Corporation shareholders' equity	589,644	590,419

Non-controlling interest	323	326

Total Equity	589,967	590,745

Total Liabilities and Equity	$1,497,897	$1,418,032
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, December 29, 2018	$43,582	$18,041	$504,909	$(3,599)	$326	$563,259
Comprehensive income:
Net income (loss)	—	—	110,505	—	(2)	110,503
Other comprehensive income (loss), net of tax	—	—	—	(3,735)	—	(3,735)
Reclassification of Stranded Tax Effects (ASU 2018-02)	—	—	739	(739)	—	—
Impact of Implementation of Lease Guidance	—	—	2,999	—	—	2,999
Cash dividends; $1.210 per share	—	—	(52,232)	—	—	(52,232)
Common shares – treasury:
Shares purchased	(2,286)	(44,424)	(37,197)	—	—	(83,907)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,299	46,182	—	—	—	47,481
Balance, December 28, 2019	$42,595	$19,799	$529,723	$(8,073)	$324	$584,368
Comprehensive income:
Net income	—	—	41,917	—	2	41,919
Other comprehensive income (loss), net of tax	—	—	—	(1,080)	—	(1,080)
Impact of new accounting standard related to credit losses	—	—	(131)	—	—	(131)
Dividends payable	—	—	(231)	—	—	(231)
Cash dividends; $1.220 per share	—	—	(52,096)	—	—	(52,096)
Common shares – treasury:
Shares purchased	(214)	(4,988)	(1,188)	—	—	(6,390)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	538	23,848	—	—	—	24,386
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
Comprehensive income:
Net income (loss)	—	—	59,814	—	(3)	59,811
Other comprehensive income (loss), net of tax	—	—	—	2,378	—	2,378
Dividends payable	—	—	(1,001)	—	—	(1,001)
Cash dividends; $1.235 per share	—	—	(53,689)	—	—	(53,689)
Common shares – treasury:
Shares purchased	(1,515)	(50,448)	(8,473)	—	—	(60,436)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1,178	50,981	—	—	—	52,159
Balance, January 1, 2022	$42,582	$39,192	$514,645	$(6,775)	$323	$589,967
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	2021	2020	2019
Net Cash Flows From (To) Operating Activities:
Net income	$59,811	$41,919	$110,503
Non-cash items included in net income:
Depreciation and amortization	83,146	77,683	77,427
Other post-retirement and post-employment benefits	1,328	1,472	1,475
Stock-based compensation	12,881	7,827	6,830
Reduction in carrying amount of right-of-use assets	25,206	22,997	22,936
Deferred income taxes	(372)	(12,005)	6,750
Impairment of goodwill and intangible assets	5,750	39,580	—
Other – net	4,047	3,064	5,607
Net increase (decrease) in cash from operating assets and liabilities	(59,635)	24,204	(3,280)
Increase (decrease) in other liabilities	(530)	7,728	(8,868)
Net cash flows from (to) operating activities	131,632	214,469	219,380

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(53,463)	(32,296)	(60,826)
Acquisition spending, net of cash acquired	(44,552)	(58,258)	—
Capitalized software	(13,085)	(9,506)	(6,059)
Purchase of investments	(3,411)	(4,222)	(6,702)
Sales or maturities of investments	3,295	3,611	4,845
Other – net	210	299	5,847
Net cash flows from (to) investing activities	(111,006)	(100,372)	(62,895)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(2,556)	(83,179)	(215,934)
Proceeds from debt	4,966	83,309	141,035
Dividends paid	(53,750)	(52,096)	(52,232)
Purchase of HNI Corporation common stock	(59,167)	(6,764)	(83,887)
Proceeds from sales of HNI Corporation common stock	31,135	8,064	30,473
Other – net	(5,104)	616	(686)
Net cash flows from (to) financing activities	(84,476)	(50,050)	(181,231)

Net increase (decrease) in cash and cash equivalents	(63,850)	64,047	(24,746)
Cash and cash equivalents at beginning of period	116,120	52,073	76,819
Cash and cash equivalents at end of period	$52,270	$116,120	$52,073
The accompanying notes are an integral part of the consolidated financial statements.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
January 1, 2022

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of workplace furnishings and residential building products.  Refer to "Note 16. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information. Workplace furnishings products include panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments.  Residential building products include a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.  These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets.  The Corporation’s products are marketed predominantly in the United States and Canada.  The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Middle East, Mexico, Latin America, and the Caribbean. The Corporation also manufactures and markets office furniture in Asia, primarily China and India.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31.  Fiscal year 2021 ended on January 1, 2022, fiscal year 2020 ended on January 2, 2021, and fiscal year 2019 ended on December 28, 2019. The financial statements for fiscal years 2021 and 2019 are on a 52-week basis, while 2020 is on a 53-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts.  The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months.  The Corporation has short-term investments with maturities of less than one year, as well as investments with maturities between one and five years.  Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect.  The specific identification method is used to determine realized gains and losses on the trade date. The Corporation's equity investments consist of investments in private entities and are carried at cost, as they do not have a readily determinable fair value.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	January 1, 2022			January 2, 2021
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$1,392	$11,913	$—	$1,687	$11,912
Equity investment	—	—	2,500	—	—	1,500
Cash and money market accounts	52,270	—	—	116,120	—	—
Total	$52,270	$1,392	$14,413	$116,120	$1,687	$13,412

The following table summarizes the amortized cost basis of the debt securities (in thousands):

	January 1, 2022	January 2, 2021
Amortized cost basis of debt securities	$13,231	$13,143

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities. Immaterial amounts of accrued interest receivable related to the Corporation's portfolio are recorded in "Prepaid expenses and other current assets".

Receivables
Trade receivables are recorded at amortized cost, net of an allowance for doubtful accounts. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. The following table summarizes the change in the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Current provision and adjustments	Amounts written off	Recoveries and other	Balance at end of period
Year ended January 1, 2022	$5,514	$(879)	$(1,911)	$89	$2,813
Year ended January 2, 2021	$3,559	$3,625	$(1,685)	$15	$5,514
Year ended December 28, 2019	$3,867	$508	$(1,099)	$283	$3,559

Inventories
The Corporation's residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 1, 2022	January 2, 2021
Finished products	$137,187	$98,527
Materials and work in process	91,996	70,264
Last-in, first-out ("LIFO") allowance	(47,592)	(30,980)
Total inventories, net	$181,591	$137,811

Inventory valued by the LIFO costing method	84%	75%

There were no material liquidations of previously established LIFO layers in 2021 or 2020. If only the FIFO method had been in use, inventories would have been $47.6 million and $31.0 million higher than reported as of January 1, 2022 and January 2, 2021, respectively. The increase in the LIFO allowance from prior year end was primarily attributed to an increase in current costs stemming from inflationary pressure, as well as an increase in units on hand driven by higher sales volumes and strategic sourcing decisions to help mitigate supply chain delays.

The FIFO inventory allowance was $19.9 million and $12.0 million as of January 1, 2022, and January 2, 2021, respectively. The year-over-year increase was due to strategic restructuring activity of an eCommerce business in the workplace furnishings segment.

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Major improvements that materially extend the useful lives of the assets are capitalized.  Depreciation has been computed using the straight-line method over estimated useful lives: land improvements, 10 – 20 years; buildings, 10 – 40 years; and machinery and equipment, 3 – 12 years. Total depreciation expense was as follows (in thousands):

	2021	2020	2019
Depreciation expense	$52,990	$53,420	$53,022

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

The Corporation reviews goodwill at the reporting unit level within its workplace furnishings and residential building products operating segments.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on an average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.  The valuations employ present value techniques to measure fair value and consider market factors.  In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter or whenever an indication of impairment exists. Consistent with goodwill impairment testing, a qualitative assessment may be performed to determine whether it is more likely than not the fair value of indefinite-lived trade names is less than the carrying amount. If it is determined necessary to perform a quantitative test, the estimate of the fair value of the trade names is based on a discounted cash flows model using inputs which include: projected revenues, assumed royalty rates that would be payable if the trade names were not owned, and discount rates.

The Corporation has definite-lived intangible assets that are amortized over their estimated useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows (in thousands):

	January 1, 2022	January 2, 2021
Trade accounts payable	$233,759	$190,527
Compensation	55,404	49,439
Profit sharing and retirement	22,861	26,414
Accrued marketing	31,498	31,969
Accrued freight	19,129	15,288
Customer deposits	27,218	21,101
Other accrued expenses	83,884	78,900
	$473,753	$413,638

Product Warranties
The Corporation issues certain warranty policies on its workplace furnishings and residential building products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials, or workmanship.  The duration of warranty policies on the Corporation's products varies based on the type of product. Allowances have been established for the anticipated future costs associated with the Corporation's warranty programs.

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.

Activity associated with warranty obligations was as follows (in thousands):

	2021	2020	2019
Balance at beginning of period	$16,109	$15,865	$15,450
Accruals for warranties issued during period	7,723	9,380	11,035
Adjustments related to pre-existing warranties	(189)	127	906
Settlements made during the period	(7,602)	(9,263)	(11,526)
Balance at end of period	$16,041	$16,109	$15,865

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	January 1, 2022	January 2, 2021
Current - in the next twelve months	$5,442	$5,918
Long-term - beyond one year	10,599	10,191
	$16,041	$16,109

Revenue Recognition
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

Accounting Policies and Practical Expedients:
•The Corporation applies the accounting policy election which allows an entity to account for shipping and handling activities that occur after control is transferred as fulfillment activities. The Corporation accrues for shipping and handling costs at the same time revenue is recognized, which is in accordance with the policy election. When shipping and handling activities occur prior to the customer obtaining control of the good(s), they are considered fulfillment activities rather than a performance obligation and the costs are accrued for as incurred.
•The Corporation applies the accounting policy election which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority associated with the transaction, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows the Corporation to present revenue net of these certain types of taxes.
•The Corporation applies the practical expedient which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year.

•The Corporation applies the practical expedient which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Corporation's contracts are typically less than one year in length, consideration will not be adjusted.
•The Corporation's backlog orders are typically cancellable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation elected the practical expedient not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a few months.

Leases
Accounting Policies and Practical Expedients:
•The Corporation has made an accounting election by class of underlying assets to not separate non-lease components of a contract from the lease components to which they relate for all classes of assets except for embedded leases.
•The Corporation has elected for all asset classes to not recognize right of use ("ROU") assets and lease liabilities for leases that at the acquisition date or business combination date have a remaining lease term of twelve months or less.

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

	2021	2020	2019
Research and development costs	$39,415	$35,318	$34,699

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows (in thousands):

	2021	2020	2019
Freight expense	$118,196	$98,417	$123,667

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	2021	2020	2019
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$59,814	$41,917	$110,505
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43,438	42,689	43,101
Potentially dilutive shares from stock-based compensation plans	526	267	394
Denominator for diluted EPS	43,964	42,956	43,495
Earnings per share – basic	$1.38	$0.98	$2.56
Earnings per share – diluted	$1.36	$0.98	$2.54

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	2021	2020	2019
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,606	3,110	2,131

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

	January 1, 2022	January 2, 2021
General, auto, product, and workers' compensation liabilities	$26,300	$25,666

The preceding table excludes self-insured member health benefits liabilities of $5.9 million and $6.0 million as of January 1, 2022 and January 2, 2021, respectively.

The Corporation’s policy is to accrue amounts in accordance with the actuarial determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.  Changes in assumptions for such matters as legal actions, medical cost inflation, and magnitude of change in actual experience development could cause these estimates to change in the future.

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

Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application. The Corporation adopted ASC 740 in the first quarter of fiscal 2021, with no material effect on the Consolidated Financial Statements and related footnote disclosures.

Reclassifications
Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	2021	2020	2019
Systems and storage	$833,220	$741,183	$951,965
Seating	481,739	489,342	583,245
Other	119,026	135,186	161,976
Total workplace furnishings	1,433,985	1,365,711	1,697,186

Residential building products	750,423	589,652	549,761
	$2,184,408	$1,955,363	$2,246,947

Sales by product category are subject to similar economic factors and market conditions. See “Note 16. Reportable Segment Information” in the Notes to Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid up-front to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation's products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities. Contract assets and contract liabilities were as follows (in thousands):

	January 1, 2022	January 2, 2021
Trade receivables (1)	$239,955	$207,971
Contract assets (current) (2)	$1,471	$761
Contract assets (long-term) (3)	$18,198	$2,486
Contract liabilities (4)	$58,716	$53,070

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended January 1, 2022 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$17,294	$—
Reclassification of contract assets to contra-revenue	(872)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(121,654)
Contract liabilities paid	—	122,127
Cash received in advance and not recognized as revenue	—	(115,242)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	109,919
Impact of business combinations	—	(796)
Net change	$16,422	$(5,646)

The increase in contract assets in 2021 is due to payments made in connection with multi-year distribution agreements in the workplace furnishings segment.

Changes in contract asset and contract liability balances during the year ended January 2, 2021 were as follows (in thousands):

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$358	$—
Reclassification of contract assets to contra-revenue	(668)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(122,501)
Contract liabilities paid	—	136,876
Cash received in advance and not recognized as revenue	—	(82,251)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	76,047
Impact of business combination	—	(6,269)
Net change	$(310)	$1,902

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended January 1, 2022 that was included in the January 2, 2021 contract liabilities balance was $21.1 million. The amount of revenue recognized during the year ended January 2, 2021 that was included in the December 28, 2019 contract liabilities balance was $8.6 million.

Note 4. Acquisitions

On October 14, 2021, the Corporation acquired Trinity Hearth & Home ("Trinity"), an installing fireplace distributor in the Dallas/Fort Worth area, for approximately $30 million. This transaction, which aligns with the Corporation's vertical integration strategy in the residential building products market and provides a hub to better serve customers in the rapidly growing Southwest region, was structured as an asset acquisition and was consummated entirely in cash.

On December 17, 2021, the Corporation acquired The Outdoor GreatRoom Company ("OGC"), a leading manufacturer and supplier of premium outdoor fire tables and fire pits, for approximately $15 million. This transaction, which positions the Corporation to grow and develop a leading position in the fast-growing outdoor living market, was structured as a stock acquisition and was consummated entirely in cash.

The preliminary assets and liabilities of Trinity and OGC are included in the Corporation's residential building products segment, and goodwill, which is expected to be tax deductible, is assigned to the residential building products reporting unit.

The provisional purchase price allocation for Trinity and OGC, and estimated amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Trinity		OGC
	Fair Value	Amortization Period	Fair Value	Amortization Period
Cash	$—		$331
Inventories	2,079		4,460
Receivables	4,604		1,783
Prepaid expenses and other current assets	—		1,247
Property, plant, and equipment	281		520
Accounts payable and accrued expenses	(1,726)		(2,844)
Goodwill	13,742		1,860
Customer lists	12,000	13 Years	4,945	10 Years
Trade names	—		2,500	10 Years
Total net assets	$30,980		$14,802

The provisional purchase price accounting of both acquisitions remains open. The valuation analysis requires the use of complex management estimates and assumptions such as future cash flows discount rates, royalty rates, and long-term growth rates. At this time, intangible assets and goodwill are recorded based on preliminary assumptions, and the Corporation has not finalized the determination of fair values of intangible assets. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation of both of these acquisitions later in 2022.

During the first quarter of 2021, the Corporation acquired the assets of a residential building products distributor in an all-cash deal. The aggregate purchase price was approximately $1.6 million, and includes $1.2 million of tax deductible goodwill. The purchase accounting is complete, and the remaining assets and liabilities acquired were not material.

On December 31, 2020, the Corporation acquired Design Public Group ("DPG"), a leading eCommerce distributor of high-design furniture and accessories for the office and home. This transaction, which was structured as an asset acquisition and consummated entirely in cash of approximately $50 million, aligns with the Corporation's long-term strategies related to digital and eCommerce initiatives. DPG's assets and liabilities are included in the Corporation's workplace furnishings segment, and goodwill, which is tax-deductible, is assigned to its own reporting unit.

The DPG purchase price allocation, which was completed in the third quarter of 2021, and amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Period
Inventories	$1,597
Receivables	4
Prepaid expenses and other current assets	467
Accounts payable and accrued expenses	(8,035)
Goodwill	33,588
Customer lists	11,500	11 Years
Software	5,500	5 Years
Trade names	5,200	10 Years
Other intangible assets	300	3 Years
Total net assets	$50,121

As a result of further review and refinement of certain valuation assumptions, measurement period adjustments were recorded in 2021 related to the DPG acquisition that increased working capital by $0.8 million, customer lists by $1.8 million, software by $1.7 million, trade names by $1.8 million, and other intangible assets by $0.1 million; goodwill was decreased by $6.2 million.

All acquisitions in the years presented were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Note 5. Supplemental Cash Flow Information

The Corporation's cash payments for interest, income taxes, and non-cash investing and financing activities are as follows (in thousands):

	2021	2020	2019
Cash paid for:
Interest	$7,571	$7,472	$9,867
Income taxes	$26,428	$31,441	$21,181
Changes in accrued expenses due to:
Purchases of property and equipment	$235	$6,406	$(8,476)
Purchases of capitalized software	$38	$223	$653

Note. 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 1, 2022	January 2, 2021
Goodwill	$297,339	$292,434
Definite-lived intangible assets	147,627	139,863
Indefinite-lived intangible assets	26,536	26,599
Total goodwill and other intangible assets	$471,502	$458,896

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2019
Goodwill	$128,677	$186,662	$315,339
Accumulated impairment losses	(44,376)	(143)	(44,519)
Net goodwill balance as of December 28, 2019	$84,301	$186,519	$270,820

Goodwill acquired during the year	39,800	10,314	50,114
Impairment losses	(28,500)	—	(28,500)

Balance as of January 2, 2021
Goodwill	168,477	196,976	365,453
Accumulated impairment losses	(72,876)	(143)	(73,019)
Net goodwill balance as of January 2, 2021	$95,601	$196,833	$292,434

Goodwill acquired during the year / measurement period adjustments	(6,211)	16,866	10,655
Impairment losses	(5,750)	—	(5,750)

Balance as of January 1, 2022
Goodwill	162,266	213,842	376,108
Accumulated impairment losses	(78,626)	(143)	(78,769)
Net goodwill balance as of January 1, 2022	$83,640	$213,699	$297,339

Goodwill acquired in 2021 was the result of the Corporation's acquisition of residential building products companies. The decrease in workplace furnishings goodwill in 2021 was the result of the finalization of the acquisition accounting for DPG. See "Note 4. Acquisitions" for additional information.

In the fourth quarter of 2021, the Corporation recorded a pretax goodwill impairment charge of $5.8 million in connection with the decision to exit the Maxon office furniture brand. This action is consistent with the Corporation's broader business simplification efforts in the workplace furnishings segment. The Maxon reporting unit has no remaining goodwill.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets (in thousands):

	January 1, 2022			January 2, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$196,754	$102,072	$94,682	$182,127	$78,619	$103,508
Trademarks and trade names	14,264	4,600	9,664	9,964	3,546	6,418
Customer lists and other	109,635	66,354	43,281	91,002	61,065	29,937
Net definite-lived intangible assets	$320,653	$173,026	$147,627	$283,093	$143,230	$139,863

The table above includes the estimated fair values of software, trademarks and trade names, and customer lists and other identified intangible assets acquired through business combinations in 2021 and 2020. See "Note 4. Acquisitions" for additional information.

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	2021	2020	2019
Capitalized software	$23,649	$19,313	$18,130
Other definite-lived intangibles	$6,507	$4,950	$6,275

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows (in millions):

	2022	2023	2024	2025	2026
Amortization expense	$29.9	$25.7	$21.4	$18.9	$16.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets (in thousands):

	January 1, 2022	January 2, 2021
Trademarks and trade names	$26,536	$26,599

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

The Corporation elected to perform a qualitative assessment for purposes of its annual goodwill impairment testing in 2021. Based on this assessment, management concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. Therefore, no further quantitative testing was performed. Near the end of the fourth quarter, subsequent to the annual impairment testing, a triggering event occurred that was specific to the Maxon reporting unit, and which resulted in the impairment charge discussed herein.

The Corporation also elected to perform a qualitative assessment for purposes of its annual impairment testing for certain indefinite-lived intangible assets in 2021. Based on this assessment, management concluded that it was more likely than not that the fair value of the respective assets was greater than carrying value. Quantitative impairment testing was performed for the remaining indefinite-lived intangible assets, with no impairments identified. Additionally, there were no impairments identified with respect to long-lived assets in 2021.

Note 7. Debt

Debt is as follows (in thousands):

	January 1, 2022	January 2, 2021
Revolving credit facility with interest at a variable rate (January 1, 2022 - 1.1%; January 2, 2021 - 1.2%)	$75,000	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	3,221	841
Deferred debt issuance costs	(392)	(476)
Total debt	177,829	175,365
Less: Current maturities	3,221	841
Long-term debt	$174,608	$174,524

Aggregate maturities of debt are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Maturities of debt	$3,221	$75,000	$—	$50,000	$—	$50,000

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at January 1, 2022 was $75 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $114 million at January 1, 2022.

As of January 1, 2022, the Corporation’s revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018 with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.1 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of January 1, 2022, there was $75 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $375 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions. The Corporation expects to refinance the revolving credit facility prior to its scheduled maturity in April 2023.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of January 1, 2022, the debt issuance costs balance of $0.4 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income.  As of January 1, 2022, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement.  The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$14,115	$18,365	$20,122
State	3,957	6,030	5,418
Foreign	766	146	662
Current provision	18,838	24,541	26,202
Deferred:
Federal	(699)	(9,100)	4,140
State	437	(2,395)	1,634
Foreign	(120)	(580)	235
Deferred provision	(382)	(12,075)	6,009
Total income tax expense	$18,456	$12,466	$32,211

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows (in thousands):

	2021	2020	2019
Federal statutory tax expense	$16,436	$11,420	$29,970
State taxes, net of federal tax effect	3,687	2,387	5,159
Credit for research activities	(3,965)	(3,891)	(4,050)
Valuation allowance	(221)	1,264	98
Goodwill impairment	137	1,453	—
Executive compensation limitation	1,179	529	139
Other – net	1,203	(696)	895
Total income tax expense	$18,456	$12,466	$32,211

In the current year, the 2020 federal income tax returns were completed resulting in a $0.4 million benefit related to a change in estimate of research and development credits and other items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred Taxes
Allowance for doubtful accounts	$505	$1,228
Compensation	7,306	7,187
Inventory differences	3,138	2,725
Stock-based compensation	7,890	8,494
Accrued post-retirement benefit obligations	5,713	6,676
Vacation accrual	3,201	2,896
Warranty accrual	4,401	4,185
Tax loss and tax credit carryforwards	10,197	9,338
Capital loss carryforward	2,104	2,012
Lease liability	23,429	16,392
Payroll deferral	2,056	4,114
Other – net	8,000	7,491
Total deferred tax assets	$77,940	$72,738
Deferred income	(5,049)	(4,743)
Goodwill and other intangible assets	(49,744)	(48,934)
Prepaid expenses	(6,481)	(6,454)
Right of use asset	(23,109)	(16,626)
Tax over book depreciation	(56,582)	(58,556)
Total deferred tax liabilities	$(140,965)	$(135,313)
Valuation allowance	(11,303)	(11,524)
Total net deferred tax liabilities	$(74,328)	$(74,099)

Long-term net deferred tax assets	680	607
Long-term net deferred tax liabilities	(75,008)	(74,706)
Total net deferred tax liabilities	$(74,328)	$(74,099)

The valuation allowance, which primarily relates to foreign deferred tax assets, is as follows (in thousands):

	Balance at beginning of period	Charged to expenses	Adjustments to balance sheet	Balance at end of period
Year ended January 1, 2022	$11,524	$(221)	$—	$11,303
Year ended January 2, 2021	$10,260	$1,264	$—	$11,524
Year ended December 28, 2019	$7,153	$98	$3,009	$10,260

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020
Balance at beginning of period	$2,227	$2,578
Increases in positions taken in a prior period	81	53
New positions taken in a current period	568	364
Decrease due to lapse of statute of limitations	(681)	(768)
Balance at end of period	$2,195	$2,227

As of January 1, 2022, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date.  These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation.  It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods.  The expenses and liabilities recorded for interest and penalties as of and for the years ended January 1, 2022 and January 2, 2021 are immaterial.

Tax years 2018 through 2020 remain open for examination by the Internal Revenue Service ("IRS"). Tax years 2016 through 2020, and 2015 through 2020 remain open for examination in various state and foreign jurisdictions, respectively. The Corporation is not currently under federal examination. The Corporation is currently under examination in certain states in which the outcome is expected to be immaterial.

Note 9. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities, and deferred stock-based compensation.  The marketable securities are comprised of money market funds, government securities, and corporate bonds.  When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1.  Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of January 1, 2022
Cash and cash equivalents (including money market funds) (1)	$52,270	$52,270	$—	$—
Government securities (2)	$5,489	$—	$5,489	$—
Corporate bonds (2)	$7,816	$—	$7,816	$—
Derivative financial instruments - liability (3)	$(959)	$—	$(959)	$—
Deferred stock-based compensation (4)	$(8,079)	$—	$(8,079)	$—
Put option liability (5)	$(5,100)	$—	$—	$(5,100)

Balance as of January 2, 2021
Cash and cash equivalents (including money market funds) (1)	$116,120	$116,120	$—	$—
Government securities (2)	$6,371	$—	$6,371	$—
Corporate bonds (2)	$7,228	$—	$7,228	$—
Derivative financial instruments - liability (3)	$(2,328)	$—	$(2,328)	$—
Deferred stock-based compensation (4)	$(7,207)	$—	$(7,207)	$—
Amounts in parentheses indicate liabilities.

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

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,973)	$(156)	$(2,929)	$2,459	$(3,599)
Other comprehensive income (loss) before reclassifications	61	318	(2,254)	(1,739)	(3,614)
Tax (expense) or benefit	—	(67)	606	403	942
Reclassification of stranded tax impact	—	—	(1,185)	446	(739)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(1,063)	(1,063)
Balance as of December 28, 2019	$(2,912)	$95	$(5,762)	$506	$(8,073)
Other comprehensive income (loss) before reclassifications	1,439	335	(1,162)	(3,242)	(2,630)
Tax (expense) or benefit	—	(70)	242	759	931
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	402	—	—	217	619
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Other comprehensive income (loss) before reclassifications	417	(381)	1,668	374	2,078
Tax (expense) or benefit	—	80	(430)	(88)	(438)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	738	738
Balance as of January 1, 2022	$(654)	$59	$(5,444)	$(736)	$(6,775)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, the Corporation entered into an interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023. As of January 1, 2022, the fair value of the Corporation's interest rate swap liability was $1.0 million; see "Note 9. Fair Value Measurements of Financial Instruments". The unrecognized change in value of the interest rate swap is reported net of tax as $(0.7) million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2021	2020	2019
Derivative financial instruments
Interest rate swap	Interest expense, net	$(965)	$(278)	$1,392
	Income tax expense	227	61	(329)
Foreign currency translation
Foreign entity reorganization	Selling and administrative expenses	—	(402)	—
	Net of tax	$(738)	$(619)	$1,063
Amounts in parentheses indicate reductions to profit.

Director Plan
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

Common stock was issued under the Director Plans as follows:

	2021	2020	2019
Director Plan issued shares of common stock	24,779	37,833	37,269

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	2021	2020	2019
Dividends per common shares	$1.24	$1.22	$1.21

Members' Stock Purchase Plan
During 2017, shareholders approved the HNI Corporation Members' Stock Purchase Plan (the "2017 MSPP"). Under the 2017 MSPP, 800,000 shares of common stock were registered for issuance to participating members.  Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year.  The price of the stock purchased under the MSPP is 85 percent of the closing price on the exercise date.  No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year.  The following table provides the details of stock under the MSPPs:

	2021	2020	2019
Shares of common stock issued	68,467	92,701	76,041
Average price per share	$34.49	$25.30	$30.67

An additional 432,055 shares were available for issuance under the 2017 MSPP as of January 1, 2022.

Change in Control
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

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation (in thousands, except share and per share data):

	2021	2020	2019
Shares repurchased	1,515,067	214,200	2,286,200
Average price per share	$39.89	$29.83	$36.70

Cash purchase price	$(60,436)	$(6,390)	$(83,907)
Purchases unsettled as of year end	1,269	—	374
Prior year purchases settled in current year	—	(374)	(354)
Shares repurchased per cash flow	$(59,167)	$(6,764)	$(83,887)

As of January 1, 2022, approximately $97.9 million of the Board's current repurchase authorization remained unspent.

Note 11. Stock-Based Compensation

Under the Corporation’s 2021 Stock-Based Compensation Plan (the "2021 Plan"), effective May 24, 2021, the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to executives, managers, and key personnel.  Upon shareholder approval of the 2021 Plan in May 2021, no future awards were granted under the Corporation’s 2017 Stock-Based Compensation Plan (the "2017 Plan" and together with the 2021 Plan, the "Plans"), but all outstanding awards previously granted under the 2017 Plan shall remain outstanding in accordance with their terms.  As of January 1, 2022, there were approximately 3.0 million shares available for future issuance under the Plans.  The Plans are administered by the Human Resources and Compensation Committee of the Board.  Forms of awards issued under the Plans include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both financial performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

RSUs awarded prior to 2020 generally cliff-vest after three years, while RSUs awarded starting in 2020 generally vest ratably over three years. PSUs were awarded starting in 2020, and generally vest at the end of a three year period, subject to a performance metric based on the Corporation's cumulative profitability during the period. PSUs and RSUs awarded starting in 2020 generally accrue cash dividends during the vesting periods, with payment made when earned shares are distributed to participants. Stock options awarded to members must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant.  Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

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

Compensation cost charged against operations for the Plans and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Consolidated Financial Statements was as follows (in thousands):

	2021	2020	2019
Compensation cost	$12,881	$7,827	$6,830

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows (in thousands):

	2021	2020	2019
Income tax benefit	$3,076	$1,925	$1,545

RSUs
The following table summarizes the changes in RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 29, 2018	45,724	$36.49
Granted	10,000	36.05
Vested	(24,823)	33.30
Forfeited	(9,289)	40.22
Nonvested as of December 28, 2019	21,612	$38.41
Granted	173,766	36.78
Vested	(6,968)	40.77
Forfeited	(5,930)	37.50
Nonvested as of January 2, 2021	182,480	$36.80
Granted	430,109	37.02
Vested	(62,989)	37.09
Forfeited	(4,541)	32.90
Nonvested as of January 1, 2022	545,059	$36.98

As of January 1, 2022, there was $6.7 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 1.0 year. The total value of shares vested was as follows (in thousands):

	2021	2020	2019
Value of shares vested	$2,336	$284	$827

PSUs
The following table summarizes the changes in PSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 28, 2019	—	$—
Granted	157,266	37.64
Forfeited	(9,440)	38.08
Nonvested as of January 2, 2021	147,826	$37.62
Granted	163,650	36.99
Forfeited	(2,036)	37.61
Nonvested as of January 1, 2022	309,440	$37.29

As of January 1, 2022, there was $4.9 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 1.0 year.

Stock Options
Stock-based compensation expense related to stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

2019
Expected term	5 years
Expected volatility (weighted-average)	33.86%
Expected dividend yield (weighted-average)	2.98%
Risk-free interest rate (weighted-average)	2.52%

There were no stock options granted in 2021 or 2020.

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

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 29, 2018	3,627,005	$36.89
Granted	637,763	39.64
Exercised	(921,900)	30.29
Forfeited or Expired	(120,143)	39.29
Outstanding as of December 28, 2019	3,222,725	$39.24
Exercised	(188,734)	29.24
Forfeited or Expired	(27,813)	42.38
Outstanding as of January 2, 2021	3,006,178	$39.84
Exercised	(814,639)	35.04
Forfeited or Expired	(832)	39.77
Outstanding as of January 1, 2022	2,190,707	$41.62

A summary of the Corporation’s non-vested stock options and changes during the year are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of January 2, 2021	1,195,317	$10.62
Vested	(238,046)	13.97
Forfeited	(832)	9.88
Non-vested as of January 1, 2022	956,439	$9.79

As of January 1, 2022, there was $0.5 million of unrecognized compensation cost related to stock option awards, which the Corporation expects to recognize over a weighted-average period of 0.6 years.

Information about stock options expected to vest or currently exercisable is as follows:

	January 1, 2022
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value ($000s)
Expected to vest	932,399	$39.18	6.7	$2,676
Exercisable	1,234,268	$43.50	4.2	$3,510

Other information for the last three years is as follows (in thousands):

	2021	2020	2019
Total fair value of options vested	$3,326	$3,608	$11,470
Total intrinsic value of options exercised	$5,433	$1,527	$5,981
Cash received from exercise of stock options	$28,549	$5,519	$27,926
Tax benefit realized from exercise of stock options	$1,000	$376	$1,353
Weighted-average grant-date fair value of options granted	$—	$—	$9.84

Deferred Compensation
The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented (in thousands):

	January 1, 2022	January 2, 2021
Current maturities of other long-term obligations	$1,496	$1,490
Other long-term liabilities	9,033	8,649
Total deferred compensation	$10,529	$10,139

Total fair-market value of deferred compensation	$8,079	$7,207

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

The Corporation's annual contribution to the plan is based on member eligible earnings. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contribution (in thousands):

	2021	2020	2019
Stock contribution	$7,140	$6,870	$7,237
Cash contribution	17,818	19,941	21,171
Total annual contribution	$24,958	$26,811	$28,408

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

The following table sets forth the activity and reporting location of the benefit obligation and plan assets (in thousands):

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$23,403	$21,818
Service cost	597	777
Interest cost	549	675
Benefits paid	(1,073)	(1,204)
Actuarial loss (gain)	(225)	1,337
Benefit obligation at end of year	$23,251	$23,403
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1,073	1,204
Transferred out	—	—
Benefits paid	(1,073)	(1,204)
Fair value at end of year	$—	$—
Funded Status of Plan	$(23,251)	$(23,403)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1,128	$1,039
Non-current liabilities	$22,123	$22,364

Amounts recognized in Accumulated Other Comprehensive Income (Loss) (before tax) consist of:
Actuarial loss	$3,294	$3,701

Change in Accumulated Other Comprehensive Income (Loss) (before tax):
Amount disclosed at beginning of year	$3,701	$2,384
Actuarial loss (gain)	(225)	1,337
Amortization of transition amount	(182)	(20)
Amount disclosed at end of year	$3,294	$3,701

Estimated future benefit payments are as follows (in thousands):

Fiscal 2022	$1,128
Fiscal 2023	$1,119
Fiscal 2024	$1,098
Fiscal 2025	$1,118
Fiscal 2026	$1,147
Fiscal 2027 - 2031	$6,528

Expected contributions are as follows (in thousands):

Fiscal 2022	$1,128

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2021	2020	2019
Discount rate	2.8%	2.4%	3.2%

Note 14. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. As of January 1, 2022, approximately 84 percent of the value of the Corporation's leased assets is for real estate. The remaining 16 percent of the value of the Corporation's leased assets is for equipment.

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

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following (in thousands):

	Classification	2021	2020	2019
Operating lease costs
Fixed	Cost of sales	$2,312	$1,819	$1,803
	Selling and administrative expenses	23,115	25,357	24,149
Short-term / variable	Cost of sales	985	434	700
	Selling and administrative expenses	674	1,772	1,140
Finance lease costs
Amortization	Cost of sales	949	473	279
	Selling and administrative, and interest expense	1,857	265	201
Less: Sublease income
	Cost of sales	(174)	—	—
	Selling and administrative expenses	(346)	(130)	(181)
Total lease costs		$29,372	$29,990	$28,091

Maturity of lease liabilities as of January 1, 2022 is as follows (in thousands):

	Operating Leases (a)	Finance Leases (b)	Total
2022	$21,876	$2,914	$24,790
2023	18,883	2,841	21,724
2024	14,943	2,484	17,427
2025	13,338	2,085	15,423
2026	10,070	139	10,209
Thereafter	15,225	—	15,225
Total lease payments	94,335	10,463	104,798
Less: Interest	(7,779)	(325)	(8,104)
Present value of lease liabilities	$86,556	$10,138	$96,694

(a)At this time there are no operating lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $17.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced, which are excluded from operating lease liabilities.
(b)At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $3.4 million of legally binding minimum lease payments for finance leases signed but not yet commenced, which are excluded from finance lease liabilities.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of January 1, 2022:

	Weighted-Average Discount Rate (percent)	Weighted-Average Remaining Lease Term (years)
Operating leases	3.0%	5.3
Finance leases	1.8%	3.8

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$24,679	$31,461	$26,446
Financing cash flows from finance leases	$2,671	$674	$419
Leased assets obtained in exchange for new operating / finance lease liabilities	$49,344	$27,260	$25,268

Note 15. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $27 million to back certain insurance policies and payment obligations.  Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of January 1, 2022, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

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

Note 16. Reportable Segment Information

Management views the Corporation as two reportable segments based on industries: workplace furnishings and residential building products.

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

Reportable segment data reconciled to the Corporation's consolidated financial statements was as follows (in thousands):

	2021	2020	2019
Net Sales:
Workplace furnishings	$1,433,985	$1,365,711	$1,697,186
Residential building products	750,423	589,652	549,761
Total	$2,184,408	$1,955,363	$2,246,947

Income (Loss) Before Income Taxes:
Workplace furnishings	$(539)	$(4,972)	$103,894
Residential building products	141,871	109,321	94,329
General corporate	(55,912)	(42,974)	(46,881)
Operating income	85,420	61,375	151,342
Interest expense, net	7,153	6,990	8,628
Total	$78,267	$54,385	$142,714

Depreciation and Amortization Expense:
Workplace furnishings	$47,838	$44,615	$44,887
Residential building products	10,001	9,386	8,884
General corporate	25,307	23,682	23,656
Total	$83,146	$77,683	$77,427

Capital Expenditures (including capitalized software):
Workplace furnishings	$34,809	$24,188	$41,137
Residential building products	16,091	8,213	12,225
General corporate	15,648	9,401	13,523
Total	$66,548	$41,802	$66,885

Identifiable Assets:
Workplace furnishings	$808,963	$762,780	$874,913
Residential building products	479,462	381,550	364,653
General corporate	209,472	273,702	212,946
Total	$1,497,897	$1,418,032	$1,452,512

Note 17. Restructuring

Restructuring costs in 2021 relate to business simplification and capacity expansion actions, including the planned exit of a small office furniture brand, restructuring of a workplace furnishings eCommerce business, and the addition of a new manufacturing facility in Mexico. Charges incurred by the workplace furnishing segment include $7.4 million of inventory valuation adjustments and $0.2 million of facility set-up costs including asset relocation and related travel recorded to "Cost of sales" in the Consolidated Statements of Comprehensive Income. $0.5 million of related severance costs were recorded to "Restructuring and impairment charges" in the Consolidated Statements of Comprehensive Income, of which $0.2 million was incurred by the workplace furnishings segment, with the remainder being a corporate charge.

No restructuring charges were recorded in 2020, while in 2019 restructuring costs of $2.4 million were incurred related to a structural realignment in the workplace furnishings segment, primarily severance.

As of January 1, 2022, $0.5 million of accrued restructuring expenses are included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Cash payments made for restructuring costs in 2021 related to the business simplification and capacity expansion actions described above were not significant, and any future restructuring costs connected to these current initiatives are not expected to be material.