Form 10-Q
period 2022-04-02
HNI CORP
filed 2022-05-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	April 2, 2022	42,385,326

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended April 2, 2022 and April 3, 2021	3

	Condensed Consolidated Balance Sheets - April 2, 2022 and January 1, 2022	4

	Condensed Consolidated Statements of Equity - Three Months Ended April 2, 2022 and April 3, 2021	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended April 2, 2022 and April 3, 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	27

Signatures		28

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021

Net sales	$572,328	$484,293
Cost of sales	375,419	304,347
Gross profit	196,909	179,946
Selling and administrative expenses	176,472	157,346
Operating income	20,437	22,600
Interest expense, net	1,986	1,755
Income before income taxes	18,451	20,845
Income taxes	4,274	5,827
Net income	14,177	15,018
Less: Net loss attributable to non-controlling interest	(1)	(1)
Net income attributable to HNI Corporation	$14,178	$15,019

Average number of common shares outstanding – basic	42,388	43,163
Net income attributable to HNI Corporation per common share – basic	$0.33	$0.35
Average number of common shares outstanding – diluted	43,072	43,584
Net income attributable to HNI Corporation per common share – diluted	$0.33	$0.34

Foreign currency translation adjustments	$(568)	$(132)
Change in unrealized gains (losses) on marketable securities, net of tax	(410)	(100)
Change in derivative financial instruments, net of tax	913	263
Other comprehensive income (loss), net of tax	(65)	31
Comprehensive income	14,112	15,049
Less: Comprehensive loss attributable to non-controlling interest	(1)	(1)
Comprehensive income attributable to HNI Corporation	$14,113	$15,050
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	April 2, 2022	January 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$23,483	$52,270
Short-term investments	1,335	1,392
Receivables	253,075	239,955
Allowance for doubtful accounts	(3,093)	(2,813)
Inventories, net	206,561	181,591
Prepaid expenses and other current assets	51,559	51,099
Total Current Assets	532,920	523,494

Property, Plant, and Equipment:
Land and land improvements	30,940	30,851
Buildings	295,715	294,545
Machinery and equipment	601,776	593,630
Construction in progress	27,905	29,663
	956,336	948,689
Less: Accumulated depreciation	(592,695)	(581,909)
Net Property, Plant, and Equipment	363,641	366,780

Right-of-use Finance Leases	11,444	10,173
Right-of-use Operating Leases	95,812	82,881

Goodwill and Other Intangible Assets	467,217	471,502

Other Assets	53,970	43,067

Total Assets	$1,525,004	$1,497,897
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
(Unaudited)

	April 2, 2022	January 1, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$434,793	$473,753
Current maturities of debt	2,165	3,221
Current maturities of other long-term obligations	1,880	3,910
Current lease obligations - finance	3,226	2,765
Current lease obligations - operating	20,797	22,799
Total Current Liabilities	462,861	506,448

Long-Term Debt	240,929	174,608

Long-Term Lease Obligations - Finance	8,173	7,373

Long-Term Lease Obligations - Operating	78,779	63,757

Other Long-Term Liabilities	78,198	80,736

Deferred Income Taxes	74,024	75,008

Total Liabilities	942,964	907,930

Equity:
HNI Corporation shareholders' equity	581,718	589,644
Non-controlling interest	322	323
Total Equity	582,040	589,967

Total Liabilities and Equity	$1,525,004	$1,497,897
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In thousands, except per share data)
(Unaudited)

	Three Months Ended - April 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, January 1, 2022	$42,582	$39,192	$514,645	$(6,775)	$323	$589,967
Comprehensive income:
Net income (loss)	—	—	14,178	—	(1)	14,177
Other comprehensive income (loss), net of tax	—	—	—	(65)	—	(65)
Dividends payable	—	—	(57)	—	—	(57)
Cash dividends; $0.310 per share	—	—	(13,138)	—	—	(13,138)
Common shares – treasury:
Shares purchased	(569)	(8,458)	(14,862)	—	—	(23,889)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	372	14,673	—	—	—	15,045
Balance, April 2, 2022	$42,385	$45,407	$500,766	$(6,840)	$322	$582,040

	Three Months Ended - April 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, January 2, 2021	$42,919	$38,659	$517,994	$(9,153)	$326	$590,745
Comprehensive income:
Net income (loss)	—	—	15,019	—	(1)	15,018
Other comprehensive income (loss), net of tax	—	—	—	31	—	31
Dividends payable	—	—	(281)	—	—	(281)
Cash dividends; $0.305 per share	—	—	(13,173)	—	—	(13,173)
Common shares – treasury:
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	633	24,788	—	—	—	25,421
Balance, April 3, 2021	$43,552	$63,447	$519,559	$(9,122)	$325	$617,761
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Cash Flows From (To) Operating Activities:
Net income	$14,177	$15,018
Non-cash items included in net income:
Depreciation and amortization	21,098	20,463
Other post-retirement and post-employment benefits	330	332
Stock-based compensation	5,638	5,220
Reduction in carrying amount of right-of-use assets	6,328	6,537
Deferred income taxes	(1,157)	1,076
Other – net	(882)	1,315
Net decrease in cash from operating assets and liabilities	(80,773)	(51,436)
Increase (decrease) in other liabilities	(3,709)	3,159
Net cash flows from (to) operating activities	(38,950)	1,684

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(15,098)	(16,197)
Proceeds from sale of property, plant, and equipment	—	48
Capitalized software	(3,138)	(2,767)
Acquisition spending, net of cash acquired	(1,654)	(1,408)
Purchase of investments	(971)	(598)
Sales or maturities of investments	704	515
Net cash flows from (to) investing activities	(20,157)	(20,407)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(100,538)	(118)
Proceeds from debt	165,822	547
Dividends paid	(13,359)	(13,234)
Purchase of HNI Corporation common stock	(25,158)	—
Proceeds from sales of HNI Corporation common stock	2,749	13,030
Other – net	804	(3,341)
Net cash flows from (to) financing activities	30,320	(3,116)

Net decrease in cash and cash equivalents	(28,787)	(21,839)
Cash and cash equivalents at beginning of period	52,270	116,120
Cash and cash equivalents at end of period	$23,483	$94,281
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The January 1, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 2, 2022, are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Certain reclassifications have been made within the interim financial information to conform to the current presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Systems and storage	$207,893	$182,859
Seating	110,247	101,650
Other	34,966	18,239
Total workplace furnishings	353,106	302,748

Residential building products	219,222	181,545
Net sales	$572,328	$484,293

Sales by product category are subject to similar economic factors and market conditions. See “Note 14. Reportable Segment Information” in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

Contract Assets and Contract Liabilities
In addition to trade receivables, the Corporation has contract assets consisting of funds paid or payable to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation's products. These contract assets are amortized over the term of the contracts and recognized as a reduction of revenue. The Corporation has contract liabilities consisting of customer deposits and rebate and marketing program liabilities.

Contract assets and contract liabilities were as follows (in thousands):

	April 2, 2022	January 1, 2022
Trade receivables (1)	$253,075	$239,955
Contract assets (current) (2)	$2,182	$1,471
Contract assets (long-term) (3)	$29,431	$18,198
Contract liabilities (4)	$60,247	$58,716

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in long-term contract assets is related to multi-year distribution agreements in the workplace furnishings segment. Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.2 million as of January 1, 2022, of which, $17.0 million was recognized as revenue in the first quarter of 2022.

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

Note 3. Acquisitions

On October 14, 2021, the Corporation acquired Trinity Hearth & Home ("Trinity"), an installing fireplace distributor in the Dallas/Fort Worth area, for approximately $31 million. This transaction, which aligns with the Corporation's vertical integration strategy in the residential building products market and provides a hub to better serve customers in the rapidly growing Southwest region, was structured as an asset acquisition and was consummated entirely in cash.

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

The provisional purchase price allocation for Trinity and OGC, and estimated amortization periods of identified intangible assets as of the date of acquisition is as follows (dollars in thousands):

	Trinity		OGC
	Fair Value	Amortization Period	Fair Value	Amortization Period
Cash	$—		$331
Inventories	1,901		4,460
Receivables	4,604		1,783
Prepaid expenses and other current assets	—		1,247
Property, plant, and equipment	281		520
Accounts payable and accrued expenses	(1,726)		(2,844)
Goodwill	14,228		2,366
Customer lists	12,000	13 Years	4,900	10 Years
Trade names	—		2,500	10 Years
Total Net Assets	$31,288		$15,263

At this time, the provisional purchase price accounting of both acquisitions remains open, and intangible assets and goodwill are recorded based on preliminary assumptions. As a result of further review and refinement, measurement period adjustments were recorded in the first quarter of 2022 which decreased Trinity's inventory acquired by $0.2 million and increased goodwill related to both acquisitions by $0.9 million in the aggregate. Additionally, the aggregate purchase price of the deals increased by $0.8 million as a result of post-closing working capital settlements. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation of both of these acquisitions later in 2022.

Both acquisitions were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Note 4.  Inventories

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

	April 2, 2022	January 1, 2022

Finished products	$153,483	$137,187
Materials and work in process	107,370	91,996
LIFO allowance	(54,292)	(47,592)
Total inventories, net	$206,561	$181,591

Inventory valued by the LIFO costing method	87%	84%

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $20.0 million and $19.9 million as of April 2, 2022 and January 1, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	April 2, 2022	January 1, 2022
Goodwill	$298,286	$297,339
Definite-lived intangible assets	142,447	147,627
Indefinite-lived intangible assets	26,484	26,536
Total goodwill and other intangible assets	$467,217	$471,502

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows (in thousands):

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 1, 2022
Goodwill	$162,266	$213,842	$376,108
Accumulated impairment losses	(78,626)	(143)	(78,769)
Net goodwill balance as of January 1, 2022	83,640	213,699	297,339

Goodwill acquired / measurement period adjustments	—	947	947

Balance as of April 2, 2022
Goodwill	162,266	214,789	377,055
Accumulated impairment losses	(78,626)	(143)	(78,769)
Net goodwill balance as of April 2, 2022	$83,640	$214,646	$298,286

See "Note 3. Acquisitions" for additional information regarding goodwill acquired and related adjustments.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	April 2, 2022			January 1, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$198,720	$107,597	$91,123	$196,754	$102,072	$94,682
Trademarks and trade names	14,264	4,927	9,337	14,264	4,600	9,664
Customer lists and other	109,493	67,506	41,987	109,635	66,354	43,281
Net definite-lived intangible assets	$322,477	$180,030	$142,447	$320,653	$173,026	$147,627

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Capitalized software	$6,116	$5,623
Other definite-lived intangibles	$1,620	$1,624

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows (in millions):

	2022	2023	2024	2025	2026
Amortization expense	$30.3	$26.1	$21.8	$19.0	$16.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets (in thousands):

	April 2, 2022	January 1, 2022
Trademarks and trade names	$26,484	$26,536

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience. Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance. Activity associated with warranty obligations was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of period	$16,041	$16,109
Accruals for warranties issued during period	2,704	2,370
Settlements made during the period	(2,792)	(2,192)
Balance at end of period	$15,953	$16,287

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid (in thousands):

	April 2, 2022	January 1, 2022
Current	$5,354	$5,442
Long-term	10,599	10,599
Total	$15,953	$16,041

Note 7.  Debt

Debt is as follows (in thousands):

	April 2, 2022	January 1, 2022
Revolving credit facility with interest at a variable rate (April 2, 2022 - 1.5%; January 1, 2022 - 1.1%)	$141,300	$75,000
Fixed rate notes due in 2025 with an interest rate of 4.22%	50,000	50,000
Fixed rate notes due in 2028 with an interest rate of 4.40%	50,000	50,000
Other amounts	2,165	3,221
Deferred debt issuance costs	(371)	(392)
Total debt	243,094	177,829
Less: Current maturities of debt	2,165	3,221
Long-term debt	$240,929	$174,608

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at April 2, 2022, was $141 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $107 million at April 2, 2022.

As of April 2, 2022, the Corporation's revolving credit facility borrowings were under the credit agreement entered into on April 20, 2018, with a scheduled maturity of April 20, 2023. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The debt issuance costs of $0.4 million are reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

As of April 2, 2022, there was $141 million outstanding under the $450 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $309 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

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

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of April 2, 2022, the deferred debt issuance costs balance of $0.4 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of April 2, 2022, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Income before income taxes	$18,451	$20,845
Income taxes	$4,274	$5,827
Effective tax rate	23.2%	28.0%

The Corporation's effective tax rate was lower in the three months ended April 2, 2022, compared to the same period last year, primarily due to the effect of tax benefits of equity-based compensation and the impact of foreign subsidiaries.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities, and deferred stock-based compensation. The marketable securities are comprised of money market funds, government securities, and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put options related to private entities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

Financial instruments measured at fair value were as follows (in thousands):

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of April 2, 2022
Cash and cash equivalents (including money market funds) (1)	$23,483	$23,483	$—	$—
Government securities (2)	$5,403	$—	$5,403	$—
Corporate bonds (2)	$7,677	$—	$7,677	$—
Derivative financial instruments - asset (3)	$326	$—	$326	$—
Derivative financial instruments - liability (4)	$(90)	$—	$(90)	$—
Deferred stock-based compensation (5)	$(6,098)	$—	$(6,098)	$—
Put option liability (6)	$(5,100)	$—	$—	$(5,100)

Balance as of January 1, 2022
Cash and cash equivalents (including money market funds) (1)	$52,270	$52,270	$—	$—
Government securities (2)	$5,489	$—	$5,489	$—
Corporate bonds (2)	$7,816	$—	$7,816	$—
Derivative financial instruments - liability (4)	$(959)	$—	$(959)	$—
Deferred stock-based compensation (5)	$(8,079)	$—	$(8,079)	$—
Put option liability (6)	$(5,100)	$—	$—	$(5,100)
Amounts in parentheses indicate liabilities.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3) "Prepaid expenses and other current assets"
(4) Current portion - "Accounts payable and accrued expenses"; Long-term portion - "Other Long-Term Liabilities"
(5) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"
(6) "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(654)	$59	$(5,444)	$(736)	$(6,775)
Other comprehensive income (loss) before reclassifications	(568)	(519)	—	959	(128)
Tax (expense) or benefit	—	109	—	(227)	(118)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	181	181
Balance as of April 2, 2022	$(1,222)	$(351)	$(5,444)	$177	$(6,840)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1,071)	$360	$(6,682)	$(1,760)	$(9,153)
Other comprehensive income (loss) before reclassifications	(132)	(127)	—	130	(129)
Tax (expense) or benefit	—	27	—	(31)	(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	164	164
Balance as of April 3, 2021	$(1,203)	$260	$(6,682)	$(1,497)	$(9,122)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In 2019, the Corporation entered into an interest rate swap transaction to hedge $75 million of outstanding variable rate revolver borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 1.42 percent and receives one month LIBOR on a $75 million notional value expiring April 2023. As of April 2, 2022, the fair values of the Corporation's interest rate swap asset and liability were $0.3 million and $0.1 million, respectively; see "Note 9. Fair Value Measurements of Financial Instruments". The unrecognized change in value of the interest rate swap is reported net of tax as $0.2 million in "HNI Corporation Shareholders' Equity" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss) (in thousands):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	April 2, 2022	April 3, 2021
Derivative financial instruments
Interest rate swap	Interest expense, net	$(236)	$(214)
	Income taxes	55	50
	Net of tax	$(181)	$(164)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows (in dollars):

	Three Months Ended
	April 2, 2022	April 3, 2021
Dividends per common share	$0.310	$0.305

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Shares repurchased	569	—
Average price per share	$41.95	$—

Cash purchase price	$(23,889)	$—
Prior year purchases settled in current year	(1,269)	—
Shares repurchased per cash flow	$(25,158)	$—

As of April 2, 2022, approximately $74 million remained of the Corporation's Board of Directors' ("Board") current repurchase authorization.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$14,178	$15,019
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	42,388	43,163
Potentially dilutive shares from stock-based compensation plans	684	421
Denominator for diluted EPS	43,072	43,584
Earnings per share – basic	$0.33	$0.35
Earnings per share – diluted	$0.33	$0.34

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Common stock equivalents excluded because their inclusion would be anti-dilutive	1,065	2,112

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

The following table summarizes expense associated with these plans (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Compensation cost	$5,638	$5,220

The units granted by the Corporation had fair values as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Restricted stock units	$6,771	$15,707
Performance stock units	$6,103	$6,013

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of April 2, 2022:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$393	0.5
Non-vested restricted stock units	$8,743	1.0
Non-vested performance stock units	$8,674	1.2

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $27 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of April 2, 2022, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $11 million as of April 2, 2022. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $61 million of legally binding minimum payments over the approximate 15-year term of the agreement. The contractual payments and lease accounting are expected to commence in 2023 when construction of the facility is complete.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Sales:
Workplace furnishings	$353,106	$302,748
Residential building products	219,222	181,545
Total	$572,328	$484,293

Income (Loss) Before Income Taxes:
Workplace furnishings	$(6,420)	$(3,071)
Residential building products	40,382	39,849
General corporate	(13,525)	(14,178)
Operating income	20,437	22,600
Interest expense, net	1,986	1,755
Total	$18,451	$20,845

Depreciation and Amortization Expense:
Workplace furnishings	$11,524	$11,984
Residential building products	3,063	2,410
General corporate	6,511	6,069
Total	$21,098	$20,463

Capital Expenditures (including capitalized software):
Workplace furnishings	$8,217	$10,487
Residential building products	5,754	4,710
General corporate	4,265	3,767
Total	$18,236	$18,964

	As of April 2, 2022	As of January 1, 2022
Identifiable Assets:
Workplace furnishings	$850,998	$808,963
Residential building products	498,060	479,462
General corporate	175,946	209,472
Total	$1,525,004	$1,497,897

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.

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

Consolidated net sales for the first quarter of 2022 were $572.3 million, an increase of 18.2 percent compared to net sales of $484.3 million in the prior-year quarter. The change was due to a 20.8 percent increase in the residential building products segment and a 16.6 percent increase in the workplace furnishings segment. The acquisition of residential building products companies in 2021 contributed incremental year-over-year sales of $14.0 million.

Net income attributable to the Corporation in the first quarter of 2022 was $14.2 million compared to $15.0 million in the first quarter of 2021. The decrease was driven by lower operational productivity, higher core selling and administrative expenses ("SG&A"), and higher investment spend, partially offset by higher volume.

Results of Operations

The following table presents certain results of operations (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
Net sales	$572,328	$484,293	18.2%
Cost of sales	375,419	304,347	23.4%
Gross profit	196,909	179,946	9.4%
Selling and administrative expenses	176,472	157,346	12.2%
Operating income	20,437	22,600	(9.6)%
Interest expense, net	1,986	1,755	13.2%
Income before income taxes	18,451	20,845	(11.5)%
Income taxes	4,274	5,827	(26.7)%
Net loss attributable to non-controlling interest	(1)	(1)	0.0%
Net income attributable to HNI Corporation	$14,178	$15,019	(5.6)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	34.4	37.2	-280	bps
Selling and administrative expenses	30.8	32.5	-170	bps
Operating income	3.6	4.7	-110	bps
Income taxes	0.7	1.2	-50	bps
Net income attributable to HNI Corporation	2.5	3.1	-60	bps

Net Sales

Consolidated net sales for the first quarter of 2022 increased 18.2 percent compared to the same quarter last year. The change was driven by higher volume and price realization in both the residential building products and workplace furnishings segments. Included in the sales results for the current quarter was a $14.0 million favorable impact from acquiring residential building products companies in 2021.

Gross Profit

Gross profit as a percentage of net sales decreased 280 basis points in the first quarter of 2022 compared to the same quarter last year, driven by price-cost dilution and lower operational productivity, partially offset by higher volume.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 170 basis points in the first quarter of 2022 compared to the same quarter last year, driven by dilution from price realization along with lower variable compensation, partially offset by higher core SG&A, increased freight costs, and higher investment spend.

Operating Income

In the first quarter of 2022, operating income was $20.4 million, compared to $22.6 million in the same quarter last year. The decrease was driven by lower operational productivity, higher core SG&A, and higher investment spend, partially offset by higher volume.

Interest Expense, Net

Interest expense, net for the first quarter of 2022 was $2.0 million, compared to $1.8 million in the same quarter last year, driven by an increase in the average debt balance year-over-year.

Income Taxes

The Corporation's income tax provision for the first quarter of 2022 was an expense of $4.3 million on income before taxes of $18.5 million, or an effective tax rate of 23.2 percent. For the first quarter of 2021, the Corporation's income tax provision was an expense of $5.8 million on pre-tax income of $20.8 million, or an effective tax rate of 28.0 percent. The decrease was primarily due to the current effect of tax benefits of equity-based compensation and the impact of foreign subsidiaries.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $14.2 million, or $0.33 per diluted share in the first quarter of 2022, compared to $15.0 million, or $0.34 per diluted share in the first quarter of 2021.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
Net sales	$353,106	$302,748	16.6%
Operating loss	$(6,420)	$(3,071)	(109.1)%
Operating loss %	(1.8)%	(1.0)%	-80	bps
First quarter 2022 net sales for the workplace furnishings segment increased 16.6 percent compared to the same quarter last year. The results were driven by price realization and volume growth with small- and medium-sized business, contract, and international customers, partially offset by lower eCommerce volume as a result of a previously announced restructuring at one of the Corporation's eCommerce businesses.

Operating loss as a percentage of net sales in the first quarter of 2022 was 80 basis points more unfavorable compared to the same period in 2021. The decrease was driven by operational investments, lower operational productivity, and higher core SG&A, partially offset by higher volume and favorable price-cost.

Residential Building Products

The following table presents certain results of operations in the residential building products segment (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
Net sales	$219,222	$181,545	20.8%
Operating profit	$40,382	$39,849	1.3%
Operating profit %	18.4%	21.9%	-350	bps

First quarter 2022 net sales for the residential building products segment increased 20.8 percent compared to the same quarter last year, driven by price realization and volume growth in both the new construction and existing home channels. Included in the sales results for the current quarter was a $14.0 million favorable impact from acquiring residential building products companies in 2021.

Operating profit as a percentage of net sales decreased 350 basis points in the first quarter of 2022 compared to the same quarter last year, driven by price-cost dilution, higher investment spend, and the impact of acquisitions.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Additionally, based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $450 million of borrowing capacity available under the revolving credit facility, which includes the $141 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a use of $39.0 million of cash in the first three months of 2022 compared to a source of $1.7 million of cash in the first three months of 2021. Current period operating cash flow is reflective of normal seasonal trends including the payout of a significant balance of year-end accounts payable and accrued liabilities, as well as increases in inventory levels as market conditions continue to recover from pandemic-induced disruption over the last several quarters.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first three months of 2022 were $18.2 million compared to $19.0 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2022, capital expenditures are expected to be approximately $70 to $80 million.

Acquisitions - Investing activities include acquisition spending for residential building products companies. See "Note 3. Acquisitions" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows (in dollars):

	Three Months Ended
	April 2, 2022	April 3, 2021
Dividends per common share	$0.310	$0.305

During the first quarter, the Board declared the regular quarterly cash dividend on February 15, 2022. The dividend was paid on March 7, 2022, to shareholders of record as of February 28, 2022.

Stock Repurchase - The Corporation's capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized $200 million on February 13, 2019, for repurchases of the Corporation's common stock. As of April 2, 2022, approximately $74 million remained of the Board's current repurchase authorization. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first three months of 2022.

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $61 million of legally binding minimum payments over the approximate 15-year term of the agreement. The contractual payments and lease accounting are expected to commence in 2023 when construction of the facility is complete.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by the impacts of the pandemic and recent dynamics around labor availability, supply chain capacity, and cost inflation. However, management believes the Corporation is well positioned to grow revenues, expand margins, and generate cash flows as it moves into the next stage of the recovery. Strength in residential building products is expected to continue, with improving conditions being observed in workplace furnishings.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation's business, operations, industries, financial position, or future financial performance are described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the duration and scope of the COVID-19 pandemic, including any emerging variants of the virus, and its effect on people and the economy; potential disruptions in the global supply chain; the effects of prolonged periods of inflation; potential labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation's control, including those that may result from the effects of climate change; and other risks as described in the Corporation's annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2022, there were no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e). As of April 2, 2022, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In fourth quarter 2021, the Corporation acquired Trinity and OGC (see Note 3). In conducting its evaluation of the effectiveness of internal control over financial reporting, management has elected to exclude the acquisitions from the evaluation as of April 2, 2022, as permitted by the regulations of the Securities and Exchange Commission. The Corporation is currently instituting internal controls over the financial information of Trinity and OGC and anticipates these controls to be implemented by the end of fiscal year 2022.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's share purchase authorization from February 13, 2019, provides for repurchases of $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the first quarter of fiscal 2022, and no current plans are expected to expire or terminate.

The following is a summary of share repurchase activity during the quarter (in thousands, except per share data):

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
01/02/22 – 01/29/22	284	$41.79	284	$85,965
01/30/22 – 02/26/22	285	$42.11	285	$73,962
02/27/22 – 04/02/22	—	$—	—	$73,962
Total	569		569
(1) No shares were purchased outside of a publicly announced plan or program.

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 3, 2022	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer