Form 10-Q
period 2022-07-02
HNI CORP
filed 2022-08-02
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	July 2, 2022	41,332,773

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended July 2, 2022 and July 3, 2021	3

	Condensed Consolidated Balance Sheets - July 2, 2022 and January 1, 2022	4

	Condensed Consolidated Statements of Equity - Three and Six Months Ended July 2, 2022 and July 3, 2021	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended July 2, 2022 and July 3, 2021	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	32

Signatures		33

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net sales	$621.7	$510.5	$1,194.1	$994.7
Cost of sales	401.2	322.6	776.6	626.9
Gross profit	220.6	187.9	417.5	367.8
Selling and administrative expenses	189.7	163.2	366.1	320.5
Impairment charges	1.0	—	1.0	—
Operating income	29.9	24.7	50.3	47.3
Interest expense, net	2.1	1.9	4.1	3.6
Income before income taxes	27.8	22.8	46.2	43.7
Income taxes	(2.5)	5.4	1.8	11.2
Net income	30.3	17.4	44.5	32.4
Less: Net income (loss) attributable to non-controlling interest	0.0	(0.0)	(0.0)	(0.0)
Net income attributable to HNI Corporation	$30.3	$17.4	$44.5	$32.4

Average number of common shares outstanding – basic	41.8	43.8	42.1	43.5
Net income attributable to HNI Corporation per common share – basic	$0.73	$0.40	$1.06	$0.75
Average number of common shares outstanding – diluted	42.4	44.5	42.7	44.0
Net income attributable to HNI Corporation per common share – diluted	$0.72	$0.39	$1.04	$0.74

Foreign currency translation adjustments	$(1.3)	$0.2	$(1.8)	$0.1
Change in unrealized gains (losses) on marketable securities, net of tax	(0.1)	(0.0)	(0.5)	(0.1)
Change in derivative financial instruments, net of tax	0.1	0.1	1.0	0.4
Other comprehensive income (loss), net of tax	(1.3)	0.3	(1.3)	0.3
Comprehensive income	29.0	17.7	43.1	32.8
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	(0.0)	(0.0)	(0.0)
Comprehensive income attributable to HNI Corporation	$29.0	$17.7	$43.1	$32.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 2, 2022	January 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$19.6	$52.3
Short-term investments	1.0	1.4
Receivables	255.3	240.0
Allowance for doubtful accounts	(2.7)	(2.8)
Inventories, net	227.0	181.6
Prepaid expenses and other current assets	53.4	51.1
Assets held for sale	71.2	—
Total Current Assets	624.7	523.5

Property, Plant, and Equipment:
Land and land improvements	30.9	30.9
Buildings	291.1	294.5
Machinery and equipment	581.3	593.6
Construction in progress	26.9	29.7
	930.2	948.7
Less: Accumulated depreciation	(584.0)	(581.9)
Net Property, Plant, and Equipment	346.1	366.8

Right-of-use Finance Leases	11.3	10.2
Right-of-use Operating Leases	91.4	82.9

Goodwill and Other Intangible Assets	458.2	471.5

Other Assets	55.1	43.1

Total Assets	$1,586.7	$1,497.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 2, 2022	January 1, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$423.4	$473.8
Current maturities of debt	1.7	3.2
Current maturities of other long-term obligations	2.1	3.9
Current lease obligations - Finance	3.3	2.8
Current lease obligations - Operating	20.5	22.8
Liabilities held for sale	41.1	—
Total Current Liabilities	492.1	506.4

Long-Term Debt	308.7	174.6

Long-Term Lease Obligations - Finance	7.9	7.4

Long-Term Lease Obligations - Operating	75.9	63.8

Other Long-Term Liabilities	78.5	80.7

Deferred Income Taxes	61.7	75.0

Total Liabilities	1,024.7	907.9

Equity:
HNI Corporation shareholders' equity	561.7	589.6
Non-controlling interest	0.3	0.3
Total Equity	562.0	590.0

Total Liabilities and Equity	$1,586.7	$1,497.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, April 2, 2022	$42.4	$45.4	$500.8	$(6.8)	$0.3	$582.0
Comprehensive income:
Net income (loss)	—	—	30.3	—	0.0	30.3
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.320 per share	—	—	(13.4)	—	—	(13.4)
Common shares – treasury:
Shares purchased	(1.1)	(2.6)	(36.3)	—	—	(40.0)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.1	4.6	—	—	—	4.7
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0

	Six Months Ended - July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	44.5	—	(0.0)	44.5
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.630 per share	—	—	(26.5)	—	—	(26.5)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.4	19.3	—	—	—	19.7
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, April 3, 2021	$43.6	$63.4	$519.6	$(9.1)	$0.3	$617.8
Comprehensive income:
Net income (loss)	—	—	17.4	—	(0.0)	17.4
Other comprehensive income (loss), net of tax	—	—	—	0.3	—	0.3
Dividends payable	—	—	(0.2)	—	—	(0.2)
Cash dividends; $0.310 per share	—	—	(13.6)	—	—	(13.6)
Common shares – treasury:
Shares purchased	(0.2)	(6.6)	—	—	—	(6.7)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.5	19.4	—	—	—	19.9
Balance, July 3, 2021	$43.9	$76.3	$523.1	$(8.8)	$0.3	$634.8

	Six Months Ended - July 3, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2021	$42.9	$38.7	$518.0	$(9.2)	$0.3	$590.7
Comprehensive income:
Net income (loss)	—	—	32.4	—	(0.0)	32.4
Other comprehensive income (loss), net of tax	—	—	—	0.3	—	0.3
Dividends payable	—	—	(0.5)	—	—	(0.5)
Cash dividends; $0.615 per share	—	—	(26.8)	—	—	(26.8)
Common shares – treasury:
Shares purchased	(0.2)	(6.6)	—	—	—	(6.7)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1.1	44.2	—	—	—	45.3
Balance, July 3, 2021	$43.9	$76.3	$523.1	$(8.8)	$0.3	$634.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Net Cash Flows From (To) Operating Activities:
Net income	$44.5	$32.4
Non-cash items included in net income:
Depreciation and amortization	42.4	41.1
Other post-retirement and post-employment benefits	0.7	0.7
Stock-based compensation	8.5	7.8
Reduction in carrying amount of right-of-use assets	13.2	13.1
Deferred income taxes	(13.4)	(1.4)
Other – net	0.6	3.2
Net decrease in cash from operating assets and liabilities	(118.2)	(62.9)
Increase (decrease) in other liabilities	(3.5)	3.3
Net cash flows from (to) operating activities	(25.2)	37.3

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(27.9)	(26.2)
Proceeds from sale of property, plant, and equipment	0.0	0.2
Capitalized software	(5.3)	(6.1)
Acquisition spending, net of cash acquired	(9.3)	(1.5)
Purchase of investments	(1.8)	(2.4)
Sales or maturities of investments	1.5	2.4
Net cash flows from (to) investing activities	(42.8)	(33.7)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(159.3)	(0.6)
Proceeds from debt	291.8	3.8
Dividends paid	(26.7)	(26.8)
Purchase of HNI Corporation common stock	(65.2)	(6.5)
Proceeds from sales of HNI Corporation common stock	3.4	29.3
Other – net	(2.5)	(0.3)
Net cash flows from (to) financing activities	41.5	(1.3)

Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	(26.5)	2.4
Less: net increase in cash classified within current assets held for sale	6.2	—
Net increase (decrease) in cash and cash equivalents	(32.7)	2.4
Cash and cash equivalents at beginning of period	52.3	116.1
Cash and cash equivalents at end of period	$19.6	$118.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The January 1, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 2, 2022, are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2022. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Systems and storage	$241.1	$200.7	$449.0	$383.5
Seating	129.6	116.9	239.9	217.2
Other	36.0	26.5	70.9	46.1
Total workplace furnishings	406.7	344.1	759.8	646.9

Residential building products	215.1	166.3	434.3	347.9
Net sales	$621.7	$510.5	$1,194.1	$994.7

Sales by product category are subject to similar economic factors and market conditions. See "Note 14. Reportable Segment Information" in the Notes to Condensed Consolidated Financial Statements for further information about operating segments.

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

Contract assets and contract liabilities were as follows:

	July 2, 2022	January 1, 2022
Trade receivables (1)	$255.3	$240.0
Contract assets (current) (2)	$2.4	$1.5
Contract assets (long-term) (3)	$30.1	$18.2
Contract liabilities (4)	$59.1	$58.7

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in long-term contract assets is related to multi-year distribution agreements in the workplace furnishings segment. Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.2 million as of January 1, 2022, of which, $23.7 million was recognized as revenue in the first six months of 2022.

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

Note 3. Acquisitions

In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligns with the Corporation's vertical integration strategy, was structured as an asset acquisition and was consummated entirely in cash. The preliminary purchase price allocation includes $7.9 million of goodwill. The remaining assets and liabilities acquired were not material to the consolidated financial statements. The Corporation expects to finalize the allocation of the purchase price during 2022.

In December 2021, the Corporation acquired The Outdoor GreatRoom Company ("OGC"), a leading manufacturer and supplier of premium outdoor fire tables and fire pits, for approximately $15 million. This transaction, which positions the Corporation to grow and develop a leading position in the fast-growing outdoor living market, was structured as a stock acquisition and was consummated entirely in cash.

In October 2021, the Corporation acquired Trinity Hearth & Home ("Trinity"), an installing fireplace distributor in the Dallas/Fort Worth area, for approximately $31 million. This transaction, which aligns with the Corporation's vertical integration strategy in the residential building products market and provides a hub to better serve customers in the rapidly growing Southwest region, was structured as an asset acquisition and was consummated entirely in cash.

The assets and liabilities of Trinity, OGC, and Dickerson are included in the Corporation's residential building products segment. The related goodwill, which is expected to be tax deductible, is assigned to the residential building products reporting unit.

The purchase price allocation for Trinity and OGC, and estimated amortization periods of identified intangible assets as of the respective dates of acquisition is as follows:

	Trinity		OGC
	Fair Value	Amortization Period	Fair Value	Amortization Period
Cash	$—		$0.3
Inventories	1.9		4.5
Receivables	4.6		1.8
Prepaid expenses and other current assets	—		1.2
Property, plant, and equipment	0.3		0.5
Accounts payable and accrued expenses	(1.7)		(2.8)
Goodwill	14.2		2.4
Customer lists	12.0	13 Years	4.9	10 Years
Trade names	—		2.5	10 Years
Total Net Assets	$31.3		$15.3

As a result of further review and refinement, measurement period adjustments were recorded in the first quarter of 2022 which decreased Trinity's inventory acquired by $0.2 million and increased goodwill related to both acquisitions by $0.9 million in the aggregate. Additionally, the aggregate purchase price of the deals increased by $0.8 million as a result of post-closing working capital settlements. There were no measurement period adjustments recorded in the second quarter of 2022. As of July 2, 2022, the purchase accounting for the Trinity and OGC acquisitions is complete.

All acquisitions above were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Note 4.  Inventories

The Corporation's residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Condensed Consolidated Balance Sheets consisted of the following:

	July 2, 2022	January 1, 2022

Finished products	$166.2	$137.2
Materials and work in process	116.3	92.0
LIFO allowance	(55.6)	(47.6)
Total inventories, net	$227.0	$181.6

Inventory valued by the LIFO costing method	91%	84%

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $18.7 million and $19.9 million as of July 2, 2022 and January 1, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	July 2, 2022	January 1, 2022
Goodwill	$306.2	$297.3
Definite-lived intangible assets	136.5	147.6
Indefinite-lived intangible assets	15.5	26.5
Total goodwill and other intangible assets	$458.2	$471.5

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 1, 2022
Goodwill	$162.3	$213.8	$376.1
Accumulated impairment losses	(78.6)	(0.1)	(78.8)
Net goodwill balance as of January 1, 2022	83.6	213.7	297.3

Goodwill acquired / measurement period adjustments	—	8.8	8.8

Balance as of July 2, 2022
Goodwill	162.3	222.7	384.9
Accumulated impairment losses	(78.6)	(0.1)	(78.8)
Net goodwill balance as of July 2, 2022	$83.6	$222.5	$306.2

See "Note 3. Acquisitions" for additional information regarding goodwill acquired and related adjustments.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets:

	July 2, 2022			January 1, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$200.5	$113.7	$86.8	$196.8	$102.1	$94.7
Trademarks and trade names	14.3	5.3	9.0	14.3	4.6	9.7
Customer lists and other	80.2	39.5	40.7	109.6	66.4	43.3
Net definite-lived intangible assets	$294.9	$158.5	$136.5	$320.7	$173.0	$147.6

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Capitalized software	$6.1	$5.8	$12.3	$11.4
Other definite-lived intangibles	$1.6	$1.6	$3.2	$3.3

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2022	2023	2024	2025	2026
Amortization expense	$30.4	$26.3	$21.9	$19.1	$16.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets:

	July 2, 2022	January 1, 2022
Trademarks and trade names	$15.5	$26.5

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience. Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance. Activity associated with warranty obligations was as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of period	$16.0	$16.1
Accruals for warranties issued during period	5.2	4.5
Settlements made during the period	(5.1)	(4.0)
Accruals reclassified to held for sale	(0.2)	—
Balance at end of period	$15.9	$16.6

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	July 2, 2022	January 1, 2022
Current	$5.1	$5.4
Long-term	10.8	10.6
Total	$15.9	$16.0

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

Note 7.  Debt

Debt is as follows:

	July 2, 2022	January 1, 2022
Revolving credit facility with interest at a variable rate (July 2, 2022 - 2.6%; January 1, 2022 - 1.1%)	$209.0	$75.0
Fixed-rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	1.7	3.2
Deferred debt issuance costs	(0.3)	(0.4)
Total debt	310.3	177.8
Less: Current maturities of debt	1.7	3.2
Long-term debt	$308.7	$174.6

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at July 2, 2022, was $209 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $103 million at July 2, 2022.

As of July 2, 2022, the Corporation's revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.3 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.3 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of July 2, 2022, there was $209 million outstanding under the $400 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $191 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of July 2, 2022, the deferred debt issuance costs balance of $0.3 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of July 2, 2022, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income before income taxes	$27.8	$22.8	$46.2	$43.7
Income taxes	$(2.5)	$5.4	$1.8	$11.2
Effective tax rate	(9.0%)	23.7%	3.8%	25.7%

The Corporation's effective tax rate was lower in the three and six months ended July 2, 2022, compared to the same periods last year, primarily due to the sale of the Corporation's China- and Hong Kong-based Lamex office furniture business ("Lamex") in July 2022. This transaction created tax benefits recognized in the second quarter for valuation adjustments related to existing deferred tax assets, as well as basis differences. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information regarding the sale of Lamex.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of July 2, 2022
Cash and cash equivalents (including money market funds) (1)	$19.6	$19.6	$—	$—
Government securities (2)	$5.8	$—	$5.8	$—
Corporate bonds (2)	$7.0	$—	$7.0	$—
Deferred stock-based compensation (4)	$(5.5)	$—	$(5.5)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)

Balance as of January 1, 2022
Cash and cash equivalents (including money market funds) (1)	$52.3	$52.3	$—	$—
Government securities (2)	$5.5	$—	$5.5	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Derivative financial instruments - liability (3)	$(1.0)	$—	$(1.0)	$—
Deferred stock-based compensation (4)	$(8.1)	$—	$(8.1)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)
Amounts in parentheses indicate liabilities.

Balances as of July 2, 2022 in the table above exclude amounts classified as held for sale. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(1.8)	(0.6)	—	1.1	(1.3)
Tax (expense) or benefit	—	0.1	—	(0.3)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.1	0.1
Balance as of July 2, 2022	$(2.5)	$(0.4)	$(5.4)	$0.3	$(8.1)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1.1)	$0.4	$(6.7)	$(1.8)	$(9.2)
Other comprehensive income (loss) before reclassifications	0.1	(0.2)	—	0.1	(0.0)
Tax (expense) or benefit	—	0.0	—	(0.0)	0.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.4	0.4
Balance as of July 3, 2021	$(1.0)	$0.2	$(6.7)	$(1.4)	$(8.8)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap Termination
In April 2022, the Corporation terminated its interest rate swap agreement and received cash proceeds of $0.4 million, the fair value of the swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. The $0.4 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and will be amortized to interest expense through April 2023, the remaining term of the original interest rate swap agreement.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.1	$(0.2)	$(0.2)	$(0.5)
	Income taxes	(0.0)	0.1	0.0	0.1
	Net of tax	$0.0	$(0.2)	$(0.1)	$(0.4)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Dividends per common share	$0.630	$0.615

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Six Months Ended
	July 2, 2022	July 3, 2021
Shares repurchased	1.7	0.2
Average price per share	$38.11	$43.09

Cash purchase price	$(63.9)	$(6.7)
Purchases unsettled as of quarter end	—	0.2
Prior year purchases settled in current year	(1.3)	—
Shares repurchased per cash flow	$(65.2)	$(6.5)

As of July 2, 2022, approximately $234 million remained of the Corporation's Board of Directors' ("Board") current repurchase authorization.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$30.3	$17.4	$44.5	$32.4
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	41.8	43.8	42.1	43.5
Potentially dilutive shares from stock-based compensation plans	0.6	0.7	0.6	0.5
Denominator for diluted EPS	42.4	44.5	42.7	44.0
Earnings per share – basic	$0.73	$0.40	$1.06	$0.75
Earnings per share – diluted	$0.72	$0.39	$1.04	$0.74

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.0	1.0	1.8	1.3

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

The following table summarizes expense associated with these plans:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Compensation cost	$2.9	$2.6	$8.5	$7.8

The units granted by the Corporation had fair values as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Restricted stock units	$6.8	$15.8
Performance stock units	$6.1	$6.0

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of July 2, 2022:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$0.3	0.4
Non-vested restricted stock units	$7.2	0.8
Non-vested performance stock units	$7.6	1.1

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $26 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to overseas suppliers; as of July 2, 2022, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and bankers' acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $12 million as of July 2, 2022. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

The aggregated workplace furnishings segment manufactures and markets a broad line of commercial and home office furniture, which includes panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales:
Workplace furnishings	$406.7	$344.1	$759.8	$646.9
Residential building products	215.1	166.3	434.3	347.9
Total	$621.7	$510.5	$1,194.1	$994.7

Income (Loss) Before Income Taxes:
Workplace furnishings	$11.9	$8.8	$5.5	$5.7
Residential building products	37.0	30.5	77.3	70.4
General corporate	(19.0)	(14.6)	(32.5)	(28.8)
Operating income	29.9	24.7	50.3	47.3
Interest expense, net	2.1	1.9	4.1	3.6
Total	$27.8	$22.8	$46.2	$43.7

Depreciation and Amortization Expense:
Workplace furnishings	$11.7	$12.1	$23.2	$24.0
Residential building products	3.1	2.4	6.1	4.9
General corporate	6.6	6.2	13.1	12.2
Total	$21.3	$20.7	$42.4	$41.1

Capital Expenditures (including capitalized software):
Workplace furnishings	$8.2	$7.0	$16.4	$17.5
Residential building products	2.7	1.9	8.5	6.7
General corporate	4.1	4.4	8.4	8.1
Total	$15.0	$13.3	$33.2	$32.3

			As of July 2, 2022	As of January 1, 2022
Identifiable Assets:
Workplace furnishings			$889.2	$809.0
Residential building products			516.3	479.5
General corporate			181.2	209.5
Total			$1,586.7	$1,497.9

Note 15.  Business Held for Sale

In July 2022, subsequent to the end of the second fiscal quarter, the Corporation closed on the sale of its Lamex business, which is a component of the workplace furnishings segment, for approximately $75 million, subject to standard post-closing adjustments. Based on an evaluation of the events leading up to the sale of this business, the Corporation determined Lamex's assets and liabilities met the criteria for held-for-sale presentation, as established in ASC 360, as of the end of the second quarter 2022.

The following table summarizes assets and liabilities held for sale in the "Condensed Consolidated Balance Sheets," by major class:

As of July 2, 2022
Assets:
Cash and cash equivalents	$6.2
Receivables	20.1
Allowance for doubtful accounts	(0.5)
Inventories, net	7.0
Prepaid expenses and other current assets	6.1
Buildings	6.3
Machinery and equipment	26.0
Accumulated depreciation	(17.0)
Right-of-use Operating Leases	6.0
Goodwill and Other Intangible Assets	10.9
Total Assets held for sale	$71.2

Liabilities:
Accounts payable and accrued expenses	$36.1
Current lease obligations - Operating	4.9
Deferred Income Taxes	0.1
Total Liabilities held for sale	$41.1

In connection with the Lamex transaction, certain tax benefits were recognized in earnings in the second quarter due to valuation adjustments related to existing deferred tax assets, as well as basis differences. There were no other asset valuation adjustments recorded in the second quarter as a result of the held-for-sale accounting determination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.

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

Consolidated net sales for the second quarter of 2022 were $621.7 million, an increase of 21.8 percent compared to net sales of $510.5 million in the prior-year quarter. The change was due to a 29.3 percent increase in the residential building products segment and an 18.2 percent increase in the workplace furnishings segment. The acquisition of residential building products companies, as discussed in "Note 3. Acquisitions," contributed incremental year-over-year sales of $14.6 million.

Net income attributable to the Corporation in the second quarter of 2022 was $30.3 million compared to $17.4 million in the second quarter of 2021. The increase was driven by higher volume, favorable price-cost, and tax benefits recorded in connection with the sale of Lamex, partially offset by lower operational productivity, higher investment spend, and higher core selling and administrative expenses ("SG&A").

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Net sales	$621.7	$510.5	21.8%		$1,194.1	$994.7	20.0%
Cost of sales	401.2	322.6	24.4%		776.6	626.9	23.9%
Gross profit	220.6	187.9	17.4%		417.5	367.8	13.5%
Selling and administrative expenses	189.7	163.2	16.2%		366.1	320.5	14.2%
Impairment charges	1.0	—	100.0%		1.0	—	100.0%
Operating income	29.9	24.7	21.1%		50.3	47.3	6.5%
Interest expense, net	2.1	1.9	13.9%		4.1	3.6	13.5%
Income before income taxes	27.8	22.8	21.7%		46.2	43.7	5.9%
Income taxes	(2.5)	5.4	(146.4)%		1.8	11.2	(84.4)%
Net income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0%		(0.0)	(0.0)	0.0%
Net income attributable to HNI Corporation	$30.3	$17.4	74.0%		$44.5	$32.4	37.2%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	35.5	36.8	-130	bps	35.0	37.0	-200	bps
Selling and administrative expenses	30.5	32.0	-150	bps	30.7	32.2	-150	bps
Impairment charges	0.2	—	20	bps	0.1	—	10	bps
Operating income	4.8	4.8	0	bps	4.2	4.8	-60	bps
Income taxes	(0.4)	1.1	-150	bps	0.1	1.1	-100	bps
Net income attributable to HNI Corporation	4.9	3.4	150	bps	3.7	3.3	40	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2022 increased 21.8 percent compared to the same quarter last year. The change was driven by higher volume and price realization in both the residential building products and workplace furnishings segments. Included in the sales results for the current quarter was a $14.6 million favorable impact from acquiring residential building products companies.

Gross Profit

Gross profit as a percentage of net sales decreased 130 basis points in the second quarter of 2022 compared to the same quarter last year, driven by price-cost dilution and lower operational productivity, partially offset by higher volume.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 150 basis points in the second quarter of 2022 compared to the same quarter last year, driven by dilution from price realization along with higher volume, partially offset by increased freight costs, higher investment spend, and higher core SG&A.

Impairment Charges

In the second quarter of 2022, the Corporation recorded a corporate charge of $1.0 million related to the full impairment of an equity investment. The Corporation did not record any impairment charges during the second quarter of 2021.

Operating Income

In the second quarter of 2022, operating income was $29.9 million, compared to $24.7 million in the same quarter last year. The increase was driven by higher volume and favorable price-cost, partially offset by lower operational productivity, higher investment spend, and higher core SG&A.

Interest Expense, Net

Interest expense, net for the second quarter of 2022 was $2.1 million, compared to $1.9 million in the same quarter last year, driven by an increase in the average debt balance year-over-year.

Income Taxes

The Corporation's income tax provision for the second quarter of 2022 was a benefit of $2.5 million on income before taxes of $27.8 million, or an effective tax rate of (9.0) percent. For the second quarter of 2021, the Corporation's income tax provision was an expense of $5.4 million on pre-tax income of $22.8 million, or an effective tax rate of 23.7 percent. The decrease was primarily due to the sale of Lamex in July 2022, which created tax benefits of approximately $9.1 million that were recognized in the second quarter for valuation adjustments related to existing deferred tax assets, as well as basis differences. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information regarding the sale of Lamex.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $30.3 million, or $0.72 per diluted share in the second quarter of 2022, compared to $17.4 million, or $0.39 per diluted share in the second quarter of 2021.

Results of Operations - Six Months Ended

Net Sales

Consolidated net sales for the first six months of 2022 increased 20.0 percent compared to the same period last year. The change was due to a 24.8 percent increase in the residential building products segment and a 17.5 percent increase in the workplace furnishings segment. Price realization and higher volumes were drivers of the improved sales performance in both segments. Included in the sales results for the current period was a $28.6 million favorable impact from acquiring residential building products companies.

Gross Profit

Gross profit as a percentage of net sales decreased 200 basis points in the first six months of 2022 compared to the same period last year primarily driven by price-cost dilution and lower operational productivity, partially offset by higher volume.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 150 basis points in the first six months of 2022 compared to the same period last year due to dilution from price realization along with higher volume, partially offset by increased freight costs and higher core SG&A.

Impairment Charges

In the first six months of 2022, the Corporation recorded a corporate charge of $1.0 million related to the full impairment of an equity investment. The Corporation did not record any impairment charges during the first six months of 2021.

Operating Income

In the first six months of 2022, operating income was $50.3 million, compared to operating income of $47.3 million in the same period last year. Results improved compared to the prior-year period driven by higher volume and favorable price-cost, partially offset by lower operational productivity, higher core SG&A, and increased investment spend.

Interest Expense, Net

Interest expense, net for the first six months of 2022 was $4.1 million, compared to $3.6 million in the same period last year.
The increase was driven by an increase in the average debt balance year-over-year.

Income Taxes

The Corporation's income tax provision for the first six months of 2022 was $1.8 million on income before taxes of $46.2 million, or an effective tax rate of 3.8 percent. For the first six months of 2021, the Corporation's income tax provision was an expense of $11.2 million on income before taxes of $43.7 million, or an effective tax rate of 25.7 percent. The decrease was primarily due to the sale of Lamex in July 2022, which created tax benefits of approximately $9.1 million that were recognized in the second quarter for valuation adjustments related to existing deferred tax assets, as well as basis differences. See "Note 15. Business Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information regarding the sale of Lamex.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $44.5 million, or $1.04 per diluted share in the first six months of 2022, compared to net income attributable to the Corporation of $32.4 million, or $0.74 per diluted share in the first six months of 2021.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Net sales	$406.7	$344.1	18.2%		$759.8	$646.9	17.5%
Operating profit	$11.9	$8.8	36.2%		$5.5	$5.7	(3.4)%
Operating profit %	2.9%	2.5%	40	bps	0.7%	0.9%	-20	bps
Three months ended
Second quarter 2022 net sales for the workplace furnishings segment increased 18.2 percent compared to the same quarter last year. The results were driven by price realization and volume growth with small- and medium-sized business, contract, and international customers, partially offset by lower eCommerce volume as a result of a previously announced restructuring at one of the Corporation's eCommerce businesses.

Operating profit as a percentage of net sales in the second quarter of 2022 increased 40 basis points compared to the same period in 2021. The increase was driven by higher volume and favorable price-cost, partially offset by lower operational productivity and increased investment spend.

Six months ended
Net sales for the first six months of 2022 for the workplace furnishings segment increased 17.5 percent compared to the same period last year. The results were driven by price realization and volume growth with small- and medium-sized business, contract, and international customers, partially offset by lower eCommerce volume as a result of a previously announced restructuring at one of the Corporation's eCommerce businesses.

Operating profit as a percentage of net sales decreased 20 basis points in the first six months of 2022 compared to the same period last year. The decrease was primarily driven by lower operational productivity, along with higher core SG&A and IT spend, partially offset by higher volume and favorable price-cost. Additionally, the prior year period included $1.4 million of one-time costs from exiting showrooms.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Net sales	$215.1	$166.3	29.3%		$434.3	$347.9	24.8%
Operating profit	$37.0	$30.5	21.1%		$77.3	$70.4	9.9%
Operating profit %	17.2%	18.4%	-120	bps	17.8%	20.2%	-240	bps

Three months ended
Second quarter 2022 net sales for the residential building products segment increased 29.3 percent compared to the same quarter last year, driven by price realization and volume growth in both the new construction and existing home channels. Included in the sales results for the current quarter was a $14.6 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales decreased 120 basis points in the second quarter of 2022 compared to the same quarter last year, driven by lower operational productivity and the impact of acquisitions, partially offset by increased volume.

Six months ended
Net sales for the first six months of 2022 for the residential building products segment increased 24.8 percent compared to the same period last year, driven by price realization and volume growth in both the new construction and existing home channels. Included in the sales results was a $28.6 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales decreased 240 basis points in the first six months of 2022 compared to the same period last year. The decrease was primarily driven by lower operational productivity, the impact of acquisitions, higher core SG&A, and increased investment spend, partially offset by increased volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. During June 2022, the Corporation's revolving credit facility, which was previously set to mature in April 2023, was amended and the maturity extended until June 2027 with a revised maximum borrowing capacity of $400 million. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $400 million of borrowing capacity available under the revolving credit facility, which includes the $209 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a use of $25.2 million of cash in the first six months of 2022 compared to a source of $37.3 million of cash in the first six months of 2021. Working capital requirements are the primary driver of the variance from prior year, particularly inventory levels which have risen as market conditions continue to moderate from pandemic-induced disruption over the last several quarters, and as the Corporation has taken a higher inventory position to mitigate against further supply chain challenges. Inflationary cost pressures are also a driver of the higher working capital requirements.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first six months of 2022 were $33.2 million compared to $32.3 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2022, capital expenditures are expected to be approximately $70 to $80 million.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Dividends per common share	$0.320	$0.310	$0.630	$0.615

During the second quarter, the Board declared the regular quarterly cash dividend on May 16, 2022. The dividend was paid on June 8, 2022, to shareholders of record as of May 27, 2022.

Stock Repurchase - The Corporation's capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized an additional $200 million on May 17, 2022, for repurchases of the Corporation's common stock. As of July 2, 2022, approximately $234 million remained of the Board's current repurchase authorizations. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first six months of 2022.

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

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by macroeconomic conditions including the impacts of the pandemic and recent dynamics around labor availability, supply chain capacity, and cost inflation. However, management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets. Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2022, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, except as described below.

In the second quarter of 2022, the Corporation terminated an interest rate swap agreement that had formerly been in place to fix the interest rate on $75 million of borrowings from the Corporation's revolving credit facility. As of July 2, 2022, the Corporation does not have any interest rate swap agreements or other derivative instruments outstanding. Also in the quarter, the Corporation and its lenders agreed to amend and restate the revolving credit facility, which decreased the borrowing capacity from $450 million to $400 million, at the preference of the Corporation, while extending the maturity from April 2023 to June 2027. The amended facility bears interest at a variable rate based on the Secured Overnight Financing Rate.

As of July 2, 2022, the Corporation had $310.3 million of outstanding borrowings, of which $209 million was under the revolving credit facility and thus subject to market risk from interest rate fluctuations. The majority of the remaining debt balance is under private placement note agreements that bear interest at fixed rates. See "Note 7. Debt" and "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of July 2, 2022, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's most recent share purchase authorization from May 17, 2022, provides for repurchases of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the second quarter of fiscal 2022, and no current plans are expected to expire or terminate.

The following is a summary of share repurchase activity during the quarter:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
04/03/22 - 04/30/22	385,568	$36.06	385,568	$60.1
05/01/22 - 05/28/22	338,183	$36.46	338,183	$247.7
05/29/22 - 07/02/22	383,427	$35.90	383,427	$234.0
Total	1,107,178		1,107,178
(1) No shares were purchased outside of a publicly announced plan or program.

Item 6. Exhibits

10.1
Fourth Amended and Restated Credit Agreement, dated as of June 14, 2022, by and among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed June 17, 2022)

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: August 2, 2022	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer