Form 10-Q
period 2022-10-01
HNI CORP
filed 2022-11-01
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	October 1, 2022	41,363,775

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended October 1, 2022 and October 2, 2021	3

	Condensed Consolidated Balance Sheets - October 1, 2022 and January 1, 2022	4

	Condensed Consolidated Statements of Equity - Three and Nine Months Ended October 1, 2022 and October 2, 2021	6

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 1, 2022 and October 2, 2021	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	32

Signatures		33

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net sales	$598.8	$586.7	$1,792.9	$1,581.5
Cost of sales	389.3	391.4	1,165.9	1,018.3
Gross profit	209.5	195.4	627.0	563.2
Selling and administrative expenses	178.2	169.1	544.3	489.6
Gain on sale of subsidiary	(50.6)	—	(50.6)	—
Impairment charges	—	—	1.0	—
Operating income	81.9	26.2	132.2	73.5
Interest expense, net	2.4	1.9	6.5	5.5
Income before income taxes	79.5	24.4	125.8	68.1
Income taxes	16.4	5.2	18.2	16.5
Net income	63.1	19.2	107.6	51.6
Less: Net income (loss) attributable to non-controlling interest	(0.0)	0.0	(0.0)	(0.0)
Net income attributable to HNI Corporation	$63.1	$19.2	$107.6	$51.6

Average number of common shares outstanding – basic	41.3	43.8	41.8	43.6
Net income attributable to HNI Corporation per common share – basic	$1.53	$0.44	$2.57	$1.18
Average number of common shares outstanding – diluted	41.8	44.3	42.3	44.0
Net income attributable to HNI Corporation per common share – diluted	$1.51	$0.43	$2.54	$1.17

Foreign currency translation adjustments	$(3.7)	$0.0	$(5.5)	$0.1
Change in unrealized gains (losses) on marketable securities, net of tax	(0.3)	(0.0)	(0.8)	(0.2)
Change in derivative financial instruments, net of tax	(0.1)	0.2	0.9	0.6
Other comprehensive income (loss), net of tax	(4.0)	0.2	(5.4)	0.5
Comprehensive income	59.1	19.3	102.2	52.1
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.0)	0.0	(0.0)	(0.0)
Comprehensive income attributable to HNI Corporation	$59.1	$19.3	$102.2	$52.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	October 1, 2022	January 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$21.1	$52.3
Short-term investments	2.0	1.4
Receivables	243.8	240.0
Allowance for doubtful accounts	(2.4)	(2.8)
Inventories, net	222.2	181.6
Prepaid expenses and other current assets	53.4	51.1
Total Current Assets	540.0	523.5

Property, Plant, and Equipment:
Land and land improvements	31.0	30.9
Buildings	292.3	294.5
Machinery and equipment	589.3	593.6
Construction in progress	31.9	29.7
	944.5	948.7
Less: Accumulated depreciation	(595.4)	(581.9)
Net Property, Plant, and Equipment	349.1	366.8

Right-of-use Finance Leases	11.0	10.2
Right-of-use Operating Leases	92.3	82.9

Goodwill and Other Intangible Assets, Net	451.9	471.5

Other Assets	54.3	43.1

Total Assets	$1,498.6	$1,497.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	October 1, 2022	January 1, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$435.0	$473.8
Current maturities of debt	1.2	3.2
Current maturities of other long-term obligations	2.0	3.9
Current lease obligations - Finance	3.3	2.8
Current lease obligations - Operating	18.8	22.8
Total Current Liabilities	460.4	506.4

Long-Term Debt	199.7	174.6

Long-Term Lease Obligations - Finance	7.7	7.4

Long-Term Lease Obligations - Operating	82.3	63.8

Other Long-Term Liabilities	77.5	80.7

Deferred Income Taxes	64.6	75.0

Total Liabilities	892.2	907.9

Equity:
HNI Corporation shareholders' equity	606.1	589.6
Non-controlling interest	0.3	0.3
Total Equity	606.4	590.0

Total Liabilities and Equity	$1,498.6	$1,497.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0
Comprehensive income:
Net income (loss)	—	—	63.1	—	(0.0)	63.1
Other comprehensive income (loss), net of tax	—	—	—	(4.0)	—	(4.0)
Dividends payable	—	—	0.2	—	—	0.2
Cash dividends; $0.320 per share	—	—	(13.2)	—	—	(13.2)
Common shares – treasury:
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.0	(1.6)	—	—	—	(1.6)
Balance, October 1, 2022	$41.4	$45.8	$531.1	$(12.2)	$0.3	$606.4

	Nine Months Ended - October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	107.6	—	(0.0)	107.6
Other comprehensive income (loss), net of tax	—	—	—	(5.4)	—	(5.4)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.950 per share	—	—	(39.7)	—	—	(39.7)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.5	17.7	—	—	—	18.1
Balance, October 1, 2022	$41.4	$45.8	$531.1	$(12.2)	$0.3	$606.4

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - October 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, July 3, 2021	$43.9	$76.3	$523.1	$(8.8)	$0.3	$634.8
Comprehensive income:
Net income (loss)	—	—	19.2	—	0.0	19.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Dividends payable	—	—	(0.1)	—	—	(0.1)
Cash dividends; $0.310 per share	—	—	(13.6)	—	—	(13.6)
Common shares – treasury:
Shares purchased	(0.3)	(12.7)	—	—	—	(13.1)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.0	2.3	—	—	—	2.3
Balance, October 2, 2021	$43.6	$65.9	$528.6	$(8.6)	$0.3	$629.7

	Nine Months Ended - October 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Equity
Balance, January 2, 2021	$42.9	$38.7	$518.0	$(9.2)	$0.3	$590.7
Comprehensive income:
Net income (loss)	—	—	51.6	—	(0.0)	51.6
Other comprehensive income (loss), net of tax	—	—	—	0.5	—	0.5
Dividends payable	—	—	(0.7)	—	—	(0.7)
Cash dividends; $0.925 per share	—	—	(40.4)	—	—	(40.4)
Common shares – treasury:
Shares purchased	(0.5)	(19.3)	—	—	—	(19.8)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	1.1	46.5	—	—	—	47.6
Balance, October 2, 2021	$43.6	$65.9	$528.6	$(8.6)	$0.3	$629.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net Cash Flows From (To) Operating Activities:
Net income	$107.6	$51.6
Non-cash items included in net income:
Depreciation and amortization	63.5	62.0
Other post-retirement and post-employment benefits	1.0	1.0
Stock-based compensation	6.4	9.5
Reduction in carrying amount of right-of-use assets	19.7	19.0
Deferred income taxes	(10.4)	(2.1)
Gain on sale of subsidiary	(50.6)	—
Other – net	(0.4)	2.6
Net decrease in cash from operating assets and liabilities	(99.3)	(64.1)
Increase (decrease) in other liabilities	(3.5)	8.9
Net cash flows from (to) operating activities	33.9	88.5

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(41.7)	(38.2)
Proceeds from sale of property, plant, and equipment	0.0	0.2
Capitalized software	(7.0)	(9.6)
Acquisition spending, net of cash acquired	(9.2)	(1.5)
Purchase of investments	(2.3)	(3.3)
Sales or maturities of investments	1.9	3.2
Net proceeds from sale of subsidiary	71.4	—
Net cash flows from (to) investing activities	13.2	(49.2)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(298.5)	(1.8)
Proceeds from debt	321.6	4.3
Dividends paid	(39.9)	(40.4)
Purchase of HNI Corporation common stock	(65.2)	(18.5)
Proceeds from sales of HNI Corporation common stock	4.0	29.9
Other – net	(0.4)	(2.6)
Net cash flows from (to) financing activities	(78.3)	(29.0)

Net increase (decrease) in cash and cash equivalents	(31.2)	10.3
Cash and cash equivalents at beginning of period	52.3	116.1
Cash and cash equivalents at end of period	$21.1	$126.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The January 1, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended October 1, 2022, are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation's (the "Corporation") Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Certain reclassifications have been made within the interim financial information to conform to the current presentation. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Systems and storage	$224.9	$227.8	$673.9	$611.1
Seating	114.8	134.2	354.7	349.6
Other	35.5	31.1	106.4	79.4
Total workplace furnishings	375.2	393.1	1,135.0	1,040.0

Residential building products	223.6	193.6	657.9	541.5
Net sales	$598.8	$586.7	$1,792.9	$1,581.5

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

Contract assets and contract liabilities were as follows:

	October 1, 2022	January 1, 2022
Trade receivables (1)	$243.8	$240.0
Contract assets (current) (2)	$2.8	$1.5
Contract assets (long-term) (3)	$30.6	$18.2
Contract liabilities - Customer deposits (4)	$30.3	$27.2
Contract liabilities - Accrued rebate and marketing programs (4)	$38.2	$31.5

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in long-term contract assets is related to multi-year distribution agreements in the workplace furnishings segment. Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.2 million as of January 1, 2022, of which, $25.8 million was recognized as revenue in the first nine months of 2022.

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

Note 3. Acquisitions and Divestitures

In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex ("Lamex") business, which was a component of the workplace furnishings segment, for approximately $75 million plus standard post-closing adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale in the current quarter of $50.6 million that included transaction-related expenses of approximately $5 million.

In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligns with the Corporation's vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The preliminary purchase price allocation includes $7.7 million of goodwill, which includes the impact of immaterial purchase adjustments made during the current quarter. The remaining assets and liabilities acquired were not material to the consolidated financial statements. The Corporation expects to finalize the allocation of the purchase price during 2022.

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

As a result of further review and refinement, measurement period adjustments were recorded in the first quarter of 2022 which decreased Trinity's inventory acquired by $0.2 million and increased goodwill related to both acquisitions by $0.9 million in the aggregate. Additionally, the aggregate purchase price of the deals increased by $0.8 million as a result of post-closing working capital settlements. There were no measurement period adjustments recorded after the first quarter of 2022, and the purchase accounting for the Trinity and OGC acquisitions was complete as of July 2, 2022.

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

	October 1, 2022	January 1, 2022

Finished products	$156.0	$137.2
Materials and work in process	123.8	92.0
LIFO allowance	(57.6)	(47.6)
Total inventories, net	$222.2	$181.6

Inventory valued by the LIFO costing method	90%	84%

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $15.0 million and $19.9 million as of October 1, 2022 and January 1, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	October 1, 2022	January 1, 2022
Goodwill, net	$306.0	$297.3
Definite-lived intangible assets, net	130.4	147.6
Indefinite-lived intangible assets	15.5	26.5
Total goodwill and other intangible assets, net	$451.9	$471.5

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 1, 2022
Goodwill	$162.3	$213.8	$376.1
Accumulated impairment losses	(78.6)	(0.1)	(78.8)
Net goodwill balance as of January 1, 2022	83.6	213.7	297.3

Goodwill acquired (disposed) / measurement period adjustments	(6.9)	8.6	1.7
Accumulated impairment losses disposed	6.9	—	6.9

Balance as of October 1, 2022
Goodwill	155.3	222.5	377.8
Accumulated impairment losses	(71.7)	(0.1)	(71.8)
Net goodwill balance as of October 1, 2022	$83.6	$222.3	$306.0

Goodwill and accumulated impairment losses were disposed in conjunction with the sale of Lamex in third quarter of 2022. See "Note 3. Acquisitions and Divestitures" for additional information on transactions that resulted in changes in goodwill in 2022.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets:

	October 1, 2022			January 1, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$202.1	$119.8	$82.3	$196.8	$102.1	$94.7
Trademarks and trade names	14.3	5.6	8.7	14.3	4.6	9.7
Customer lists and other	80.2	40.8	39.4	109.6	66.4	43.3
Net definite-lived intangible assets	$296.5	$166.2	$130.4	$320.7	$173.0	$147.6

The decrease in the gross and accumulated amortization of definite-lived intangible asset balances during the current year is primarily related to the sale of Lamex and the disposal of related fully amortized assets.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Capitalized software	$6.1	$6.1	$18.4	$17.5
Other definite-lived intangibles	$1.6	$1.6	$4.9	$4.9

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2022	2023	2024	2025	2026
Amortization expense	$30.9	$26.9	$22.6	$19.5	$16.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Condensed Consolidated Balance Sheets:

	October 1, 2022	January 1, 2022
Trademarks and trade names	$15.5	$26.5

In the third quarter of 2022, the Corporation sold its Lamex business which resulted in the disposal of the related indefinite-lived trade name.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience. Actual costs incurred could differ from the original estimates, requiring adjustments to the allowance. Activity associated with warranty obligations was as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance at beginning of period	$16.0	$16.1
Accruals for warranties issued during period	7.5	6.6
Settlements made during the period	(7.3)	(5.4)
Balance at end of period	$16.3	$17.3

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	October 1, 2022	January 1, 2022
Current	$5.2	$5.4
Long-term	11.1	10.6
Total	$16.3	$16.0

Note 7.  Debt

Debt is as follows:

	October 1, 2022	January 1, 2022
Revolving credit facility with interest at a variable rate (October 1, 2022 - 4.2%; January 1, 2022 - 1.1%)	$100.0	$75.0
Fixed-rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	1.2	3.2
Deferred debt issuance costs	(0.3)	(0.4)
Total debt	200.8	177.8
Less: Current maturities of debt	1.2	3.2
Long-term debt	$199.7	$174.6

The carrying value of the Corporation's outstanding variable-rate, long-term debt obligations at October 1, 2022, was $100 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $97 million at October 1, 2022.

As of October 1, 2022, the Corporation's revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.3 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.2 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of October 1, 2022, there was $100 million outstanding under the $400 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full remaining $300 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of October 1, 2022, the deferred debt issuance costs balance of $0.3 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of October 1, 2022, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation's income tax provision:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income before income taxes	$79.5	$24.4	$125.8	$68.1
Income taxes	$16.4	$5.2	$18.2	$16.5
Effective tax rate	20.7%	21.5%	14.5%	24.2%

The Corporation's effective tax rate was substantially lower in the nine months ended October 1, 2022, compared to the same period last year, primarily due to the sale of the Lamex business in July 2022. This transaction created tax benefits related to existing deferred tax assets that were previously reduced through valuation adjustments, as well as basis differences, which significantly reduced the Corporation's year-to-date effective tax rate. See "Note 3. Acquisitions and Divestitures" for further information regarding the sale of Lamex.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of October 1, 2022
Cash and cash equivalents (including money market funds) (1)	$21.1	$21.1	$—	$—
Government securities (2)	$5.4	$—	$5.4	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (4)	$(4.3)	$—	$(4.3)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)

Balance as of January 1, 2022
Cash and cash equivalents (including money market funds) (1)	$52.3	$52.3	$—	$—
Government securities (2)	$5.5	$—	$5.5	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Derivative financial instruments - liability (3)	$(1.0)	$—	$(1.0)	$—
Deferred stock-based compensation (4)	$(8.1)	$—	$(8.1)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(2.2)	(1.0)	—	1.1	(2.1)
Tax (expense) or benefit	—	0.2	—	(0.3)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.3)	—	—	0.0	(3.3)
Balance as of October 1, 2022	$(6.2)	$(0.7)	$(5.4)	$0.2	$(12.2)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1.1)	$0.4	$(6.7)	$(1.8)	$(9.2)
Other comprehensive income (loss) before reclassifications	0.1	(0.2)	—	0.0	(0.1)
Tax (expense) or benefit	—	0.0	—	(0.0)	0.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.5	0.5
Balance as of October 2, 2021	$(1.0)	$0.2	$(6.7)	$(1.2)	$(8.6)
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

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.1	$(0.3)	$(0.1)	$(0.7)
	Income taxes	(0.0)	0.1	0.0	0.2
Foreign currency translation
Lamex divestiture	Gain on sale of subsidiary	3.3	—	3.3	—
	Net of tax	$3.4	$(0.2)	$3.3	$(0.5)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Dividends per common share	$0.950	$0.925

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Shares repurchased	1.7	0.5
Average price per share	$38.11	$39.52

Cash purchase price	$(63.9)	$(19.8)
Purchases unsettled as of quarter end	—	1.3
Prior year purchases settled in current year	(1.3)	—
Shares repurchased per cash flow	$(65.2)	$(18.5)

As of October 1, 2022, approximately $234.0 million remained of the Corporation's Board of Directors' ("Board") current repurchase authorization.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$63.1	$19.2	$107.6	$51.6
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	41.3	43.8	41.8	43.6
Potentially dilutive shares from stock-based compensation plans	0.5	0.6	0.5	0.5
Denominator for diluted EPS	41.8	44.3	42.3	44.0
Earnings per share – basic	$1.53	$0.44	$2.57	$1.18
Earnings per share – diluted	$1.51	$0.43	$2.54	$1.17

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.0	1.8	1.9	1.7

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees' requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to performance stock units is adjusted for the probability that the Corporation will perform within an established target range of cumulative profitability over a multi-year period. In the third quarter of 2022, management's estimate of cumulative profitability in connection with various tranches of performance stock units was reduced, resulting in a decrease to the aggregate expense recognized to date, as well as to unrecognized expense.

The following table summarizes expense associated with these plans:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Compensation cost	$(2.1)	$1.8	$6.4	$9.5

The units granted by the Corporation had fair values as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Restricted stock units	$7.0	$15.9
Performance stock units	$6.2	$6.1

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of October 1, 2022:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested stock options	$0.2	0.2
Non-vested restricted stock units	$5.9	0.8
Non-vested performance stock units	$2.2	1.0

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $27 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to overseas suppliers; as of October 1, 2022, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and bankers' acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $12 million as of October 1, 2022. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Reportable segment data reconciled to the Corporation's condensed consolidated financial statements was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Sales:
Workplace furnishings	$375.2	$393.1	$1,135.0	$1,040.0
Residential building products	223.6	193.6	657.9	541.5
Total	$598.8	$586.7	$1,792.9	$1,581.5

Income (Loss) Before Income Taxes:
Workplace furnishings	$5.6	$3.9	$11.1	$9.6
Residential building products	39.6	33.4	117.0	103.8
General corporate	(14.0)	(11.0)	(46.5)	(39.8)
Gain on sale of subsidiary	50.6	—	50.6	—
Operating income	81.9	26.2	132.2	73.5
Interest expense, net	2.4	1.9	6.5	5.5
Total	$79.5	$24.4	$125.8	$68.1

Depreciation and Amortization Expense:
Workplace furnishings	$11.3	$11.9	$34.6	$35.9
Residential building products	3.2	2.5	9.3	7.4
General corporate	6.5	6.4	19.6	18.7
Total	$21.0	$20.9	$63.5	$62.0

Capital Expenditures (including capitalized software):
Workplace furnishings	$10.0	$6.5	$26.4	$24.0
Residential building products	3.6	5.5	12.1	12.1
General corporate	1.8	3.5	10.2	11.7
Total	$15.5	$15.5	$48.7	$47.8

			As of October 1, 2022	As of January 1, 2022
Identifiable Assets:
Workplace furnishings			$807.7	$809.0
Residential building products			517.7	479.5
General corporate			173.3	209.5
Total			$1,498.6	$1,497.9

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

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial and home office furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a decentralized business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Significant developments in the third quarter include the Corporation's sale of its China- and Hong Kong-based Lamex office furniture business to Kokuyo Co., Ltd, a leading manufacturer and provider of office furniture in Japan and across Asia, for $75 million U.S. dollars, plus standard post-closing adjustments. This transaction further streamlines the Corporation's business portfolio and allows for an enhanced focus on the Corporation's core strategies. In response to the current environment and anticipated further weakening in market conditions, the Corporation initiated company-wide cost reduction actions during the third quarter. The savings are estimated to be $30 million on an annual basis once they become fully mature in 2023.

Consolidated net sales for the third quarter of 2022 were $598.8 million, an increase of 2.1 percent compared to net sales of $586.7 million in the prior-year quarter. The change was due to a 15.5 percent increase in the residential building products segment, partially offset by a 4.6 percent decrease in the workplace furnishings segment. The acquisition of residential building products companies contributed incremental year-over-year sales of $11.2 million, and the sale of the Lamex business decreased year-over-year sales by $17.9 million. See "Note 3. Acquisitions and Divestitures" for acquisition and divestiture activity.

Net income attributable to the Corporation in the third quarter of 2022 was $63.1 million compared to $19.2 million in the third quarter of 2021. The increase was driven by a $50.6 million pre-tax gain on the sale of Lamex, along with favorable price-cost, improved product mix, lower variable compensation, and lower core selling and administrative expenses ("SG&A"), partially offset by lower workplace furnishings volume, lower net productivity, and increased investment spend.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Net sales	$598.8	$586.7	2.1%		$1,792.9	$1,581.5	13.4%
Cost of sales	389.3	391.4	(0.5)%		1,165.9	1,018.3	14.5%
Gross profit	209.5	195.4	7.2%		627.0	563.2	11.3%
Selling and administrative expenses	178.2	169.1	5.4%		544.3	489.6	11.2%
Gain on sale of subsidiary	(50.6)	—	100.0%		(50.6)	—	100.0%
Impairment charges	—	—	—%		1.0	—	100.0%
Operating income	81.9	26.2	212.1%		132.2	73.5	79.8%
Interest expense, net	2.4	1.9	27.1%		6.5	5.5	18.1%
Income before income taxes	79.5	24.4	226.1%		125.8	68.1	84.8%
Income taxes	16.4	5.2	214.1%		18.2	16.5	10.4%
Net income (loss) attributable to non-controlling interest	(0.0)	0.0	0.0%		(0.0)	(0.0)	0.0%
Net income attributable to HNI Corporation	$63.1	$19.2	229.4%		$107.6	$51.6	108.5%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	35.0	33.3	170	bps	35.0	35.6	-60	bps
Selling and administrative expenses	29.8	28.8	100	bps	30.4	31.0	-60	bps
Gain on sale of subsidiary	8.5	—	850	bps	2.8	—	280	bps
Impairment charges	—	—	—	bps	0.1	—	10	bps
Operating income	13.7	4.5	920	bps	7.4	4.6	280	bps
Income taxes	2.7	0.9	180	bps	1.0	1.0	—	bps
Net income attributable to HNI Corporation	10.5	3.3	720	bps	6.0	3.3	270	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2022 increased 2.1 percent compared to the same quarter last year. The change was driven by price realization in both the residential building products and workplace furnishings segments, along with higher residential building products volume, partially offset by lower volume in the workplace furnishings segment. Included in the sales results for the current quarter was a $17.9 million unfavorable impact from the divestiture of Lamex and an $11.2 million favorable impact from acquiring residential building products companies.

Gross Profit

Gross profit as a percentage of net sales increased 170 basis points in the third quarter of 2022 compared to the same quarter last year, driven by improved price-cost and favorable product mix, partially offset by lower volume in the workplace furnishings segment, operational investments, and reduced net productivity. Included in current quarter cost of sales was $3.6 million in one-time charges primarily due to strategic restructuring of an eCommerce business in the workplace furnishings segment that commenced in the fourth quarter of 2021.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 100 basis points in the third quarter of 2022 compared to the same quarter last year, driven by $5.6 million associated with a company-wide cost reduction initiative, along with lower volume in the workplace furnishings segment, higher investment spend, and increased freight costs, partially offset by dilution from price realization, lower variable compensation, and lower core SG&A.

Gain on Sale of Subsidiary

In the third quarter of 2022, the Corporation recorded a one-time pretax gain of $50.6 million as a result of the divestiture of the Lamex business.

Operating Income

In the third quarter of 2022, operating income was $81.9 million, compared to $26.2 million in the same quarter last year. The increase was driven by the gain on sale of the Lamex business, along with favorable price-cost, favorable product mix, lower variable compensation, and lower core SG&A, partially offset by lower workplace furnishings volume, lower net productivity, and increased investment spend. The Corporation also incurred $9.1 million of one-time charges in the current-year quarter related to restructuring of an eCommerce business and a company-wide cost reduction initiative. There were no comparable one-time charges in the prior-year quarter.

Interest Expense, Net

Interest expense, net for the third quarter of 2022 was $2.4 million, compared to $1.9 million in the same quarter last year, driven by an increase in the average debt balance year-over-year and higher interest rates on the Corporation's variable-rate debt, partially offset by amortization of the gain recorded on termination of the Corporation's interest rate swap. See "Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" for further information on the termination of the interest rate swap.

Income Taxes

The Corporation's income tax provision for the third quarter of 2022 was $16.4 million on income before taxes of $79.5 million, or an effective tax rate of 20.7 percent. For the third quarter of 2021, the Corporation's income tax provision was $5.2 million on pre-tax income of $24.4 million, or an effective tax rate of 21.5 percent.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $63.1 million, or $1.51 per diluted share in the third quarter of 2022, compared to $19.2 million, or $0.43 per diluted share in the third quarter of 2021.

Results of Operations - Nine Months Ended

Net Sales

Consolidated net sales for the first nine months of 2022 increased 13.4 percent compared to the same period last year. The change was due to a 21.5 percent increase in the residential building products segment and a 9.1 percent increase in the workplace furnishings segment. Price realization in both segments drove the improved sales performance, along with higher volume in the residential building products segment. Included in the sales results for the current period was a $17.9 million unfavorable impact from the divestiture of Lamex and a $39.8 million favorable impact from acquiring residential building products companies.

Gross Profit

Gross profit as a percentage of net sales decreased 60 basis points in the first nine months of 2022 compared to the same period last year primarily driven by reduced net productivity, partially offset by higher residential building products volume. Included in current year-to-date period cost of sales is $4.0 million in one-time charges primarily due to strategic restructuring of an eCommerce business in the workplace furnishings segment that commenced in the fourth quarter of 2021.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 60 basis points in the first nine months of 2022 compared to the same period last year due to dilution from price realization and lower variable compensation, partially offset by increased freight costs, higher investment spend, and lower workplace furnishings volume. Additionally, $5.6 million of one-time charges were recorded in the current year period related to a company-wide cost reduction initiative. In the prior-year period, $1.4 million of one-time costs were recorded in connection with showroom exits.

Gain on Sale of Subsidiary

In the first nine months of 2022, the Corporation recorded a one-time pretax gain of $50.6 million as a result of the divestiture of the Lamex business.

Impairment Charges

In the first nine months of 2022, the Corporation recorded a charge of $1.0 million related to the full impairment of an equity investment. The Corporation did not record any impairment charges during the first nine months of 2021.

Operating Income

In the first nine months of 2022, operating income was $132.2 million, compared to operating income of $73.5 million in the same period last year. Results improved compared to the prior-year period driven by the gain on sale of the Corporation's Lamex business, along with favorable price-cost and higher volume in the residential building products segment, partially offset by lower operational productivity, increased investments and freight costs, and the one-time charges discussed above related to restructuring of an eCommerce brand and a company-wide cost reduction initiative.

Interest Expense, Net

Interest expense, net for the first nine months of 2022 was $6.5 million, compared to $5.5 million in the same period last year. The increase was driven by an increase in the average debt balance year-over-year and higher interest rates on the Corporation's variable rate debt, partially offset by amortization of the gain recorded on termination of the Corporation's interest rate swap. See "Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" for further information on the termination of the interest rate swap.

Income Taxes

The Corporation's income tax provision for the first nine months of 2022 was $18.2 million on income before taxes of $125.8 million, or an effective tax rate of 14.5 percent. For the first nine months of 2021, the Corporation's income tax provision was $16.5 million on income before taxes of $68.1 million, or an effective tax rate of 24.2 percent. The Corporation's effective tax rate was lower in the first nine months of 2022 compared to the same period last year primarily due to the sale of the Lamex business in July 2022. This transaction created tax benefits related to existing deferred tax assets that were previously reduced through valuation adjustments, as well as basis differences, which significantly reduced the Corporation's year-to-date effective tax rate.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $107.6 million, or $2.54 per diluted share in the first nine months of 2022, compared to net income attributable to the Corporation of $51.6 million, or $1.17 per diluted share in the first nine months of 2021.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Net sales	$375.2	$393.1	(4.6)%		$1,135.0	$1,040.0	9.1%
Operating profit	$5.6	$3.9	44.9%		$11.1	$9.6	16.4%
Operating profit %	1.5%	1.0%	50	bps	1.0%	0.9%	10	bps

Three months ended
Third quarter 2022 net sales for the workplace furnishings segment decreased 4.6 percent compared to the same quarter last year. The impact of the sale of the Lamex business during the quarter decreased net sales by $17.9 million compared to the prior quarter. Aside from this item, segment sales were flat, with price realization in most customer segments offset by decreased volume from small- and medium-sized business and contract customers, as well as lower eCommerce volume due to the previously announced restructuring of one of the Corporation's eCommerce brands.

Operating profit as a percentage of net sales in the third quarter of 2022 increased 50 basis points compared to the same period in 2021. The increase was driven by favorable price-cost, favorable product mix, and lower core SG&A, partially offset by lower volume, reduced net productivity, and increased investment spend. Additionally, the segment recorded $3.6 million of one-time charges in the current quarter primarily due to strategic restructuring of an eCommerce business that commenced in the fourth quarter of 2021. No one-time charges were recorded in the prior year quarter.

Nine months ended
Net sales for the first nine months of 2022 for the workplace furnishings segment increased 9.1 percent compared to the same period last year. The results were driven by price realization in most customer segments, partially offset by the divestiture of the Lamex business, which reduced net sales for the current period by $17.9 million, and lower eCommerce volume as a result of a previously announced restructuring at one of the Corporation's eCommerce businesses.

Operating profit as a percentage of net sales increased 10 basis points in the first nine months of 2022 compared to the same period last year. The increase was primarily driven by favorable price-cost and improved product mix, partially offset by lower operational productivity and increased investments. Additionally, in the first nine months of 2022, the workplace furnishings segment recorded $4.0 million of one-time charges primarily due to strategic restructuring of an eCommerce business that commenced in the fourth quarter of 2021. $1.4 million of one-time costs were recorded in the first nine months of 2021 as a result of showroom exits.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Net sales	$223.6	$193.6	15.5%		$657.9	$541.5	21.5%
Operating profit	$39.6	$33.4	18.7%		$117.0	$103.8	12.7%
Operating profit %	17.7%	17.2%	50	bps	17.8%	19.2%	-140	bps

Three months ended
Third quarter 2022 net sales for the residential building products segment increased 15.5 percent compared to the same quarter last year, driven by price realization and volume growth in both the new construction and existing home channels. Included in the sales results for the current quarter was an $11.2 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales increased 50 basis points in the third quarter of 2022 compared to the same quarter last year, driven by favorable price-cost and higher volume, partially offset by the impact of acquisitions and increased investment spend.

Nine months ended
Net sales for the first nine months of 2022 for the residential building products segment increased 21.5 percent compared to the same period last year, driven by price realization and volume growth in both the new construction and existing home channels. Included in the sales results was a $39.8 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales decreased 140 basis points in the first nine months of 2022 compared to the same period last year. The decrease was primarily driven by the impact of acquisitions, lower operational productivity, increased core SG&A and investment spend, partially offset by increased volume and lower variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $400 million of borrowing capacity available under the revolving credit facility, which includes the $100 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $33.9 million of cash in the first nine months of 2022 compared to a source of $88.5 million of cash in the first nine months of 2021. Working capital requirements are the primary driver of the variance from prior year due to timing. In the current year inventory was purchased earlier resulting in higher asset balances but lower short term liabilities. Inflationary cost pressures are also a driver of the higher working capital requirements.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first nine months of 2022 were $48.7 million compared to $47.8 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2022, capital expenditures are expected to be approximately $70 to $75 million.

Acquisitions and Divestitures - Investing activities include acquisition spending for residential building products companies and proceeds from the sale of the Corporation's Lamex business. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Dividends per common share	$0.320	$0.310	$0.950	$0.925

During the third quarter, the Board declared the regular quarterly cash dividend on August 16, 2022. The dividend was paid on September 8, 2022, to shareholders of record as of August 26, 2022.

Stock Repurchase - The Corporation's capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized an additional $200 million on May 17, 2022, for repurchases of the Corporation's common stock. As of October 1, 2022, approximately $234.0 million remained of the Board's current repurchase authorizations. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation's contractual obligations or the estimated timing of the future cash payments during the first nine months of 2022.

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

Recently Issued Accounting Standards Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 enhances transparency of supplier finance programs by requiring disclosure of key terms, amounts outstanding, a rollforward of outstanding amounts, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for the Corporation in the first quarter of fiscal 2023. The Corporation is currently evaluating the impact this guidance will have on the consolidated financial statements and disclosures.

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

The Corporation assumes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The Corporation advises you, however, to consult any further disclosures made on related subjects in future reports filed with or furnished to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2022, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, except as described below.

In the second quarter of 2022, the Corporation terminated an interest rate swap agreement that had formerly been in place to fix the interest rate on $75 million of borrowings from the Corporation's revolving credit facility. As of October 1, 2022, the Corporation does not have any interest rate swap agreements or other derivative instruments outstanding. Also in the second quarter, the Corporation and its lenders agreed to amend and restate the revolving credit facility, which decreased the borrowing capacity from $450 million to $400 million, at the preference of the Corporation, while extending the maturity from April 2023 to June 2027. The amended facility bears interest at a variable rate based on the Secured Overnight Financing Rate.

As of October 1, 2022, the Corporation had $200.8 million of outstanding borrowings, of which $100 million was under the revolving credit facility and thus subject to market risk from interest rate fluctuations. The majority of the remaining debt balance is under private placement note agreements that bear interest at fixed rates. See "Note 7. Debt" and "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders' Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation's management carried out an evaluation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of October 1, 2022, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation did not repurchase any of its shares during the quarter. As of October 1, 2022, $234.0 million was authorized and available for the repurchase of shares by the Corporation.

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation's most recent share purchase authorization from May 17, 2022, provides for repurchases of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the third quarter of fiscal 2022, and no current plans are expected to expire or terminate.

Item 6. Exhibits

10.1	Separation Agreement between HNI Corporation and Kurt Tjaden+
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: November 1, 2022	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer