Form 10-K
period 2022-12-31
HNI CORP
filed 2023-02-28
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:					1-14225

HNI Corporation
	Iowa					42-0617510
	(State of Incorporation)					(I.R.S. Employer Identification No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
			(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 2, 2022 was $1,031,879,981 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the Registrant are affiliates.

The number of shares outstanding of the Registrant's common stock, as of February 3, 2023, was 41,407,021.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 17, 2023 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the "Corporation", "we", "us", or "our") is an Iowa corporation incorporated in 1944. The Corporation is a provider of workplace furnishings and residential building products. Workplace furnishings include furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, office product distributors, eCommerce retailers, and wholesalers but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets. In fiscal 2022, the Corporation had net sales of $2.4 billion, of which $1.5 billion or 63 percent was attributable to the workplace furnishings segment and $0.9 billion or 37 percent was attributable to the residential building products segment.

The Corporation is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms primarily in the United States, India, and Mexico. See "Item 2. Properties" for additional related discussion.

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

Markets

The Corporation competes in the workplace furnishings and residential building products markets principally by providing compelling value products designed to be among the best in their price range for product quality and performance, along with superior customer service and short lead-times. This is made possible, in part, by the Corporation’s ongoing investment in its brands, research and development efforts, efficient manufacturing operations, and extensive distribution network.

Workplace Furnishings
The North American workplace furnishings market consists of two primary channels — the contract channel and the small and medium-sized business ("SMB") channel. The primary end-users for both channels are business customers.

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

The workplace furnishings industry is highly competitive, with a significant number of competitors offering similar products. The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service. The Corporation competes with large workplace furnishings manufacturers, which cover a substantial portion of the North America market share in the workplace furnishings market. Competitors include manufacturers such as MillerKnoll, Inc., Steelcase, Inc., Haworth, Inc., The Global Group, Kimball International, Inc., Krueger International, Inc., and Teknion Corporation, as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Residential Building Products
The Corporation also competes in the residential building products industry, where it is the market leader in hearth products. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December timeframe. Distribution is primarily through independent and company-owned installing distributors and retail outlets.

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

•Effortless Winning Experiences (simplify the buying process) – Customers continue to raise their expectations and demand more effortless experiences. Buying office furniture and hearth products can be complicated and time-consuming. The Corporation’s deep understanding of the customer buying journey incorporates technology and digital assets to help customers navigate the buying process more quickly and with reduced effort. The Corporation has scale, price point breadth, product depth, and resources to lead this charge.

•Own Operational Excellence (leverage lean heritage) – All HNI member-owners embrace the principles of lean manufacturing. Members utilize Rapid Continuous Improvement (RCI), which scrutinizes every facet of the business to identify areas of waste, and then refine and streamline. RCI can be seen in action throughout the Corporation’s value chain from the manufacturing floor to the administrative offices to customer interactions, as members always look to find a better, more efficient, and more environmentally-friendly approach. This focus on RCI benefits stakeholders as the Corporation consistently delivers productivity and cost savings that allow it to grow earnings and invest in the future.

Management believes that the skillful execution of these strategic initiatives will support robust organic sales growth, margin expansion, improved returns, strong free cash flow, and position the Corporation for continued success.

Sales

Workplace Furnishings
The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of panel-based and freestanding office furniture systems, seating, benching, tables, architectural products, storage, and social collaborative items in order to meet the needs of a wide spectrum of organizations. Through its broad product offerings the Corporation is able to service business furniture needs in virtually any setting, including private office, open plan, conference rooms, training areas, cafes, lounges, and collaborative spaces, among many others. The Corporation possesses significant expertise and vertical manufacturing capabilities allowing it the flexibility to design and manufacture new products in-house to meet changing market needs.

To meet the demands of various markets, the Corporation’s products are sold primarily under the Corporation’s brands:
HON®
Allsteel®
Beyond®
Gunlocke®
HBF®
HBF Textiles®

OFM®
Respawn®
HNI India®

In third quarter 2022 the Corporation sold its China- and Hong Kong- based Lamex office furniture business ("Lamex"). In late 2022, management approved a plan to exit the OFM and Respawn brands, effective in 2023.

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
•Wholesalers that serve as distributors of the Corporation’s products to independent dealers and national office products distributors. These wholesalers maintain inventories of standard product lines for quick delivery to customers.
•Direct sales of products to federal, state, and local government offices, or in certain circumstances a lead selling relationship with an end-user.

The Corporation’s workplace furnishings sales force consists of sales managers, salespeople, and independent manufacturers’ representatives who collectively provide national sales coverage. Sales managers and salespeople are compensated by a combination of salary and variable performance compensation.

The Corporation also makes export sales through HNI International to independent office furniture dealers and wholesale distributors serving select foreign markets. Distributors are principally located in the Caribbean, Latin America, and Mexico. Through HNI India, the Corporation manufactures and distributes office furniture directly to end-users and through independent dealers and distributors primarily in India.

Residential Building Products
The Corporation’s residential building products segment includes the Hearth & Home Technologies LLC ("Hearth & Home") operating unit. Hearth & Home is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves, and related products. These products are primarily for the home and are sold under the following widely recognized brands:
Heatilator®
Heat & Glo®
Majestic®
Monessen®
Quadra-Fire®
Harman®
Vermont Castings®
PelPro®
StellarTM
SimpliFire®
The Outdoor GreatRoom Company®

The Corporation’s line of hearth products includes a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. Heatilator®, Heat & Glo®, Majestic®, Monessen®, and StellarTM are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces. The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Quadra-Fire®, Harman®, Vermont Castings®, and PelPro® product lines, which provide home heating solutions using renewable fuels.

Hearth & Home sells its products through independent dealers, distributors, and 29 Corporation-owned installing distribution and retail outlets. The distribution and retail brand of this operating unit is Fireside Hearth & Home. The Corporation has a field sales organization of sales managers, salespeople, and independent manufacturers’ representatives.

Largest Customers
In fiscal 2022, the Corporation’s five largest customers represented approximately 18 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2022, and management does not consider the Corporation’s operations or financial performance to be dependent on any individual customer. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

Resources

Manufacturing
The Corporation manufactures workplace furnishings in Georgia, Iowa, New York, North Carolina, India, and Mexico. The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, and most items are generally available from multiple sources. Major raw materials include coil steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, packaging, foam, and fiberglass.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality. The Corporation applies the principles of RCI and a lean manufacturing philosophy leveraging the creativity of its members to reduce and/or eliminate costs. The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation’s RCI process involves members, customers, and suppliers. Manufacturing also plays a key role in the Corporation’s concurrent research and development process in order to design new products for ease of manufacturability.

Research and Development
The Corporation’s research and development efforts are primarily focused on developing relevant and differentiated end-user solutions focused on quality, aesthetics, style, sustainable design, and reduced manufacturing costs. The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, and leveraging alternative materials. The Corporation conducts its research and development efforts at both the corporate and operating unit levels. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for amounts that the Corporation has invested in research and development.

Intellectual Property
As of December 31, 2022, the Corporation owned 83 United States and 76 foreign patents with expiration dates through 2042 and had applications pending for 26 United States and 14 foreign patents. In addition, the Corporation holds 168 United States and 323 foreign trademark registrations and has applications pending for 19 United States and 5 foreign trademarks. The Corporation believes neither any individual workplace furnishings patent nor the Corporation’s workplace furnishings patents in the aggregate are material to the Corporation’s business as a whole. The Corporation’s patents covering its residential building products protect various technical innovations. While the acquisition of patents reflects Hearth & Home’s position in the market as an innovation leader, the Corporation believes neither any individual residential building product patent nor the Corporation’s residential building product patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation applies for patent protection when it believes the expense of doing so is justified and the duration of its registered patents is adequate to protect these rights. The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation’s trademarks in the aggregate would materially or adversely affect the Corporation’s business as a whole, except for HON®, Allsteel®, Heat & Glo®, and Heatilator®.

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

The Corporation has expanded its Corporate Social Responsibility commitment and has become a signatory to the UN Global Compact, joined RE100, committed to 100 percent renewable electricity annually by 2030, and set aggressive science-based carbon emission reduction goals aligned with the 2015 Paris Agreement. To support these goals, the Corporation has established metrics to divert waste from landfill, reduce energy use, and lower greenhouse gas emissions from its operations. The Corporation also committed to reducing the impacts of its products through evaluations of design and development, suppliers, and supply chain performance. Integrating these sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for members. For more detailed information regarding its environmental and social goals, priorities, accomplishments, and initiatives, please refer to the Corporation’s Corporate Social Responsibility report available on its website. The Corporate Social Responsibility report is not incorporated into this Annual Report on Form 10-K

Human Capital

As of December 31, 2022, the Corporation employed approximately 7,300 persons, including approximately 200 of whom were temporary personnel.

Diversity, Equity, and Inclusion
The Corporation’s goal is for every member to always feel represented, included, and heard. The Corporation believes in:

•Unique perspectives. Diverse backgrounds bring unique perspectives, helping to drive innovation and growth.

•Fair and inclusive treatment. All people are treated with fairness and respect, ensuring all voices are heard, and allowing everyone to make meaningful contributions.

•Accountability. Through regular training and everyday business practices, the Corporation promotes accountability for diversity.

•Transparent communication. Members at every level have frequent opportunities to raise and address concerns with company leaders and attend meetings to learn and ask questions about the business.

For further information regarding its member-owner culture, initiatives, and goals, including in the areas of diversity, equity, and inclusion, please refer to the Corporation’s Corporate Social Responsibility report available on its website. The Corporate Social Responsibility report is not incorporated into this Annual Report on Form 10-K.

Member Development
All members have the opportunity to achieve and succeed in their careers. The Corporation invests in apprenticeships, on-the-job training, robust performance and talent-management processes, and leadership development programs.

Member Compensation and Benefits
The Corporation’s compensation and benefits programs are competitive and equitable, designed to attract, retain, and motivate its members. Through stock-based plans and profit sharing, most members benefit from the success of the Corporation as a whole. This creates a strong culture of shared responsibility, empowered accountability for all outcomes, and an ongoing enthusiasm for improvement.

Available Information

Information regarding the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, on the Corporation’s website at www.hnicorp.com, as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission ("SEC"). The information on the Corporation’s website is not, and shall not be, deemed to be a part hereof or incorporated into this or any of the Corporation’s other filings with the SEC. The Corporation’s SEC filings are also available on the SEC website at www.sec.gov.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors." The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the duration and scope of the COVID-19 pandemic, including any emerging variants of the virus, and its effect on people and the economy; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 1A.  Risk Factors

The following risk factors and other information included in this report should be carefully considered. If any of the following risks occur, the Corporation’s business, operating results, cash flows, or financial condition could be materially adversely affected.

INDUSTRY AND ECONOMIC RISKS

Unfavorable economic and industry factors could adversely affect the Corporation’s business, operating results, or financial condition.

Workplace furnishings industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, business confidence, commercial construction, and office vacancy rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, measures taken to limit spread of COVID-19 have resulted in a significant decrease in worker attendance at their office location, and have fueled current work-from-home and hybrid work trends. Despite office re-entry in many markets, office occupancy levels remain below historic levels. Lower office occupancy levels have had and could continue to have an adverse impact on the demand for workplace furnishings.

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

Deteriorating economic conditions, which may be caused by uncertainties and volatility in the financial markets, rising or sustained inflation and interest rates, and potential economic recessions, could affect the Corporation’s business significantly, including reduced demand for products, insolvency of independent dealers resulting in increased provisions for credit losses, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of products, and decreased customer demand, including order delays or cancellations. In a recessionary economy, business confidence, service-sector employment, corporate cash flows, and residential and non-residential commercial construction often decrease, which typically leads to a decrease in demand for workplace furnishings and residential building products.

The workplace furnishings and residential building products industries are highly competitive and, as a result, the Corporation may not be successful in winning new business.

Both the workplace furnishings and residential building products industries are highly competitive. Many of the Corporation’s competitors in both industries offer similar products. Competitive factors include price, delivery and service, brand recognition, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers. In both industries, most of the top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders. The Corporation’s main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage, which could make it difficult to win new business.

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

Changes in industry dynamics, including demand and order patterns from customers, distribution changes, or the loss of a significant number of dealers, could adversely affect the Corporation’s business, operating results, or financial condition.

Consolidation among the Corporation’s customers may result in a smaller number of total customers, but an increase in large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in average selling prices. In addition, further consolidations may lead to fluctuations in revenue, increases in costs to meet demands of large customers, and pressure to accept onerous contract terms, and the Corporation’s business, financial condition, and operating results could be harmed.

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, wholesalers, and eCommerce channels. Within these distribution channels, there has been, and may continue to be, consolidation. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers. Some distribution partners may terminate their relationship with the Corporation at any time and for any reason. Loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the Corporation’s business, operating results, or financial condition.

In addition, individual dealers may not continue to be viable and profitable and may suffer from a lack of available credit. While the Corporation is not significantly dependent on any single dealer, if dealers go out of business or are restructured, the Corporation may suffer losses as the dealers may not be able to pay the Corporation for products previously delivered to them.

The loss of a dealer relationship could negatively affect the Corporation’s ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a substantial number of dealer relationships could cause significant difficulties in marketing and distributing the Corporation’s products, resulting in a decline in sales and/or impairment of the Corporation’s contract assets related to distribution agreements with the respective dealers.

Evolving trade policy between the United States and other countries may have an adverse effect on the Corporation’s business and results of operations.

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

Certain foreign governments have imposed tariffs on goods that their countries import from the United States. Changes in United States trade policy could result in one or more foreign governments adopting trade policies that make it more difficult or costly for the Corporation to do business in those countries.

The Corporation cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of products in the future, nor can the Corporation predict future trade policy or the terms of any renegotiated trade agreements and their impact on the business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy, which in turn could have a material adverse effect on the Corporation’s business, operating results, and financial condition.

The Corporation’s profitability may be adversely affected by increases in raw material and commodity costs as well as transportation and shipping challenges.

Fluctuations in the price and availability of commodities, raw materials, components, and finished goods could have an adverse effect on costs of sales, profitability, and ability to meet customers’ demand. The Corporation sources commodities, raw materials, components, and finished goods from domestic and international suppliers. From both domestic and international suppliers, the cost and availability of commodities, raw materials, components, and finished goods including steel, have been significantly affected in recent years by, among other things, changes in global supply and demand, the ongoing COVID-19 pandemic, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, inflationary forces, natural disasters, labor disputes, military action, terrorism, and political unrest or instability. These factors could lead to price volatility or supply interruptions in the future. Profit margins could be adversely affected if commodity, raw material, component, and finished good costs increase and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

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

STRATEGIC AND OPERATIONAL RISKS

If customers do not perceive the Corporation’s products and services to be of good value, the Corporation’s brand and name recognition and reputation could suffer.

The Corporation believes that establishing and maintaining good brand and name recognition and a good reputation is critical to its business. In certain parts of the market, promotion and enhancement of the Corporation’s name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing design-driven, innovative, and high-quality products and superior services. If customers do not perceive the Corporation’s products and services to be design-driven, innovative and of high quality, its reputation, brand and name recognition could suffer, which could have a material adverse effect on the Corporation’s business.

The Corporation’s efforts to introduce new products to meet customer and workplace demands may not be successful, which could limit sales growth or cause its sales to decline.

To meet the changing needs of customers and keep pace with market trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance, the Corporation regularly introduces new workplace furnishings and residential building products. The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors. The design and engineering of certain new products varies but can extend beyond a year; further time may be required to achieve client acceptance. The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high-quality products consistent with the Corporation’s image and customers’ needs. Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

The Corporation’s financial condition and results of operation have been and may continue to be adversely affected by COVID-19.

To date, the COVID-19 pandemic has caused, and is continuing to cause, economic disruption both globally and in the United States. Such economic disruption lowered demand for workplace furnishings, which demand has not fully recovered in the wake of business slowdowns, shutdowns, and other preventative measures implemented in 2020 and 2021. The initial and continuing disruption associated with the COVID-19 pandemic created a material negative impact on the Corporation’s business, sales, financial condition, and results of operations. Other continuing impacts of the COVID-19 pandemic may include, but are not limited to:

•labor shortages;
•adverse impacts to the Corporation’s supply chain, which may increase operating costs and result in supply disruptions; and
•impairment of independent dealers’, wholesalers’, and office product distributors’ ability to sell the Corporation’s products.

In addition, the impact of the COVID-19 pandemic on the Corporation’s members could adversely impact the Corporation’s sales and operations. At this point, the extent to which the COVID-19 pandemic will continue to impact the Corporation’s results is uncertain and depends on future developments, such as the emergence of variant strains of the virus, the continued effectiveness of vaccines and treatments, and office reentry trends in key markets. These future developments are uncertain, and could be material.

Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation’s production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, floods, and fires, could disrupt operations and likewise, the ability to produce or deliver products. Several of the Corporation’s production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River, and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the results of operations and business conditions. Further, several of the Corporation’s production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect operations and business conditions. Members are an integral part of the business and events including an epidemic such as COVID-19 have reduced, and could negatively impact, the availability of members reporting for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation’s computer system could adversely affect the ability to receive and process customers’ orders, procure materials, manufacture products and ship products on a timely basis, which could adversely affect relations with customers and potentially reduce customer orders or result in the loss of customers.

The Corporation’s business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory, supply chain, or technology changes), which could be widespread and unpredictable. These changes over time could affect the availability and cost of raw materials, commodities, and energy (including utilities), which in turn may impact the Corporation’s ability to procure goods or services required for the operation of the Corporation’s business at the quantities and levels the Corporation requires. Additionally, the Corporation has facilities located in areas that may be impacted by the physical risks of climate change, including flooding, and faces the risk of losses incurred as a result of physical damage to its facilities and inventory as well as business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing the Corporation’s products and delay shipments of products to customers. The Corporation uses natural gas, diesel fuel, gasoline and electricity in its operations, all of which could face increased regulation as a result of climate change or other environmental concerns. The increased prevalence of global climate issues may result in new regulations that negatively impact the Corporation, including regulations limiting emissions from, or restricting the use of wood, coal, natural gas, or other fuel sources in, fireplaces and heating appliances, which may impair the Corporation’s ability to market and sell those products. Any such events could have a material adverse effect on the Corporation’s costs or results of operations.

A continued shortage of qualified labor could negatively affect the Corporation’s business and materially reduce earnings.

The Corporation has experienced shortages of qualified labor across its operations. Outside suppliers that the Corporation relies upon have also experienced shortages of qualified labor. The success of the Corporation’s operations depends on its ability, and the ability of third parties upon which the Corporation relies, to identify, recruit, develop, and retain qualified and talented individuals in order to supply and deliver the Corporation’s products. A shortage of qualified labor could have a negative effect on the Corporation’s business. Member recruitment, development, and retention efforts may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease the Corporation’s ability to effectively produce workplace furnishings and residential building products and meet customer demand. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in the Corporation’s results of operations. A shortage of qualified labor in certain geographies, particularly with plant production workers, could result in increased costs from certain temporary wage actions, such as hiring and referral bonus programs. Such shortages for a prolonged period of time could have a material adverse effect on the Corporation’s operating results.

The Corporation’s failure to retain its existing management team, maintain its engineering, finance, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect the Corporation’s business.

The Corporation depends significantly on its executive officers and other key personnel. The Corporation’s success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities that meet customers’ changing needs. To do that, the Corporation must retain qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. The Corporation focuses on continuous training, motivation, and development of its members, and it strives to attract and retain qualified personnel. Failure to retain the Corporation’s executive officers and retain and attract other key personnel could adversely affect the Corporation’s business.

The Corporation’s strategy is partially based on growth through acquisitions or strategic alliances. Failure to properly identify, value, and manage acquisitions or alliances may negatively affect the Corporation’s business, results of operations and financial condition.

One of the Corporation’s growth strategies is to supplement its organic growth through acquisitions and strategic alliances, which may include transactions with other manufacturers of workplace furnishings and residential building products or distributors of workplace furnishings and residential building products. The Corporation may not be successful in identifying suitable acquisition or alliance opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions or alliances, or expanding into new markets or product categories. If the Corporation fails to effectively identify, value, consummate, or manage any acquired company, it may not realize the potential growth opportunities or achieve the financial results anticipated at the time of the acquisition or alliance. An acquisition or alliance could also adversely impact the Corporation’s operating performance or cash flow due to, among other things, the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, or acquisition expense. The Corporation’s ability to grow through future acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, the ability to compete effectively for these acquisition candidates, and the availability of capital to complete the acquisitions. Any potential acquisition may not be successful and could adversely affect the Corporation’s business, operating results, or financial condition.

The Corporation may not be able to successfully integrate and manage acquired businesses and alliances.

One of the Corporation’s growth strategies is to supplement its organic growth through acquisitions and strategic alliances. The benefits of acquisitions or alliances may take more time than expected to develop or integrate into operations. In addition, an acquisition or alliance may not perform as anticipated, be accretive to earnings, or prove to be beneficial to the Corporation’s operations and cash flow. Acquisitions and alliances involve a number of risks, including:

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

Goodwill and other intangible assets represent a significant amount of the Corporation’s total assets, and an impairment charge would adversely affect the Corporation’s financial results.

Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist. In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation’s goodwill or intangible assets to be impaired, the Corporation could be required to recognize additional non-cash impairment charges, which would adversely affect the results of operations. See "Note 6. Goodwill and Other Intangible Assets" for information on impairment charges.

Increasing healthcare costs could adversely affect the Corporation’s business, operating results, and financial condition.

The Corporation provides healthcare benefits to the majority of its members and is self-insured. Healthcare costs have continued to rise over time, which increases the annual spending on healthcare and could adversely affect the Corporation’s business, operating results, and financial condition.

The Corporation’s international operations expose it to risks related to conducting business in multiple jurisdictions outside the United States.

The Corporation manufactures, markets, and sells products in international markets.

The Corporation’s international sales and operations are subject to a number of additional risks, including:

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

•the failure of the Corporation’s compliance programs and internal training to prevent violations of the United States Foreign Corrupt Practices Act and similar anti-bribery laws;
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

These risks may be elevated given the current uncertainties around the impact of the global COVID-19 pandemic, ongoing disputes and increased tensions related to global trade, and complexities with foreign regulatory environments including the decreased ability of United States regulators to exercise oversight of subsidiaries of United States companies based in certain international jurisdictions.

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

Further, certain countries have complex regulatory systems that impose administrative and legal requirements, which make managing international operations more difficult, including approvals to transfer funds among certain countries. If the Corporation is unable to provide financial support to the international operations in a timely manner, its business, operating results, and financial condition could be adversely affected.

The Corporation periodically reviews foreign currency exposure and evaluates whether it should enter into hedging transactions. As of the date of this report and for the period presented, the Corporation has not utilized any currency hedging instruments.

The Corporation’s sales to the United States federal, state, and local governments are subject to uncertain future funding levels and federal, state, and local procurement laws and are governed by restrictive contract terms; any of these factors could limit current or future business.

The Corporation derives a portion of its revenue from sales to various United States federal, state, and local government agencies and departments. The ability to compete successfully for and retain business with the United States government, as well as with state and local governments, is highly dependent on cost-effective performance. This government business is highly sensitive to changes in procurement laws, national, international, state, and local public priorities, and budgets at all levels of government, which frequently experience downward pressure and are subject to uncertainty, including the potential for a temporary shutdown of the United States federal government.

The Corporation’s contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government. The United States government, as well as state and local governments, can typically terminate or modify their contracts either for their convenience or if the Corporation defaults by failing to perform under the terms of the applicable contract. A termination arising out of default could expose the Corporation to liability and impede its ability to compete in the future for contracts and orders with agencies and departments at all levels of government. Moreover, the Corporation is subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs. If the Corporation were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, it could be suspended or debarred from all further federal, state, or local government contracting.

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

The Corporation’s results of operations and earnings may not meet guidance or expectations.

The Corporation frequently provides public guidance on the expected results of operations for future periods. This guidance comprises forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in other public filings and public statements, and is based necessarily on assumptions made at the time the Corporation provides such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet its guidance or the expectations of investment analysts or if the Corporation reduces its guidance for future periods, the market price of its common stock could decline significantly.

LEGAL AND REGULATORY RISKS

The Corporation is subject to extensive environmental regulation and has exposure to potential environmental liabilities.

Through the past and present operation and ownership of manufacturing facilities and real property, the Corporation is subject to extensive and changing federal, state, and local environmental laws and regulations, both domestic and abroad, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. Compliance with environmental regulations has not had a material effect on capital expenditures, earnings, or competitive position to date; however, compliance with current laws or more stringent laws or regulations which may be imposed in the future, stricter interpretation of existing laws or discoveries of contamination at the Corporation’s real property sites which occurred prior to ownership, or the advent of environmental regulation may require additional expenditures in the future, some of which may be material.

Costs related to product defects could adversely affect the Corporation’s profitability.

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

Iowa law and provisions in the Corporation’s charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of its common stock.

The Corporation’s Articles of Incorporation give the Corporation’s Board of Directors ("Board") the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to common stock, thereby having a potentially adverse effect on the market price of the Corporation’s common stock.
The Board is divided into three classes. The Corporation’s classified Board, along with other provisions of the Corporation’s Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire the Corporation or remove the Corporation’s directors by means of a proxy contest, even if doing so would be beneficial to shareholders. Additionally, the Corporation may, in the future, adopt measures (such as a shareholder rights plan or "poison pill") that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by the shareholders.
An inability to protect the Corporation’s intellectual property could have a significant impact on the business.
The Corporation attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent, and other laws concerning proprietary rights, intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some countries, the Corporation has limited protections, if any, for its intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks, and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to the Corporation, and patents, copyrights, trademarks, or service marks may not be issued on pending or contemplated applications. In addition, not all of the Corporation’s products are covered by patents or similar intellectual property protections. It is also possible that patents, copyrights, trademarks, and service marks may be challenged, invalidated, canceled, narrowed, or circumvented.
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
The Corporation faces the risk of claims that it has infringed upon third parties’ intellectual property rights. Companies operating in the Corporation’s industry routinely seek patent protection for their product designs, and many of the principal competitors have large patent portfolios. Prior to launching major new products in the key markets, the Corporation normally evaluates existing intellectual property rights. However, competitors and suppliers may have filed for patent protection, which is not, at the time of the evaluation, a matter of public knowledge. The Corporation’s efforts to identify and avoid infringing upon third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause the Corporation to cease making, licensing, or using products that incorporate the challenged intellectual property, require the Corporation to redesign, re-engineer, or re-brand the products or packaging, if feasible, or require the Corporation to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
FINANCING RISKS
Restrictions imposed by the terms of the Corporation’s debt agreements limit the Corporation’s operating and financial flexibility.
The Corporation’s credit facility and other financing arrangements limit the ability of the Corporation to finance operations, service debt, or engage in other business activities that may be in its interests. Specifically, the debt agreements restrict its ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted, sell, lease, license, or dispose of certain assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. The debt agreements also require the Corporation to maintain certain financial covenants.

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

The Corporation’s capital requirements depend on many factors, including its need for capital improvements, tooling, research and development, and acquisitions. To the extent existing cash, available borrowings, and cash flows are insufficient to meet these requirements, the Corporation may need to raise additional funds through financings or curtail its growth and reduce the Corporation’s assets. Future borrowings or financings may not be available under the credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

Any equity or debt financing, if available, could have unfavorable terms. In addition, financings could result in dilution to shareholders or the securities may have rights, preferences, and privileges senior to those of the Corporation’s common stock. If the need for capital arises because of significant losses, the occurrence of these losses may make it more difficult to raise the necessary capital.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, conducting operations at locations throughout the United States as well as in India and Mexico, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 8.4 million square feet. Of this total, approximately 2.9 million square feet are leased.

Although the manufacturing facilities are of varying ages, the Corporation believes they are well maintained, equipped with modern and efficient machinery and tooling, in good operating condition, and suitable for the purposes for which they are being used. The Corporation has sufficient capacity to increase output at most locations by increasing the use of overtime or the number of production shifts employed.

The Corporation’s principal manufacturing and distribution facilities (100,000 square feet or larger in size) are as follows:

	Number of Facilities		Square Feet (in thousands)
Location	Workplace Furnishings	Residential Building Products	Owned	Leased
Muscatine, IA	6	—	2,211	—
Lake City, MN	—	2	342	—
Other U.S.	9	6	1,966	1,556
Outside U.S.	2	—	355	159

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

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about Executive Officers

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	50	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016
Steven M. Bradford	65	None	Senior Vice President, General Counsel and Secretary	2015
Marshall H. Bridges	53	None	Senior Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer (2017-2018)
B. Brandon Bullock	45	None	President, The HON Company	2018	Advanced Development and Innovation Leader, Whirlpool Corporation (2017-2018)
Jason D. Hagedorn	49	None	President, Allsteel, Inc.	2020	VP & GM, Product Strategy and Finance, HNI Corporation (2017-2020)
Jeffrey D. Lorenger	57	None	Chairman President and Chief Executive Officer	2020 2018	President, Office Furniture, HNI Corporation (2017-2018)
Donna D. Meade	57	None	Vice President, Member and Community Relations	2014

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI. As of December 31, 2022, the Corporation had approximately 5,804 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 75 percent of prior year earnings. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, provides for repurchase of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the fourth quarter of fiscal 2022, and no plans are expected to expire or terminate.

The Corporation did not repurchase any of its shares during the fourth quarter of 2022. As of December 31, 2022, $234.0 million was authorized and available for the repurchase of shares by the Corporation.

Item 6. [Reserved]

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

In 2022, the Corporation achieved solid gross and operating margin improvement and strong earnings growth, despite a weakening macroeconomic environment that drove softer demand, particularly in the second half of the year. Strong price realization in both reportable segments drove higher sales and helped the Corporation recover the unfavorable price-cost impact experienced in the prior year due to the rapid onset of material, freight, and labor cost inflation in 2021. In workplace furnishings, business simplification plans and capacity actions, including restructuring of an eCommerce business, the addition of a new manufacturing facility in Mexico, and the divestiture of Lamex, have favorably impacted margins and are expected to deliver improved segment profitability going forward. In residential building products, higher mortgage rates and macroeconomic concerns in 2022 have started to pressure volumes in this market, coming off several periods of historically strong sales and profit performance driven by COVID-19 pandemic-induced trends. However, the Corporation’s category-leading position and favorable housing demographics support the expectation of solid demand over the long-term in this segment. In spite of elevating economic pressures during the year, the Corporation maintained a solid balance sheet, which supported a strong level of investment in the business to allow for the continued execution of strategic initiatives.

Consolidated net sales for 2022 were $2.362 billion, an increase of 8.1 percent compared to net sales of $2.184 billion in the prior year. The change was driven by a 16.7 percent increase in the residential building products segment, and 3.6 percent year-over-year sales growth in the workplace furnishings segment. The acquisition of residential building products companies added incremental year-over-year sales of $43.7 million, and the divestiture of Lamex reduced year-over-year sales by $48.7 million. See "Note 4. Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for additional information.

Net income attributable to the Corporation in 2022 was $123.9 million compared to net income of $59.8 million in 2021. The increase was driven by favorable price-cost and a net gain on the sale of Lamex of $49.4 million, partially offset by reduced net productivity, higher investment spend, and increased expenses related to restructuring, impairment, and cost reduction initiatives.

In preparation for continued pressure from lower volumes heading into 2023, the Corporation initiated corporate-wide cost savings actions in third quarter 2022 that are estimated to save approximately $30 million on an annual basis.

Results of Operations

The following table presents certain results of operations:

	2022	2021	Change
Net sales	$2,361.8	$2,184.4	8.1%
Cost of sales	1,526.9	1,427.0	7.0%
Gross profit	834.9	757.4	10.2%
Selling and administrative expenses	723.4	665.6	8.7%
Gain on sale of subsidiary	(50.4)	—	100.0%
Restructuring and impairment charges	6.7	6.3	5.8%
Operating income	155.2	85.4	81.7%
Interest expense, net	8.8	7.2	23.0%
Income before income taxes	146.4	78.3	87.0%
Income tax expense	22.5	18.5	22.0%
Net loss attributable to non-controlling interest	(0.0)	(0.0)	(95.7)%
Net income attributable to HNI Corporation	$123.9	$59.8	107.1%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	35.4	34.7	70	bps
Selling and administrative expenses	30.6	30.5	10	bps
Gain on sale of subsidiary	2.1	—	210	bps
Restructuring and impairment charges	0.3	0.3	0	bps
Operating income	6.6	3.9	270	bps
Income tax expense	1.0	0.8	20	bps
Net income attributable to HNI Corporation	5.2	2.7	250	bps

Net Sales

Consolidated net sales for 2022 increased 8.1 percent compared to the prior year. The change was driven by price realization in both the residential building products and workplace furnishings segments, along with higher residential building products volume, partially offset by lower volume in the workplace furnishings segment. The lower workplace volume was primarily driven by restructuring of an eCommerce business, which resulted in unfavorable year-over-year sales impact of approximately 5 percent. Also affecting the year-over-year sales comparison was a $48.7 million unfavorable impact from the sale of Lamex, and a $43.7 million favorable impact from acquiring residential building products businesses.

Gross Profit

Gross profit as a percentage of net sales increased 70 basis points in 2022 compared to 2021, primarily driven by favorable price-cost, which was partially offset by operational investments and reduced net productivity. Favorable price-cost was attributable to the Corporation’s ability to implement price increases in response to recent inflationary pressures which have driven up the cost of labor, materials and transportation.

Selling and Administrative Expenses

Selling and administrative expenses ("SG&A") as a percentage of net sales increased 10 basis points in 2022 compared to 2021, driven by lower workplace furnishings volume, higher freight costs, and increased investment spend, partially offset by price realization.

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

Gain on Sale of Subsidiary

In the current year, the Corporation recorded a pre-tax gain of $50.4 million as a result of the divestiture of Lamex in July 2022.

Restructuring and Impairment Charges

In the current year and prior year, the Corporation recorded restructuring and impairment charges primarily related to efforts to drive business simplification and improve long-term profitability in the workplace furnishings segment, including the restructuring of an eCommerce business. Charges include:

	2022	2021
Cost of sales - restructuring charges	$8.8	$7.6
Restructuring and impairment charges	$6.7	$6.3

Refer to "Note 6. Goodwill and Other Intangible Assets" and "Note 17. Restructuring and Impairment Charges" in the Notes to Consolidated Financial Statements for further information regarding restructuring and impairment charges.

Operating Income

For 2022, operating income as a percentage of net sales increased 270 basis points compared to 2021. The increase was driven by favorable price-cost and gain on the sale of Lamex, partially offset by reduced net productivity and higher investment spend.

Interest Expense, Net

Interest expense, net was $8.8 million and $7.2 million in 2022 and 2021, respectively. The increase was driven by increased borrowings during 2022 and higher interest rates on the Corporation’s variable-rate revolving credit facility.

Income Taxes

The following table summarizes the Corporation’s income tax provision:

	2022	2021
Income before income taxes	$146.4	$78.3
Income tax expense	$22.5	$18.5
Effective tax rate	15.4%	23.6%

The income tax provision reflects a lower rate in 2022 compared to 2021, primarily due to the sale of the Lamex business in July 2022. This transaction created valuation adjustment tax benefits related to existing deferred tax assets, as well as basis differences, which significantly reduced the Corporation’s full year effective tax rate. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $123.9 million or $2.94 per diluted share in 2022 compared to $59.8 million or $1.36 per diluted share in 2021.

Comparison of Fiscal Year Ended January 1, 2022 with the Fiscal Year Ended January 2, 2021

To review commentary for the consolidated and segment-level results of operations comparison of the fiscal year ended January 1, 2022 with the fiscal year ended January 2, 2021, please refer to Item 7 of the Corporation’s Form 10-K filed March 1, 2022 with the Securities and Exchange Commission.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	2022	2021	Change
Net sales	$1,486.2	$1,434.0	3.6%
Operating profit (loss)	$3.4	$(0.5)	734.6%
Operating profit (loss) %	0.2%	(0.0)%	20	bps

Net sales in 2022 for the workplace furnishings segment increased 3.6 percent compared to 2021. The impact of the sale of Lamex in the third quarter of 2022 decreased net sales by $48.7 million compared to prior year. Aside from this item, segment sales were up 7.3 percent, primarily driven by price realization across most customer segments along with volume growth in the international and small and medium-sized business customer segments, partially offset by lower eCommerce and contract customer volume. The contract customer business was negatively affected by macroeconomic uncertainty which impacted return-to-office plans and investments by large corporate customers. Lower eCommerce volume was due to the previously announced restructuring of an eCommerce business, and had an unfavorable impact of approximately 8 percent on workplace furnishings year-over-year sales.

Operating profit as a percentage of net sales increased 20 basis points in 2022 compared to 2021, driven by favorable price-cost and improved mix, partially offset by increased investments, reduced net productivity, and lower volume.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	2022	2021	Change
Net sales	$875.6	$750.4	16.7%
Operating profit	$158.7	$141.9	11.9%
Operating profit %	18.1%	18.9%	-80	bps

Net sales in 2022 for the residential building products segment increased 16.7 percent compared to 2021, driven by price realization and volume growth in both the new construction and existing home channels. Included in the 2022 sales results was a $43.7 million favorable impact from acquiring residential building products companies.

Operating profit as a percentage of net sales decreased 80 basis points in 2022 compared to 2021. The decrease was driven by the impact of acquisitions, higher SG&A, and reduced net productivity, partially offset by favorable price-cost and higher volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $19.5 million at the end of 2022, compared to $53.7 million at the end of 2021. These funds, coupled with cash flow from future operations, borrowing capacity under the Corporation’s existing credit agreement, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full $400 million of borrowing capacity available under the revolving credit facility, which includes the $89 million currently outstanding, and maintain compliance with applicable covenants. As of the end of 2022, $1.1 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, it could result in additional foreign withholding and state tax expense to the Corporation. The Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Cash Flow – Operating Activities
Operating activities were a source of $81.2 million of cash in 2022, compared to a source of $131.6 million cash in 2021. The lower cash generation compared to the prior year was primarily due to changes in working capital. Changes in working capital balances resulted in a $72.7 million use of cash in 2022 compared to a $34.4 million use of cash in the prior year. As demand moderated toward the end of 2022, and a company-wide cost savings initiative was put into place, the Corporation’s accounts payable and accrued expense balances were reduced, resulting in a net use of cash.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory. Management believes recorded trade receivable valuation allowances at the end of 2022 are adequate to cover the risk of potential bad debts. Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.5 percent and 1.2 percent at the end of 2022 and 2021, respectively. The Corporation’s inventory turns were 8.4 and 8.9 for 2022 and 2021, respectively.

Cash Flow – Investing Activities
Capital expenditures, including capitalized software, were $68.4 million in 2022 and $66.5 million in 2021. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology. The Corporation anticipates capital expenditures for 2023 in an estimated range of $60 million to $70 million.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. In the second quarter 2022, this facility was amended and the maturity extended until June 2027 with a revised maximum borrowing capacity of $400 million. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. See "Note 7. Debt" in the Notes to Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows:

	2022	2021
Dividends per common share	$1.270	$1.235

The last quarterly dividend increase was from $0.31 to $0.32 per common share effective with the June 8, 2022 dividend payment for shareholders of record at the close of business on May 27, 2022. The average dividend payout percentage for the most recent three-year period has been 75 percent of prior year earnings or 28 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation-related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized $200 million on May 17, 2022, for repurchases of the Corporation’s common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements for further information.

Sales of Stock - The Corporation records cash flows received from the sale of its common stock held in treasury, primarily in connection with stock option exercises and the HNI Corporation Members’ Stock Purchase Plan. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" and "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

Cash Requirements

As of December 31, 2022, the Corporation has the following obligations and commitments to make future payments:

Purchase Obligations - The Corporation’s purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase. Estimated purchase obligations total $149 million during 2023 and $4 million thereafter.

Debt - Debt principal obligations are approximately $1 million during 2023, and $189 million thereafter. Interest obligations from debt are estimated to be approximately $9 million during 2023 and $31 million thereafter. Refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements for additional information.

Deferred Compensation - Deferred compensation obligations, which include both cash and Corporation stock, are expected to be approximately $0.5 million during 2023 and $6.6 million thereafter. Refer to "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for additional information.

Post-Retirement Benefit Plan - Post-retirement benefit plan payments are expected to be approximately $1 million during 2023 and $11 million in aggregate from 2024 through 2031. Refer to "Note 13. Post-Retirement Health Care" in the Notes to Consolidated Financial Statements for additional information.

Operating and Finance Leases - Operating and finance lease obligations are expected to be approximately $27 million during 2023 and $94 million thereafter. In addition the Corporation has approximately $65 million in commitments related to leases which have been signed but not commenced as of the end of 2022; these commitments primarily relate to a manufacturing facility under construction. Refer to "Note 14. Leases" in the Notes to Consolidated Financial Statements for additional information.

Other Obligations - Other long-term obligations of approximately $10 million are primarily comprised of uncertain tax and put option liabilities. Additionally, in 2022 the Corporation entered into a long-term commitment to purchase solar energy from a local utility to satisfy a portion of the Corporation’s electricity demand in the Muscatine, IA area. The project is currently estimated to commence in 2025 with the Corporation’s future commitment approximating $13 million. For the Corporations’s estimated future obligations related to product warranties and self-insured liabilities, refer to "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

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

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive, with estimated liabilities of $23.8 million and $26.3 million as of December 31, 2022 and January 1, 2022, respectively, included in the Consolidated Balance Sheets. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages.

The Corporation’s policy is to accrue amounts in accordance with the actuarial determined liabilities. The actuarial valuations are based on historical and current factors such as cost experience, claim frequency, and demographic information, along with certain assumptions about future events including legal actions, medical cost inflation, the number or severity of claims, and the magnitude and change of actual experience development. No changes were made to the methodologies utilized to estimate self-insurance reserves in 2022. While the recorded amounts are sensitive to the assumptions and factors described herein, management believes that such assumptions and actuarial methods used to determine self-insurance reserves are reasonable and provide an appropriate basis for estimating the liabilities. However, inherent uncertainty due to variability in the facts and circumstances of individual claims, as well as the length of time from incurrence of claims to final settlement, may result in the Corporation’s ultimate exposure differing significantly from what is currently estimated.

As of December 31, 2022, the Corporation’s self-insurance reserve was accrued within an actuarial determined range, which accounts for the subjective nature of the estimate. The span of the current range is approximately $6 million.

Recently Issued Accounting Standards Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 enhances transparency of supplier finance programs by requiring disclosure of key terms, amounts outstanding, a rollforward of outstanding amounts, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for the Corporation in the first quarter of fiscal 2023. While this guidance will not impact the financial condition, results of operations, or cash flows of the Corporation, management is currently evaluating the impact on the notes to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements. Interest rate risk arises from variable interest debt obligations. The Corporation terminated its existing interest rate swap agreement during 2022, and does not currently have any interest rate swap agreements or other derivative instruments in place.

As of December 31, 2022, the Corporation had $89 million of debt outstanding under the Corporation’s $400 million revolving credit facility, which bore variable interest based on the Secured Overnight Financing Rate ("SOFR") and is subject to market risk from interest rate fluctuations. The Corporation may utilize additional borrowings over the course of the year, which will be subject to the variable borrowings rate as defined. Based on the Corporation’s variable-rate debt balance outstanding at December 31, 2022, a hypothetical 100 basis point change in the applicable interest rates would not have a material impact on the interest expense incurred by the Corporation.

For information related to the Corporation’s long-term debt, refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements. For information related to the Corporation’s interest rate swap activity, refer to "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation currently does not have significant foreign currency exposure.

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations. The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning. The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas. All of these materials are impacted increasingly by global market conditions. The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Periodically margins are negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices. The Corporation believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as a risk to the business.

Item 8.  Financial Statements and Supplementary Data

The financial statements listed under Item 15(a)(1) and (2) are filed as part of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2022, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in "Item 15. Exhibits, Financial Statement Schedules" of this report under the headings "Management Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, and management’s annual report is incorporated herein by reference.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 17, 2023 (the "2023 Proxy Statement") is incorporated herein by reference. For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2023 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The information under the caption "Code of Ethics" of the 2023 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2023 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Beneficial Ownership of the Corporation’s Stock" and "Equity Compensation Plan Information" of the 2023 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2023 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Corporation’s independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information under the caption "Audit and Non-Audit Fees" of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation’s 2022 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(3.1)	Amended and Restated Articles of Incorporation of HNI Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010)
(3.2)	Amended and Restated By-laws of HNI Corporation, effective May 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2021)
(4.1)	Description of Securities of HNI Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)
(10.1)
Fourth Amended and Restated Credit Agreement, dated as of June 14, 2022, by and among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2022)

(10.2)
Note Purchase Agreement, dated May 31, 2018, among HNI Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018)

(10.3)	Guaranty Agreement, dated May 31, 2018, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2018)
(10.4)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.5)
Amended form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2018)*

(10.6)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed May 9, 2017)*
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

(10.10)
Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.11)	Form of HNI Corporation Change In Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2018)*
(10.12)	Form of HNI Corporation Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007)*
(10.13)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 22, 2010)*

(10.14)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.15)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.16)	HNI Corporation Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.17)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.18)	HNI Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.19)
Form of HNI Corporation Directors Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.20)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.21)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.22)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2021*

(10.23)	HNI Corporation 2021 Stock-Based Compensation Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement filed on April 12, 2021)*
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

(10.27)	Separation Agreement between HNI Corporation and Kurt Tjaden (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022)*

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(24)	Powers of Attorney (included on the signatures page of this Annual Report on Form 10-K)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
(101)	The following materials from HNI Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements
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

HNI Corporation

Date: February 28, 2023	By:	/s/ Jeffrey D. Lorenger
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

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	February 28, 2023
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 28, 2023
Marshall H. Bridges

/s/ Mary A. Bell	Director	February 28, 2023
Mary A. Bell

/s/ Miguel M. Calado	Director	February 28, 2023
Miguel M. Calado

/s/ Cheryl A. Francis	Lead Director	February 28, 2023
Cheryl A. Francis

/s/ Patrick D. Hallinan	Director	February 28, 2023
Patrick D. Hallinan

/s/ John R. Hartnett	Director	February 28, 2023
John R. Hartnett

/s/ Mary K. W. Jones	Director	February 28, 2023
Mary K. W. Jones

/s/ Larry B. Porcellato	Director	February 28, 2023
Larry B. Porcellato

/s/ Dhanusha Sivajee	Director	February 28, 2023
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	February 28, 2023
Abbie J. Smith

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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 31, 2022, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Workers’ compensation and product liabilities
As discussed in Note 2 to the consolidated financial statements, the Company reported general, auto, product, and workers’ compensation liabilities of $23.8 million. The Company is primarily self-insured and actuarial valuations are used to determine the liabilities. Those valuations are based in part on certain assumptions about legal actions and the magnitude of change in actual experience development.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the development of workers' compensation and product liabilities. Specifically, this included controls over the Company’s review of the methods and assumptions used to determine the liabilities. We confirmed with the Company’s legal counsel about the likelihood and magnitude of outstanding claims and legal actions. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

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
Chicago, Illinois
February 28, 2023

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In millions, except per share data)

	2022	2021	2020
Net sales	$2,361.8	$2,184.4	$1,955.4
Cost of sales	1,526.9	1,427.0	1,234.2
Gross profit	834.9	757.4	721.1
Selling and administrative expenses	723.4	665.6	620.9
Gain on sale of subsidiary	(50.4)	—	—
Restructuring and impairment charges	6.7	6.3	38.8
Operating income	155.2	85.4	61.4
Interest expense, net	8.8	7.2	7.0
Income before income taxes	146.4	78.3	54.4
Income tax expense	22.5	18.5	12.5
Net income	123.9	59.8	41.9
Less: Net income (loss) attributable to non-controlling interest	(0.0)	(0.0)	0.0
Net income attributable to HNI Corporation	$123.9	$59.8	$41.9

Average number of common shares outstanding – basic	41.7	43.4	42.7
Net income attributable to HNI Corporation per common share – basic	$2.97	$1.38	$0.98
Average number of common shares outstanding – diluted	42.2	44.0	43.0
Net income attributable to HNI Corporation per common share – diluted	$2.94	$1.36	$0.98

Foreign currency translation adjustments	$(5.7)	$0.4	$1.8
Change in unrealized gains (losses) on marketable securities, net of tax	(0.7)	(0.3)	0.3
Change in pension and post-retirement liability, net of tax	4.3	1.2	(0.9)
Change in derivative financial instruments, net of tax	0.8	1.0	(2.3)
Other comprehensive income (loss), net of tax	(1.3)	2.4	(1.1)
Comprehensive income	122.6	62.2	40.8
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.0)	(0.0)	0.0
Comprehensive income attributable to HNI Corporation	$122.6	$62.2	$40.8

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions)

	December 31, 2022	January 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$17.4	$52.3
Short-term investments	2.0	1.4
Receivables	218.4	240.0
Allowance for doubtful accounts	(3.2)	(2.8)
Inventories, net	180.1	181.6
Prepaid expenses and other current assets	54.4	51.1
Total Current Assets	469.2	523.5

Property, Plant, and Equipment:
Land and land improvements	30.8	30.9
Buildings	275.4	294.5
Machinery and equipment	602.6	593.6
Construction in progress	34.2	29.7
	942.9	948.7
Less accumulated depreciation	(590.3)	(581.9)
Net Property, Plant, and Equipment	352.5	366.8

Right-of-use - Finance Leases	11.4	10.2
Right-of-use - Operating Leases	88.4	82.9

Goodwill and Other Intangible Assets, net	439.8	471.5

Other Assets	53.2	43.1

Total Assets	$1,414.5	$1,497.9

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions, except par value)

	December 31, 2022	January 1, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$367.7	$473.8
Current maturities of debt	1.3	3.2
Current maturities of other long-term obligations	2.1	3.9
Current lease obligations - Finance	3.7	2.8
Current lease obligations - Operating	20.3	22.8
Total Current Liabilities	395.1	506.4

Long-Term Debt	188.8	174.6

Long-Term Lease Obligations - Finance	7.7	7.4
Long-Term Lease Obligations - Operating	78.9	63.8

Other Long-Term Liabilities	66.3	80.7

Deferred Income Taxes	61.0	75.0

Equity:
HNI Corporation shareholders’ equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2.0 million shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200.0 million shares, outstanding:
December 31, 2022 - 41.4 million shares; January 1, 2022 - 42.6 million shares	41.4	42.6

Additional paid-in capital	49.1	39.2
Retained earnings	534.0	514.6
Accumulated other comprehensive loss	(8.0)	(6.8)
Total HNI Corporation shareholders’ equity	616.5	589.6

Non-controlling interest	0.3	0.3

Total Equity	616.8	590.0

Total Liabilities and Equity	$1,414.5	$1,497.9

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In millions, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2019	$42.6	$19.8	$529.7	$(8.1)	$0.3	$584.4
Comprehensive income:
Net income	—	—	41.9	—	0.0	41.9
Other comprehensive income (loss), net of tax	—	—	—	(1.1)	—	(1.1)
Impact of new accounting standard related to credit losses	—	—	(0.1)	—	—	(0.1)
Dividends payable	—	—	(0.2)	—	—	(0.2)
Cash dividends; $1.220 per share	—	—	(52.1)	—	—	(52.1)
Common shares – treasury:
Shares purchased	(0.2)	(5.0)	(1.2)	—	—	(6.4)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	23.8	—	—	—	24.4
Balance, January 2, 2021	$42.9	$38.7	$518.0	$(9.2)	$0.3	$590.7
Comprehensive income:
Net income (loss)	—	—	59.8	—	(0.0)	59.8
Other comprehensive income (loss), net of tax	—	—	—	2.4	—	2.4
Dividends payable	—	—	(1.0)	—	—	(1.0)
Cash dividends; $1.235 per share	—	—	(53.7)	—	—	(53.7)
Common shares – treasury:
Shares purchased	(1.5)	(50.4)	(8.5)	—	—	(60.4)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.2	51.0	—	—	—	52.2
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	123.9	—	(0.0)	123.9
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $1.270 per share	—	—	(53.0)	—	—	(53.0)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	21.0	—	—	—	21.5
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In millions)

	2022	2021	2020
Net Cash Flows From (To) Operating Activities:
Net income	$123.9	$59.8	$41.9
Non-cash items included in net income:
Depreciation and amortization	84.2	83.1	77.7
Other post-retirement and post-employment benefits	1.3	1.3	1.5
Stock-based compensation	9.0	12.9	7.8
Deferred income taxes	(15.3)	(0.4)	(12.0)
Restructuring and impairment charges	6.2	5.8	39.6
Gain on sale of subsidiary	(50.4)	—	—
Other – net	2.7	4.0	3.1
Net increase (decrease) in cash from operating assets and liabilities	(72.7)	(34.4)	47.2
Increase (decrease) in other liabilities	(7.7)	(0.5)	7.7
Net cash flows from (to) operating activities	81.2	131.6	214.5

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(60.0)	(53.5)	(32.3)
Acquisition spending, net of cash acquired	(11.4)	(44.6)	(58.3)
Capitalized software	(8.4)	(13.1)	(9.5)
Purchase of investments	(2.8)	(3.4)	(4.2)
Sales or maturities of investments	2.3	3.3	3.6
Proceeds from sale of subsidiary, net of cash divested	69.5	—	—
Other – net	0.0	0.2	0.3
Net cash flows from (to) investing activities	(10.7)	(111.0)	(100.4)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(401.6)	(2.6)	(83.2)
Proceeds from debt	413.9	5.0	83.3
Dividends paid	(53.2)	(53.8)	(52.1)
Purchase of HNI Corporation common stock	(65.2)	(59.2)	(6.8)
Proceeds from sales of HNI Corporation common stock	4.7	31.1	8.1
Other – net	(4.0)	(5.1)	0.6
Net cash flows from (to) financing activities	(105.4)	(84.5)	(50.1)

Net increase (decrease) in cash and cash equivalents	(34.8)	(63.9)	64.0
Cash and cash equivalents at beginning of period	52.3	116.1	52.1
Cash and cash equivalents at end of period	$17.4	$52.3	$116.1

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022

Note 1. Nature of Operations

HNI Corporation with its subsidiaries (the "Corporation") is a provider of workplace furnishings and residential building products. Refer to "Note 16. Reportable Segment Information" in the Notes to Consolidated Financial Statements for further information. Workplace furnishings products include furniture systems, seating, storage, tables, and architectural products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets. The Corporation’s products are marketed predominantly in the United States and Canada. The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Caribbean, Latin America, and Mexico. The Corporation also manufactures and markets office furniture in India. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2022 ended on December 31, 2022, fiscal year 2021 ended on January 1, 2022, and fiscal year 2020 ended on January 2, 2021. The financial statements for fiscal years 2022 and 2021 are on a 52-week basis, while 2020 is on a 53-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts. The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months. The Corporation has short-term investments with maturities of less than one year, as well as investments with maturities between one and five years. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The specific identification method is used to determine realized gains and losses on the trade date. The Corporation’s equity investment consists of an investment in a private entity and is carried at cost, as it does not have a readily determinable fair value.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows:

	December 31, 2022			January 1, 2022
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$2.0	$10.8	$—	$1.4	$11.9
Equity investment	—	—	1.5	—	—	2.5
Cash and money market accounts	17.4	—	—	52.3	—	—
Total	$17.4	$2.0	$12.3	$52.3	$1.4	$14.4

The following table summarizes the amortized cost basis of the debt securities:

	December 31, 2022	January 1, 2022
Amortized cost basis of debt securities	$13.7	$13.2

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities. Immaterial amounts of accrued interest receivable related to the Corporation’s portfolio are recorded in "Prepaid expenses and other current assets".

Receivables
Trade receivables are recorded at amortized cost, net of an allowance for doubtful accounts. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. In the third quarter of 2022 the Corporation adjusted its method of determining the allowance for doubtful accounts in response to increased macroeconomic uncertainty. The impact of this adjustment was not material to the consolidated financial statements. The following table summarizes the change in the allowance for doubtful accounts:

	Balance at beginning of period	Current provision and adjustments	Amounts written off	Recoveries and other	Divestiture of business	Balance at end of period
Year ended December 31, 2022	$2.8	$1.7	$(1.0)	$0.2	$(0.5)	$3.2
Year ended January 1, 2022	$5.5	$(0.9)	$(1.9)	$0.1	$—	$2.8
Year ended January 2, 2021	$3.6	$3.6	$(1.7)	$0.0	$—	$5.5

Inventories
The Corporation’s residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following:

	December 31, 2022	January 1, 2022
Finished products	$121.0	$137.2
Materials and work in process	112.8	92.0
Last-in, first-out ("LIFO") allowance	(53.7)	(47.6)
Total inventories, net	$180.1	$181.6

Inventory valued by the LIFO costing method	91%	84%

There were no material liquidations of previously established LIFO layers in 2022 or 2021. If only the FIFO method had been in use, inventories would have been $53.7 million and $47.6 million higher than reported as of December 31, 2022 and January 1, 2022, respectively. The increase in the LIFO allowance from prior year end was primarily attributed to an increase in units on hand.

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $14.9 million and $19.9 million as of December 31, 2022, and January 1, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value. The year-over-year decrease was primarily due to inventory liquidations at an eCommerce business in the workplace furnishings segment.

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

Total depreciation expense was as follows:

	2022	2021	2020
Depreciation expense	$53.3	$53.0	$53.4

Long-Lived Assets
The Corporation evaluates long-lived assets, including definite-lived intangible assets, for indicators of impairment as events or changes in circumstances occur indicating that an impairment risk may be present. The judgments regarding the existence of impairment are based on business and market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value.

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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows:

	December 31, 2022	January 1, 2022
Trade accounts payable	$165.3	$233.8
Compensation	47.1	55.4
Profit sharing and retirement	11.6	22.9
Accrued marketing programs	31.3	31.5
Accrued freight	12.5	19.1
Customer deposits	27.3	27.2
Other accrued expenses	72.6	83.9
	$367.7	$473.8

Product Warranties
The Corporation issues certain warranty policies on its workplace furnishings and residential building products that provide for repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials, or workmanship. The duration of warranty policies on the Corporation’s products varies based on the type of product. Allowances have been established for the anticipated future costs associated with the Corporation’s warranty programs.

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the allowance.

Activity associated with warranty obligations was as follows:

	2022	2021	2020
Balance at beginning of period	$16.0	$16.1	$15.9
Accruals for warranties issued during period	9.3	7.7	9.4
Adjustments related to pre-existing warranties	(1.1)	(0.2)	0.1
Settlements made during the period	(9.4)	(7.6)	(9.3)
Balance at end of period	$14.8	$16.0	$16.1

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities", respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	December 31, 2022	January 1, 2022
Current - in the next twelve months	$5.4	$5.4
Long-term - beyond one year	9.4	10.6
	$14.8	$16.0

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

Significant Judgments - The amount of consideration the Corporation receives and revenue recognized varies with changes in rebate and marketing program incentives, as well as early pay discounts, offered to customers. The Corporation uses significant judgment throughout the year in estimating the reduction in net sales driven by variable consideration for rebate and marketing programs. Judgments made include expected sales levels and utilization of funds. However, this judgment factor is significantly reduced at the end of each year when sales volumes and the impact to rebate and marketing programs are known and recorded as the programs typically end near the Corporation’s fiscal year end.

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

•The Corporation applies the practical expedient which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Corporation’s contracts are typically less than one year in length, consideration will not be adjusted.
•The Corporation’s backlog orders are typically cancellable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation elected the practical expedient not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a few months.

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

Research and Development Costs
Research and development costs relating to development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include salaries, contractor fees, prototype costs, and administrative fees. The amounts charged against income and recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income were as follows:

	2022	2021	2020
Research and development costs	$47.8	$39.4	$35.3

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows:

	2022	2021	2020
Freight expense	$142.0	$118.2	$98.4

The increase in freight expense from prior year was driven by diesel inflation and higher carrier rates.

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

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under stock options, restricted stock units, and common stock equivalents under the Corporation’s deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	2022	2021	2020
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$123.9	$59.8	$41.9
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	41.7	43.4	42.7
Potentially dilutive shares from stock-based compensation plans	0.5	0.5	0.3
Denominator for diluted EPS	42.2	44.0	43.0
Earnings per share – basic	$2.97	$1.38	$0.98
Earnings per share – diluted	$2.94	$1.36	$0.98

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	2022	2021	2020
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.0	1.6	3.1

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

Self-Insurance
The Corporation is primarily self-insured for general, auto, and product liability, workers’ compensation, and certain employee health benefits. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages. The general, auto, product, and workers’ compensation liabilities are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows:

	December 31, 2022	January 1, 2022
Current - "Accounts payable and accrued expenses"	$5.2	$5.8
Non-current - "Other Long-Term Liabilities"	18.6	20.5
Total general, auto, product, and workers’ compensation liabilities	$23.8	$26.3

The preceding table excludes self-insured member health benefits liabilities of $7.2 million and $5.9 million as of December 31, 2022 and January 1, 2022, respectively.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	2022	2021	2020
Systems and storage	$889.6	$833.2	$741.2
Seating	473.7	481.7	489.3
Other	123.0	119.0	135.2
Total workplace furnishings	1,486.2	1,434.0	1,365.7

Residential building products	875.6	750.4	589.7
	$2,361.8	$2,184.4	$1,955.4

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

	December 31, 2022	January 1, 2022
Trade receivables (1)	$218.4	$240.0
Contract assets (current) (2)	$2.9	$1.5
Contract assets (long-term) (3)	$29.8	$18.2
Contract liabilities - Customer deposits (4)	$27.3	$27.2
Contract liabilities - Accrued rebate and marketing programs (4)	$31.3	$31.5

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended December 31, 2022 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$15.9	$—
Reclassification of contract assets to contra-revenue	(2.9)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(115.7)
Contract liabilities paid	—	116.0
Cash received in advance and not recognized as revenue	—	(144.9)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	137.2
Impact of divestiture of business	—	7.6
Net change	$13.0	$0.1

Changes in contract asset and contract liability balances during the year ended January 1, 2022 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$17.3	$—
Reclassification of contract assets to contra-revenue	(0.9)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(121.7)
Contract liabilities paid	—	122.1
Cash received in advance and not recognized as revenue	—	(115.2)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	109.9
Impact of business combination	—	(0.8)
Net change	$16.4	$(5.6)

The increase in contract assets in 2022 and 2021 is due to payments made in connection with multi-year distribution agreements in the workplace furnishings segment.

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended December 31, 2022 that was included in the January 1, 2022 contract liabilities balance was $26.7 million. The amount of revenue recognized during the year ended January 1, 2022 that was included in the January 2, 2021 contract liabilities balance was $21.1 million.

Note 4. Acquisitions and Divestitures

In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex office furniture business ("Lamex"), which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd, a leading manufacturer and provider of office furniture in Japan and across Asia, for approximately $75 million plus standard post-closing working capital adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale in the current year of $50.4 million that included transaction-related expenses of approximately $6 million as well as a cumulative foreign currency translation benefit of $3.3 million that was reclassified from accumulated other comprehensive income.

The assets and liabilities of Lamex which were disposed of in conjunction with the sale are as follows:

As of July 20, 2022
Assets:
Cash and cash equivalents	$5.5
Receivables	20.1
Allowance for doubtful accounts	(0.5)
Inventories, net	6.9
Prepaid expenses and other current assets	6.4
Buildings	6.2
Machinery and equipment	25.9
Accumulated depreciation	(17.0)
Right-of-use - Operating Leases	5.8
Goodwill and Other Intangible Assets, net	10.9
Total Assets	$70.4

Liabilities:
Accounts payable and accrued expenses	$36.1
Current lease obligations - Operating	1.7
Long-Term Lease Obligations - Operating	4.9
Deferred Income Taxes	0.1
Total Liabilities	$42.7

In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligns with the Corporation’s vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The preliminary purchase price allocation includes $7.6 million of goodwill, which include immaterial purchase price adjustments made during third and fourth quarter of 2022. The remaining assets and liabilities acquired were not material to the consolidated financial statements. The Corporation expects to finalize the allocation of the purchase price during 2023.

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

In October 2021, the Corporation acquired Trinity Hearth & Home ("Trinity"), an installing fireplace distributor in the Dallas/Fort Worth area, for approximately $31 million. This transaction, which aligns with the Corporation’s vertical integration strategy in the residential building products market and provides a hub to better serve customers in the rapidly growing Southwest region, was structured as an asset acquisition and was consummated entirely in cash.

The assets and liabilities of Trinity, OGC, and Dickerson are included in the Corporation’s residential building products segment. The related goodwill, which is expected to be tax deductible, is assigned to the residential building products reporting unit.

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

As a result of further review and refinement, measurement period adjustments were recorded in the first quarter of 2022 which decreased Trinity’s inventory acquired by $0.2 million and increased goodwill related to both acquisitions by $0.9 million in the aggregate. Additionally, the aggregate purchase price of the deals increased by $0.8 million as a result of post-closing working capital settlements. There were no measurement period adjustments recorded after the first quarter of 2022, and the purchase accounting for the Trinity and OGC acquisitions was complete as of July 2, 2022.

All acquisitions above were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Note 5. Supplemental Cash Flow Information

The Corporation’s cash payments for interest, income taxes, and non-cash investing and financing activities are as follows :

	2022	2021	2020
Cash paid for:
Interest	$9.2	$7.6	$7.5
Income taxes	$31.1	$26.4	$31.4
Changes in accrued expenses due to:
Purchases of property and equipment	$1.4	$0.2	$6.4
Purchases of capitalized software	$(1.4)	$0.0	$0.2

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following:

	December 31, 2022	January 1, 2022
Goodwill, net	$305.9	$297.3
Definite-lived intangible assets, net	118.4	147.6
Indefinite-lived intangible assets	15.5	26.5
Total goodwill and other intangible assets, net	$439.8	$471.5

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 2, 2021
Goodwill	$168.5	$197.0	$365.5
Accumulated impairment losses	(72.9)	(0.1)	(73.0)
Net goodwill balance as of January 2, 2021	$95.6	$196.8	$292.4

Goodwill acquired / measurement period adjustments	(6.2)	16.9	10.7
Impairment losses	(5.8)	—	(5.8)

Balance as of January 1, 2022
Goodwill	162.3	213.8	376.1
Accumulated impairment losses	(78.6)	(0.1)	(78.8)
Net goodwill balance as of January 1, 2022	$83.6	$213.7	$297.3

Goodwill acquired (disposed) / measurement period adjustments	(13.6)	8.6	(5.0)
Accumulated impairment losses disposed	13.6	—	13.6

Balance as of December 31, 2022
Goodwill	148.7	222.4	371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	$83.6	$222.3	$305.9

In 2022, goodwill and accumulated impairment losses were disposed of in conjunction with the retirement of the Maxon brand and the sale of Lamex. See "Note 4. Acquisitions and Divestitures" for additional information on transactions that resulted in changes in goodwill in the current year.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Corporation’s Consolidated Balance Sheets:

	December 31, 2022			January 1, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$194.4	$122.5	$71.9	$196.8	$102.1	$94.7
Trademarks and trade names	14.3	5.9	8.4	14.3	4.6	9.7
Customer lists and other	80.2	42.1	38.1	109.6	66.4	43.3
Net definite-lived intangible assets	$288.8	$170.4	$118.4	$320.7	$173.0	$147.6

The decrease in the gross balance of definite-lived intangible assets during the current year was primarily due to the sale of Lamex and the disposal of its fully amortized assets. The decrease in accumulated amortization related to the Lamex sale was partially offset by normal amortization expense.

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows:

	2022	2021	2020
Capitalized software	$24.4	$23.6	$19.3
Other definite-lived intangibles	$6.5	$6.5	$5.0

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

	2023	2024	2025	2026	2027
Amortization expense	$25.7	$22.5	$20.2	$16.8	$11.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets:

	December 31, 2022	January 1, 2022
Trademarks and trade names	$15.5	$26.5

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

The Corporation elected to perform a qualitative assessment for purposes of its annual goodwill impairment testing in 2022. Based on this assessment, management concluded that for the majority of reporting units it was more likely than not that the fair value of each reporting unit was greater than its carrying value. For a small workplace furnishings reporting unit, management concluded that a quantitative assessment was required, which resulted in no identified impairment.

For the quantitative goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approach. Projections used in the impairment model reflected management’s assumptions regarding revenue growth rates, economic and market trends, cost structure, investments required in support of strategic initiatives, and other expectations about the anticipated short-term and long-term operating results of the reporting unit. As a result of the impairment testing the reporting unit, which has goodwill of $33.6 million, was determined to have a fair value that exceeded carrying value by a reasonable margin. For this reporting unit, the corporation assumed a discount rate of 14 percent, near-term growth rates ranging from 4 percent to 12 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in a $5 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in a $3 million decrease in the estimated fair value of the reporting unit. If there was both a 100 basis point decrease in the terminal growth rate and a 100 basis point increase to the discount rate, the estimated fair value of the reporting unit would still exceed the carrying value.

The Corporation also elected to perform a qualitative assessment for purposes of its annual impairment testing for certain indefinite-lived intangible assets in 2022. Based on this assessment, management concluded that it was more likely than not that the fair value of the respective assets was greater than carrying value. Quantitative impairment testing was performed for the remaining indefinite-lived intangible assets, with no impairments identified. Additionally, there were no material impairments identified with respect to long-lived assets in 2022.

Note 7. Debt

Debt is as follows:

	December 31, 2022	January 1, 2022
Revolving credit facility with interest at a variable rate (December 31, 2022 - 5.6%; January 1, 2022 - 1.1%)	$89.1	$75.0
Fixed rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	1.3	3.2
Deferred debt issuance costs	(0.3)	(0.4)
Total debt	190.1	177.8
Less: Current maturities	1.3	3.2
Long-term debt	$188.8	$174.6

Aggregate maturities of debt are as follows:

	2023	2024	2025	2026	2027	Thereafter
Maturities of debt	$1.3	$—	$50.0	$—	$89.1	$50.0

The carrying value of the Corporation’s outstanding variable-rate, long-term debt obligations at December 31, 2022 was $89 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $99 million at December 31, 2022.

As of December 31, 2022, the Corporation’s revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, with a scheduled maturity of June 2027. The Corporation deferred the debt issuance costs related to the credit agreement, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.3 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.2 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 31, 2022, there was $89 million outstanding under the $400 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $311 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of December 31, 2022, the debt issuance costs balance of $0.3 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of December 31, 2022, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows:

	2022	2021	2020
Current:
Federal	$29.8	$14.1	$18.4
State	8.3	4.0	6.0
Foreign	0.3	0.8	0.1
Current provision	38.5	18.8	24.5
Deferred:
Federal	(13.1)	(0.7)	(9.1)
State	(2.8)	0.4	(2.4)
Foreign	0.0	(0.1)	(0.6)
Deferred provision	(15.9)	(0.4)	(12.1)
Total income tax expense	$22.5	$18.5	$12.5

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows:

	2022	2021	2020
Federal statutory tax expense	$30.7	$16.4	$11.4
State taxes, net of federal tax effect	5.6	3.7	2.4
Credit for research activities	(4.2)	(4.0)	(3.9)
Valuation allowance	(7.1)	(0.2)	1.3
Goodwill impairment	—	0.1	1.5
Executive compensation limitation	1.4	1.2	0.5
Sale of foreign subsidiary	(4.2)	—	—
Other – net	0.3	1.2	(0.7)
Total income tax expense	$22.5	$18.5	$12.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

	December 31, 2022	January 1, 2022
Deferred Taxes
Allowance for doubtful accounts	$0.7	$0.5
Compensation	7.2	7.3
Inventory differences	1.2	3.1
Stock-based compensation	7.9	7.9
Accrued post-retirement benefit obligations	4.4	5.7
Vacation accrual	3.9	3.2
Warranty accrual	4.2	4.4
Tax loss and tax credit carryforwards	5.8	10.2
Capital loss carryforward	0.1	2.1
Lease liability	27.3	23.4
Payroll deferral	—	2.1
Research and development capitalization	16.3	—
Other	2.6	8.0
Total deferred tax assets	$81.7	$77.9
Deferred income	(5.6)	(5.0)
Goodwill and other intangible assets	(48.1)	(49.7)
Prepaid expenses	(6.6)	(6.5)
Right of use asset	(24.7)	(23.1)
Tax over book depreciation	(53.0)	(56.6)
Total deferred tax liabilities	$(137.9)	$(141.0)
Valuation allowance	(4.2)	(11.3)
Total net deferred tax liabilities	$(60.4)	$(74.3)

Long-term net deferred tax assets	0.7	0.7
Long-term net deferred tax liabilities	(61.0)	(75.0)
Total net deferred tax liabilities	$(60.4)	$(74.3)

The valuation allowance, which primarily relates to foreign deferred tax assets, is as follows:

	Balance at beginning of period	Charged to expenses	Balance at end of period
Year ended December 31, 2022	$11.3	$(7.1)	$4.2
Year ended January 1, 2022	$11.5	$(0.2)	$11.3
Year ended January 2, 2021	$10.3	$1.3	$11.5

The current year net decrease in the valuation allowance of $7.1 million primarily relates to the sale of Lamex in July 2022. This transaction created tax benefits for valuation adjustments related to existing deferred tax assets, as well as basis differences.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Balance at beginning of period	$2.2	$2.2
Increases in positions taken in a prior period	—	0.1
New positions taken in a current period	0.5	0.6
Decrease due to lapse of statute of limitations	(0.5)	(0.7)
Balance at end of period	$2.2	$2.2

As of December 31, 2022, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date. These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation. It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods. The expenses and liabilities recorded for interest and penalties as of and for the years ended December 31, 2022 and January 1, 2022 are immaterial.

Tax years 2019 through 2021 remain open for examination by the Internal Revenue Service ("IRS"). Tax years 2018 through 2021 remain open for examination in various state and foreign jurisdictions. The Corporation is not currently under federal examination. The Corporation is currently under examination in certain states in which the outcome is expected to be immaterial.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 31, 2022
Cash and cash equivalents (including money market funds) (1)	$17.4	$17.4	$—	$—
Government securities (2)	$5.6	$—	$5.6	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (4)	$(4.7)	$—	$(4.7)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)

Balance as of January 1, 2022
Cash and cash equivalents (including money market funds) (1)	$52.3	$52.3	$—	$—
Government securities (2)	$5.5	$—	$5.5	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Derivative financial instruments - liability (3)	$(1.0)	$—	$(1.0)	$—
Deferred stock-based compensation (4)	$(8.1)	$—	$(8.1)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)

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

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2019	$(2.9)	$0.1	$(5.8)	$0.5	$(8.1)
Other comprehensive income (loss) before reclassifications	1.4	0.4	(1.5)	(3.2)	(2.9)
Tax (expense) or benefit	—	(0.1)	0.3	0.8	1.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.4	(0.0)	0.2	0.2	0.8
Balance as of January 2, 2021	$(1.1)	$0.4	$(6.7)	$(1.8)	$(9.2)
Other comprehensive income (loss) before reclassifications	0.4	(0.3)	1.2	0.4	1.7
Tax (expense) or benefit	—	0.1	(0.3)	(0.1)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.0)	0.3	0.7	1.1
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(2.4)	(0.9)	5.3	1.1	3.2
Tax (expense) or benefit	—	0.2	(1.3)	(0.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.3)	(0.0)	0.2	(0.0)	(3.1)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
In April 2022, the Corporation terminated its interest rate swap agreement and received cash proceeds of $0.4 million, the fair value of the swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Consolidated Statements of Cash Flows. The $0.4 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and will be amortized to interest expense through April 2023, the remaining term of the original interest rate swap agreement.

The following table details the reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2022	2021	2020
Derivative financial instruments
Interest rate swap	Interest expense, net	$0.1	$(1.0)	$(0.3)
	Income tax expense	(0.0)	0.2	0.1
Unrealized gains on debt securities
Gain on sale of debt securities	Selling and administrative expenses	0.0	0.0	0.0
	Income tax expense	(0.0)	(0.0)	(0.0)
Pension and post-retirement liabilities
Amortization of loss	Selling and administrative expenses	(0.3)	(0.5)	(0.3)
	Income tax expense	0.1	0.1	0.1
Foreign currency translation
Lamex divestiture	Gain on sale of subsidiary	3.3	—	—
Foreign entity reorganization	Selling and administrative expenses	—	—	(0.4)
	Net of tax	$3.1	$(1.1)	$(0.8)
Amounts in parentheses indicate reductions to profit.

Director Plan
In May 2017, the Corporation registered 0.3 million shares of its common stock under its 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan"). The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation, and awards of Corporation common stock. The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Shares of common stock issued under the Director Plan in 2022, 2021, and 2020, were 32 thousand, 25 thousand, and 38 thousand, respectively.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	2022	2021	2020
Dividends per common shares	$1.27	$1.24	$1.22

Members’ Stock Purchase Plan
During 2017, shareholders approved the HNI Corporation Members’ Stock Purchase Plan (the "2017 MSPP"). Under the 2017 MSPP, 0.8 million shares of common stock were registered for issuance to participating members. Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year. The price of the stock purchased under the MSPP is 85 percent of the closing price on the exercise date. No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year. Shares of common stock issued under the MSPP in 2022, 2021, and 2020, were 88 thousand, 68 thousand, and 93 thousand, respectively. The following table provides the average price per share issued under the MSPP:

	2022	2021	2020
Average price per share	$26.50	$34.49	$25.30

An additional 0.3 million shares were available for issuance under the 2017 MSPP as of December 31, 2022.

Change in Control
The Corporation has entered into change in control employment agreements with certain officers. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board is composed of persons not recommended by at least three-fourths of the incumbent Board, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution. Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans. If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President, and Chief Executive Officer) annual salary and the average of the prior two years’ bonuses.

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation:

	2022	2021	2020
Shares repurchased	1.7	1.5	0.2
Average price per share	$38.11	$39.89	$29.83

Cash purchase price	$(63.9)	$(60.4)	$(6.4)
Purchases unsettled as of year end	—	1.3	—
Prior year purchases settled in current year	(1.3)	—	(0.4)
Shares repurchased per cash flow	$(65.2)	$(59.2)	$(6.8)

As of December 31, 2022, approximately $234.0 million of the Board’s current repurchase authorization remained unspent.

Note 11. Stock-Based Compensation

Under the Corporation’s 2021 Stock-Based Compensation Plan (the "2021 Plan"), the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to key personnel. Upon shareholder approval of the 2021 Plan in May 2021, no future awards were granted under the Corporation’s 2017 Stock-Based Compensation Plan (the "2017 Plan" and together with the 2021 Plan, the "Plans"), but all outstanding awards previously granted under the 2017 Plan shall remain outstanding in accordance with their terms. As of December 31, 2022, there were approximately 2.6 million shares available for future issuance under the Plans. The Plans are administered by the Human Resources and Compensation Committee of the Board. Forms of awards issued under the Plans include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both financial performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

RSUs awarded prior to 2020 generally cliff-vest after three years, while RSUs awarded starting in 2020 generally vest ratably over three years. PSUs were awarded starting in 2020, and generally vest at the end of a three year period, subject to a performance metric based on the Corporation’s cumulative profitability during the period. PSUs and RSUs awarded starting in 2020 generally accrue cash dividends during the vesting periods, with payment made when earned shares are distributed to participants. Stock options awarded to members must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees’ requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to PSUs is periodically adjusted for the probable number of shares to be awarded at the end of the three year performance period.

Compensation cost charged against operations for the Plans and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements was as follows:

	2022	2021	2020
Compensation cost	$9.0	$12.9	$7.8

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows:

	2022	2021	2020
Income tax benefit	$2.0	$3.1	$1.9

RSUs
The following table summarizes the changes in RSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 28, 2019	22	$38.41
Granted	174	36.78
Vested	(7)	40.77
Forfeited	(6)	37.50
Nonvested as of January 2, 2021	182	$36.80
Granted	430	37.02
Vested	(63)	37.09
Forfeited	(5)	32.90
Nonvested as of January 1, 2022	545	$36.98
Granted	164	43.05
Vested	(141)	36.99
Forfeited	(32)	37.75
Nonvested as of December 31, 2022	535	$38.79

As of December 31, 2022, there was $4.5 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 0.7 years. The total value of shares vested was as follows:

	2022	2021	2020
Value of shares vested	$5.2	$2.3	$0.3

PSUs
The following table summarizes the changes in PSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 28, 2019	—	$—
Granted	157	37.64
Forfeited	(9)	38.08
Nonvested as of January 2, 2021	148	$37.62
Granted	164	36.99
Forfeited	(2)	37.61
Nonvested as of January 1, 2022	309	$37.29
Granted	143	43.67
Forfeited	(24)	39.60
Nonvested as of December 31, 2022	428	$39.29

As of December 31, 2022, there was $2.3 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 0.9 years. Additionally, based on the Corporation’s cumulative financial results for years 2020 through 2022, no stock units are expected to be issued in connection with PSUs granted in 2020. Accordingly, the cumulative expense recorded for these PSUs since original grant date was adjusted to zero in the current year.

Stock Options
Stock-based compensation expense related to stock options was estimated on the date of grant using the Black-Scholes option-pricing model with various assumptions. Expected volatilities were based on historical volatility as the Corporation does not expect that future volatility over the expected term of the options is likely to differ from the past. The Corporation used a calculation method based on the historical daily frequency for a period of time equal to the expected term. The Corporation used the current dividend yield as there are no plans to substantially increase or decrease its dividends. The Corporation used historical exercise experience to determine the expected term. The risk-free interest rate was selected based on yields from treasury securities as published by the Federal Reserve equal to the expected term of the options. The amount of stock-based compensation expense recognized during a period is also based on the portion of the stock options that are ultimately expected to vest. The Corporation estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

There were no stock options granted in 2022, 2021, or 2020.

The following table summarizes the changes in outstanding stock options (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 28, 2019	3,223	$39.24
Exercised	(189)	29.24
Forfeited or Expired	(28)	42.38
Outstanding as of January 2, 2021	3,006	$39.84
Exercised	(815)	35.04
Forfeited or Expired	(1)	39.77
Outstanding as of January 1, 2022	2,191	$41.62
Exercised	(64)	33.35
Forfeited or Expired	(8)	42.65
Outstanding as of December 31, 2022	2,119	$41.86

A summary of the Corporation’s non-vested stock options and changes during the year are presented below (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2022	956	$9.79
Vested	(485)	9.71
Forfeited	(3)	9.88
Nonvested as of December 31, 2022	469	$9.87

As of December 31, 2022, there was $0.1 million of unrecognized compensation cost related to stock option awards, which the Corporation expects to recognize over a weighted-average period of 0.1 years.

Information about stock options expected to vest or currently exercisable is as follows (shares in thousands, per share amounts in dollars):

	December 31, 2022
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value
Expected to vest	466	$39.74	6.1	$0.0
Exercisable	1,650	$42.46	3.8	$0.0

Other information for the last three years is as follows:

	2022	2021	2020
Total fair value of options vested	$4.7	$3.3	$3.6
Total intrinsic value of options exercised	$0.5	$5.4	$1.5
Cash received from exercise of stock options	$2.1	$28.5	$5.5
Tax benefit realized from exercise of stock options	$0.1	$1.0	$0.4

Deferred Compensation
The following table details deferred compensation, which is a combination of cash and stock, and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented:

	December 31, 2022	January 1, 2022
Current maturities of other long-term obligations	$0.5	$1.5
Other long-term liabilities	6.6	9.0
Total deferred compensation	$7.0	$10.5

Total fair-market value of deferred compensation	$4.7	$8.1

Note 12. Retirement Benefits

The Corporation has a defined contribution retirement plan covering substantially all members.

The Corporation’s contribution to the plan is based on member eligible earnings and/or member contributions. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. The following table reconciles the annual contributions:

	2022	2021	2020
Stock contribution	$5.1	$7.1	$6.9
Cash contribution	25.1	17.8	19.9
Total annual contribution	$30.1	$25.0	$26.8

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

The following table sets forth the activity and reporting location of the benefit obligation and plan assets:

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$23.3	$23.4
Service cost	0.6	0.6
Interest cost	0.6	0.5
Benefits paid	(1.1)	(1.1)
Actuarial gain	(6.0)	(0.2)
Benefit obligation at end of year	$17.3	$23.3
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1.1	1.1
Transferred out	—	—
Benefits paid	(1.1)	(1.1)
Fair value at end of year	$—	$—
Funded Status of Plan	$(17.3)	$(23.3)

Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$1.2	$1.1
Non-current liabilities	$16.2	$22.1

Change in Accumulated Other Comprehensive Income (Loss) (before tax):
Amount disclosed at beginning of year	$3.3	$3.7
Actuarial gain	(6.0)	(0.2)
Amortization of transition amount	(0.1)	(0.2)
Amount disclosed at end of year	$(2.8)	$3.3

Estimated future benefit payments are as follows:

Fiscal 2023	$1.2
Fiscal 2024	$1.1
Fiscal 2025	$1.1
Fiscal 2026	$1.1
Fiscal 2027	$1.2
Fiscal 2028 - 2032	$6.5

Expected contributions are as follows:

Fiscal 2023	$1.2

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2022	2021	2020
Discount rate	5.2%	2.8%	2.4%
The decrease in the benefit obligation as of the end of 2022 was primarily due to the higher discount rate.

Note 14. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. As of December 31, 2022, approximately 85 percent of the value of the Corporation’s leased assets is for real estate. The remaining 15 percent of the value of the Corporation’s leased assets is for equipment.

As the rates implicit in its leases cannot be readily determined, the Corporation estimates secured incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. The Corporation uses separate discount rates for its United States operations and international operations.

Certain real estate leases include one or more options to renew with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at the Corporation’s sole discretion. Certain real estate leases include an option to terminate the lease term earlier than the specified lease term for a fee. These options are not included as part of the lease term unless they are reasonably certain to be exercised.

Many of the Corporation’s real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. While not significant, certain equipment leases have variable lease payments based on machine hours and certain real estate leases have rate changes based on the Consumer Price Index. The Corporation’s lease agreements do not contain any material residual value guarantees.

The Corporation has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

On occasion, the Corporation rents or subleases certain real estate to third parties. This sublease portfolio consists mainly of operating leases for office furniture showrooms and is not significant.

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following:

	Classification	2022	2021	2020
Operating lease costs
Fixed	Cost of sales	$2.9	$2.3	$1.8
	Selling and administrative expenses	22.7	23.1	25.4
Short-term / variable	Cost of sales	1.3	1.0	0.4
	Selling and administrative expenses	1.5	0.7	1.8
Finance lease costs
Amortization	Cost of sales	1.2	0.9	0.5
	Selling and administrative, and interest expense	2.5	1.9	0.3
Less: Sublease income
	Cost of sales	0.0	(0.2)	—
	Selling and administrative expenses	(0.3)	(0.3)	(0.1)
Total lease costs		$31.9	$29.4	$30.0

Maturity of lease liabilities as of December 31, 2022 is as follows:

	Operating Leases (a)	Finance Leases (b)	Total
2023	$22.8	$4.0	$26.8
2024	21.3	3.6	24.9
2025	20.3	3.2	23.5
2026	15.8	1.0	16.8
2027	11.4	0.1	11.5
Thereafter	17.6	—	17.6
Total lease payments	109.3	11.9	121.2
Less: Interest	(10.1)	(0.5)	(10.6)
Present value of lease liabilities	$99.2	$11.4	$110.6

(a)At this time there are no operating lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $62.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced, which are excluded from operating lease liabilities. These amounts primarily relate to a manufacturing facility under construction. See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.
(b)At this time there are no finance lease options to extend lease terms that are reasonably certain of being exercised. Currently the Corporation has $2.4 million of legally binding minimum lease payments for finance leases signed but not yet commenced, which are excluded from finance lease liabilities.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of December 31, 2022:

	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term (years)
Operating leases	3.3%	5.6
Finance leases	2.6%	3.3

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities:

	2022	2021	2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$22.6	$24.7	$31.5
Financing cash flows from finance leases	$3.3	$2.7	$0.7
Leased assets obtained in exchange for new operating / finance lease liabilities	$39.2	$49.3	$27.3

Note 15. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $27 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker’s acceptances to guarantee certain payments to overseas suppliers; as of December 31, 2022, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $12 million as of December 31, 2022. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $60 million of legally binding minimum payments over the approximate 15-year term of the agreement. The facility is currently under construction, and is not under the Corporation’s control. The contractual payments and lease accounting are expected to commence in 2023 when construction of the facility is complete.

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

The aggregated workplace furnishings segment manufactures and markets a broad line of commercial and home office furniture which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, and social collaborative items. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

Reportable segment data reconciled to the Corporation’s consolidated financial statements was as follows:

	2022	2021	2020
Net Sales:
Workplace furnishings	$1,486.2	$1,434.0	$1,365.7
Residential building products	875.6	750.4	589.7
Total	$2,361.8	$2,184.4	$1,955.4

Income (Loss) Before Income Taxes:
Workplace furnishings	$3.4	$(0.5)	$(5.0)
Residential building products	158.7	141.9	109.3
General corporate	(57.3)	(55.9)	(43.0)
Gain on sale of subsidiary	50.4	—	—
Operating income	155.2	85.4	61.4
Interest expense, net	8.8	7.2	7.0
Total	$146.4	$78.3	$54.4

Depreciation and Amortization Expense:
Workplace furnishings	$45.7	$47.8	$44.6
Residential building products	12.6	10.0	9.4
General corporate	25.9	25.3	23.7
Total	$84.2	$83.1	$77.7

Capital Expenditures (including capitalized software):
Workplace furnishings	$40.4	$34.8	$24.2
Residential building products	16.2	16.1	8.2
General corporate	11.7	15.6	9.4
Total	$68.4	$66.5	$41.8

Identifiable Assets:
Workplace furnishings	$761.5	$809.0	$762.8
Residential building products	493.0	479.5	381.6
General corporate	160.0	209.5	273.7
Total	$1,414.5	$1,497.9	$1,418.0

Note 17. Restructuring and Impairment

Restructuring costs in 2022 and 2021 relate to business simplification and capacity expansion actions, including restructuring of a workplace furnishings eCommerce brand and start up costs at a manufacturing facility in Mexico.

Restructuring and impairment charges were as follows:

	Classification	2022	2021	2020
Workplace Furnishings
Inventory valuation	Cost of sales	$8.1	$7.4	$—
Facility set-up costs	Cost of sales	0.7	0.2	—

Long-lived asset disposal and impairment	Restructuring and impairment charges	5.2	—	—
Severance	Restructuring and impairment charges	0.5	0.2	—
Goodwill and intangible asset impairment	Restructuring and impairment charges	—	5.8	38.8

General Corporate
Severance	Restructuring and impairment charges	—	0.3	—
Investment impairment	Restructuring and impairment charges	1.0	—	—
Total		$15.5	$14.0	$38.8

As of December 31, 2022 and January 1, 2022, accrued restructuring expenses of $0.5 million and $0.5 million, respectively, were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Cash payments made for restructuring costs in both 2022 and 2021 related to the business simplification and capacity expansion actions described above were not significant, and any future costs connected to these current initiatives are not expected to be material.