Form 10-Q
period 2023-04-01
HNI CORP
filed 2023-05-09
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	April 1, 2023	41,699,265

HNI Corporation and Subsidiaries
Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended April 1, 2023 and April 2, 2022	3

	Condensed Consolidated Balance Sheets - April 1, 2023 and December 31, 2022	4

	Condensed Consolidated Statements of Equity - Three Months Ended April 1, 2023 and April 2, 2022	6

	Condensed Consolidated Statements of Cash Flows - Three Months Ended April 1, 2023 and April 2, 2022	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities - None	-

Item 4.	Mine Safety Disclosures - Not Applicable	-

Item 5.	Other Information - None	-

Item 6.	Exhibits	34

Signatures		35

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022

Net sales	$479.1	$572.3
Cost of sales	304.8	375.4
Gross profit	174.3	196.9
Selling and administrative expenses	167.9	176.5
Operating income	6.4	20.4
Interest expense, net	2.7	2.0
Income before income taxes	3.8	18.5
Income taxes	2.2	4.3
Net income	1.6	14.2
Less: Net loss attributable to non-controlling interest	(0.0)	(0.0)
Net income attributable to HNI Corporation	$1.6	$14.2

Average number of common shares outstanding – basic	41.5	42.4
Net income attributable to HNI Corporation per common share – basic	$0.04	$0.33
Average number of common shares outstanding – diluted	42.1	43.1
Net income attributable to HNI Corporation per common share – diluted	$0.04	$0.33

Foreign currency translation adjustments	$0.1	$(0.6)
Change in unrealized gains (losses) on marketable securities, net of tax	0.2	(0.4)
Change in derivative financial instruments, net of tax	(0.1)	0.9
Other comprehensive income (loss), net of tax	0.1	(0.1)
Comprehensive income	1.7	14.1
Less: Comprehensive loss attributable to non-controlling interest	(0.0)	(0.0)
Comprehensive income attributable to HNI Corporation	$1.7	$14.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	April 1, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$16.8	$17.4
Short-term investments	2.0	2.0
Receivables	190.9	218.4
Allowance for doubtful accounts	(3.4)	(3.2)
Inventories, net	191.1	180.1
Prepaid expenses and other current assets	49.8	54.4
Total Current Assets	447.1	469.2

Property, Plant, and Equipment:
Land and land improvements	30.7	30.8
Buildings	278.3	275.4
Machinery and equipment	607.3	602.6
Construction in progress	39.8	34.2
	956.2	942.9
Less: Accumulated depreciation	(601.4)	(590.3)
Net Property, Plant, and Equipment	354.8	352.5

Right-of-use Finance Leases	10.9	11.4
Right-of-use Operating Leases	84.8	88.4

Goodwill and Other Intangible Assets, net	432.6	439.8

Other Assets	52.6	53.2

Total Assets	$1,382.8	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	April 1, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$326.3	$367.7
Current maturities of debt	1.6	1.3
Current maturities of other long-term obligations	2.7	2.1
Current lease obligations - Finance	3.8	3.7
Current lease obligations - Operating	18.3	20.3
Total Current Liabilities	352.6	395.1

Long-Term Debt	206.3	188.8

Long-Term Lease Obligations - Finance	7.1	7.7

Long-Term Lease Obligations - Operating	75.6	78.9

Other Long-Term Liabilities	67.6	66.3

Deferred Income Taxes	60.4	61.0

Total Liabilities	769.7	797.7

Equity:
HNI Corporation shareholders’ equity	612.8	616.5
Non-controlling interest	0.3	0.3
Total Equity	613.2	616.8

Total Liabilities and Equity	$1,382.8	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - April 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	1.6	—	(0.0)	1.6
Other comprehensive income (loss), net of tax	—	—	—	0.1	—	0.1
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(13.3)	—	—	(13.3)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.3	8.0	—	—	—	8.3
Balance, April 1, 2023	$41.7	$57.1	$522.0	$(7.9)	$0.3	$613.2

	Three Months Ended - April 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	14.2	—	(0.0)	14.2
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Dividends payable	—	—	(0.1)	—	—	(0.1)
Cash dividends; $0.31 per share	—	—	(13.1)	—	—	(13.1)
Common shares – treasury:
Shares purchased	(0.6)	(8.5)	(14.9)	—	—	(23.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.4	14.7	—	—	—	15.0
Balance, April 2, 2022	$42.4	$45.4	$500.8	$(6.8)	$0.3	$582.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Cash Flows From (To) Operating Activities:
Net income	$1.6	$14.2
Non-cash items included in net income:
Depreciation and amortization	20.1	21.1
Other post-retirement and post-employment benefits	0.3	0.3
Stock-based compensation	4.5	5.6
Deferred income taxes	(0.6)	(1.2)
Other – net	0.6	(0.9)
Net decrease in cash from operating assets and liabilities	(10.5)	(74.4)
Increase (decrease) in other liabilities	1.4	(3.7)
Net cash flows from (to) operating activities	17.3	(39.0)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(19.9)	(15.1)
Capitalized software	(0.2)	(3.1)
Acquisition spending, net of cash acquired	—	(1.7)
Purchase of investments	(1.6)	(1.0)
Sales or maturities of investments	1.5	0.7
Other – net	0.1	—
Net cash flows from (to) investing activities	(20.0)	(20.2)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(77.8)	(100.5)
Proceeds from debt	97.1	165.8
Dividends paid	(13.7)	(13.4)
Purchase of HNI Corporation common stock	—	(25.2)
Proceeds from sales of HNI Corporation common stock	0.6	2.7
Other – net	(4.0)	0.8
Net cash flows from (to) financing activities	2.1	30.3

Net decrease in cash and cash equivalents	(0.6)	(28.8)
Cash and cash equivalents at beginning of period	17.4	52.3
Cash and cash equivalents at end of period	$16.8	$23.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended April 1, 2023, are not necessarily indicative of the results expected for the fiscal year ending December 30, 2023. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation’s (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain reclassifications have been made within the interim financial information to conform to the current presentation. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Systems and storage	$182.3	$207.9
Seating	93.5	110.2
Other	23.9	35.0
Total workplace furnishings	299.6	353.1

Residential building products	179.4	219.2
Net sales	$479.1	$572.3

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

Contract assets and contract liabilities were as follows:

	April 1, 2023	December 31, 2022
Trade receivables (1)	$190.9	$218.4
Contract assets (current) (2)	$2.9	$2.9
Contract assets (long-term) (3)	$28.9	$29.8
Contract liabilities - Customer deposits (4)	$25.4	$27.3
Contract liabilities - Accrued rebate and marketing programs (4)	$23.7	$31.3

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.3 million as of December 31, 2022, of which, $12.0 million was recognized as revenue in the first three months of 2023.

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

The Corporation’s backlog orders are typically cancellable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a few months.

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

Note 3. Acquisitions and Divestitures

Planned Acquisition
On March 7, 2023, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Kimball International, Inc. ("Kimball") for cash and stock currently valued at approximately $455 million. The Merger Agreement provides for the Corporation to acquire all outstanding shares of Kimball, resulting in Kimball becoming a wholly owned subsidiary of the Corporation. Under the terms of the Merger Agreement, holders of Kimball’s outstanding common stock will receive $9.00 in cash and 0.1301 shares of the Corporation’s common stock for each share of Kimball’s common stock. Immediately following the close of the transaction, Kimball shareholders are expected to own approximately 10 percent of the combined company. The transaction has been unanimously approved by the Boards of Directors of both companies and is expected to close by mid-2023, subject to the approval of Kimball shareholders, the receipt of required regulatory approval, and the satisfaction of other customary closing conditions. In the first quarter of 2023, the Corporation incurred acquisition-related expenses of $3.4 million that are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income.

Acquisition
In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligns with the Corporation’s vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The preliminary purchase price allocation includes $7.6 million of goodwill, which includes the impact of immaterial purchase adjustments made during the current quarter. The remaining assets and liabilities acquired were not material to the consolidated financial statements. The purchase accounting remains open as of April 1, 2023 and will be finalized in the second quarter of 2023. The acquisition was accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Divestiture
In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex office furniture business ("Lamex"), which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd, a leading manufacturer and provider of office furniture in Japan and across Asia, for approximately $75 million plus standard post-closing working capital adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale in the second half of 2022 of $50.4 million that included transaction-related expenses of approximately $6 million as well as a cumulative foreign currency translation benefit of $3.3 million that was reclassified from accumulated other comprehensive income.

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

Note 4.  Inventories

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

	April 1, 2023	December 31, 2022

Finished products, net	$138.2	$121.0
Materials and work in process, net	106.5	112.8
LIFO allowance	(53.7)	(53.7)
Total inventories, net	$191.1	$180.1

Inventory valued by the LIFO costing method	91%	91%

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $16.6 million and $14.9 million as of April 1, 2023 and December 31, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	April 1, 2023	December 31, 2022
Goodwill, net	$305.9	$305.9
Definite-lived intangible assets, net	111.2	118.4
Indefinite-lived intangible assets	15.5	15.5
Total goodwill and other intangible assets, net	$432.6	$439.8

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 31, 2022
Goodwill	$148.7	$222.4	$371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	83.6	222.3	305.9

Balance as of April 1, 2023
Goodwill	148.7	222.4	371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of April 1, 2023	$83.6	$222.3	$305.9

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	April 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$194.1	$127.9	$66.2	$194.4	$122.5	$71.9
Trademarks and trade names	14.3	6.2	8.0	14.3	5.9	8.4
Customer lists and other	80.2	43.2	37.0	80.2	42.1	38.1
Net definite-lived intangible assets	$288.5	$177.4	$111.2	$288.8	$170.4	$118.4

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Capitalized software	$5.5	$6.1
Other definite-lived intangibles	$1.5	$1.6

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2023	2024	2025	2026	2027
Amortization expense	$25.9	$22.8	$20.4	$16.8	$11.6

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	April 1, 2023	December 31, 2022
Trademarks and trade names	$15.5	$15.5

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

Activity associated with warranty obligations was as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance at beginning of period	$14.8	$16.0
Accruals for warranties issued during period	3.2	2.7
Adjustments related to pre-existing warranties	0.3	(0.1)
Settlements made during the period	(3.0)	(2.7)
Balance at end of period	$15.3	$16.0

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	April 1, 2023	December 31, 2022
Current - in the next twelve months	$5.7	$5.4
Long-term - beyond one year	9.6	9.4
Total	$15.3	$14.8

Note 7.  Debt

Debt is as follows:

	April 1, 2023	December 31, 2022
Revolving credit facility with interest at a variable rate (April 1, 2023 - 6.0%; December 31, 2022 - 5.6%)	$108.1	$89.1
Fixed-rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	1.6	1.3
Deferred debt issuance costs	(1.8)	(0.3)
Total debt	207.9	190.1
Less: Current maturities of debt	1.6	1.3
Long-term debt	$206.3	$188.8

The carrying value of the Corporation’s outstanding variable-rate, long-term debt obligations at April 1, 2023, was $108 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $101 million at April 1, 2023.

As of April 1, 2023, the Corporation’s revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023, with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.3 million is the amount to be amortized over the next twelve months, based on the current credit agreement, and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.1 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of April 1, 2023, there was $108 million outstanding under the $400 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full remaining $292 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, payment of dividends, and investments in strategic initiatives.

In addition to the revolving credit facility, the Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of April 1, 2023, the deferred debt issuance costs balance of $0.3 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

In connection with the Corporation’s planned acquisition of Kimball, the Corporation obtained new committed financing and amended its revolving credit facility as follows:

•on March 7, 2023, in connection with the Merger Agreement with Kimball, the Corporation entered into a commitment letter with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and U.S. Bank, National Association to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $440 million;
•on March 14, 2023, the Corporation entered into an amendment to its revolving credit facility. The amendment, among other things, makes $160 million of the revolving credit facility available for the consummation of the merger, subject to the satisfaction of certain limited conditions (including the consummation of the merger in accordance with the Merger Agreement);
•on March 31, 2023, the Corporation entered into a term loan credit agreement that provides for an unsecured, delayed draw, term loan facility in the aggregate principal amount of $280 million. This loan may be used by the Corporation solely for the consummation of the merger, subject to the satisfaction of certain limited conditions (including the consummation of the merger in accordance with the Merger Agreement); and
•on March 31, 2023, the 364-day senior unsecured bridge term loan facility was extinguished and replaced by the amended revolving credit facility and new term loan credit facility.

The Corporation deferred the debt issuance costs related to the acquisition financing, which are classified as a reduction of long-term debt, and will amortize them over the loan terms of the acquisition financing in the event that the financing is drawn upon. As of April 1, 2023, the deferred debt issuance costs balance of $1.5 million related to the acquisition financing is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more information on the acquisition of Kimball.

The credit agreements and private placement notes all contain financial and non-financial covenants. The covenants under the agreements are substantially the same. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of April 1, 2023, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

In the event the private placement notes are extinguished, the revolving credit facility and term loan credit agreement contain provisions to allow for certain covenant adjustments providing the Corporation additional financial flexibility. The Corporation retains the right to repay the private notes upon executing defined notice requirements and delivering any applicable make-whole payments related to current interest conditions. As of April 1, 2023, the make-whole provision on these notes would be an incremental cost to the Corporation of $0.7 million.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended
	April 1, 2023	April 2, 2022
Income before income taxes	$3.8	$18.5
Income taxes	$2.2	$4.3
Effective tax rate	58.4%	23.2%

The Corporation’s effective tax rate was higher in the three months ended April 1, 2023, compared to the same period last year, due to lower income before income taxes impacted by non-deductible transaction costs related to the planned acquisition of Kimball, as well as tax decrements on equity-based compensation.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, put option liabilities, and deferred stock-based compensation. The marketable securities are comprised of money market funds, government securities, and corporate bonds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put options related to private entities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of April 1, 2023
Cash and cash equivalents (including money market funds) (1)	$16.8	$16.8	$—	$—
Government securities (2)	$5.8	$—	$5.8	$—
Corporate bonds (2)	$7.3	$—	$7.3	$—
Deferred stock-based compensation (3)	$(4.9)	$—	$(4.9)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)

Balance as of December 31, 2022
Cash and cash equivalents (including money market funds) (1)	$17.4	$17.4	$—	$—
Government securities (2)	$5.6	$—	$5.6	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (3)	$(4.7)	$—	$(4.7)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)
Amounts in parentheses indicate liabilities.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(3) Current portion - "Current maturities of other long-term obligations"; Long-term portion - "Other Long-Term Liabilities"
(4) "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	0.1	0.2	—	—	0.2
Tax (expense) or benefit	—	(0.0)	—	—	(0.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.1)	(0.1)
Balance as of April 1, 2023	$(6.3)	$(0.5)	$(1.1)	$—	$(7.9)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.5)	—	1.0	(0.1)
Tax (expense) or benefit	—	0.1	—	(0.2)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	0.2	0.2
Balance as of April 2, 2022	$(1.2)	$(0.4)	$(5.4)	$0.2	$(6.8)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap Termination
In April 2022, the Corporation terminated its interest rate swap agreement and received cash proceeds of $0.4 million, the fair value of the swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. The $0.4 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and has been fully amortized to interest expense as of April 1, 2023.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	April 1, 2023	April 2, 2022
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.1	$(0.2)
	Income taxes	(0.0)	0.1
Unrealized gains on debt securities
Gain on sale of debt securities	Selling and administrative expenses	0.0	0.0
	Income tax expense	(0.0)	(0.0)
	Net of tax	$0.1	$(0.2)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Dividends per common share	$0.32	$0.31

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Three Months Ended
	April 1, 2023	April 2, 2022
Shares repurchased	—	0.6
Average price per share	$—	$41.95

Cash purchase price	$—	$(23.9)
Prior year purchases settled in current year	—	(1.3)
Shares repurchased per cash flow	$—	$(25.2)

As of April 1, 2023, $234.0 million of the Corporation’s Board of Directors’ ("Board") current repurchase authorizations remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$1.6	$14.2
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	41.5	42.4
Potentially dilutive shares from stock-based compensation plans	0.5	0.7
Denominator for diluted EPS	42.1	43.1
Earnings per share – basic	$0.04	$0.33
Earnings per share – diluted	$0.04	$0.33

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended
	April 1, 2023	April 2, 2022
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.2	1.1

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees’ requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to performance stock units is periodically adjusted for the probable number of shares to be awarded based on Corporation achievement within an established target range of cumulative profitability over a multi-year period.

The following table summarizes expense associated with these plans:

	Three Months Ended
	April 1, 2023	April 2, 2022
Compensation cost	$4.5	$5.6

The units granted by the Corporation had fair values as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Restricted stock units	$6.0	$6.8
Performance stock units	$6.0	$6.1

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock options and stock units as of April 1, 2023:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$5.8	0.7
Non-vested performance stock units	$6.1	1.3

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $36 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers’ acceptances to guarantee certain payments to overseas suppliers; as of April 1, 2023, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and bankers’ acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $8 million as of April 1, 2023. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $61 million of legally binding minimum payments over the approximate 15-year term of the agreement. The lease accounting, which includes recording right-of-use assets, lease obligations (liabilities), and lease expense, commenced in April 2023, after the end of the first quarter of 2023.

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

The aggregated workplace furnishings segment manufactures and markets a broad line of commercial furniture, which includes panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Sales:
Workplace furnishings	$299.6	$353.1
Residential building products	179.4	219.2
Total	$479.1	$572.3

Income (Loss) Before Income Taxes:
Workplace furnishings	$(4.0)	$(6.4)
Residential building products	28.1	40.4
General corporate	(17.7)	(13.5)
Operating income	6.4	20.4
Interest expense, net	2.7	2.0
Total	$3.8	$18.5

Depreciation and Amortization Expense:
Workplace furnishings	$11.2	$11.5
Residential building products	3.3	3.1
General corporate	5.7	6.5
Total	$20.1	$21.1

Capital Expenditures (including capitalized software):
Workplace furnishings	$13.9	$8.2
Residential building products	5.0	5.8
General corporate	1.1	4.3
Total	$20.0	$18.2

	As of April 1, 2023	As of December 31, 2022
Identifiable Assets:
Workplace furnishings	$746.2	$761.5
Residential building products	491.1	493.0
General corporate	145.5	160.0
Total	$1,382.8	$1,414.5

Note 15. Supplier Finance Program

The Corporation adopted ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations in the first fiscal quarter of 2023, which enhances the transparency of supplier finance programs by requiring the disclosure of key terms, amounts outstanding, a rollforward of outstanding amounts, and a description of where in the financial statements outstanding amounts are presented. The rollforward disclosure is not required until fiscal 2024.

One of the Corporation’s third-party financial institutions offers a supply chain finance ("SCF") program by which it allows eligible Corporation suppliers the opportunity to sell their trade receivables due from the Corporation. Supplier participation in the SCF program is voluntary and requires an agreement between the supplier and the financial institution, to which the

Corporation is not a party. Any sales of supplier receivables to the financial institution is at the sole discretion of the supplier and is priced at a rate that leverages the Corporation’s credit rating and thus may be more beneficial to the supplier. The Corporation’s responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether the supplier sells its receivables to the financial institution.

The Corporation’s payments to the financial institution to settle obligations related to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Additionally, SCF program payment obligations due by the Corporation to the financial institution are recorded in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as follows:

	As of April 1, 2023	As of December 31, 2022
Supplier finance program obligations	$27.3	$27.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Significant developments in the first quarter include the Corporation’s planned acquisition of Kimball International, Inc., in a cash and stock transaction currently valued at approximately $455 million, with an estimated closing date in mid-2023. See "Note 3. Acquisitions and Divestitures" and "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for more information on this pending transaction and planned financing.

Consolidated net sales for the first quarter of 2023 were $479.1 million, a decrease of 16.3 percent compared to net sales of $572.3 million in the prior-year quarter. The change was due to an 18.2 percent decrease in the residential building products segment, and a 15.1 percent decrease in the workplace furnishings segment. The sale of the Lamex business in the third quarter 2022 decreased year-over-year sales by $17.2 million, and the acquisition of a residential building products company in the second quarter 2022 contributed incremental year-over-year sales of $1.5 million. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more information.

Net income attributable to the Corporation in the first quarter of 2023 was $1.6 million compared to $14.2 million in the first quarter of 2022. The decrease was driven by lower volume, increased investments, and transaction costs related to the planned acquisition of Kimball, partially offset by favorable price-cost, lower core selling and administrative expense ("SG&A"), and improved operational productivity.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
Net sales	$479.1	$572.3	(16.3)%
Cost of sales	304.8	375.4	(18.8)%
Gross profit	174.3	196.9	(11.5)%
Selling and administrative expenses	167.9	176.5	(4.9)%
Operating income	6.4	20.4	(68.6)%
Interest expense, net	2.7	2.0	33.7%
Income before income taxes	3.8	18.5	(79.6)%
Income taxes	2.2	4.3	(48.6)%
Net loss attributable to non-controlling interest	(0.0)	(0.0)	0.0%
Net income attributable to HNI Corporation	$1.6	$14.2	(89.0)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	36.4	34.4	200	bps
Selling and administrative expenses	35.0	30.8	420	bps
Operating income	1.3	3.6	-230	bps
Income taxes	0.5	0.7	-20	bps
Net income attributable to HNI Corporation	0.3	2.5	-220	bps

Net Sales

Consolidated net sales for the first quarter of 2023 decreased 16.3 percent compared to the same quarter last year. The change was driven by lower volume mainly due to continued softness in macroeconomic conditions, partially offset by price realization, in both the residential building products and workplace furnishings segments. Included in the sales results for the current quarter was a $17.2 million unfavorable impact from the divestiture of Lamex and an $1.5 million favorable impact from acquiring a residential building products company.

Gross Profit

Gross profit as a percentage of net sales increased 200 basis points in the first quarter of 2023 compared to the same quarter last year, driven by favorable price-cost and improved operational productivity, partially offset by lower volume. Favorable price-cost was attributable to the Corporation’s ability to implement price increases over the past several quarters in response to inflationary pressures which have driven up the cost of labor, materials, and transportation.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 420 basis points in the first quarter of 2023 compared to the same quarter last year. The increase was driven by lower volume, higher freight expense, one-time costs associated with the planned acquisition of Kimball, and increased investment spend. These factors were partially offset by price realization and lower core SG&A.

Operating Income

In the first quarter of 2023, operating income as a percentage of net sales decreased 230 basis points compared to the same quarter last year. The decrease was driven by lower volume and transaction costs related to the planned acquisition of Kimball, partially offset by favorable price-cost, lower core SG&A, and improved operational productivity.

Interest Expense, Net

Interest expense, net for the first quarter of 2023 was $2.7 million, compared to $2.0 million in the same quarter last year, driven by higher interest rates on the Corporation’s variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the first quarter of 2023 was $2.2 million on income before taxes of $3.8 million, or an effective tax rate of 58.4 percent. For the first quarter of 2022, the Corporation’s income tax provision was $4.3 million on pre-tax income of $18.5 million, or an effective tax rate of 23.2 percent. The higher rate in 2023 is due to lower income before income taxes impacted by non-deductible transaction costs related to the planned acquisition of Kimball, as well as tax decrements on equity-based compensation.
Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $1.6 million, or $0.04 per diluted share in the first quarter of 2023, compared to $14.2 million, or $0.33 per diluted share in the first quarter of 2022.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
Net sales	$299.6	$353.1	(15.1)%
Operating loss	$(4.0)	$(6.4)	37.9%
Operating loss %	(1.3)%	(1.8)%	50	bps

First quarter 2023 net sales for the workplace furnishings segment decreased 15.1 percent compared to the same quarter last year. The impact of the sale of the Lamex business during the third quarter of 2022 decreased net sales by $17.2 million compared to the prior year quarter. Aside from this item, segment sales decreased 10.8 percent year-over-year, with lower volume across most customer segments partially offset by price realization. In addition to softer macroeconomic conditions which have negatively affected volume in the current quarter, in the first quarter of 2022 the workplace furnishings segment was in the midst of managing through an elevated sales order backlog as a result of supply chain issues and capacity constraints that arose in 2021. These challenges were largely resolved by the end of 2022, resulting in a more normal backlog heading into 2023 and thus lower relative volume in the current quarter, compared to the prior year quarter.

Operating loss as a percentage of net sales in the first quarter of 2023 improved 50 basis points compared to the same period in 2022. The increase was driven by favorable price-cost, lower core SG&A, and improved operational productivity, partially offset by lower volume.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
Net sales	$179.4	$219.2	(18.2)%
Operating profit	$28.1	$40.4	(30.5)%
Operating profit %	15.6%	18.4%	-280	bps

First quarter 2023 net sales for the residential building products segment decreased 18.2 percent compared to the same quarter last year, driven by lower volume in both the new construction and existing home channels as a result of declining housing starts and reduced home remodeling activity which both have been negatively affected by higher interest rates and broader macroeconomic concerns. Lower volume was partially offset by price realization versus the prior year quarter. Included in the sales results for the current quarter was a $1.5 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Operating profit as a percentage of net sales decreased 280 basis points in the first quarter of 2023 compared to the same quarter last year, driven by lower volume, which was partially offset by favorable price-cost.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $400 million of borrowing capacity available under the revolving credit facility, which includes the $108 million currently outstanding, and maintain compliance with applicable covenants.

During March 2023, in preparation for the Corporation’s plan to acquire Kimball, the Corporation amended its revolving credit facility with up to $160 million of its $400 million capacity now available to be used for consummation of the acquisition. The Corporation also obtained new committed financing which provides a $280 million loan facility to be used solely for consummation of the acquisition. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Flow – Operating Activities
Operating activities were a source of $17.3 million of cash in the first three months of 2023 compared to a use of $39.0 million of cash in the first three months of 2022. Lower working capital requirements were the primary driver of the variance from prior year, partially offset by lower net income.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first three months of 2023 were $20.0 million compared to $18.2 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2023, capital expenditures are expected to be approximately $70 to $75 million.

Acquisitions and Divestitures - The Corporation did not have significant cash flows in either the current or prior period from acquisitions or divestitures. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Dividends per common share	$0.32	$0.31

During the first quarter, the Board declared the regular quarterly cash dividend on February 14, 2023. The dividend was paid on March 8, 2023, to shareholders of record as of February 27, 2023.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized an additional $200 million on May 17, 2022, for repurchases of the Corporation’s common stock. As of April 1, 2023, $234.0 million remained of the Board’s current repurchase authorizations. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Sales of Stock - The Corporation records cash flows received from the sale of its common stock held in treasury, primarily in connection with stock option exercises and the HNI Corporation Members’ Stock Purchase Plan. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" and "Note 12. Stock-Based Compensation" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first three months of 2023.

On March 7, 2023, the Corporation entered into an Agreement and Plan of Merger to acquire Kimball International, Inc. for cash and stock currently valued at approximately $455 million, of which around $330 million is expected to be in cash. Under the terms of the Merger Agreement, holders of Kimball’s outstanding common stock will receive $9.00 in cash and 0.1301 shares of the Corporation’s common stock for each share of Kimball’s common stock, with the transaction expecting to close by mid-2023. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by macroeconomic conditions. However, management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets. Management believes the Corporation continues to compete well and remains confident the investments made in the business will continue to generate strong returns for shareholders.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: risks relating to or arising from the Corporation’s planned acquisition of Kimball, including, among others, the Corporation's ability to consummate the pending acquisition, the timing of the acquisition, and the Corporation’s ultimate realization of the anticipated benefits of the acquisition; the duration and scope of the COVID-19 pandemic, including any emerging variants of the virus, and its effect on people and the economy; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; potential labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described in the Corporation’s annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 1, 2023, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of April 1, 2023, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors disclosed in the "Risk Factors" section of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the following risks relating to the pending merger between the Corporation and Kimball International, Inc. ("Kimball"), among others, could adversely affect the Corporation’s business, financial condition, and results of operations before and after completion of the merger. A discussion of these and other risk factors relating to the pending merger are included in the Company’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023 (as amended on April 19, 2023).

The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger in a timely manner or at all could have adverse effects on the Corporation.

The completion of the merger is subject to a number of conditions, including, among others, (i) the approval by Kimball shareholders of the adoption of the Agreement and Plan of Merger, dated March 7, 2023, by and among the Corporation, Ozark Merger Sub, Inc., a wholly owned subsidiary of the Corporation ("Merger Sub"), and Kimball (the "Merger Agreement"), and (ii) U.S. regulatory approvals, which make the completion and timing of the merger uncertain. Also, either the Corporation or Kimball may terminate the Merger Agreement if the merger has not been consummated by 5:00 p.m. Eastern Time on September 7, 2023 (or, in certain circumstances, as such date may be extended to December 7, 2023 pursuant to the Merger Agreement), except that this right to terminate the Merger Agreement is not available to any party that has breached any provision of the Merger Agreement such that the closing conditions in the Merger Agreement would not be satisfied.

If the merger is not completed, the Corporation’s ongoing business, financial condition, financial result and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the merger, the Corporation will be subject to a number of risks, including the following:

•the market price of the Corporation’s common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;
•the Corporation could owe a termination fee of $24,258,870 to Kimball under certain circumstances relating to a failure to consummate the merger or a breach by the Corporation of certain provisions of the Merger Agreement such that the closing conditions in the Merger Agreement would not be satisfied;
•if the Merger Agreement is terminated and the Corporation’s Board seeks another business combination, the Corporation’s shareholders cannot be certain that the Corporation will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Kimball has agreed to in the Merger Agreement;
•time and resources committed by the Corporation’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities for the Corporation;
•the Corporation may experience negative reactions from the financial markets or from its customers, suppliers or employees;
•the Corporation will be required to pay its costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed; and
•litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against the Corporation to perform its obligations pursuant to the Merger Agreement.

The materialization of any of these risks could adversely impact the Corporation’s ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger.

The Corporation may not achieve the intended benefits of the merger, and the merger may disrupt its current plans or operations.

There can be no assurance that the Corporation will be able to successfully integrate Kimball’s assets or otherwise realize the expected benefits of the potential transaction (including operating and other cost synergies). Difficulties in integrating Kimball into the Corporation may result in the Corporation performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the merger may not be accretive to earnings per share, may not improve the Corporation’s balance sheet position, may not enhance the Corporation’s ability to delever and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the acquisition.

The future results of the Corporation after the completion of the merger may be adversely impacted if the Corporation does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of the Corporation’s business will be significantly larger than the current size of either the Corporation’s or Kimball’s respective businesses. The Corporation’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The combined company is expected to incur substantial expenses related to the completion of the merger and the integration of the Corporation and Kimball.

The combined company is expected to incur substantial expenses in connection with the completion of the merger and the integration of the Corporation and Kimball, some of which may be incurred even if the merger is not completed. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs will be non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation. The Corporation may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. The Corporation and Kimball will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the merger, the Corporation’s financing costs may increase, including costs in connection with the financing of the merger. These incremental transaction- and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The Corporation is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect its business and operations.

In connection with the pendency of the merger, it is possible that some customers, suppliers and other persons with whom the Corporation has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Corporation as a result of the merger or otherwise. Under the terms of the Merger Agreement, the Corporation is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect the Corporation’s ability to acquire assets. Such limitations could adversely affect the Corporation’s business and operations prior to the completion of the merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees, and the Corporation and Kimball may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the Corporation after the completion of the merger.

The Corporation and Kimball are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The success of the Corporation after the completion of the merger will depend in part upon the ability of the Corporation and Kimball to attract, motivate and retain key management personnel and other key employees. Prior to completion of the merger, current and prospective employees of the Corporation and Kimball may experience uncertainty about their roles within the combined company following the completion of the merger, which may have an adverse effect on the ability of each of the Corporation and Kimball to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the Corporation, after completion of the merger, will be able to attract, motivate or retain management personnel and other key employees of the Corporation and Kimball to the same extent that the Corporation and Kimball have previously been able to attract or retain their own employees.

The merger may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

Following the merger, some of the customers, distributors, suppliers, vendors, landlords and other business partners of Kimball may terminate or scale back their current or prospective business relationships with the Corporation. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that the Corporation is too closely allied with one of their competitors. In addition, Kimball has contracts with customers, distributors, suppliers, vendors, landlords and other business partners that may require it to obtain consents from these other parties in connection with the merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords and other business partners are adversely affected by the merger, or if the Corporation, following the merger, loses the benefits of the contracts of Kimball, the Corporation’s business and financial performance could suffer.

The merger is subject to the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Corporation or the combined company following the transaction or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, any approvals, consents or clearances required in connection with the merger must have been obtained, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and other applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities may, among other factors, consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the business of the Corporation following the transaction.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the merger, and such conditions, terms, obligations or restrictions may delay completion of the merger or impose additional material costs on or materially limit the Corporation’s revenues following the completion of the merger or potentially lead to the abandonment of the merger.

Under the Merger Agreement, the Corporation, Merger Sub and Kimball have agreed to take any and all actions and steps necessary to avoid or eliminate each and every impediment under any antitrust law that may be asserted by any governmental entity to satisfy any closing conditions relating to any antitrust law contained in the Merger Agreement so as to enable the consummation of the transactions as promptly as practicable, except that the Corporation will not be required to commit to or effect (and without the written consent of the Corporation, none of Kimball nor any of its subsidiaries will commit to or effect) any sale, divestiture, lease, holding separate pending a sale or other transfer or disposal, or any other remedial action contemplated by the Merger Agreement if any or all such remedial actions, in the aggregate would or would reasonably be expected to have a material adverse effect on the business, financial condition or operations of the Corporation and its subsidiaries (including Kimball and its subsidiaries) from and after the effective time (but, for purposes of determining whether any effect is material, calculated as if the Corporation and its subsidiaries from and after the effective time were collectively the same size as Kimball and its subsidiaries prior to the effective time).

Potential litigation against the Corporation and Kimball could result in substantial costs, an injunction preventing the completion of the merger and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on the Corporation’s liquidity and financial condition.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, or from being completed within the expected time frame, which may adversely affect the Corporation’s businesses, financial positions and results of operation. Currently, the Corporation is not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the merger.

The Corporation’s shareholders will be diluted by the merger.

The merger will dilute the ownership position of the Corporation’s current shareholders. The Corporation will issue approximately 4,736,638 shares of the Corporation’s common stock to Kimball shareholders in the merger (including the Corporation’s common stock to be issued in connection with outstanding Kimball long-term incentive awards). As a result of these issuances, current shareholders of the Corporation and Kimball shareholders are expected to hold approximately 90 percent and 10 percent, respectively, of the Corporation’s outstanding common stock immediately following completion of the merger.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Kimball or its subsidiaries is a party, which may have an adverse impact on the Corporation’s business and results of operations after the merger.

The completion of the merger may trigger change in control or other provisions in certain agreements to which Kimball is a party. If the Corporation and Kimball are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if the Corporation and Kimball are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Kimball or the Corporation following the transaction. Any of the foregoing or similar developments may have an adverse impact on the Corporation’s business and operations after the completion of the merger.

In order to facilitate the debt financing portion of the merger consideration, the Corporation entered into a Term Loan Credit Agreement subject to certain conditions which, if not satisfied, could delay or prevent completion of the merger.

On March 31, 2023, the Corporation and certain of its U.S. subsidiaries entered into a Term Loan Credit Agreement with various lenders, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association and U.S. Bank National Association as joint lead arrangers and joint lead bookrunners (the "Term Loan Credit Agreement"). The disbursement of funds under the Term Loan Credit Agreement, which are to be used by the Corporation to satisfy a portion of its monetary obligations with respect to the consummation of the transactions contemplated by the Merger Agreement, including the payment of a portion of the merger consideration to Kimball’s shareholders, is subject to certain limited conditions set forth in the Term Loan Credit Agreement. If such conditions are not satisfied, the Corporation may be unable to meet its monetary obligations with respect to the transactions contemplated by the Merger Agreement, including the payment of a portion of the merger consideration to Kimball’s shareholders.

In the event that the debt financing contemplated by the Term Loan Credit Agreement is not available, there is a risk that other financing may not be available on acceptable terms, in a timely manner or at all. Although the Corporation’s obligation to consummate the merger is not conditioned upon consummation of the debt financing, if the Corporation is unable to obtain the debt financing, the merger may be delayed or not completed, in which case the Corporation may be in breach of its obligations under the Merger Agreement.

The combined company will have significantly more indebtedness than the current indebtedness of the Corporation prior to the merger.

Upon completion of the merger, the Corporation expects to incur approximately $404 million in additional indebtedness and will have consolidated indebtedness of approximately $604 million, which is greater than the current indebtedness of the Corporation. The increased indebtedness of the combined company in comparison to that of the Corporation on a historical basis may have the effect, among other things, of reducing the flexibility of the Corporation to respond to changing business and economic conditions and increasing borrowing costs.

The financing arrangements that the Corporation will enter into in connection with the merger will contain restrictions and limitations that may, under certain circumstances, significantly impact the Corporation’s ability to operate its business.

The Corporation is incurring significant new indebtedness in connection with the merger. The agreements governing the indebtedness that the Corporation will incur in connection with the merger, including, but not limited to, the Term Loan Credit Agreement may, under certain circumstances, impose significant operating and financial restrictions on the Corporation. After the completion of the merger, these restrictions may affect the Corporation’s ability to operate its business and may limit the Corporation’s ability to take advantage of potential business opportunities as they arise.

In addition, the agreements governing such indebtedness will require the Corporation to comply with a consolidated leverage ratio financial covenant and consolidated interest coverage ratio financial covenant in certain circumstances. To the extent the Corporation is or becomes subject to such covenants, the Corporation’s ability to comply with such covenants in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Corporation’s control. The ability to comply with these covenants in future periods will also depend on the Corporation’s ability to successfully implement its overall business strategy and realize the anticipated benefits of the merger, including synergies, cost savings, innovation and operational efficiencies.

Various risks, uncertainties and events beyond the Corporation’s control could affect its ability to comply with the covenants contained in its financing agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, the Corporation might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the Corporation’s ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

If the Corporation incurs additional indebtedness following the merger, the risks related to the substantial indebtedness of the Corporation after the completion of the merger may intensify.

The market price of the Corporation’s common stock after the merger may be affected by factors different from those affecting the price of the Corporation’s common stock before the merger.

As the businesses of the Corporation and Kimball are different, the results of operations as well as the price of the Corporation’s common stock may in the future be affected by factors different from those factors affecting the Corporation as an independent stand-alone company. Following the transaction, the Corporation will face additional risks and uncertainties that the Corporation or Kimball may currently not be exposed to as independent companies.

The market price of the Corporation’s common stock may decline as a result of the merger.

The market price of the Corporation’s common stock may decline as a result of the merger, and shareholders of the Corporation could lose the value of their investment in the Corporation’s common stock if, among other things, after completion of the merger, the Corporation is unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the merger are not realized, or if the transaction costs related to the merger are greater than expected, or if the merger is not completed within the anticipated time frame. The market price also may decline if the Corporation does not achieve the perceived benefits and expected synergies of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on the Corporation’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of the Corporation’s common stock in the merger could on its own have the effect of depressing the market price for the Corporation’s common stock. In addition, many Kimball shareholders may decide not to hold the shares of the Corporation’s common stock they receive as a result of the merger. Other Kimball shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of the Corporation’s common stock they receive as a result of the merger. Any such sales of the Corporation’s common stock could have the effect of depressing the market price for the Corporation’s common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Corporation’s common stock, regardless of the actual operating performance of the Corporation after the completion of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, provides for repurchases of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the first quarter of fiscal 2023, and no current plans are expected to expire or terminate.

The Corporation did not repurchase any of its shares during the quarter. As of April 1, 2023, $234.0 million was authorized and available for the repurchase of shares by the Corporation.

Item 6. Exhibits

2.1*
Agreement and Plan of Merger, by and among HNI Corporation, Ozark Merger Sub, Inc. and Kimball International, Inc., dated as of March 7, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2023)

10.1
First Amendment, dated as of March 14, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of the Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.2
Term Loan Credit Agreement, dated as of March 31, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of the Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2023)

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.
* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Corporation may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 9, 2023	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer