Form 10-Q
period 2023-07-01
HNI CORP
filed 2023-08-08
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	July 1, 2023	46,548,782

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net sales	$563.5	$621.7	$1,042.5	$1,194.1
Cost of sales	347.9	401.2	652.7	776.6
Gross profit	215.5	220.6	389.8	417.5
Selling and administrative expenses	211.0	189.7	378.9	366.1
Restructuring and impairment charges	8.1	1.0	8.1	1.0
Operating income (loss)	(3.6)	29.9	2.9	50.3
Interest expense, net	5.5	2.1	8.2	4.1
Income (loss) before income taxes	(9.0)	27.8	(5.3)	46.2
Income taxes	3.8	(2.5)	6.0	1.8
Net income (loss)	(12.8)	30.3	(11.3)	44.5
Less: Net income (loss) attributable to non-controlling interest	(0.0)	0.0	(0.0)	(0.0)
Net income (loss) attributable to HNI Corporation	$(12.8)	$30.3	$(11.3)	$44.5

Average number of common shares outstanding – basic	43.3	41.8	42.4	42.1
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.30)	$0.73	$(0.27)	$1.06
Average number of common shares outstanding – diluted	43.3	42.4	42.4	42.7
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.30)	$0.72	$(0.27)	$1.04

Foreign currency translation adjustments	$(0.0)	$(1.3)	$0.0	$(1.8)
Change in unrealized gains (losses) on marketable securities, net of tax	(0.1)	(0.1)	0.1	(0.5)
Change in derivative financial instruments, net of tax	—	0.1	(0.1)	1.0
Other comprehensive income (loss), net of tax	(0.1)	(1.3)	0.0	(1.3)
Comprehensive income (loss)	(12.9)	29.0	(11.2)	43.1
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.0)	0.0	(0.0)	(0.0)
Comprehensive income (loss) attributable to HNI Corporation	$(12.9)	$29.0	$(11.2)	$43.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 1, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$23.8	$17.4
Short-term investments	5.7	2.0
Receivables	258.1	218.4
Allowance for doubtful accounts	(2.6)	(3.2)
Inventories, net	234.8	180.1
Prepaid expenses and other current assets	58.9	52.5
Assets held for sale	18.9	1.9
Total Current Assets	597.7	469.2

Property, Plant, and Equipment:
Land and land improvements	58.5	30.8
Buildings	410.0	275.4
Machinery and equipment	682.7	602.6
Construction in progress	41.7	34.2
	1,192.9	942.9
Less: Accumulated depreciation	(613.3)	(590.3)
Net Property, Plant, and Equipment	579.6	352.5

Right-of-use Finance Leases	11.8	11.4

Right-of-use Operating Leases	124.3	88.4

Goodwill and Other Intangible Assets, net	701.8	439.8

Other Assets	60.4	53.2

Total Assets	$2,075.6	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 1, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$438.8	$367.7
Current maturities of debt	1.1	1.3
Current maturities of other long-term obligations	7.3	2.1
Current lease obligations - Finance	4.0	3.7
Current lease obligations - Operating	23.8	20.3
Liabilities held for sale	14.4	—
Total Current Liabilities	489.4	395.1

Long-Term Debt	597.1	188.8

Long-Term Lease Obligations - Finance	7.7	7.7

Long-Term Lease Obligations - Operating	114.0	78.9

Other Long-Term Liabilities	79.3	66.3

Deferred Income Taxes	72.9	61.0

Total Liabilities	1,360.3	797.7

Equity:
HNI Corporation shareholders’ equity	715.0	616.5
Non-controlling interest	0.3	0.3
Total Equity	715.3	616.8

Total Liabilities and Equity	$2,075.6	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2023	$41.7	$57.1	$522.0	$(7.9)	$0.3	$613.2
Comprehensive income:
Net income (loss)	—	—	(12.8)	—	(0.0)	(12.8)
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(14.9)	—	—	(14.9)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	9.4	—	—	—	9.5
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3

	Six Months Ended - July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	(11.3)	—	(0.0)	(11.3)
Other comprehensive income (loss), net of tax	—	—	—	0.0	—	0.0
Dividends payable	—	—	(0.6)	—	—	(0.6)
Cash dividends; $0.64 per share	—	—	(28.2)	—	—	(28.2)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.4	17.3	—	—	—	17.8
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, April 2, 2022	$42.4	$45.4	$500.8	$(6.8)	$0.3	$582.0
Comprehensive income:
Net income (loss)	—	—	30.3	—	0.0	30.3
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.32 per share	—	—	(13.4)	—	—	(13.4)
Common shares – treasury:
Shares purchased	(1.1)	(2.6)	(36.3)	—	—	(40.0)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	4.6	—	—	—	4.7
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0

	Six Months Ended - July 2, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	44.5	—	(0.0)	44.5
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.63 per share	—	—	(26.5)	—	—	(26.5)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.4	19.3	—	—	—	19.7
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(11.3)	$44.5
Non-cash items included in net income (loss):
Depreciation and amortization	42.7	42.4
Other post-retirement and post-employment benefits	0.5	0.7
Stock-based compensation	7.6	8.5
Deferred income taxes	(9.5)	(13.4)
Other – net	2.3	0.6
Net increase (decrease) in cash from operating assets and liabilities	4.8	(105.0)
Increase (decrease) in other liabilities	2.7	(3.5)
Net cash flows from (to) operating activities	39.8	(25.2)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(37.7)	(27.9)
Capitalized software	(3.4)	(5.3)
Acquisition spending, net of cash acquired	(369.8)	(9.3)
Purchase of investments	(3.1)	(1.8)
Sales or maturities of investments	3.0	1.5
Other – net	0.2	—
Net cash flows from (to) investing activities	(410.8)	(42.8)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(161.7)	(159.3)
Proceeds from debt	572.3	291.8
Dividends paid	(28.6)	(26.7)
Purchase of HNI Corporation common stock	—	(65.2)
Proceeds from sales of HNI Corporation common stock	1.2	3.4
Other – net	(5.9)	(2.5)
Net cash flows from (to) financing activities	377.3	41.5

Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	6.3	(26.5)
Less: net increase in cash classified within current assets held for sale	—	6.2
Net increase (decrease) in cash and cash equivalents	6.3	(32.7)
Cash and cash equivalents at beginning of period	17.4	52.3
Cash and cash equivalents at end of period	$23.8	$19.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended July 1, 2023, are not necessarily indicative of the results expected for the fiscal year ending December 30, 2023. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation’s (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain reclassifications have been made within the interim financial information to conform to the current presentation. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On June 1, 2023 the Corporation acquired Kimball International, Inc. ("Kimball International"). The Corporation included the financial results of Kimball International in the Condensed Consolidated Financial Statements starting as of the date of acquisition. See "Note 3. Acquisition and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Systems and storage	$251.4	$241.1	$433.7	$449.0
Seating	123.4	129.6	216.9	239.9
Other	38.3	36.0	62.1	70.9
Total workplace furnishings	413.0	406.7	712.7	759.8

Residential building products	150.4	215.1	329.8	434.3
Net sales	$563.5	$621.7	$1,042.5	$1,194.1

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

Contract assets and contract liabilities were as follows:

	July 1, 2023	December 31, 2022
Trade receivables (1)	$258.1	$218.4
Contract assets (current) (2)	$3.1	$2.9
Contract assets (long-term) (3)	$30.0	$29.8
Contract liabilities - Customer deposits (4)	$39.7	$27.3
Contract liabilities - Accrued rebate and marketing programs (4)	$32.0	$31.3

Increases in Trade receivables and Contract liabilities - Customer deposits balances during the current year to date period are primarily due to the acquisition of Kimball International. Balances as of July 1, 2023 in the table above exclude amounts classified as held for sale. See "Note 17. Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.3 million as of December 31, 2022, of which, $15.9 million was recognized as revenue in the first six months of 2023.

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

Note 3. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its previously announced acquisition of Kimball International, Inc. ("Kimball International"), a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball becoming a wholly-owned subsidiary of the Corporation. Immediately following the close of the transaction, Kimball International shareholders owned approximately 10 percent of the combined company. The Corporation incurred acquisition-related expenses of $31.3 million and $34.7 million in the three months and six months ended July 1, 2023, respectively, that are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.7 million and $0.2 million were recorded to the Condensed Consolidated Balance Sheet in "Long-term debt" and "Other assets", respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital". The acquired assets and assumed liabilities and results of Kimball International's operations are included in the Corporation's Workplace Furnishings reportable segment. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, which is not expected to be tax-deductible, and has not yet been assigned to the new reporting units created. Goodwill is primarily attributed to the assembled workforce of Kimball International and anticipated synergies.

Under the terms of the Agreement and Plan of Merger, the Corporation acquired all outstanding shares of Kimball International's common stock and holders of Kimball International’s outstanding common stock received $9.00 in cash and 0.1301 shares of the Corporation’s common stock for each share of Kimball International’s common stock. For fair value purposes, shares of the Corporation's common stock were valued at $25.50, the closing market price on May 31, 2023 the day preceding the transaction's close.

The total preliminary fair market value of consideration is approximately $503.7 million, which is allocated as follows:

	Kimball International Shares	HNI Shares Exchanged	Fair Value
Cash Consideration:
Shares of Kimball International stock issued and outstanding as of June 1, 2023	36.4		$327.8
Kimball International equivalent shares	0.2		2.3
Total number of Kimball International shares for cash consideration	36.6		330.0

Consideration for payment to settle Kimball International's outstanding debt			50.2

Share Consideration:
Shares of Kimball International stock issued and outstanding as of June 1, 2023	36.4	4.7	120.8

Replacement Share-Based Awards:
Outstanding awards of Kimball International restricted stock units relating to Kimball International Common Stock as of June 1, 2023	0.5	0.2	2.6

Total preliminary acquisition date fair value of purchase consideration			$503.7

Consideration provided in the form of HNI Corporation shares and HNI Corporation replacement share-based awards represent non-cash consideration and thus are not included in the acquisition spending presented in the Condensed Consolidated Statement of Cash Flows.

The preliminary purchase price allocation of identifiable tangible and intangible assets and liabilities as of the date of acquisition is as follows:

Fair Value
Assets
Cash and cash equivalents	$10.5
Short-term investments	4.2
Receivables	46.1
Inventories, net	52.3
Prepaid expenses and other current assets	13.3
Assets held for sale	17.5
Property, plant, and equipment	218.4
Right-of-use operating leases	16.0
Goodwill	187.3
Intangible assets	88.0
Other assets	12.2
Total Assets	$665.9

Liabilities
Accounts payable and accrued expenses	$91.2
Current lease obligations - operating	5.8
Liabilities held for sale	14.4
Long-term lease obligations - operating	16.2
Other long-term liabilities	13.3
Deferred income taxes	21.3
Total Liabilities	$162.2

Net Assets and Liabilities	$503.7

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Software	3 years	$13.9
Customer lists and other	10 years	40.7
Acquired technology	16 years	14.9
Trademarks and trade names	16 years	18.5
Total intangible assets		$88.0

The valuation analysis requires the use of complex management estimates and assumptions such as property appraisals, future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, assets and liabilities are recorded based on preliminary assumptions, and the Corporation has not obtained all of the information necessary to finalize the determination of the fair values. The provisional assets and liabilities may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation in the first half of 2024. See "Note 17. Held for Sale" for information on certain assets and liabilities acquired of Kimball International's Poppin business unit, which were determined to meet the held for sale accounting criteria.

The Corporation's Condensed Consolidated Statements of Comprehensive Income for the period ended July 1, 2023, include Net sales of $56.0 million and Net loss of $21.3 million attributable to results of operations of Kimball International from the acquisition date thru July 1, 2023. These amounts include the results of Poppin, which was determined not to require discontinued operations presentation as this entity is not material to the consolidated results of the periods presented, and also since the planned divestiture does not represent a strategic shift in the Corporation's business.

Pro Forma Results of Operations - Kimball International Acquisition:
The following table provides pro forma results of operations for the three and six month periods ended July 1, 2023 and July 2, 2022, as if Kimball International had been acquired as of January 2, 2022, the first day of the Corporation's 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International's results to HNI's financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share based compensation expense for Kimball International awards converted to HNI awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation's results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$666.3	$793.3	$1,306.6	$1,541.7
Net income	$11.2	$32.2	$15.4	$22.9

Acquisition - Dickerson
In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligns with the Corporation’s vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The purchase price allocation includes $7.6 million of goodwill. The remaining assets and liabilities acquired were not material to the consolidated financial statements. The purchase accounting was finalized in the second quarter of 2023.

The above acquisitions were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Divestiture
In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex office furniture business ("Lamex"), which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd, a leading manufacturer and provider of office furniture in Japan and across Asia. The transaction was valued at approximately $75 million plus standard post-closing working capital adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale in the second half of 2022 of $50.4 million that included transaction-related expenses of approximately $6 million as well as a cumulative foreign currency translation benefit of $3.3 million that was reclassified from accumulated other comprehensive income.

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

	July 1, 2023	December 31, 2022

Finished products, net	$148.1	$121.0
Materials and work in process, net	140.6	112.8
LIFO allowance	(54.0)	(53.7)
Total inventories, net	$234.8	$180.1

Inventory valued by the LIFO costing method	91%	91%

The increase in inventory during the current year-to-date period is primarily due to the acquisition of Kimball International. Balances as of July 1, 2023 in the table above exclude amounts classified as held for sale. See "Note 17. Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $15.0 million and $14.9 million as of July 1, 2023 and December 31, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	July 1, 2023	December 31, 2022
Goodwill, net	$493.2	$305.9
Definite-lived intangible assets, net	193.0	118.4
Indefinite-lived intangible assets	15.5	15.5
Total goodwill and other intangible assets, net	$701.8	$439.8

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 31, 2022
Goodwill	$148.7	$222.4	$371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	83.6	222.3	305.9

Goodwill acquired	187.3	—	187.3

Balance as of July 1, 2023
Goodwill	336.0	222.4	558.4
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of July 1, 2023	$270.9	$222.3	$493.2

Goodwill acquired in the second quarter of 2023 relates to the acquisition of Kimball International. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	July 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$223.6	$134.1	$89.5	$194.4	$122.5	$71.9
Trademarks and trade names	34.3	6.7	27.6	14.3	5.9	8.4
Customer lists and other	120.6	44.7	75.9	80.2	42.1	38.1
Net definite-lived intangible assets	$378.5	$185.5	$193.0	$288.8	$170.4	$118.4

The increase in gross definite-lived intangible assets is due to the acquisition of Kimball International.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Capitalized software	$5.5	$6.1	$10.9	$12.3
Other definite-lived intangibles	$1.9	$1.6	$3.4	$3.2

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2023	2024	2025	2026	2027
Amortization expense	$32.3	$33.7	$31.3	$25.0	$17.8

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	July 1, 2023	December 31, 2022
Trademarks and trade names	$15.5	$15.5

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

Activity associated with warranty obligations was as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of period	$14.8	$16.0
Accruals related to acquisitions	3.5	—
Accruals for warranties issued	6.2	5.2
Settlements and other	(5.6)	(5.3)
Balance at end of period	$19.0	$15.9

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	July 1, 2023	December 31, 2022
Current - in the next twelve months	$6.9	$5.4
Long-term - beyond one year	12.1	9.4
Total	$19.0	$14.8

Balances as of July 1, 2023 in the tables above exclude amounts classified as held for sale. See "Note 17. Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information.

Note 7.  Debt

Debt is as follows:

	July 1, 2023	December 31, 2022
Revolving credit facility with interest at a variable rate (July 1, 2023 - 6.2%; December 31, 2022 - 5.6%)	$200.0	$89.1
Term loan with interest at a variable rate (July 1, 2023 - 6.9%)	300.0	—
Fixed-rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	1.1	1.3
Deferred debt issuance costs	(2.9)	(0.3)
Total debt	598.1	190.1
Less: Current maturities of debt	1.1	1.3
Long-term debt	$597.1	$188.8

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at July 1, 2023, was $500 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $96 million at July 1, 2023.

As of July 1, 2023, the Corporation’s revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023 with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement, and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.1 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of July 1, 2023, there was $200 million outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full remaining $225 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, payment of dividends, and investments in strategic initiatives.

Additionally, as of July 1, 2023, the Corporation has borrowings outstanding under a term loan credit facility and private placement notes.

The Corporation has $300 million of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023. The proceeds of the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. The principal amount under the term loan is subject to amortization beginning June 30, 2024, with incremental amounts due each quarter until the expiration of the term loan on the fifth year of the funding date, defined as June 1, 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of July 1, 2023, the deferred debt issuance costs balance of $2.7 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

The Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of July 1, 2023, the deferred debt issuance costs balance of $0.3 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation has the option to repay the private placement notes upon providing 10-day notice to the noteholders. Such repayment is subject to payment of any accrued but yet unpaid interest in addition to a make-whole provision which is calculated based on current market interest rates. As of July 1, 2023, due to current market rates, the Corporation would not owe any amounts to the note holders for the make-whole provision.

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event the private placement notes are repaid by the Corporation, the revolving credit facility and term loan credit facility include certain fall-away provisions to allow for modification of the covenant measures whereby the Corporation shall have increased financial flexibility. Namely, the definition of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to a more flexible definition while the interest coverage ratio would no longer be an included measure.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of July 1, 2023, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income (loss) before income taxes	$(9.0)	$27.8	$(5.3)	$46.2
Income taxes	$3.8	$(2.5)	$6.0	$1.8
Effective tax rate	(41.8)%	(9.0)%	(113.1)%	3.8%

The Corporation’s income tax expense was higher in the three and six month periods ended July 1, 2023, compared to the same periods last year. The variation in the effective tax rates versus the prior-year periods was primarily due to lower pre-tax income impacted by non-deductible transaction costs related to the acquisition of Kimball International, as well as tax benefits recognized in the prior-year periods for valuation adjustments related to existing deferred tax assets and basis differences tied to the sale of Lamex in July 2022.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, put option liabilities, and deferred stock-based compensation. The marketable securities are comprised of money market funds, government securities, corporate bonds, and mutual funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put options related to private entities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

In connection with the Kimball International transaction in the second quarter of 2023, the Corporation acquired Kimball International's supplemental employee retirement plan (“SERP”). SERP investment assets consist of mutual fund holdings classified as trading securities which are recognized on the Condensed Consolidated Balance Sheets at fair value, along with a corresponding liability of the same amount which represents the obligation to distribute SERP funds to participants.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of July 1, 2023
Cash and cash equivalents (including money market funds) (1)	$23.8	$23.8	$—	$—
Mutual funds in SERP (2)	$11.2	$11.2	$—	$—
Government securities (2)	$5.8	$—	$5.8	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
SERP liabilities (3)	$(11.2)	$(11.2)	$—	$—
Deferred stock-based compensation (3)	$(4.4)	$—	$(4.4)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)

Balance as of December 31, 2022
Cash and cash equivalents (including money market funds) (1)	$17.4	$17.4	$—	$—
Government securities (2)	$5.6	$—	$5.6	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (3)	$(4.7)	$—	$(4.7)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	0.0	0.0	—	—	0.1
Tax (expense) or benefit	—	(0.0)	—	—	(0.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	—	(0.1)	(0.0)
Balance as of July 1, 2023	$(6.3)	$(0.5)	$(1.1)	$—	$(8.0)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(1.8)	(0.6)	—	1.1	(1.3)
Tax (expense) or benefit	—	0.1	—	(0.3)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	0.1	0.1
Balance as of July 2, 2022	$(2.5)	$(0.4)	$(5.4)	$0.3	$(8.1)
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

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Derivative financial instrument
Interest rate swap	Interest expense, net	$—	$0.1	$0.1	$(0.2)
	Income taxes	—	(0.0)	(0.0)	0.0
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	0.0	0.0	(0.1)	0.0
	Income tax expense	(0.0)	(0.0)	0.0	(0.0)
	Net of tax	$0.0	$0.0	$0.0	$(0.1)
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Dividends per common share	$0.64	$0.63

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Six Months Ended
	July 1, 2023	July 2, 2022
Shares repurchased	—	1.7
Average price per share	$—	$38.11

Cash purchase price	$—	$(63.9)
Prior year purchases settled in current year	—	(1.3)
Shares repurchased per cash flow	$—	$(65.2)

As of July 1, 2023, $234.0 million of the Corporation’s Board of Directors’ ("Board") current repurchase authorizations remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$(12.8)	$30.3	$(11.3)	$44.5
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	43.3	41.8	42.4	42.1
Potentially dilutive shares from stock-based compensation plans	—	0.6	—	0.6
Denominator for diluted EPS	43.3	42.4	42.4	42.7
Earnings per share – basic	$(0.30)	$0.73	$(0.27)	$1.06
Earnings per share – diluted	$(0.30)	$0.72	$(0.27)	$1.04

As of the end of second quarter 2023 the Corporation had 46.5 million shares of common stock outstanding, including 4.7 million shares issued in June 2023 as part of the consideration to acquire Kimball International.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Common stock equivalents excluded because their inclusion would be anti-dilutive	3.0	2.0	2.8	1.8

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

In the second quarter of 2023, the Corporation assumed the Kimball International, Inc. Stock Incentive Plan and its remaining share pool. The plan was renamed the “HNI Corporation Stock Incentive Plan for Legacy Kimball Employees”. Under this plan the Corporation may grant equity compensation awards using the plan’s share pool. At inception, there were approximately 1.1 million shares of the Corporation's stock available for issuance under this plan.

The following table summarizes expense associated with these plans:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Compensation cost	$3.1	$2.9	$7.6	$8.5

The units granted by the Corporation had fair values as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Restricted stock units	$12.1	$6.8
Performance stock units	$6.0	$6.1

Included in the current year period restricted stock units total above is $6.1 million of fair value associated with replacement awards issued in the second quarter of 2023 in connection with the Kimball International acquisition. Approximately 48 percent of the fair value of the replacement awards is attributed to service provided by Kimball International employees prior to the acquisition by the Corporation and is accounted for as purchase consideration. See "Note 3. Acquisitions and Divestitures" for further information.

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of July 1, 2023:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$6.0	0.7
Non-vested performance stock units	$6.8	1.2

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $36 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers’ acceptances to guarantee certain payments to overseas suppliers; as of July 1, 2023, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and bankers’ acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $8 million as of July 1, 2023. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $61 million of legally binding minimum payments over the approximate 15-year term of the agreement. The lease accounting, which includes recording right-of-use assets, lease obligations (liabilities), and lease expense, commenced during the second quarter of 2023 and thus the asset and liability related to this agreement was recorded on the Condensed Consolidated Balance Sheet as of July 1, 2023.

Note 14.  Reportable Segment Information

Management views the Corporation as two reportable segments based on industries: workplace furnishings and residential building products.

The aggregated workplace furnishings segment, which includes the newly acquired Kimball International business, manufactures and markets a broad line of commercial furniture, which includes panel-based and freestanding furniture systems, seating, storage, tables, and architectural products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet fueled fireplaces, inserts, stoves, facings, and accessories.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales:
Workplace furnishings	$413.0	$406.7	$712.7	$759.8
Residential building products	150.4	215.1	329.8	434.3
Total	$563.5	$621.7	$1,042.5	$1,194.1

Income (Loss) Before Income Taxes:
Workplace furnishings	$15.9	$11.9	$11.9	$5.5
Residential building products	15.6	37.0	43.6	77.3
General corporate	(35.0)	(19.0)	(52.7)	(32.5)
Operating income (loss)	(3.6)	29.9	2.9	50.3
Interest expense, net	5.5	2.1	8.2	4.1
Total	$(9.0)	$27.8	$(5.3)	$46.2

Depreciation and Amortization Expense:
Workplace furnishings	$13.8	$11.7	$25.0	$23.2
Residential building products	3.4	3.1	6.7	6.1
General corporate	5.4	6.6	11.0	13.1
Total	$22.6	$21.3	$42.7	$42.4

Capital Expenditures (including capitalized software):
Workplace furnishings	$17.9	$8.2	$31.8	$16.4
Residential building products	2.4	2.7	7.4	8.5
General corporate	0.9	4.1	2.0	8.4
Total	$21.1	$15.0	$41.2	$33.2

			As of July 1, 2023	As of December 31, 2022
Identifiable Assets:
Workplace furnishings			$1,440.8	$761.5
Residential building products			491.5	493.0
General corporate			143.3	160.0
Total			$2,075.6	$1,414.5

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

	As of July 1, 2023	As of December 31, 2022
Supplier finance program obligations	$29.3	$27.4

Note 16. Restructuring and Impairment

Restructuring charges relate to exit costs in connection with the Poppin divestiture (as further described below under "Note 17. Held for Sale"), costs tied to the closure of a small workplace furnishings eCommerce brand, and start up costs at a manufacturing facility in Mexico. Impairment charges relate to long-lived asset disposals in the current year and an equity investment in the prior year.

		Three Months Ended		Six Months Ended
	Classification	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Workplace Furnishings
Inventory valuation	Cost of sales	$(0.4)	$0.1	$(0.3)	$0.2
Facility set-up costs	Cost of sales	0.2	0.1	0.5	0.2

Long-lived asset impairments	Restructuring and impairment charges	2.1	—	2.1	—
Exit costs	Restructuring and impairment charges	6.0	—	6.0	—

General Corporate
Investment impairment	Restructuring and impairment charges	—	1.0	—	1.0
Total		$7.8	$1.2	$8.3	$1.4

As of July 1, 2023 and December 31, 2022, accrued restructuring expenses of $6.3 million and $0.5 million, respectively, were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Cash payments related to restructuring charges in all periods presented were not significant, and any future costs connected to these current initiatives are not expected to be material.

Note 17. Held for Sale

The Corporation evaluated the Poppin business unit of Kimball International and determined that it met the criteria for held-for-sale presentation, as established in ASC 360. In August 2023, subsequent to the end of the second quarter, the Corporation reached an agreement to sell substantially all assets and liabilities of Poppin.

The following table summarizes assets and liabilities held for sale in the workplace furnishings segment in the "Condensed Consolidated Balance Sheets," by major class. In addition to Poppin assets and liabilities, the assets held for sale includes $1.4 million related to the pending sale of one of the Corporation's office buildings in Muscatine, Iowa. The long-lived asset balances are recorded at fair value, based on the expected sales price, less costs to sell.

	As of July 1, 2023	As of December 31, 2022
Assets:
Receivables	$1.4	$—
Inventories	11.9	—
Prepaid expenses and other current assets	0.7	—
Property, plant & equipment	3.1	1.9
Right-of-use operating leases	1.8	—
Total Assets held for sale	$18.9	$1.9

Liabilities:
Accounts payable and accrued expenses	$9.4	$—
Lease obligations - operating	5.0	—
Total Liabilities held for sale	$14.4	$—

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

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to market business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for growth.

Significant developments in the second quarter include the Corporation’s acquisition of Kimball International in a cash and stock transaction valued at approximately $504 million, which closed on June 1, 2023. Additionally, in connection with this acquisition, the Corporation determined to divest Poppin, a business unit of Kimball International, with the sale expected to close in the third quarter of 2023. See "Note 3. Acquisitions and Divestitures" and "Note 17. Held for Sale" in the Notes to Condensed Consolidated Financial Statements for more details on the Kimball International acquisition, as well as other acquisition and divestiture-related information.

Consolidated net sales for the second quarter of 2023 were $563.5 million, a decrease of 9.4 percent compared to net sales of $621.7 million in the prior-year quarter. The change was due to a 30.1 percent decrease in the residential building products segment and a 1.6 percent increase in the workplace furnishings segment. The acquisition of Kimball International increased year-over-year sales by $56.0 million and the acquisition of a residential building products company in the second quarter 2022 contributed incremental year-over-year sales of $0.9 million. The sale of the Lamex business in the third quarter 2022 decreased year-over-year sales by $27.0 million.

Net loss attributable to the Corporation in the second quarter of 2023 was $12.8 million compared to net income of $30.3 million in the second quarter of 2022. The decrease was driven by lower volume and $31.3 million of transaction costs incurred in connection with the acquisition of Kimball International, partially offset by favorable price-cost, lower core selling and administrative expense ("SG&A"), and improved operational productivity.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Net sales	$563.5	$621.7	(9.4)%		$1,042.5	$1,194.1	(12.7)%
Cost of sales	347.9	401.2	(13.3)%		652.7	776.6	(15.9)%
Gross profit	215.5	220.6	(2.3)%		389.8	417.5	(6.6)%
Selling and administrative expenses	211.0	189.7	11.2%		378.9	366.1	3.5%
Restructuring and impairment charges	8.1	1.0	707.3%		8.1	1.0	705.9%
Operating income (loss)	(3.6)	29.9	(111.9)%		2.9	50.3	(94.3)%
Interest expense, net	5.5	2.1	159.8%		8.2	4.1	98.7%
Income (loss) before income taxes	(9.0)	27.8	(132.6)%		(5.3)	46.2	(111.4)%
Income taxes	3.8	(2.5)	250.3%		6.0	1.8	239.9%
Net income (loss) attributable to non-controlling interest	(0.0)	0.0	0.0%		(0.0)	(0.0)	0.0%
Net income (loss) attributable to HNI Corporation	$(12.8)	$30.3	(142.3)%		$(11.3)	$44.5	(125.3)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	38.3	35.5	280	bps	37.4	35.0	240	bps
Selling and administrative expenses	37.4	30.5	690	bps	36.3	30.7	560	bps
Restructuring and impairment charges	1.4	0.2	120	bps	0.8	0.1	70	bps
Operating income (loss)	(0.6)	4.8	-540	bps	0.3	4.2	-390	bps
Income taxes	0.7	(0.4)	110	bps	0.6	0.1	50	bps
Net income attributable to HNI Corporation	(2.3)	4.9	-720	bps	(1.1)	3.7	-480	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2023 decreased 9.4 percent compared to the same quarter last year. The change was driven by lower volume due to continued softness in macroeconomic conditions and backlog normalization versus the prior year quarter, partially offset by price realization, in both the residential building products and workplace furnishings segments. Included in the sales results for the current quarter was a $56.0 million favorable impact from the acquisition of Kimball International, a $27.0 million unfavorable impact from the divestiture of Lamex and a $0.9 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Gross Profit

Gross profit as a percentage of net sales increased 280 basis points in the second quarter of 2023 compared to the same quarter last year, driven by favorable price-cost and improved operational productivity, partially offset by lower volume. Favorable price-cost was attributable to the Corporation’s ability to implement price increases over the past several quarters in response to inflationary pressures which have driven up the cost of labor, materials, and transportation.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 690 basis points in the second quarter of 2023 compared to the same quarter last year. The increase was driven by $31.3 million in transaction costs associated with the acquisition of Kimball International, as well as lower volume. These factors were partially offset by price realization and lower core SG&A.

Restructuring and Impairment Charges

In the second quarter of 2023, the Corporation recorded $8.1 million of restructuring and impairment charges, compared to $1.0 million in the same quarter last year. The current quarter charges are primarily comprised of $6.0 million of exit costs related to the planned divestiture of Poppin.

Operating Income (Loss)

In the second quarter of 2023, operating margin was 540 basis points less favorable compared to the same quarter last year. The decrease was driven by lower volume and transaction costs related to the acquisition of Kimball International, partially offset by favorable price-cost, lower core SG&A, and improved operational productivity.

Interest Expense, Net

Interest expense, net for the second quarter of 2023 was $5.5 million, compared to $2.1 million in the same quarter last year, driven by increased borrowings associated with the acquisition of Kimball International, along with higher average interest rates on the Corporation’s variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the second quarter of 2023 was $3.8 million of expense on loss before taxes of $9.0 million, or an effective tax rate of (41.8) percent. For the second quarter of 2022, the Corporation’s income tax benefit was $2.5 million on pre-tax income of $27.8 million, or an effective tax rate of (9.0) percent. The variation in the rate compared to the same quarter last year is due to lower pre-tax results impacted by non-deductible transaction costs related to the acquisition of Kimball International, as well as tax benefits recognized in prior-year quarter for valuation adjustments related to existing deferred tax assets and basis differences tied to the sale of Lamex in July 2022.

Net Income (Loss) Attributable to HNI Corporation

Net loss attributable to the Corporation was $12.8 million, or $0.30 per diluted share in the second quarter of 2023, compared to net income of $30.3 million, or $0.72 per diluted share in the second quarter of 2022.

Results of Operations - Six Months Ended

Net Sales

Consolidated net sales for the first six months of 2023 decreased 12.7 percent compared to the same period last year. The change was driven by lower volume due to continued softness in macroeconomic conditions and backlog normalization versus the prior year quarter, partially offset by price realization, in both the residential building products and workplace furnishings segments. Included in the sales results for the current period was a $56.0 million favorable impact from the acquisition of Kimball International, a $44.2 million unfavorable impact from the divestiture of Lamex in 2022, and a $2.4 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Gross Profit

Gross profit as a percentage of net sales increased 240 basis points in the first six months of 2023 compared to the same period last year, driven by favorable price-cost and improved operational productivity, partially offset by lower volume. Favorable price-cost was attributable to the Corporation’s continued ability to implement price increases in response to inflationary pressures which have driven up the cost of labor, materials, and transportation.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 560 basis points in the first six months of 2023 compared to the same period last year. The increase was driven by $34.7 million in transaction costs associated with the acquisition of Kimball International, as well as lower volume. These factors were partially offset by price realization and lower core SG&A.

Restructuring and Impairment Charges

In the first six months of 2023, the Corporation recorded $8.1 million of restructuring and impairment charges, compared to $1.0 million in the same period last year. The current period charges are primarily comprised of $6.0 million of exit costs related to the planned divestiture of Poppin.

Operating Income

In the first six months of 2023, operating margin decreased 390 basis points compared to the same period last year. The decrease was driven by lower volume and transaction costs related to the acquisition of Kimball International, partially offset by favorable price-cost and lower core SG&A.

Interest Expense, Net

Interest expense, net for the first six months of 2023 was $8.2 million, compared to $4.1 million in the same period last year, driven by increased borrowings associated with the acquisition of Kimball International, along with higher average interest rates on the Corporation’s variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the first six months of 2023 was $6.0 million of expense on loss before taxes of $5.3 million, or an effective tax rate of (113.1) percent. For the first six months of 2022, the Corporation’s income tax provision was $1.8 million of expense on pre-tax income of $46.2 million, or an effective tax rate of 3.8 percent. The variation in the rate from the prior year period is due to lower pre-tax results impacted by non-deductible transaction costs related to the acquisition of Kimball International, as well as tax benefits recognized in the prior-year period for valuation adjustments related to existing deferred tax assets and basis differences tied to the sale of Lamex in July 2022.
Net Income (Loss) Attributable to HNI Corporation

Net loss attributable to the Corporation was $11.3 million, or $0.27 per diluted share in the first six months of 2023, compared to net income of $44.5 million, or $1.04 per diluted share in the first six months of 2022.

Workplace Furnishings

The following table presents summarized results of operations in the workplace furnishings segment:

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Net sales	$413.0	$406.7	1.6%		$712.7	$759.8	(6.2)%
Operating income	$15.9	$11.9	33.1%		$11.9	$5.5	115.9%
Operating income %	3.8%	2.9%	90	bps	1.7%	0.7%	100	bps

Three months ended

Second quarter 2023 net sales for the workplace furnishings segment increased 1.6 percent compared to the same quarter last year. The acquisition of Kimball International during the current-year quarter increased net sales by $56.0 million compared to the prior-year quarter, while the sale of the Lamex business during the third quarter of 2022 decreased net sales by $27.0 million compared to the prior year quarter. Excluding the impact of these items, segment sales decreased 5.9 percent year-over-year, with lower volume across most customer segments, partially offset by price realization. In addition to softer macroeconomic conditions, which have negatively affected volume in the current quarter, in the second quarter of 2022 the workplace furnishings segment was in the midst of managing through an elevated sales order backlog as a result of supply chain issues and capacity constraints that arose in 2021. These challenges were largely resolved by the end of 2022, resulting in a more normal backlog heading into 2023 and thus lower relative volume in the current quarter, compared to the prior year quarter.

Operating income as a percentage of net sales in the second quarter of 2023 improved 90 basis points compared to the same period in 2022. The increase was driven by favorable price-cost, lower core SG&A, and improved net productivity, partially offset by $10.3 million in Kimball International acquisition costs and $6.0 million in restructuring costs related to the exit of the Poppin business, as well as lower volume.

Six Months Ended

Net sales for the first six months of 2023 for the workplace furnishings segment decreased 6.2 percent compared to the same period last year. The acquisition of Kimball International during the current-year period increased net sales by $56.0 million compared to the prior-year period, while the sale of the Lamex business during the third quarter of 2022 decreased net sales by $44.2 million compared to the prior year period. Aside from these items, segment sales decreased 8.2 percent year-over-year, with lower volume across most customer segments, partially offset by price realization. In addition to softer macroeconomic conditions which have negatively affected volume in the current year period, in the first six months of 2022 the workplace furnishings segment was in the midst of managing through an elevated sales order backlog as a result of supply chain issues and capacity constraints that arose in 2021. These challenges were largely resolved by the end of 2022, resulting in a more normal backlog heading into 2023 and thus lower relative volume in the current year period, compared to the prior year period.

Operating income as a percentage of net sales in the first six months of 2023 improved 100 basis points compared to the same period in 2022. The increase was driven by favorable price-cost, lower core SG&A, and improved operational productivity, partially offset by lower volume, $10.3 million in Kimball International acquisition costs, and $6.0 million in restructuring costs related to the exit of the Poppin business.

Residential Building Products

The following table presents summarized results of operations in the residential building products segment:

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Net sales	$150.4	$215.1	(30.1)%		$329.8	$434.3	(24.0)%
Operating profit	$15.6	$37.0	(57.9)%		$43.6	$77.3	(43.6)%
Operating profit %	10.3%	17.2%	-690	bps	13.2%	17.8%	-460	bps

Three months ended

Second quarter 2023 net sales for the residential building products segment decreased 30.1 percent compared to the same quarter last year. The decline was driven by lower volume in both the new construction and existing home channels as a result of a drop in housing starts and reduced home remodeling activity due to higher interest rates and broader macroeconomic concerns, partially offset by price realization versus the prior-year quarter. Sales in existing home channel was also negatively impacted by the normalization of trade inventory. Included in the sales results for the current quarter was a $0.9 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Operating profit as a percentage of net sales decreased 690 basis points in the second quarter of 2023 compared to the same quarter last year, driven by lower volume, partially offset by favorable price-cost, improved net productivity, and lower variable compensation.

Six months ended

Net sales for the first six months of 2023 for the residential building products segment decreased 24.0 percent compared to the same period last year. The decline was driven by lower volume in both the new construction and existing home channels as a result of a drop in housing starts and reduced home remodeling activity due to higher interest rates and broader macroeconomic concerns, partially offset by price realization versus the prior-year period. Sales in existing home channel was also negatively impacted by the normalization of trade inventory. Included in the sales results for the current year period was a $2.4 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Operating profit as a percentage of net sales decreased 460 basis points in the first six months of 2023 compared to the same period last year, driven by lower volume, which was partially offset by favorable price-cost, lower variable compensation, and improved net productivity.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $200 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $39.8 million of cash in the first six months of 2023 compared to a use of $25.2 million of cash in the first six months of 2022. Cash provided by working capital activity in the current period versus significant working capital cash usage in the prior period was the main driver of the variance. This factor was partially offset by lower net income in the current period driven by costs associated with the acquisition of Kimball International.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first six months of 2023 were $41.2 million compared to $33.2 million in the same period last year. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2023, capital expenditures are expected to be approximately $80 to $85 million; the increase from the most recent prior expectation is primarily due to anticipated capital spending at the acquired Kimball International business.

Acquisitions - Investing activities in the current year-to-date period include $369.8 million of outflows related to the acquisition of Kimball International, while prior year activity includes acquisition spending for a residential building products company. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility.

Additionally, during the second quarter, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023, to support funding of the acquisition of Kimball International, which closed in June 2023.

See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Dividends per common share	$0.32	$0.32	$0.64	$0.63

During the second quarter, the Board declared the regular quarterly cash dividend on May 15, 2023. The dividend was paid on June 23, 2023, to shareholders of record as of June 8, 2023.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized an additional $200 million on May 17, 2022, for repurchases of the Corporation’s common stock. As of July 1, 2023, $234.0 million remained of the Board’s current repurchase authorizations. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first six months of 2023.

In connection with the acquisition of Kimball International, the Corporation assumed certain cash obligations and commitments. These obligations include contractual commitments for items such as raw materials, supplies, ocean freight, capital expenditures, services, software acquisition and licenses, operating lease liabilities, and SERP liabilities. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: and the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International and the sale of Poppin; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described in the Corporation’s annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 1, 2023, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of July 1, 2023, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In June 2023, the Corporation acquired Kimball International (see "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements). In conducting its evaluation of the effectiveness of internal control over financial reporting, the Corporation has elected to exclude Kimball International from its evaluation as of July 1, 2023, as permitted by the regulations of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors disclosed in the "Risk Factors" section of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the following risks relating to the merger between the Corporation and Kimball International, Inc., among others, could adversely affect the Corporation’s business, financial condition, and results of operations.

The Corporation may not achieve the intended benefits of the merger, and the merger may disrupt its current plans or operations.

There can be no assurance that the Corporation will be able to successfully integrate Kimball International’s assets or otherwise realize the expected benefits of the transaction (including operating and other cost synergies). Difficulties in integrating Kimball International into the Corporation may result in the Corporation performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the merger may not be accretive to earnings per share, may not improve the Corporation’s balance sheet position, may not enhance the Corporation’s ability to delever and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, or unforeseen expenses relating to integration.

The future results of the Corporation may be adversely impacted if the Corporation does not effectively manage its expanded operations following the completion of the merger.

The Corporation’s business is significantly larger than the pre-merger size of either the Corporation’s or Kimball International’s respective businesses. The Corporation’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The combined company incurred substantial expenses related to the completion of the merger and expects to continue to incur substantial expenses relating to the integration of the Corporation and Kimball International.

The combined company incurred substantial expenses in connection with the completion of the merger and is expected to continue to incur substantial expenses in connection with the integration of the Corporation and Kimball International. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs are non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation. The Corporation may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. The Corporation and Kimball International also incurred transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction- and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees, and the Corporation may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the Corporation after the completion of the merger.

The Corporation is dependent on the experience and industry knowledge of its management personnel and other key employees to execute its business plans. The success of the Corporation after the completion of the merger depends in part upon the ability of the Corporation to attract, motivate and retain key management personnel and other key employees. Current and prospective employees of the Corporation may experience uncertainty about their roles within the combined company, which may have an adverse effect on the ability of the Corporation to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the Corporation will be able to attract, motivate or retain management personnel and other key employees of the Corporation to the same extent that the Corporation and Kimball International have previously been able to attract or retain their own employees prior to the merger.

The merger may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

Some of the customers, distributors, suppliers, vendors, landlords and other business partners of Kimball International may terminate or scale back their current or prospective business relationships with the Corporation. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that the Corporation is too closely allied with one of its former competitors. If relationships with customers, distributors, suppliers, vendors, landlords and other business partners are adversely affected by the merger, or if the Corporation loses the benefits of the contracts of Kimball International, the Corporation’s business and financial performance could suffer.

The combined company has significantly more indebtedness than the indebtedness of the Corporation prior to the merger.

Upon completion of the merger, the Corporation incurred approximately $390.2 million in additional indebtedness and has consolidated indebtedness of approximately $598.1 million, up from $207.9 million before the merger. The increased indebtedness of the combined company in comparison to that of the Corporation on a historical basis may have the effect, among other things, of reducing the flexibility of the Corporation to respond to changing business and economic conditions and increasing borrowing costs.

The financing arrangements that the Corporation entered into in connection with the merger contain restrictions and limitations that may, under certain circumstances, significantly impact the Corporation’s ability to operate its business.

The Corporation incurred significant new indebtedness in connection with the merger. The agreements governing the indebtedness that the Corporation incurred in connection with the merger, including, but not limited to, the Term Loan Credit Agreement may, under certain circumstances, impose significant operating and financial restrictions on the Corporation. These restrictions may affect the Corporation’s ability to operate its business and may limit the Corporation’s ability to take advantage of potential business opportunities as they arise.

In addition, the agreements governing such indebtedness require the Corporation to comply with a consolidated leverage ratio financial covenant and consolidated interest coverage ratio financial covenant. The Corporation’s ability to comply with such covenants will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Corporation’s control. The ability to comply with these covenants will also depend on the Corporation’s ability to successfully implement its overall business strategy and realize the anticipated benefits of the merger, including synergies, cost savings, innovation and operational efficiencies.

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

If the Corporation incurs additional indebtedness in future periods, the risks related to the substantial indebtedness of the Corporation after the completion of the merger may intensify.

The market price of the Corporation’s common stock after the merger may be affected by factors different from those affecting the price of the Corporation’s common stock before the merger.

As the businesses of the Corporation and Kimball International are different, the results of operations as well as the price of the Corporation’s common stock may be affected by factors different from those factors that previously affected the Corporation as an independent stand-alone company. Following the transaction, the Corporation faces additional risks and uncertainties that the Corporation or Kimball International may not have previously been exposed to as independent companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, provides for repurchases of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the second quarter of fiscal 2023, and no current plans are expected to expire or terminate.

The Corporation did not repurchase any of its shares during the quarter. As of July 1, 2023, $234.0 million was authorized and available for the repurchase of shares by the Corporation.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers:

During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1*
Agreement and Plan of Merger, by and among HNI Corporation, Ozark Merger Sub, Inc. and Kimball International, Inc., dated as of March 7, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2023)

10.1
First additional Loan Amendment to Term Loan Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

10.2
First Additional Loan Amendment to Fourth Amended and Restated Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

10.3	HNI Corporation Stock Incentive Plan for Legacy Kimball Employees (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed June 1, 2023)
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements+

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

HNI Corporation

Date: August 8, 2023	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer