Form 10-Q
period 2023-09-30
HNI CORP
filed 2023-10-31
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-14225

HNI Corporation
Iowa	42-0617510
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine	,	Iowa	52761-0071
(563)	272-7400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HNI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of	September 30, 2023	46,579,442

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net sales	$711.6	$598.8	$1,754.2	$1,792.9
Cost of sales	426.3	389.3	1,079.0	1,165.9
Gross profit	285.3	209.5	675.2	627.0
Selling and administrative expenses	223.3	178.2	602.2	544.3
Gain on sale of subsidiary	—	(50.6)	—	(50.6)
Restructuring and impairment charges	5.3	—	13.4	1.0
Operating income	56.8	81.9	59.6	132.2
Interest expense, net	9.4	2.4	17.5	6.5
Income before income taxes	47.4	79.5	42.1	125.8
Income taxes	9.6	16.4	15.6	18.2
Net income	37.8	63.1	26.5	107.6
Less: Net income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0	(0.0)
Net income attributable to HNI Corporation	$37.8	$63.1	$26.5	$107.6

Average number of common shares outstanding – basic	46.6	41.3	43.8	41.8
Net income attributable to HNI Corporation per common share – basic	$0.81	$1.53	$0.60	$2.57
Average number of common shares outstanding – diluted	47.3	41.8	44.5	42.3
Net income attributable to HNI Corporation per common share – diluted	$0.80	$1.51	$0.60	$2.54

Foreign currency translation adjustments	$(0.2)	$(3.7)	$(0.2)	$(5.5)
Change in unrealized gains (losses) on marketable securities, net of tax	(0.0)	(0.3)	0.1	(0.8)
Change in derivative financial instruments, net of tax	—	(0.1)	(0.1)	0.9
Other comprehensive income (loss), net of tax	(0.2)	(4.0)	(0.2)	(5.4)
Comprehensive income	37.5	59.1	26.3	102.2
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0	(0.0)
Comprehensive income attributable to HNI Corporation	$37.5	$59.1	$26.3	$102.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$24.4	$17.4
Short-term investments	5.8	2.0
Receivables	262.2	218.4
Allowance for doubtful accounts	(3.4)	(3.2)
Inventories, net	228.9	180.1
Prepaid expenses and other current assets	54.5	54.4
Total Current Assets	572.4	469.2

Property, Plant, and Equipment:
Land and land improvements	58.7	30.8
Buildings	403.1	275.4
Machinery and equipment	689.2	602.6
Construction in progress	32.9	34.2
	1,184.0	942.9
Less: Accumulated depreciation	(624.2)	(590.3)
Net Property, Plant, and Equipment	559.8	352.5

Right-of-use Finance Leases	12.1	11.4

Right-of-use Operating Leases	119.4	88.4

Goodwill and Other Intangible Assets, net	693.3	439.8

Other Assets	60.0	53.2

Total Assets	$2,017.0	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$450.8	$367.7
Current maturities of debt	15.4	1.3
Current maturities of other long-term obligations	7.5	2.1
Current lease obligations - Finance	4.3	3.7
Current lease obligations - Operating	24.3	20.3
Total Current Liabilities	502.3	395.1

Long-Term Debt	493.2	188.8

Long-Term Lease Obligations - Finance	7.9	7.7

Long-Term Lease Obligations - Operating	109.0	78.9

Other Long-Term Liabilities	81.2	66.3

Deferred Income Taxes	82.3	61.0

Total Liabilities	1,275.9	797.7

Equity:
HNI Corporation shareholders’ equity	740.8	616.5
Non-controlling interest	0.3	0.3
Total Equity	741.1	616.8

Total Liabilities and Equity	$2,017.0	$1,414.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3
Comprehensive income:
Net income	—	—	37.8	—	0.0	37.8
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(14.9)	—	—	(14.9)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.0	3.4	—	—	—	3.4
Balance, September 30, 2023	$46.6	$185.9	$516.5	$(8.2)	$0.3	$741.1

	Nine Months Ended - September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income	—	—	26.5	—	0.0	26.5
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Dividends payable	—	—	(0.9)	—	—	(0.9)
Cash dividends; $0.96 per share	—	—	(43.1)	—	—	(43.1)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.4	20.7	—	—	—	21.2
Balance, September 30, 2023	$46.6	$185.9	$516.5	$(8.2)	$0.3	$741.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 2, 2022	$41.3	$47.4	$481.1	$(8.1)	$0.3	$562.0
Comprehensive income:
Net income (loss)	—	—	63.1	—	(0.0)	63.1
Other comprehensive income (loss), net of tax	—	—	—	(4.0)	—	(4.0)
Dividends payable	—	—	0.2	—	—	0.2
Cash dividends; $0.32 per share	—	—	(13.2)	—	—	(13.2)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.0	(1.6)	—	—	—	(1.6)
Balance, October 1, 2022	$41.4	$45.8	$531.1	$(12.2)	$0.3	$606.4

	Nine Months Ended - October 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	107.6	—	(0.0)	107.6
Other comprehensive income (loss), net of tax	—	—	—	(5.4)	—	(5.4)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.95 per share	—	—	(39.7)	—	—	(39.7)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members' Stock Purchase Plan and stock awards, net of tax	0.5	17.7	—	—	—	18.1
Balance, October 1, 2022	$41.4	$45.8	$531.1	$(12.2)	$0.3	$606.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net Cash Flows From (To) Operating Activities:
Net income	$26.5	$107.6
Non-cash items included in net income:
Depreciation and amortization	68.3	63.5
Other post-retirement and post-employment benefits	0.8	1.0
Stock-based compensation	11.3	6.4
Deferred income taxes	(6.0)	(10.4)
Gain on sale of subsidiary	—	(50.6)
Other – net	5.2	(0.4)
Net increase (decrease) in cash from operating assets and liabilities	63.0	(79.7)
Increase (decrease) in other liabilities	(6.7)	(3.5)
Net cash flows from operating activities	162.5	33.9

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(61.9)	(41.7)
Capitalized software	(0.9)	(7.0)
Acquisition spending, net of cash acquired	(369.7)	(9.2)
Purchase of investments	(3.8)	(2.3)
Sales or maturities of investments	4.0	1.9
Proceeds from sale of subsidiary, net of cash divested	3.1	71.4
Other – net	1.5	0.0
Net cash flows from (to) investing activities	(427.6)	13.2

Net Cash Flows From (To) Financing Activities:
Payments of debt	(304.3)	(298.5)
Proceeds from debt	625.3	321.6
Dividends paid	(43.5)	(39.9)
Purchase of HNI Corporation common stock	—	(65.2)
Proceeds from sales of HNI Corporation common stock	1.8	4.0
Other – net	(7.1)	(0.4)
Net cash flows from (to) financing activities	272.1	(78.3)

Net increase (decrease) in cash and cash equivalents	6.9	(31.2)
Cash and cash equivalents at beginning of period	17.4	52.3
Cash and cash equivalents at end of period	$24.4	$21.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2022, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results expected for the fiscal year ending December 30, 2023. For further information, refer to the consolidated financial statements and accompanying notes included in HNI Corporation’s (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain reclassifications have been made within the interim financial information to conform to the current presentation. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On June 1, 2023 the Corporation acquired Kimball International, Inc. ("Kimball International"). The Corporation included the financial results of Kimball International in the Condensed Consolidated Financial Statements starting as of the date of acquisition. See "Note 3. Acquisition and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Systems and storage	$320.7	$224.9	$754.4	$673.9
Seating	160.5	114.8	377.3	354.7
Other	55.6	35.5	117.8	106.4
Total workplace furnishings	536.8	375.2	1,249.5	1,135.0

Residential building products	174.8	223.6	504.7	657.9
Net sales	$711.6	$598.8	$1,754.2	$1,792.9

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

Contract assets and contract liabilities were as follows:

	September 30, 2023	December 31, 2022
Trade receivables (1)	$262.2	$218.4
Contract assets (current) (2)	$3.1	$2.9
Contract assets (long-term) (3)	$29.1	$29.8
Contract liabilities - Customer deposits (4)	$45.2	$27.3
Contract liabilities - Accrued rebate and marketing programs (4)	$29.8	$31.3

During the current year to date period, increases in Trade receivables and Contract liabilities - Customer deposits balances are primarily due to the acquisition of Kimball International.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $27.3 million as of December 31, 2022, of which, $21.0 million was recognized as revenue in the first nine months of 2023.

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

The Corporation’s backlog of orders are typically cancellable for a period of time and almost all contracts have an original duration of one year or less. As a result, the Corporation has elected the practical expedient permitted in the revenue accounting standard not to disclose the unsatisfied performance obligation as of period end. The backlog is typically fulfilled within a few months.

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

Note 3. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. Immediately following the close of the transaction, Kimball International shareholders owned approximately 10 percent of the combined company. The Corporation incurred acquisition-related expenses of $2.8 million and $37.5 million in the three months and nine months ended September 30, 2023, respectively, that are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.7 million and $0.2 million were recorded to the Condensed Consolidated Balance Sheet in "Long-

term debt" and "Other assets", respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital". The acquired assets and assumed liabilities and results of Kimball International's operations are included in the Corporation's workplace furnishings reportable segment. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, which is not expected to be tax-deductible, and has not yet been assigned to the new reporting units created. Goodwill is primarily attributed to the assembled workforce of Kimball International and anticipated synergies.

Under the terms of the Agreement and Plan of Merger, the Corporation acquired all outstanding shares of Kimball International's common stock and holders of Kimball International’s outstanding common stock received $9.00 in cash and 0.1301 shares of the Corporation’s common stock for each share of Kimball International’s common stock. For fair value purposes, shares of the Corporation's common stock were valued at $25.50, the closing market price on May 31, 2023, the day preceding the transaction's close.

The total preliminary fair market value of consideration was approximately $503.7 million, which is allocated as follows:

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

The preliminary purchase price allocation of identifiable tangible and intangible assets and liabilities as of the date of acquisition is as follows:

Fair Value
Assets
Cash and cash equivalents	$10.5
Short-term investments	4.2
Receivables	47.2
Inventories, net	75.0
Prepaid expenses and other current assets	12.7
Assets held for sale	13.2
Property, plant, and equipment	201.4
Right-of-use operating leases	22.7
Goodwill	189.6
Intangible assets	85.5
Other assets	7.1
Total Assets	$669.1

Liabilities
Accounts payable and accrued expenses	$95.1
Current lease obligations - operating	3.9
Liabilities held for sale	10.1
Long-term lease obligations - operating	19.0
Other long-term liabilities	10.0
Deferred income taxes	27.3
Total Liabilities	$165.4

Net Assets and Liabilities	$503.7

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Software	3 years	$11.8
Customer lists and other	10 years	37.3
Acquired technology	17 years	16.5
Trademarks and trade names - Definite-lived	17 years	1.9
Trademarks and trade names - Indefinite-lived	Indefinite-lived	18.0
Total intangible assets		$85.5

The valuation analysis requires the use of complex management estimates and assumptions such as property appraisals, future cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation in the first half of 2024. During the current quarter, revisions were made to the purchase price allocation resulting in a net increase to goodwill of $2.3 million, primarily due to provisional valuation adjustments to inventory, personal property, right-of-use operating leases, and deferred tax liabilities. Additionally, the Corporation is currently reviewing technical income tax matters in connection with the acquisition, which may have a material impact on the financial statements as the analysis is completed.

The following table summarizes the results of Kimball International operations since the acquisition date that are included in the Corporation's Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2023. These amounts include the results of Poppin Furniture, Inc. ("Poppin") for the respective period during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity is not material to the consolidated results of the periods presented.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Net sales	$158.0	$214.0
Net income (loss)	$0.7	$(20.6)

Pro Forma Results of Operations - Kimball International Acquisition:
The following table provides pro forma results of operations for the three- and nine-month periods ended September 30, 2023 and October 1, 2022, as if Kimball International had been acquired as of January 2, 2022, the first day of the Corporation's 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International's results to HNI's financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share based compensation expense for Kimball International awards converted to HNI awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation's results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$711.6	$770.6	$2,018.3	$2,312.3
Net income	$42.0	$64.2	$55.4	$79.5

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

Divestiture - Poppin
On September 12, 2023, the Corporation closed on the sale of substantially all of the assets of Poppin for $3.1 million in cash, net of selling costs; the transaction was structured as an asset sale. Poppin had been acquired as part of the Kimball International transaction in June 2023 and was a component of the workplace furnishings segment. Balances divested include $10.2 million of inventory, $2.9 million of various other assets, $7.1 million of accounts payable and accrued expenses, and $3.0 million of operating lease obligations.

Divestiture - Lamex
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

	September 30, 2023	December 31, 2022

Finished products, net	$142.6	$121.0
Materials and work in process, net	140.6	112.8
LIFO allowance	(54.3)	(53.7)
Total inventories, net	$228.9	$180.1

Inventory valued by the LIFO costing method	91%	91%

The increase in inventory during the current year-to-date period is primarily due to the acquisition of Kimball International.

In addition to the LIFO allowance, the Corporation recorded inventory allowances of $13.9 million and $14.9 million as of September 30, 2023 and December 31, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2023	December 31, 2022
Goodwill, net	$495.6	$305.9
Definite-lived intangible assets, net	164.3	118.4
Indefinite-lived intangible assets	33.5	15.5
Total goodwill and other intangible assets, net	$693.3	$439.8

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 31, 2022
Goodwill	$148.7	$222.4	$371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	83.6	222.3	305.9

Goodwill acquired	189.6	—	189.6

Balance as of September 30, 2023
Goodwill	338.3	222.4	560.7
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of September 30, 2023	$273.3	$222.3	$495.6

Goodwill acquired in the current year relates to the acquisition of Kimball International. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$206.8	$138.9	$67.9	$194.4	$122.5	$71.9
Trademarks and trade names	16.2	6.9	9.2	14.3	5.9	8.4
Customer lists and other	134.0	46.8	87.1	80.2	42.1	38.1
Net definite-lived intangible assets	$356.9	$192.7	$164.3	$288.8	$170.4	$118.4

The increase in gross definite-lived intangible assets is due to the acquisition of Kimball International.

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Capitalized software	$5.9	$6.1	$16.8	$18.4
Other definite-lived intangibles	$2.3	$1.6	$5.8	$4.9

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2023	2024	2025	2026	2027
Amortization expense	$30.5	$31.0	$28.0	$23.3	$17.5

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Trademarks and trade names	$33.5	$15.5

The increase in indefinite-lived trademarks and trade names is due to the acquisition of Kimball International.

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

Activity associated with warranty obligations was as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance at beginning of period	$14.8	$16.0
Accruals related to acquisitions	3.5	—
Accruals for warranties issued	8.8	7.5
Settlements and other	(8.4)	(7.3)
Balance at end of period	$18.7	$16.3

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	September 30, 2023	December 31, 2022
Current - in the next twelve months	$6.5	$5.4
Long-term - beyond one year	12.2	9.4
Total	$18.7	$14.8

Note 7.  Debt

Debt is as follows:

	September 30, 2023	December 31, 2022
Revolving credit facility with interest at a variable rate (September 30, 2023 - 6.9%; December 31, 2022 - 5.6%)	$111.0	$89.1
Term loan with interest at a variable rate (September 30, 2023 - 6.9%)	300.0	—
Fixed-rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	0.4	1.3
Deferred debt issuance costs	(2.8)	(0.3)
Total debt	508.6	190.1
Less: Current maturities of debt	15.4	1.3
Long-term debt	$493.2	$188.8

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at September 30, 2023, was $411 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method using current market rates (Level 2) to be $95 million at September 30, 2023.

As of September 30, 2023, the Corporation’s revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023 with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement, and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $1.0 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 30, 2023, there was $111 million outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full remaining $314 million of borrowing capacity available under the revolving credit facility and maintain compliance with applicable covenants.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, payment of dividends, and investments in strategic initiatives.

Additionally, the Corporation has borrowings outstanding under a term loan credit facility and private placement notes.

The Corporation has $300 million of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023. The proceeds of the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. The principal amount under the term loan is subject to amortization beginning June

30, 2024, with incremental amounts due each quarter until the expiration of the term loan on the fifth year of the funding date, defined as June 1, 2028, with $15 million due within the next twelve months. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of September 30, 2023, the deferred debt issuance costs balance of $2.5 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

The Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of September 30, 2023, the deferred debt issuance costs balance of $0.2 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation has the option to repay the private placement notes upon providing 10-day notice to the noteholders. Such repayment is subject to payment of any accrued but yet unpaid interest in addition to a make-whole provision which is calculated based on current market interest rates. As of September 30, 2023, due to current market rates, the Corporation would not owe any amounts to the note holders for the make-whole provision.

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

The most restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreement, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of September 30, 2023, the Corporation was below the maximum allowable ratio and was in compliance with all of the covenants and other restrictions in the credit agreement. The Corporation expects to remain in compliance with all of the covenants and other restrictions in the credit agreement over the next twelve months.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income before income taxes	$47.4	$79.5	$42.1	$125.8
Income taxes	$9.6	$16.4	$15.6	$18.2
Effective tax rate	20.3%	20.7%	37.1%	14.5%

The Corporation’s effective tax rate was comparable in the three months ended September 30, 2023 and October 1, 2022. The effective tax rate was higher in the nine-month period ended September 30, 2023 compared to October 1, 2022, primarily due to non-deductible transaction costs in the current year related to the acquisition of Kimball International, as well as tax benefits recognized in the prior-year period for valuation adjustments related to existing deferred tax assets and basis differences tied to the sale of Lamex in July 2022.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 30, 2023
Cash and cash equivalents (including money market funds) (1)	$24.4	$24.4	$—	$—
Mutual funds in SERP (2)	$10.9	$10.9	$—	$—
Government securities (2)	$5.5	$—	$5.5	$—
Corporate bonds (2)	$7.1	$—	$7.1	$—
SERP liabilities (3)	$(10.9)	$(10.9)	$—	$—
Deferred stock-based compensation (3)	$(5.5)	$—	$(5.5)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)

Balance as of December 31, 2022
Cash and cash equivalents (including money market funds) (1)	$17.4	$17.4	$—	$—
Government securities (2)	$5.6	$—	$5.6	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (3)	$(4.7)	$—	$(4.7)	$—
Put option liability (4)	$(5.1)	$—	$—	$(5.1)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	(0.2)	(0.0)	—	—	(0.2)
Tax (expense) or benefit	—	0.0	—	—	0.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	—	(0.1)	(0.0)
Balance as of September 30, 2023	$(6.5)	$(0.6)	$(1.1)	$—	$(8.2)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(2.2)	(1.0)	—	1.1	(2.1)
Tax (expense) or benefit	—	0.2	—	(0.3)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.3)	(0.0)	—	0.0	(3.3)
Balance as of October 1, 2022	$(6.2)	$(0.7)	$(5.4)	$0.2	$(12.2)
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

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Derivative financial instrument
Interest rate swap	Interest expense, net	$—	$0.1	$0.1	$(0.1)
	Income taxes	—	(0.0)	(0.0)	0.0
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	0.0	—	(0.1)	0.0
	Income tax expense	(0.0)	—	0.0	(0.0)
Foreign currency translation
Lamex divestiture	Gain on sale of subsidiary	—	3.3	—	3.3
	Net of tax	$0.0	$3.4	$0.0	$3.3
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Dividends per common share	$0.96	$0.95

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Shares repurchased	—	1.7
Average price per share	$—	$38.11

Cash purchase price	$—	$(63.9)
Prior year purchases settled in current year	—	(1.3)
Shares repurchased per cash flow	$—	$(65.2)

As of September 30, 2023, $234.0 million of the Corporation’s Board of Directors’ ("Board") current repurchase authorizations remained unspent.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$37.8	$63.1	$26.5	$107.6
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	46.6	41.3	43.8	41.8
Potentially dilutive shares from stock-based compensation plans	0.8	0.5	0.7	0.5
Denominator for diluted EPS	47.3	41.8	44.5	42.3
Earnings per share – basic	$0.81	$1.53	$0.60	$2.57
Earnings per share – diluted	$0.80	$1.51	$0.60	$2.54

The year-over-year increase in shares outstanding is primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.1	2.0	2.1	1.9

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

The following table summarizes expense associated with these plans:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Compensation cost (benefit)	$3.7	$(2.1)	$11.3	$6.4

In the third quarter of 2022, management's estimate of cumulative profitability in connection with various tranches of performance stock units was reduced, resulting in a decrease to the aggregate expense recognized in the prior year periods.

The units granted by the Corporation had fair values as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Restricted stock units	$13.8	$7.0
Performance stock units	$6.3	$6.2

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

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of September 30, 2023:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$6.1	0.8
Non-vested performance stock units	$7.2	1.1

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $39 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers’ acceptances to guarantee certain payments to overseas suppliers; as of September 30, 2023, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and bankers’ acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $8 million as of September 30, 2023. The Corporation has determined the likelihood of making future payments under these guarantees is not considered probable and therefore no liability has been accrued.

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

In the first quarter of 2022, the Corporation entered into an agreement to lease a new facility. The lease requires approximately $61 million of legally binding minimum payments over the approximate 15-year term of the agreement. The lease accounting, which includes recording right-of-use assets, lease obligations (liabilities), and lease expense, commenced during the second quarter of 2023 and thus the asset and liability related to this agreement were recorded in the Condensed Consolidated Balance Sheet as of that time.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Sales:
Workplace furnishings	$536.8	$375.2	$1,249.5	$1,135.0
Residential building products	174.8	223.6	504.7	657.9
Total	$711.6	$598.8	$1,754.2	$1,792.9

Income (Loss) Before Income Taxes:
Workplace furnishings	$47.3	$5.6	$59.2	$11.1
Residential building products	30.9	39.6	74.5	117.0
General corporate	(21.4)	(14.0)	(74.0)	(46.5)
Gain on sale of subsidiary	—	50.6	—	50.6
Operating income	56.8	81.9	59.6	132.2
Interest expense, net	9.4	2.4	17.5	6.5
Total	$47.4	$79.5	$42.1	$125.8

Depreciation and Amortization Expense:
Workplace furnishings	$16.8	$11.3	$41.7	$34.6
Residential building products	3.5	3.2	10.2	9.3
General corporate	5.4	6.5	16.4	19.6
Total	$25.6	$21.0	$68.3	$63.5

Capital Expenditures (including capitalized software):
Workplace furnishings	$18.8	$10.0	$50.6	$26.4
Residential building products	2.7	3.6	10.1	12.1
General corporate	0.1	1.8	2.1	10.2
Total	$21.6	$15.5	$62.8	$48.7

			As of September 30, 2023	As of December 31, 2022
Identifiable Assets:
Workplace furnishings			$1,385.5	$761.5
Residential building products			488.6	493.0
General corporate			142.9	160.0
Total			$2,017.0	$1,414.5

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

	As of September 30, 2023	As of December 31, 2022
Supplier finance program obligations	$28.3	$27.4

Note 16. Restructuring and Impairment

Restructuring charges relate to exit costs in connection with the Poppin divestiture, costs tied to the closure of a small workplace furnishings eCommerce brand, and start up costs at a manufacturing facility in Mexico. Long-lived asset charges relate to asset disposals in the current year, while the corporate charge relates to impairment of an equity investment in the prior year.

		Three Months Ended		Nine Months Ended
	Classification	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Workplace Furnishings
Inventory valuation	Cost of sales	$—	$3.3	$(0.3)	$3.5
Facility set-up costs	Cost of sales	0.3	0.3	0.8	0.5

Long-lived asset charges	Restructuring and impairment charges	0.2	—	2.3	—
Exit costs	Restructuring and impairment charges	5.1	—	11.1	—

General Corporate
Investment impairment	Restructuring and impairment charges	—	—	—	1.0
Total		$5.6	$3.6	$13.9	$5.0

As of September 30, 2023 and December 31, 2022, accrued restructuring expenses of $9.2 million and $0.5 million, respectively, were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Cash payments related to restructuring charges in all periods presented were not significant, and any future costs connected to these current initiatives are not expected to be material.

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

Significant developments in the current year include the Corporation’s acquisition of Kimball International in a cash and stock transaction valued at approximately $504 million, which closed on June 1, 2023. Furthermore, in the third quarter of 2023, the Corporation completed its previously announced divestiture of Poppin, a business unit of Kimball International. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more details on the Kimball International acquisition, the Poppin divestiture, and other related information.

Consolidated net sales for the third quarter of 2023 were $711.6 million, an increase of 18.8 percent compared to net sales of $598.8 million in the prior-year quarter. The change was due to a 43.1 percent increase in the workplace furnishings segment, partially offset by a 21.8 percent decrease in the residential building products segment. The acquisition of Kimball International increased year-over-year sales by $158.0 million. The sale of the Lamex business in the third quarter 2022 decreased year-over-year sales by $2.7 million.

Net income attributable to the Corporation in the third quarter of 2023 was $37.8 million compared to net income of $63.1 million in the third quarter of 2022. The third quarter of 2022 included a pre-tax gain of $50.6 million as a result of the divestiture of the Lamex business. Excluding this item, net income increased year-over-year driven by favorable price-cost, improved net productivity, lower core selling and administrative expenses ("SG&A"), and favorable impacts of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses that exclude Kimball International, higher variable compensation, and higher interest expense.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Net sales	$711.6	$598.8	18.8%		$1,754.2	$1,792.9	(2.2)%
Cost of sales	426.3	389.3	9.5%		1,079.0	1,165.9	(7.5)%
Gross profit	285.3	209.5	36.2%		675.2	627.0	7.7%
Selling and administrative expenses	223.3	178.2	25.3%		602.2	544.3	10.6%
Gain on sale of subsidiary	—	(50.6)	(100)%		—	(50.6)	(100)%
Restructuring and impairment charges	5.3	—	100%		13.4	1.0	NM
Operating income	56.8	81.9	(30.7)%		59.6	132.2	(54.9)%
Interest expense, net	9.4	2.4	299%		17.5	6.5	172%
Income before income taxes	47.4	79.5	(40.4)%		42.1	125.8	(66.5)%
Income taxes	9.6	16.4	(41.5)%		15.6	18.2	(14.3)%
Net income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0%		0.0	(0.0)	0.0%
Net income attributable to HNI Corporation	$37.8	$63.1	(40.2)%		$26.5	$107.6	(75.4)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	40.1	35.0	510	bps	38.5	35.0	350	bps
Selling and administrative expenses	31.4	29.8	160	bps	34.3	30.4	390	bps
Gain on sale of subsidiary	—	8.5	-850	bps	—	2.8	-280	bps
Restructuring and impairment charges	0.7	—	70	bps	0.8	0.1	70	bps
Operating income	8.0	13.7	-570	bps	3.4	7.4	-400	bps
Income taxes	1.4	2.7	-130	bps	0.9	1.0	-10	bps
Net income attributable to HNI Corporation	5.3	10.5	-520	bps	1.5	6.0	-450	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the third quarter of 2023 increased 18.8 percent compared to the same quarter last year. The change was driven by $158.0 million of favorable impact from the acquisition of Kimball International in the second quarter of 2023, as well as price realization in both the workplace furnishings and residential building products segments, partially offset by lower volume in the legacy HNI businesses due to continued headwinds from macroeconomic conditions. Also included in the sales results for the current quarter is a $2.7 million unfavorable impact from the divestiture of Lamex in the third quarter of 2022.

Gross Profit

Gross profit as a percentage of net sales increased 510 basis points in the third quarter of 2023 compared to the same quarter last year, driven by favorable price-cost, improved net productivity, and the impact of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses. Favorable price-cost was attributable to the Corporation’s ability to implement price increases over the past several quarters in response to inflationary pressures. Additionally, prior-year quarter cost of sales included charges of $3.6 million primarily due to strategic restructuring of an eCommerce business in the workplace furnishings segment.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 160 basis points in the third quarter of 2023 compared to the same quarter last year. The increase was primarily driven by higher variable compensation, lower volume in the legacy HNI businesses, and the impact of the Kimball International acquisition, partially offset by lower core SG&A and price realization. The current quarter also included $2.8 million of acquisition-related fees and expenses, while the prior-year quarter included $5.6 million associated with a company-wide cost reduction initiative.

Gain on Sale of Subsidiary

In the third quarter of 2022, the Corporation recorded a one-time pretax gain of $50.6 million as a result of the divestiture of the Lamex business.

Restructuring and Impairment Charges

In the third quarter of 2023, the Corporation recorded $5.3 million of restructuring and impairment charges primarily in connection with the divestiture of Poppin.

Operating Income

In the third quarter of 2023, operating margin decreased 570 basis points compared to the same quarter last year, driven by the gain on the sale of the Lamex business in the prior year. Excluding this item, operating margin increased driven by favorable price-cost, improved net productivity, lower core SG&A, and favorable impact of the acquisition of Kimball International, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Interest Expense, Net

Interest expense, net for the third quarter of 2023 was $9.4 million, compared to $2.4 million in the same quarter last year, driven by increased borrowings associated with the acquisition of Kimball International, along with higher average interest rates on the Corporation’s variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the third quarter of 2023 was $9.6 million of expense on pre-tax income of $47.4 million, or an effective tax rate of 20.3 percent. For the third quarter of 2022, the Corporation’s income tax expense was $16.4 million on pre-tax income of $79.5 million, or an effective tax rate of 20.7 percent.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $37.8 million, or $0.80 per diluted share in the third quarter of 2023, compared to net income of $63.1 million, or $1.51 per diluted share in the third quarter of 2022.

Results of Operations - Nine Months Ended

Net Sales

Consolidated net sales for the first nine months of 2023 decreased 2.2 percent compared to the same period last year. The change was driven by lower volume in the legacy HNI business due to continued headwinds from macroeconomic conditions, backlog normalization versus the prior year period, and a $46.9 million unfavorable impact from the divestiture of Lamex in the third quarter of 2022, partially offset by a $214.0 million favorable impact from the acquisition of Kimball International and price realization in both the residential building products and workplace furnishings segments. Also included in the sales results for the current period is a $2.4 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Gross Profit

Gross profit as a percentage of net sales increased 350 basis points in the first nine months of 2023 compared to the same period last year, driven by favorable price-cost, improved operational productivity, and favorable impacts from the acquisition of

Kimball International, partially offset by lower volume in the legacy HNI businesses. Favorable price-cost was attributable to the Corporation’s continued ability to implement price increases in response to inflationary pressures.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 390 basis points in the first nine months of 2023 compared to the same period last year. The increase was driven by $37.5 million in transaction costs associated with the acquisition of Kimball International, as well as lower volume in the legacy HNI businesses. These factors were partially offset by lower core SG&A and price realization.

Gain on Sale of Subsidiary

In the first nine months of 2022, the Corporation recorded a one-time pretax gain of $50.6 million as a result of the divestiture of the Lamex business.

Restructuring and Impairment Charges

In the first nine months of 2023, the Corporation recorded $13.4 million of restructuring and impairment charges, compared to $1.0 million in the same period last year. The current period charges are primarily in connection with the divestiture of Poppin.

Operating Income

In the first nine months of 2023, operating margin decreased 400 basis points compared to the same period last year. The decrease was driven by the gain on the sale of the Lamex business in the prior year and transaction costs related to the acquisition of Kimball International in the current year. Excluding these items, operating margin increased driven by favorable price-cost, improved net productivity, lower core SG&A, and favorable impacts of the acquisition of Kimball International, partially offset by lower volume in the legacy HNI businesses.

Interest Expense, Net

Interest expense, net for the first nine months of 2023 was $17.5 million, compared to $6.5 million in the same period last year, driven by increased borrowings associated with the acquisition of Kimball International, along with higher average interest rates on the Corporation’s variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the first nine months of 2023 was $15.6 million of expense on pre-tax income of $42.1 million, or an effective tax rate of 37.1 percent. For the first nine months of 2022, the Corporation’s income tax provision was $18.2 million of expense on pre-tax income of $125.8 million, or an effective tax rate of 14.5 percent. The variation in the rate is primarily due to non-deductible transaction costs in the current year related to the acquisition of Kimball International, as well as tax benefits recognized in the prior-year period for valuation adjustments related to existing deferred tax assets and basis differences tied to the sale of Lamex in 2022.
Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $26.5 million, or $0.60 per diluted share in the first nine months of 2023, compared to net income of $107.6 million, or $2.54 per diluted share in the first nine months of 2022.

Workplace Furnishings

The following table presents summarized results of operations in the workplace furnishings segment:

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Net sales	$536.8	$375.2	43.1%		$1,249.5	$1,135.0	10.1%
Operating income	$47.3	$5.6	738%		$59.2	$11.1	431%
Operating income %	8.8%	1.5%	730	bps	4.7%	1.0%	370	bps

Three months ended

Third quarter 2023 net sales for the workplace furnishings segment increased 43.1 percent compared to the same quarter last year. The acquisition of Kimball International during the current-year quarter increased net sales by $158.0 million compared to the prior-year quarter, while the sale of the Lamex business during the third quarter of 2022 decreased net sales by $2.7 million compared to the prior year quarter. Excluding the impact of these items, segment sales increased 1.7 percent year-over-year, driven by price realization, partially offset by lower volume across most customer segments in the legacy HNI workplace businesses as a result of macroeconomic headwinds.

Operating income as a percentage of net sales in the third quarter of 2023 improved 730 basis points compared to the same period in 2022. The increase was driven by favorable price-cost, improved net productivity, favorable impacts from the Kimball International acquisition, and lower core SG&A. These factors were partially offset by restructuring and impairment costs primarily related to the exit of Poppin, higher variable compensation, and lower volume in the legacy HNI workplace businesses.

Nine Months Ended

Net sales for the first nine months of 2023 for the workplace furnishings segment increased 10.1 percent compared to the same period last year. The acquisition of Kimball International during the current-year period increased net sales by $214.0 million compared to the prior-year period, while the sale of the Lamex business during the third quarter of 2022 decreased net sales by $46.9 million compared to the prior year period. Aside from these items, segment sales decreased 4.8 percent year-over-year, with lower volume across most customer segments in the legacy HNI workplace businesses, partially offset by price realization. In addition to macroeconomic headwinds that have negatively affected volume in the current year period, during much of 2022 the workplace furnishings segment was in the midst of managing through an elevated sales order backlog as a result of supply chain issues and capacity constraints that arose in 2021. These challenges were largely resolved by the end of 2022, resulting in a more normal backlog heading into 2023 and thus lower relative volume in the current year period, compared to the prior year period.

Operating income as a percentage of net sales in the first nine months of 2023 improved 370 basis points compared to the same period in 2022. The increase was driven by favorable price-cost, lower core SG&A, improved operational productivity, and favorable impacts from the Kimball International acquisition, partially offset by lower volume in the legacy HNI workplace businesses, $11.1 million in acquisition costs, and $11.1 million in restructuring costs related to the exit of Poppin.

Residential Building Products

The following table presents summarized results of operations in the residential building products segment:

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Net sales	$174.8	$223.6	(21.8)%		$504.7	$657.9	(23.3)%
Operating income	$30.9	$39.6	(22.1)%		$74.5	$117.0	(36.3)%
Operating income %	17.7%	17.7%	0	bps	14.8%	17.8%	-300	bps

Three months ended

Third quarter 2023 net sales for the residential building products segment decreased 21.8 percent compared to the same quarter last year. The decline was driven by lower volume in both the new construction and existing home channels as a result of a drop in housing starts and reduced home remodeling activity due to higher interest rates and broader macroeconomic concerns, partially offset by price realization versus the prior-year quarter.

Operating profit as a percentage of net sales was flat in the third quarter of 2023 compared to the same quarter last year, with the impact of lower volume fully offset by favorable price-cost, improved net productivity, lower core SG&A, and lower variable compensation.

Nine months ended

Net sales for the first nine months of 2023 for the residential building products segment decreased 23.3 percent compared to the same period last year. The decline was driven by lower volume in both the new construction and existing home channels as a result of a drop in housing starts and reduced home remodeling activity due to higher interest rates and broader macroeconomic concerns, partially offset by price realization versus the prior-year period. Sales in the existing home channel were also negatively impacted by the normalization of trade inventory. Included in the sales results for the current year period was a $2.4 million favorable impact from acquiring a residential building products company in the second quarter of 2022.

Operating profit as a percentage of net sales decreased 300 basis points in the first nine months of 2023 compared to the same period last year, driven by lower volume, which was partially offset by favorable price-cost, improved net productivity, and lower variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity under the existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $111 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a source of $162.5 million of cash in the first nine months of 2023 compared to a source of $33.9 million of cash in the first nine months of 2022. Cash provided by working capital activity in the current period versus significant working capital cash usage in the prior period was the main driver of the variance. This factor was partially offset by lower net income in the current period driven by costs associated with the acquisition of Kimball International.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first nine months of 2023 were $62.8 million compared to $48.7 million in the same period last year. The increase in capital expenditures over the prior year was driven by the acquisition of Kimball International. These expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2023, capital expenditures are expected to be approximately $80 to $85 million.

Acquisitions and Divestitures - Investing activities in the current year-to-date period include $369.7 million spent related to the acquisition of Kimball International, and $3.1 million received from the sale of Poppin (net of costs to sell). Prior year activity includes $71.4 million received from the sale of the Lamex business as well as $9.2 million spent primarily to acquire residential building products companies. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility.

Additionally, in the current year, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023, to support funding of the acquisition of Kimball International, which closed in June 2023.

See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Dividends per common share	$0.32	$0.32	$0.96	$0.95

During the third quarter, the Board declared the regular quarterly cash dividend on August 15, 2023. The dividend was paid on September 8, 2023, to shareholders of record as of August 25, 2023.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. The Board most recently authorized an additional $200 million on May 17, 2022, for repurchases of the Corporation’s common stock. As of September 30, 2023, $234.0 million remained of the Board’s current repurchase authorizations. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except for the item described below, there were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first nine months of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of September 30, 2023, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

In June 2023, the Corporation acquired Kimball International (see "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements). In conducting its evaluation of the effectiveness of internal control over financial reporting, the Corporation has elected to exclude Kimball International from its evaluation as of September 30, 2023, as permitted by the regulations of the Securities and Exchange Commission.

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

There can be no assurance that the Corporation will be able to successfully integrate Kimball International’s assets or otherwise realize the expected benefits of the transaction (including operating and other cost synergies). Difficulties in integrating Kimball International into the Corporation may result in the Corporation performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the merger may not be accretive to earnings per share, may not improve the Corporation’s balance sheet position, may not enhance the Corporation’s ability to de-lever and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, or unforeseen expenses relating to integration.

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

Upon completion of the merger, the Corporation incurred approximately $390.2 million in additional indebtedness and has consolidated indebtedness of approximately $508.6 million, up from $207.9 million before the merger. The increased indebtedness of the combined company in comparison to that of the Corporation on a historical basis may have the effect, among other things, of reducing the flexibility of the Corporation to respond to changing business and economic conditions and increasing borrowing costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, provides for repurchases of an additional $200 million with no specific expiration date. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. No repurchase plans expired or were terminated during the third quarter of fiscal 2023, and no current plans are expected to expire or terminate.

The Corporation did not repurchase any of its shares during the quarter. As of September 30, 2023, $234.0 million was authorized and available for the repurchase of shares by the Corporation.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers:

The following table details “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, adoptions and terminations by directors and officers of the Corporation during the three months ended September 30, 2023:

			Trading Arrangement
Name and Title	Action	Date Adopted/ Modified/ Terminated	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Vincent P. Berger, Executive Vice President, and President, Hearth & Home Technologies LLC	Adopt	August 10, 2023	x		4,084	February 12, 2024
Steven M. Bradford, Senior Vice President, General Counsel, and Secretary	Adopt	August 10, 2023	x		50,471	July 25, 2024
Marshall H. Bridges, Senior Vice President and Chief Financial Officer	Adopt	August 10, 2023	x		10,440	February 12, 2024
Jeffrey D. Lorenger, Chairman, President, and Chief Executive Officer	Adopt	August 10, 2023	x		39,617	February 12, 2024

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
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) information concerning trading plans appearing in Part II, Item 5 of this report+

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

HNI Corporation

Date: October 31, 2023	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer