Form 10-K
period 2023-12-30
HNI CORP
filed 2024-02-27
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				December 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:					1-14225

HNI Corporation
	Iowa		(Exact name of registrant as specified in its charter)			42-0617510
	(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

			(563)	272-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2023 was $949,370,143 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the registrant are affiliates.

The number of shares outstanding of the registrant's common stock, as of February 2, 2024, was 46,888,790.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 16, 2024 are incorporated by reference into Part III.

PART I

Item 1.  Business
General

HNI Corporation (the "Corporation," "we," "us," or "our") is a provider of workplace furnishings and residential building products, which are its two reportable segments. Workplace furnishings include furniture systems, seating, storage, tables, architectural products, ancillary products, and hospitality products. These products are sold primarily through a national system of independent dealers, office product distributors, eCommerce retailers, and wholesalers but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets. In fiscal 2023, the Corporation had net sales of $2.4 billion, of which $1.7 billion or 71 percent was attributable to the workplace furnishings segment and $0.7 billion or 29 percent was attributable to the residential building products segment.

The Corporation is an Iowa corporation incorporated in 1944. It is organized into a corporate headquarters and operating units with offices, manufacturing plants, distribution centers, and sales showrooms primarily in the United States, India, and Mexico. See "Item 2. Properties" for additional related discussion.

On June 1, 2023, the Corporation acquired Kimball International, Inc. ("Kimball International") in a cash and stock transaction valued at $503.7 million. The Corporation included the financial results of Kimball International in the Consolidated Financial Statements starting as of the date of acquisition. References to "legacy" herein exclude the impact of Kimball International.

For further information with respect to acquisitions, divestitures, operating segment information, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations," "Note 4. Acquisitions and Divestitures," and "Note 16. Reportable Segment Information."

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

Workplace Furnishings
The North American workplace furnishings market consists of two primary channels — the contract channel and the small and medium-sized business ("SMB") channel. End-users across both channels are a mix of commercial, financial, healthcare, government, and education customers.

The contract channel has traditionally been characterized by sales of office furniture and services to large corporations and organizations, primarily for new office facilities, relocations, and/or office redesigns. Sales made through the contract channel are frequently customized to meet specific client and architect/designer preferences. End users generally purchase through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design. The selling process is complex, lengthy, and generally has several manufacturers competing for the same projects.

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

In addition to the above channels, the Corporation sells direct into the hospitality market through the Kimball Hospitality brand. The hospitality end market is served with a complete package of products for guest rooms and public spaces plus service support to the hospitality industry. Serving the hospitality market includes partnering with the most recognized hotel brands to meet their specific requirements for properties throughout the world by working with worldwide manufacturing partners to offer the best solution to fulfill the project.

The workplace furnishings industry is highly competitive, with a significant number of competitors offering similar products. The Corporation competes by emphasizing its ability to deliver compelling value products, solutions, and a high level of tailored customer service. The Corporation competes with large workplace furnishings manufacturers, which cover a substantial portion of the North America market share in the workplace furnishings market. Competitors include manufacturers such as MillerKnoll, Inc., Steelcase, Inc., Haworth, Inc., The Global Group, Krueger International, Inc., and Teknion Corporation, as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Residential Building Products
The Corporation also competes in the residential building products industry, where it is the North American market leader in hearth products. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December timeframe. Distribution is primarily through independent and company-owned installing distributors and retail outlets.

The hearth products market is highly competitive with products manufactured by a number of national and regional competitors. The Corporation competes against a broad range of manufacturers, including Travis Industries, Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Strategy

The Corporation’s strategy is to build on its position as a leading manufacturer of workplace furnishings and residential building products.

The foundation of the Corporation’s strategy continues to be its distinct member-owner culture, which has enabled HNI to attract, develop, retain, and motivate skilled, experienced, and efficient member-owners who are its employees, and which drives a unique level of commitment to the Corporation’s success. The Corporation aims to leverage this culture to enable profitable growth by focusing members’ efforts on the following three pillars:

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

•Own Operational Excellence (leverage lean heritage) – All HNI member-owners embrace the principles of lean manufacturing. Members utilize Rapid Continuous Improvement (RCI), which scrutinizes every facet of the business to identify areas of waste, and then refines and streamlines. RCI can be seen in action throughout the Corporation’s value chain from the manufacturing floor to the administrative offices to customer interactions, as members always look to find a better, more efficient, and more environmentally-friendly approach. This focus on RCI benefits stakeholders as the Corporation consistently delivers productivity and cost savings that allow it to grow earnings and invest in the future.

Management believes that the skillful execution of these strategic initiatives will support robust organic sales growth, margin expansion, improved returns, strong free cash flow, and position the Corporation for continued success.

Sales

Workplace Furnishings
The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of panel-based and freestanding office furniture systems, seating, benching, tables, architectural products, storage, ancillary products, hospitality products, and social collaborative items in order to meet the needs of a wide spectrum of organizations. Through its broad product offerings the Corporation is able to service business furniture needs in virtually any setting, including private office, open plan, conference rooms, training areas, cafes, lounges, collaborative spaces, healthcare, and hospitality spaces, among many others. The Corporation possesses significant expertise and vertical manufacturing capabilities allowing it the flexibility to design and manufacture new products in-house to meet changing market needs.

To meet the demands of various markets, the Corporation’s products are sold primarily under the Corporation’s brands:
HON®
Allsteel®
Beyond®
Gunlocke®
HBF®
HBF Textiles®
HNI India®
Kimball®
National®
Etc.®
Interwoven®
David Edward®
Kimball®Hospitality
D’style®

In 2023, the Corporation completed the previously announced exit of its OFM and Respawn brands.

The Corporation sells its products through various distribution channels, including the following:

•Independent, local office products dealers that specialize in the sale of office furniture and/or office products to business, government, education, and health care entities.
•National office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices. These distributors also sell through on-line and retail office products stores.
•eCommerce–focused resellers that sell a wide array of business and consumer products to commercial and non-commercial customers. Orders are fulfilled both by the Corporation and/or directly by the eCommerce reseller from inventory held in their facilities.
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
Forge & FlameTM

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

Hearth & Home sells its products through independent dealers, distributors, and 28 Corporation-owned installing distribution and retail outlets. The distribution and retail brand of this operating unit is Fireside Hearth & Home. The business has a field sales organization of sales managers, salespeople, and independent manufacturers’ representatives.

Largest Customers
In fiscal 2023, the Corporation’s five largest customers represented approximately 17 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2023, and management does not consider the Corporation’s operations or financial performance to be materially dependent on any individual customer. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

Resources

Manufacturing
The Corporation manufactures workplace furnishings in Georgia, Indiana, Iowa, Kentucky, New York, North Carolina, India, and Mexico. The Corporation manufactures hearth products in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, and most items are generally available from multiple sources. Major raw materials include steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, packaging, foam, and fiberglass.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality. The Corporation applies the principles of RCI and a lean manufacturing philosophy to leverage the creativity of its members to reduce and/or eliminate costs. The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation’s RCI process involves members, customers, and suppliers. Manufacturing also plays a key role in the Corporation’s concurrent research and development process in order to design new products for ease of manufacturability.

Research and Development
The Corporation’s research and development efforts are primarily focused on developing relevant and differentiated end-user solutions emphasizing quality, aesthetics, style, sustainable design, and reduced manufacturing costs. The Corporation accomplishes this through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, and leveraging alternative materials. The Corporation conducts its research and development efforts at both the corporate and operating unit levels. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for amounts that the Corporation has invested in research and development.

Intellectual Property
As of December 30, 2023, the Corporation owned 183 United States and 127 foreign patents with expiration dates through 2042 and had applications pending for 41 United States and 23 foreign patents. In addition, the Corporation holds 281 United States and 420 foreign trademark registrations and has applications pending for 48 United States and 58 foreign trademarks. The acquisition of Kimball International in 2023 included a number of patents and trademarks. The Corporation believes neither any individual workplace furnishings patent nor the Corporation’s workplace furnishings patents in the aggregate are material to the Corporation’s business as a whole. The Corporation’s patents covering its residential building products protect various technical innovations. While the acquisition of patents reflects Hearth & Home’s position in the market as an innovation leader, the Corporation believes neither any individual residential building product patent nor the Corporation’s residential building product patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation applies for patent protection when it believes the expense of doing so is justified and the duration of its registered patents is adequate to protect these rights. The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes neither the loss of any individual trademark nor the loss of the Corporation’s trademarks in the aggregate would materially adversely affect the Corporation’s business as a whole, except for HON®, Allsteel®, Kimball®, National®, Heat & Glo®, and Heatilator®.

Environmental Regulations and Sustainability

The Corporation is subject to a variety of environmental laws and regulations governing the use of materials and substances in products, the management of wastes resulting from use of certain material, the emission of pollutants from its operations, and the remediation of contamination associated with past releases of hazardous substances. Although the Corporation believes it is compliant with the various regulations applicable to its business, there can be no assurance requirements will not change in the future or the Corporation will not incur material costs to comply with such regulations. The Corporation has trained staff responsible for monitoring compliance with environmental, health, and safety requirements. The Corporation’s staff works with responsible personnel at each manufacturing facility, the Corporation’s legal counsel, and consultants on the management of environmental, health, and safety issues. The Corporation’s environmental objective is to reduce and, when practicable, eliminate the human and ecosystem impacts of materials and manufacturing processes.

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have such a material effect in the near future. However, there is no assurance environmental requirements or technology will not change or the Corporation will not incur material costs to comply with such regulations.

The Corporation has expanded its Corporate Social Responsibility commitment and has become a signatory to the UN Global Compact, joined RE100, committed to 100 percent renewable electricity annually by 2030, and set aggressive science-based carbon emission reduction goals aligned with the 2015 Paris Agreement. To support these goals, the Corporation has established metrics to divert waste from landfill, reduce energy use, and lower greenhouse gas emissions from its operations. The Corporation also has committed to reducing the impacts of its products through evaluations of design and development, suppliers, and supply chain performance. Integrating these sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for members. For more detailed information regarding its environmental and social goals, priorities, accomplishments, and initiatives, please refer to the Corporation’s Corporate Social Responsibility report available on its website.

Human Capital

As of December 30, 2023, the Corporation employed approximately 8,200 persons, including fewer than 100 temporary personnel.

Diversity, Equity, and Inclusion
The Corporation’s goal is for every member to always feel represented, included, and heard. The Corporation believes in:

•Unique perspectives. Diverse backgrounds bring unique perspectives, helping to drive innovation and growth.

•Fair and inclusive treatment. The Corporation seeks to treat all members with fairness and respect, ensuring all voices are heard, and allowing everyone to make meaningful contributions.

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

The Corporate Social Responsibility report does not form a part of and is not incorporated into this Annual Report on Form 10-K.

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

Workplace, health care, and hospitality furnishings industry sales are impacted by a variety of macroeconomic factors including service-sector employment levels, corporate profits, business confidence, commercial construction, office vacancy rates, and new hospitality refurbishment rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, adoption of hybrid working models following the COVID-19 pandemic has resulted in a significant decrease in worker attendance at their office location. Despite office re-entry in many markets, office occupancy levels remain below historic levels. Lower office occupancy levels have had and could continue to have an adverse impact on the demand for workplace furnishings.

Residential building products industry sales are impacted by a variety of macroeconomic factors including housing starts, housing inventory, home sales, overall employment levels, interest rates, home affordability, consumer confidence, energy costs, disposable income, and changing demographics. Industry factors, such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards, also influence residential building products industry revenues. Deterioration of economic conditions or a slowdown in the homebuilding industry and the hearth products market could decrease demand for residential building products and have additional adverse effects on operating results.

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

The workplace, health care, and hospitality furnishings and residential building products industries are highly competitive and, as a result, the Corporation may not be successful in winning new business.

The workplace, health care, and hospitality furnishings and residential building products industries are highly competitive. Many of the Corporation’s competitors in both industries offer similar products. Competitive factors include price, delivery and service, brand recognition, product design, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, including architects, designers, home-builders, and facility managers. In both industries, most of the top competitors have an installed base of products that can be a source of significant future sales through repeat and expansion orders. The Corporation’s main competitors manufacture products with strong acceptance in the marketplace and are capable of developing products that have a competitive advantage, which could make it difficult for the Corporation to win new business.

In both the workplace furnishings and residential building products industries, the Corporation faces price competition from competitors and from new market entrants who may manufacture and source products from lower cost countries. Price competition impacts the Corporation’s ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins and adversely affect future financial performance.

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

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, wholesalers, sales representatives, and eCommerce. Within these distribution channels, there has been, and may continue to be, consolidation. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers. Some distribution partners may terminate their relationship with the Corporation at any time and for any reason. Loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the Corporation’s business, operating results, or financial condition.

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

Fluctuations in the price and availability of commodities, raw materials, components, and finished goods could have an adverse effect on costs of sales, profitability, and ability to meet customers’ demand. The Corporation sources commodities, raw materials, components, and finished goods from domestic and international suppliers. From both domestic and international suppliers, the cost and availability of commodities, raw materials, components, and finished goods including steel have been significantly affected in recent years by, among other things, changes in global supply and demand, the COVID-19 pandemic, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, inflationary forces, natural disasters, labor disputes, military action, terrorism, and political unrest or instability. These factors could lead to price volatility or supply interruptions in the future. Profit margins could be adversely affected if commodity, raw material, component, and finished good costs increase and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

The Corporation relies primarily on third-party freight and transportation providers to deliver products to customers. Increasing demand for freight providers and a shortage of qualified drivers has caused delays and may cause future delays in shipments and increase the cost to ship its products, which may adversely affect profitability. The Corporation also imports and exports products and components, primarily using container ships, which load and unload through North American ports. Capacity-related and/or port-caused delays in the shipment or receipt of products and components, including labor disputes, have caused and could cause delayed receipt of products and components, which may adversely affect sales and profitability.

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

To meet the changing needs of customers and keep pace with market trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance, the Corporation regularly introduces new workplace furnishings and residential building products. The introduction of new products requires the coordination of the design, manufacturing, and marketing of the products, which may be affected by uncontrollable factors. The design and engineering of certain new products varies but can extend beyond a year, and further time may be required to achieve client acceptance. The Corporation may face difficulties if it cannot successfully align itself with independent architects, home-builders, and designers who are able to design, in a timely manner, high-quality products consistent with the Corporation’s image and customers’ needs. Accordingly, the launch of a product may be later or less successful than originally anticipated, limiting sales growth or causing sales to decline.

Natural disasters, acts of God, force majeure events, or other catastrophic events may impact the Corporation’s production capacity and, in turn, negatively impact profitability.

Natural disasters, acts of God, global pandemics or epidemics, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, floods, and fires, could disrupt operations and the ability to produce or deliver products. Some of the Corporation’s production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River, and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the results of operations and business conditions. Further, several of the Corporation’s production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect operations and business conditions. Members are an integral part of the business and events such as those described above could negatively impact the availability of members reporting for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation’s computer system could adversely affect the ability to receive and process customers’ orders, procure materials, manufacture products and ship products on a timely basis, which could adversely affect relations with customers and potentially reduce customer orders or result in the loss of customers.

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

The Corporation depends significantly on its executive officers and other key personnel. The Corporation’s success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities that meet customers’ changing needs. To do so, the Corporation must retain qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. The Corporation focuses on continuous training, motivation, and development of its members, and it strives to attract and retain qualified personnel. Failure to retain the Corporation’s executive officers and retain and attract other key personnel could adversely affect the Corporation’s business.

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

The benefits of acquisitions or alliances pursued as one of the Corporation’s growth strategies may take more time than expected to develop or integrate into operations. In addition, an acquisition or alliance may not perform as anticipated, be accretive to earnings, or prove to be beneficial to the Corporation’s operations and cash flow. Acquisitions and alliances involve a number of risks, including:

•diversion of management’s attention from operations;
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

The Corporation may not achieve the intended benefits of its recent merger with Kimball International.

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

The future results of the Corporation may be adversely impacted if the Corporation does not effectively manage its expanded operations following the completion of the merger with Kimball International.

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

The combined company incurred substantial expenses related to the completion of the merger of the Corporation with Kimball International and expects to continue to incur substantial expenses relating to their integration.

In connection with the merger and ongoing integration efforts, the combined company incurred and is expected to continue to incur substantial expenses. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs are non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation. The Corporation may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. The Corporation and Kimball International also incurred transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction- and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Uncertainties associated with the merger with Kimball International may cause a loss of management personnel and other key employees, and the Corporation may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the Corporation after the completion of the merger.

The Corporation is dependent on the experience and industry knowledge of its management personnel and other key employees to execute its business plans. The success of the Corporation after the completion of the merger with Kimball International depends in part upon the ability of the Corporation to attract, motivate and retain key management personnel and other key employees. Current and prospective employees of the Corporation may experience uncertainty about their roles within the combined company, which may have an adverse effect on the ability of the Corporation to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the Corporation will be able to attract, motivate or retain management personnel and other key employees of the Corporation to the same extent that the Corporation and Kimball International have previously been able to attract or retain their own employees prior to the merger.

The merger with Kimball International may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

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

Upon completion of the merger, the Corporation incurred approximately $390.2 million in additional indebtedness and as of December 30, 2023 has consolidated indebtedness of approximately $435.8 million, up from $207.9 million before the merger. The increased indebtedness of the combined company in comparison to that of the Corporation on a historical basis may have the effect, among other things, of reducing the flexibility of the Corporation to respond to changing business and economic conditions and increasing borrowing costs.

If the Corporation incurs additional indebtedness in future periods, the risks related to the substantial indebtedness of the Corporation after the completion of the merger may intensify.

The market price of the Corporation’s common stock after the merger may be affected by factors different from those affecting the price of the Corporation’s common stock before the merger with Kimball International.

As the businesses of the Corporation and Kimball International are different, the results of operations as well as the price of the Corporation’s common stock may be affected by factors different from those factors that affected the Corporation before the merger. Following the transaction, the Corporation faces additional risks and uncertainties that the Corporation or Kimball International may not have previously been exposed to as independent companies.

Goodwill and other intangible assets represent a significant amount of the Corporation’s total assets, and an impairment charge would adversely affect the Corporation’s financial results.

The Corporation recorded $272.8 million of goodwill and other intangible assets in connection with the merger with Kimball International, and as of December 30, 2023, the Corporation’s goodwill and other intangible assets of $651.9 million represented approximately 34 percent of its total consolidated assets. Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist. In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation’s goodwill or intangible assets to be impaired, the Corporation could be required to recognize additional non-cash impairment charges, which would adversely affect the results of operations. See "Note 6. Goodwill and Other Intangible Assets" for information on impairment charges.

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

These risks may be elevated given the current uncertainties around the impact of the conflicts in Europe and the Middle East, ongoing disputes and increased tensions related to global trade, and complexities with foreign regulatory environments including the decreased ability of United States regulators to exercise oversight of subsidiaries of United States companies based in certain international jurisdictions.

Additionally, although the Corporation primarily sells products and reports the financial results in United States dollars, increased business in countries outside the United States creates exposure to fluctuations in foreign currency exchange rates. Paying expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of United States dollars, which may affect profits. In the future, any foreign currency appreciation relative to the United States dollar would increase expenses that are denominated in that currency. Additionally, as the Corporation reports currency in the United States dollar, the financial position is affected by the strength of the currencies in countries where the Corporation has operations relative to the strength of the United States dollar.

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

The Corporation’s sales to the United States federal, state, and local governments are subject to uncertain future funding levels and federal, state, and local procurement laws and are governed by restrictive contract terms, any of which factors could limit current or future business.

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

Through the past and present operation and ownership of manufacturing facilities and real property, the Corporation is subject to extensive and changing federal, state, and local environmental laws and regulations, both domestic and abroad, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. Compliance with environmental regulations has not had a material effect on capital expenditures, earnings, or competitive position to date, but compliance with current laws or more stringent laws or regulations which may be imposed in the future, stricter interpretation of existing laws or discoveries of contamination at the Corporation’s real property sites which occurred prior to ownership, or the advent of environmental regulation may require additional expenditures in the future, some of which may be material.

Costs related to product defects could adversely affect the Corporation’s profitability.

The Corporation incurs various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs. These expenses relative to product sales vary and could increase. The Corporation uses chemicals and materials in products and includes components in products from external suppliers, which it believes to be safe and appropriate for their designated use. Harmful effects, however, may later become known, which could subject the Corporation to litigation and significant losses. The Corporation maintains reserves for product defect-related costs but these reserves may not be adequate to cover actual claims. Incorrect estimates or any significant increase in the rate of product defect expenses could have a material adverse effect on operations.

Iowa law and provisions in the Corporation’s charter and bylaws may have the effect of preventing or hindering a change in control and adversely affecting the market price of its common stock.

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
FINANCING RISKS
The financing arrangements that the Corporation entered into in connection with the merger with Kimball International contain restrictions and limitations that may, under certain circumstances, significantly impact the Corporation’s ability to operate its business.
The Corporation incurred significant new indebtedness in connection with its merger with Kimball International. The agreements governing the indebtedness that the Corporation incurred in connection with the merger, including, but not limited to, the Term Loan Credit Agreement may, under certain circumstances, impose significant operating and financial restrictions on the Corporation. Specifically, the debt agreements restrict the Corporation’s ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted, sell, lease, license, or dispose of certain assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. These restrictions may affect the Corporation’s ability to operate its business and may limit the Corporation’s ability to take advantage of potential business opportunities as they arise.

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

Various risks, uncertainties and events beyond the Corporation’s control could affect its ability to comply with the covenants contained in its financing agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, the Corporation might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the Corporation’s ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing. The debt agreements also require the Corporation to maintain certain financial covenants.

Rising interest rates and future increases will likely increase interest cost on the Corporation’s debt and could materially adversely impact the Corporation’s ability to refinance existing debt and limit its acquisition and development activities going forward.

The U.S. Federal Reserve has raised the benchmark interest rate multiple times during 2023, and there can be no assurances that the rate will not further increase in the future. The agreements governing the indebtedness that the Corporation incurred in connection with the merger and otherwise, including, but not limited to, the Term Loan Credit Agreement, contain interest rates tied to various benchmark rates in effect at any given time, so as interest rates have increased, so has the Corporation’s interest costs for any new debt assumed in connection with the merger and in the normal course of our operations and any additional increases could further increase these costs. This increased cost could make the financing of any acquisition and development activity more costly, as well as lower future period earnings due to higher cost of borrowing.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy. Cybersecurity risk management is an integral part of the Corporation’s enterprise risk management program. The cybersecurity risk management program is designed to align with industry best practices, is generally based on the framework established by the National Institute of Standards and Technology (NIST), provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications and services provided by third parties, and facilitates coordination across different departments of the Corporation. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a threat, including whether the threat is associated with a third-party service provider, implementing countermeasures and mitigation strategies, and informing management and the Board of Directors of material cybersecurity threats, incidents, and impact.

The cybersecurity team under the direction of the Corporation’s Chief Information and Digital Officer ("CIDO"), is responsible for assessing, deploying, and managing the cybersecurity risk management program. Recognizing the complexity and evolving nature of cybersecurity threats, the cybersecurity team engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing the Corporation’s risk management systems. The collaboration with these independent third-parties includes regular threat assessments, such as penetration tests and table-top exercises, and consultation on security enhancements. In addition, the cybersecurity team provides training to applicable members annually and ongoing cybersecurity education. Additionally, the Corporation maintains cyber risk insurance.

Depending on the products and services provided and the potential for data exchange and technology risk, suppliers and other third-party service providers are evaluated by the cybersecurity organization to assess their security and data protection capabilities. Additionally, security and data-focused contract provisions are incorporated where necessary in supplier and other service provider agreements to include industry-standard security and resiliency requirements that include timely reporting of cybersecurity incidents. The Corporation periodically reviews independent assessments of major service providers.

Governance. The Board of Directors has overall oversight responsibility for risk management. Oversight of cybersecurity risks has been delegated to the Audit Committee of the Board of Directors. The Audit Committee also reports material cybersecurity risk to the full Board of Directors.

The Audit Committee is responsible for ensuring management has processes in place designed to identify and evaluate cybersecurity risks to which the Corporation is exposed and implement programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management under the CIDO is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential risk exposures are monitored, implementing appropriate mitigation measures and maintaining cybersecurity programs. The CIDO and cybersecurity team members are certified and/or experienced information systems security professionals and information security managers with many years of experience.

The CIDO receives reports from the cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Appropriate procedures for communication to the Audit Committee are also built into the incident response plan.

The CIDO regularly updates the Audit Committee and the full Board of Directors on the Corporation’s cybersecurity risk management program, material cybersecurity risks, and mitigation strategies. Management provides the Audit Committee with quarterly cybersecurity reports that cover, among other topics, third-party assessments of the Corporation’s cybersecurity risk management program, developments in cybersecurity, and updates to the Company’s cybersecurity risk management program and mitigation strategies.

Cybersecurity Threats. The Corporation has not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Corporation. There can be no assurance that this will continue to be the case. Notwithstanding the Corporation’s investment in cybersecurity, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on its business, results of operations or financial condition. For a discussion of cybersecurity risks affecting the Corporation’s business, see "Item 1A. Risk Factors - STRATEGIC AND OPERATIONAL RISKS - The Corporation relies on information technology systems to manage numerous aspects of the business and a disruption or failure of these systems could adversely affect business, operating results, and financial condition." which is incorporated by reference into this Item 1C.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States as well as in India and Mexico, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 11.6 million square feet. Of this total, approximately 3.2 million square feet are leased.

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

The Corporation’s principal manufacturing and distribution facilities (100,000 square feet or larger in size) are as follows:

	Number of Facilities		Square Feet (in thousands)
Location	Workplace Furnishings	Residential Building Products	Owned	Leased
Muscatine, IA	6	—	2,211	—
Jasper, IN	5	—	1,223	—
Santa Claus, IN	2	—	684	—
Lake City, MN	—	2	342	—
Other U.S.	11	6	2,669	1,554
Outside U.S.	2	—	355	540

There are no major third-party encumbrances on Corporation-owned properties. Refer to the Property, Plant, and Equipment section in the "Consolidated Balance Sheets" for related cost, accumulated depreciation, and net book value data.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about our Executive Officers

Name	Age	Family Relationship	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	51	None	Executive Vice President, HNI Corporation President, Hearth & Home Technologies	2018 2016
Steven M. Bradford	66	None	Senior Vice President, General Counsel and Secretary	2015
Marshall H. Bridges	54	None	Senior Vice President and Chief Financial Officer	2018
B. Brandon Bullock	47	None	President, The HON Company	2018
Jason D. Hagedorn	51	None	President, Allsteel LLC	2020	Vice President & General Manager, Product Strategy and Finance, HNI Corporation (2017-2020)
Jeffrey D. Lorenger	58	None	Chairman President and Chief Executive Officer	2020 2018
Donna D. Meade	58	None	Vice President, Member and Community Relations	2014
Gregory A. Meunier	54	None	Executive Vice President, Global Operations, Kimball International	2020	Vice President, Global Operations, National Office Furniture (a subsidiary of Kimball International) (2016-2020)
Radhakrishna S. Rao	58	None	Vice President, Chief Information & Digital Officer	2019	Vice President & Chief Information Officer at Ricoh Americas (2016-2019)
Michael J. Roch	46	None	Chief Customer Officer, Kimball International	2021	Senior Vice President, Sales, Kimball International (2020-2021); Vice President, Sales, National Office Furniture (a subsidiary of Kimball International) (2014-2020)
Kourtney L. Smith	54	None	Chief Operating Officer, Kimball International	2023	Chief Operating Officer Kimball Workplace & Health (2021-2023); President, Kimball Workplace (2020-2021); President, National Office Furniture (a subsidiary of Kimball International) (2018-2020)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI. As of December 30, 2023, the Corporation had approximately 6,588 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 73 percent of prior year earnings or 39 percent of prior year cash flow from operating activities. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of December 30, 2023, $233.5 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2023:

Period	Total Number of Shares (or Units) Purchased (in thousands) (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
10/01/23 - 10/28/23	—	$—	—	$234.0
10/29/23 - 11/25/23	—	$—	—	$234.0
11/26/23 - 12/30/23	10.0	$41.98	10.0	$233.5
Total	10.0		10.0
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

The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022. The financial statements for fiscal years 2023, 2022, and 2021 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for expansion.

In 2023, significant developments included the second quarter acquisition of Kimball International in a cash and stock transaction valued at approximately $503.7 million, and the subsequent divestiture of Poppin Furniture, Inc, a business unit of Kimball International ("Poppin"), during the third quarter. In 2022, the Corporation completed its divestiture of its China- and Hong Kong-based Lamex office furniture business ("Lamex"), which was a component of the workplace furnishings segment. See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more details on the Kimball International acquisition, the Poppin divestiture, the Lamex divestiture, and other related information. These acquisition and divestiture transactions affect the comparability of results between years.

Consolidated net sales for 2023 were $2.434 billion, an increase of 3.1 percent compared to net sales of $2.362 billion in the prior year. The change was driven by 17.1 percent year-over-year sales growth in the workplace furnishings segment, partially offset by a 20.8 percent decrease in the residential building products segment. The acquisition of Kimball International increased year-over-year sales by $361.4 million and the acquisition of a residential building products company in 2022 increased year-over-year sales by $2.4 million. The divestiture of Lamex in 2022 reduced year-over-year sales by $46.9 million.

Net income attributable to the Corporation in 2023 was $49.2 million compared to net income of $123.9 million in 2022. The prior year included a pre-tax gain of $50.4 million on the sale of Lamex, while the current year included $41.2 million of acquisition costs associated with the Kimball International transaction and $31.0 million of goodwill and intangible asset impairment charges at small workplace furnishings business units. Excluding these items, net income increased in the current year driven by favorable price-cost, improved net productivity, favorable impacts from the acquisition of Kimball International, and lower core selling and administrative expenses ("SG&A"), partially offset by lower volume in the legacy HNI businesses (excluding Kimball International), higher variable compensation, and increased interest expense.

See "Note 6. Goodwill and Other Intangible Assets" and "Note 17. Restructuring and Impairment" in the Notes to Consolidated Financial Statements for further information regarding restructuring and impairment charges.

Results of Operations

The following table presents certain results of operations:

	2023	2022	Change
Net sales	$2,434.0	$2,361.8	3.1%
Cost of sales	1,485.7	1,526.9	(2.7)%
Gross profit	948.3	834.9	13.6%
Selling and administrative expenses	813.2	723.4	12.4%
Gain on sale of subsidiary	—	(50.4)	(100)%
Restructuring and impairment charges	44.8	6.7	572%
Operating income	90.3	155.2	(41.8)%
Interest expense, net	25.5	8.8	189%
Income before income taxes	64.8	146.4	(55.7)%
Income tax expense	15.6	22.5	(30.7)%
Net income (loss) attributable to non-controlling interest	0.0	(0.0)	NM
Net income attributable to HNI Corporation	$49.2	$123.9	(60.3)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	39.0	35.4	360	bps
Selling and administrative expenses	33.4	30.6	280	bps
Gain on sale of subsidiary	—	2.1	-210	bps
Restructuring and impairment charges	1.8	0.3	150	bps
Operating income	3.7	6.6	-290	bps
Income tax expense	0.6	1.0	-40	bps
Net income attributable to HNI Corporation	2.0	5.2	-320	bps

Net Sales

Consolidated net sales for 2023 increased 3.1 percent compared to the prior year. The change was driven by the acquisition of Kimball International, which increased year-over-year sales by $361.4 million and price realization in both the residential building products and workplace furnishings segments, partially offset by lower volume in the legacy HNI businesses due to continued headwinds from macroeconomic conditions. Also included in the sales results for the current year is a $46.9 million unfavorable impact from the divestiture of Lamex in 2022, and a $2.4 million favorable impact from the acquisition of a residential building products business in 2022.

Gross Profit

Gross profit as a percentage of net sales increased 360 basis points in 2023 compared to 2022, driven by favorable price-cost, improved net productivity, and the impact of the Kimball International acquisition, partially offset by lower volume in legacy HNI businesses. Favorable price-cost was attributable to the Corporation’s ability to implement price increases over the past several quarters in response to inflationary pressures.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 280 basis points in 2023 compared to 2022, driven by $41.2 million of acquisition-related fees and expenses along with lower volume in legacy HNI businesses and higher variable compensation, partially offset by lower core SG&A and dilution from price realization. The prior year also included expenses of $8.0 million associated with a company-wide cost reduction initiative.

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

Gain on Sale of Subsidiary

In the prior year, the Corporation recorded a pre-tax gain of $50.4 million as a result of the divestiture of Lamex in July 2022.

Restructuring and Impairment Charges

In the current year the Corporation recorded restructuring and impairment charges primarily comprised of $31.0 million of impairments of goodwill and intangible assets at small business units in the workplace furnishings segment as well as $9.8 million of restructuring charges associated with the divestiture of Poppin. In the prior year, the Corporation recorded restructuring and impairment charges of $6.7 million primarily related to efforts to drive business simplification and improve long-term profitability in the workplace furnishings segment, including the restructuring of an eCommerce business. See "Note 17. Restructuring and Impairment" in the Notes to Consolidated Financial Statements for further information relating to these costs.

Operating Income

For 2023, operating income as a percentage of net sales decreased 290 basis points compared to 2022. The prior year included a pre-tax gain of $50.4 million on the sale of Lamex, while the current year included $41.2 million of acquisition costs associated with the Kimball International transaction and $31.0 million of goodwill and intangible asset impairment charges at small workplace furnishings business units. Excluding these items, operating income as a percentage of net sales increased year-over-year driven by favorable price-cost, improved net productivity, favorable impacts from the acquisition of Kimball International, and lower core selling, general, and administrative expenses, partially offset by lower volume at legacy HNI businesses and higher variable compensation.

Interest Expense, Net

Interest expense, net was $25.5 million and $8.8 million in 2023 and 2022, respectively. The increase was driven by higher average outstanding borrowings resulting from indebtedness incurred to fund the acquisition of Kimball International and higher interest rates in 2023 on the Corporation’s variable-rate revolving credit facility.

Income Taxes

The following table summarizes the Corporation’s income tax provision:

	2023	2022
Income before income taxes	$64.8	$146.4
Income tax expense	$15.6	$22.5
Effective tax rate	24.1%	15.4%

The income tax provision reflects a higher rate in 2023 compared to 2022, primarily due to the sale of the Lamex business in the prior year. This transaction created valuation allowance adjustment tax benefits related to existing deferred tax assets, as well as basis differences, which significantly reduced the Corporation’s effective tax rate in the prior year. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $49.2 million or $1.09 per diluted share in 2023 compared to $123.9 million or $2.94 per diluted share in 2022.

Comparison of Fiscal Year Ended December 31, 2022 with the Fiscal Year Ended January 1, 2022

To review discussion and analysis of the consolidated and segment-level results of operations for the fiscal year ended December 31, 2022 compared with the fiscal year ended January 1, 2022, refer to "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 28, 2023.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	2023	2022	Change
Net sales	$1,740.3	$1,486.2	17.1%
Operating profit	$68.6	$3.4	NM
Operating profit %	3.9%	0.2%	370	bps

Net sales in 2023 for the workplace furnishings segment increased 17.1 percent compared to 2022. The impact of the acquisition of Kimball International increased net sales by $361.4 million, while the sale of Lamex in the third quarter of 2022 decreased net sales by $46.9 million compared to the prior year. Excluding the effects of these transactions, segment sales were down 4.2 percent, with lower volume across most customer segments in the legacy HNI workplace businesses, partially offset by price realization. In addition to macroeconomic headwinds that have negatively affected volume in the current year, during much of 2022 the workplace furnishings segment was in the midst of managing through an elevated sales order backlog as a result of supply chain issues and capacity constraints that arose in 2021. These challenges were largely resolved by the end of 2022, resulting in a more normal backlog heading into 2023 and thus lower relative volume in the current year compared to the prior year.

Operating profit as a percentage of net sales increased 370 basis points in 2023 compared to 2022. The current year included $31.0 million in goodwill and intangible asset impairment charges at small workplace furnishings business units and $12.5 million in transaction-related fees and expenses associated with the acquisition of Kimball International. Excluding these items, operating profit as a percentage of sales increased driven by favorable price-cost, favorable impacts from the acquisition of Kimball International, improved net productivity, lower core SG&A, and lower restructuring costs, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	2023	2022	Change
Net sales	$693.7	$875.6	(20.8%)
Operating profit	$116.6	$158.7	(26.5%)
Operating profit %	16.8%	18.1%	-130	bps

Net sales in 2023 for the residential building products segment decreased 20.8 percent compared to 2022, driven by lower volume in both the new construction and existing home channels as a result of housing market weakness and reduced home remodeling activity due to higher interest rates and broader macroeconomic concerns, partially offset by price realization. Sales in the existing home channel were also negatively impacted by the normalization of trade inventory. Included in the 2023 sales results was a $2.4 million favorable impact from the acquisition of a residential building products company in 2022.

Operating profit as a percentage of net sales decreased 130 basis points in 2023 compared to 2022. The decrease was driven by lower volume, partially offset by favorable price-cost, improved net productivity, lower core SG&A, and lower variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $34.5 million at the end of 2023, compared to $19.5 million at the end of 2022. These funds, coupled with cash flow from future operations, borrowings expected to be available under the Corporation’s existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $38.5 million currently outstanding, and maintain compliance with financial covenants under the facility. As of the end of 2023, $4.0 million of cash was held overseas and considered permanently reinvested. If such amounts were repatriated, such an action could result in additional foreign withholding and state tax expense to the Corporation. The

Corporation does not believe treating this cash as permanently reinvested will have any impact on the ability of the Corporation to meet its obligations as they come due.

Cash Flow – Operating Activities
Operating activities were a source of $267.5 million of cash in 2023, compared to a source of $81.2 million cash in 2022. The higher cash generation compared to the prior year was primarily due to changes in working capital. Changes in working capital balances resulted in a $76.5 million source of cash in 2023 compared to a $72.7 million use of cash in the prior year. Driving the working capital year-over-year change is lower inventory in the legacy HNI businesses as a result of reduced volume and stabilized cost and supply chain requirements. Additionally, the Corporation’s legacy accounts payable, accrued expense, and prepaid expense levels have normalized after significant volatility experienced earlier in the decade due to impacts of the pandemic.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory. Management believes recorded trade receivable valuation allowances at the end of 2023 are adequate to cover the risk of potential bad debts. Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 1.4 percent and 1.5 percent at the end of 2023 and 2022, respectively. The Corporation’s inventory turns were 7.9 and 8.4 for 2023 and 2022, respectively.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, were $79.1 million in 2023 and $68.4 million in 2022. The increase in capital expenditures over the prior year was driven by the addition of Kimball International. The Corporation’s expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology. The Corporation anticipates capital expenditures for 2024 in an estimated range of $90 million to $100 million.

Acquisitions and Divestitures - Investing activities in the current year include $369.7 million spent related to the acquisition of Kimball International, and $2.7 million received from the sale of Poppin (net of costs to sell). Prior year activity includes $69.5 million received from the sale of the Lamex business as well as $11.4 million spent primarily to acquire residential building products companies. See "Note 4. Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities represent periodic borrowings and repayments under the revolving credit facility. Additionally, in the current year, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023, to support funding of the acquisition of Kimball International that closed in June 2023. See "Note 7. Debt" in the Notes to Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows:

	2023	2022
Dividends per common share	$1.28	$1.27

The last quarterly dividend increase was from $0.31 to $0.32 per common share effective with the June 8, 2022 dividend payment for shareholders of record at the close of business on May 27, 2022. The average dividend payout percentage for the most recent three-year period has been 73 percent of prior year earnings or 39 percent of prior year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation-related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. As of December 30, 2023, $233.5 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements for further information.

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

Cash Requirements

As of December 30, 2023, the Corporation has the following obligations and commitments to make future payments:

Purchase Obligations - The Corporation’s purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase. Estimated purchase obligations total $137 million during 2024 and $30 million thereafter.

Debt - Debt principal obligations are approximately $8 million during 2024 and $431 million thereafter. Interest obligations from debt are estimated to be approximately $28 million during 2024 and $74 million thereafter. Refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements for additional information.

Deferred Compensation - Deferred compensation cash obligations related to legacy HNI plans are expected to be approximately $0.3 million during 2024 and $2.1 million thereafter. Refer to "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for additional information. The Corporation also acquired a supplemental employee retirement plan in connection with the Kimball International transaction. Obligations related to this plan are expected to be $4 million during 2024 and $7 million thereafter. Refer to "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Post-Retirement Benefit Plan - Post-retirement benefit plan payments are expected to be approximately $1 million during 2024 and $11 million in aggregate from 2025 through 2033. Refer to "Note 13. Post-Retirement Health Care" in the Notes to Consolidated Financial Statements for additional information.

Operating and Finance Leases - Operating and finance lease obligations are expected to be approximately $36 million during 2024 and $148 million thereafter. There were no material commitments related to leases which had been signed but not commenced as of the end of 2023. Refer to "Note 14. Leases" in the Notes to Consolidated Financial Statements for additional information.

Other Obligations - Other long-term obligations of approximately $18 million are primarily comprised of a put option, interest rate swap, and uncertain tax liabilities. Additionally, in 2022 the Corporation entered into a long-term commitment to purchase solar energy from a local utility to satisfy a portion of the Corporation’s electricity demand in the Muscatine, Iowa area. The project is currently estimated to commence in 2025 with the Corporation’s future commitment totaling approximately $13 million. For the Corporation’s estimated future obligations related to product warranties and self-insured liabilities, refer to "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Litigation and Uncertainties

See "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by macroeconomic conditions, including the recent dynamics around housing, cost inflation, and interest rates. However, management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets. Management believes the Kimball International acquisition will continue to generate new opportunities for growth, and the Corporation continues to compete well in its legacy business markets.

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

Goodwill and Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter) or whenever indicators of impairment exist. Asset impairment charges associated with the Corporation’s goodwill and intangible assets impairment testing are discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

The Corporation reviews goodwill at the reporting unit level, which refers to components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The valuations employ present value techniques to measure fair value and consider market factors. In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

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

The key to recoverability of goodwill is the forecast of economic conditions and its impact on future revenues, operating profit, and cash flows. Management’s projection for the United States office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the U.S. housing market, credit availability, borrowing rates, and overall consumer confidence. In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional goodwill impairment charges.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter) or whenever an indication of impairment exists. Consistent with goodwill impairment testing, a qualitative assessment may be performed to determine whether it is more likely than not the fair value of indefinite-lived trade names is less than the carrying amount. If it is determined necessary to perform a quantitative test, the estimate of the fair value of the trade names is based on a discounted cash flows model using inputs which include: projected revenues, assumed royalty rates that would be payable if the trade names were not owned, and discount rates.

The Corporation also leverages intangible asset valuation procedures in connection with the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in the Corporation’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill.

As described in "Note 4. Acquisitions and Divestitures" to the consolidated financial statements, on June 1, 2023, the Corporation completed its acquisition of Kimball International in a transaction valued at $503.7 million, resulting in the recognition of intangible assets with aggregate value of approximately $110 million. The largest intangible asset acquired was customer lists valued at $47 million. Management determined the fair value of the acquired customer list intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rates and customer retention rates. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, discount rates, customer retention rates, and fair value estimates using the cash flow projections.

The fair value of assets acquired and liabilities assumed is subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Self-Insurance
The Corporation is primarily self-insured or carries high deductibles for general, auto, and product liability, workers’ compensation, and certain employee health benefits. The general, auto, product, and workers’ compensation liabilities are managed via a wholly-owned insurance captive, with estimated liabilities of $24.8 million and $23.8 million as of December 30, 2023 and December 31, 2022, respectively, included in the Consolidated Balance Sheets. Certain risk exposures are mitigated through the use of independent third party stop loss insurance coverages.

The Corporation’s policy is to accrue amounts in accordance with the actuarial determined liabilities. The actuarial valuations are based on historical and current factors such as cost experience, claim frequency, and demographic information, along with certain assumptions about future events including legal actions, medical cost inflation, the number or severity of claims, and the magnitude and change of actual experience development. No changes were made to the methodologies utilized to estimate self-insurance reserves in 2023. While the recorded amounts are sensitive to the assumptions and factors described herein, management believes that such assumptions and actuarial methods used to determine self-insurance reserves are reasonable and provide an appropriate basis for estimating the liabilities. However, inherent uncertainty due to variability in the facts and circumstances of individual claims, as well as the length of time from incurrence of claims to final settlement, may result in the Corporation’s ultimate exposure differing significantly from what is currently estimated.

As of December 30, 2023, the Corporation’s self-insurance reserve was accrued within an actuarial determined range, which accounts for the subjective nature of the estimate. The span of the current range is approximately $6 million.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances disclosures regarding segment performance, including information about the chief operating decision maker and measures used to assess performance. The ASU becomes effective for the Corporation beginning with its annual period ending December 2024, and interim periods beginning with first quarter of 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact on the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. Additionally, the ASU requires disclosure of pretax income (or loss) and income tax (or benefit) disaggregated by domestic and foreign. Finally, the ASU removes the requirement of certain disclosures related to unrecognized tax benefits. The ASU becomes effective for the Corporation beginning with its annual period ending December 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact on the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements. Interest rate risk arises from variable interest debt obligations. The Corporation terminated its prior interest rate swap agreement during 2022, and entered into a new interest rate swap agreement in November 2023.

As of December 30, 2023, the Corporation had $39 million of debt outstanding under the Corporation’s $425 million revolving credit facility, and $300 million of debt outstanding under a term loan agreement, both of which bore variable interest based on the Secured Overnight Financing Rate ("SOFR") and are subject to market risk from interest rate fluctuations. The Corporation may utilize additional borrowings under the revolving credit facility over the course of the year, which will be subject to the variable borrowings rate as defined. As of November 2023, the Corporation had an interest rate swap agreement in place to fix the interest rate on $100 million principal amount of the Corporation’s term loan. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent instead of SOFR. As of December 30, 2023, the Corporation had $200 million of borrowings under the term loan which were not covered by the interest rate swap agreement. Based on the Corporation’s variable-rate debt balance outstanding at December 30, 2023, a hypothetical 100 basis point change in the applicable interest rates would not have a material impact on the interest expense incurred by the Corporation.

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

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations. The most significant material purchases and cost for the Corporation are for steel, plastics, textiles, wood particleboard, and cartoning. The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas. All of these materials are increasingly impacted by global market conditions. The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Periodically margins are negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices. The Corporation believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as a risk to the business.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K. As of December 30, 2023, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm are included in "Item 15. Exhibit and Financial Statement Schedules" of this report under the headings "Management Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, and management’s annual report is incorporated herein by reference.

In the second quarter of 2023, the Corporation acquired Kimball International (See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for additional information). Due to the timing of the transaction management has excluded Kimball International from the annual assessment of the effectiveness of internal control over financial reporting as of December 30, 2023. Kimball International represents approximately 32 percent of the Corporation’s consolidated total assets as of December 30, 2023 and 15 percent of net sales of the Corporation for the year ended December 30, 2023.

Item 9B.  Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 30, 2023:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Sold	Expiration Date
Donna D. Meade, Vice President, Member and Community Relations	Adopt	November 3, 2023	x		4,975	May 31, 2024
Larry B. Porcellato, Director	Adopt	December 1, 2023	x		8,000	December 13, 2024
Miguel M. Calado, Lead Director	Adopt	December 7, 2023	x		5,706	November 8, 2024
Vincent P. Berger, Executive Vice President, HNI Corporation, and President, Hearth & Home Technologies LLC	Adopt	December 14, 2023	x		23,133	February 19, 2025
Mary A. Bell, Director	Adopt	December 15, 2023	x		2,898	September 13, 2024

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 16, 2024 (the "2024 Proxy Statement") is incorporated herein by reference. For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2024 Proxy Statement and is incorporated herein by reference.

The information under the caption "Code of Ethics" of the 2024 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2024 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions "Beneficial Ownership of the Corporation’s Stock" and "Equity Compensation Plan Information" of the 2024 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2024 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information under the caption "Audit and Non-Audit Fees" of the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation’s 2023 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(2.1)
Agreement and Plan of Merger, by and among HNI Corporation, Ozark Merger Sub, Inc. and Kimball International, Inc., dated as of March 7, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2023)**

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
(10.1)
Fourth Amended and Restated Credit Agreement, dated as of June 14, 2022, by and among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2022)

(10.2)
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 14, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

(10.3)
First Additional Loan Amendment to Fourth Amended and Restated Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

(10.4)
Term Loan Credit Agreement, dated as of March 31, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2023)

(10.5)
First Additional Loan Amendment to Term Loan Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

(10.6)
Note Purchase Agreement, dated May 31, 2018, among HNI Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018)

(10.7)	Guaranty Agreement, dated May 31, 2018, made by each of the guarantors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2018)
(10.8)	HNI Corporation 2007 Stock-Based Compensation Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.9)
Amended form of HNI Corporation 2007 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2018)*

(10.10)	HNI Corporation 2017 Stock-Based Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed May 9, 2017)*
(10.11)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2018)*

(10.12)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.13)	2017 Equity Plan for Non-Employee Directors of HNI Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed May 9, 2017)*
(10.14)
Form of 2017 Equity Plan for Non-Employee Directors of HNI Corporation Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(10.15)	Form of HNI Corporation Change In Control Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2018)*
(10.16)	Form of HNI Corporation Amended and Restated Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007)*
(10.17)
HNI Corporation Supplemental Income Plan (f/k/a HNI Corporation ERISA Supplemental Retirement Plan), as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 22, 2010)*

(10.18)	HNI Annual Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.19)	HNI Corporation Long-Term Performance Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the SEC March 23, 2015)*
(10.20)	HNI Corporation Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.21)
Form of HNI Corporation Executive Deferred Compensation Plan Deferral Election Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010)*

(10.22)	HNI Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015)*
(10.23)
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

(10.25)
Form of HNI Corporation 2017 Stock-Based Compensation Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019)*

(10.26)
Amended form of HNI Corporation 2017 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2021*

(10.27)	HNI Corporation 2021 Stock-Based Compensation Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement filed on April 12, 2021)*
(10.28)
Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

(10.29)
Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (CEO) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

(10.30)
Form of HNI Corporation 2021 Stock-Based Compensation Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021)*

(10.31)	HNI Corporation Stock Incentive Plan for Legacy Kimball Employees (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed June 1, 2023)*
(10.32)	Form of HNI Corporation Stock Incentive Plan for Legacy Kimball Employees Restricted Stock Unit Award Agreement*+
(10.33)	Form of HNI Corporation Stock Incentive Plan for Legacy Kimball Employees Performance Stock Unit Award Agreement*+

(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(24)	Powers of Attorney (included on the signatures page of this Annual Report on Form 10-K)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
(97)	HNI Corporation Incentive Compensation Recovery Policy+
(101)	The following materials from HNI Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan.
** Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Corporation may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules or exhibits so furnished.
+    Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HNI Corporation

Date: February 27, 2024	By:	/s/ Jeffrey D. Lorenger
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

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	February 27, 2024
Jeffrey D. Lorenger

/s/ Marshall H. Bridges	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 27, 2024
Marshall H. Bridges

/s/ Mary A. Bell	Director	February 27, 2024
Mary A. Bell

/s/ Miguel M. Calado	Lead Director	February 27, 2024
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 27, 2024
Cheryl A. Francis

/s/ Patrick D. Hallinan	Director	February 27, 2024
Patrick D. Hallinan

/s/ John R. Hartnett	Director	February 27, 2024
John R. Hartnett

/s/ Mary K. W. Jones	Director	February 27, 2024
Mary K. W. Jones

/s/ Larry B. Porcellato	Director	February 27, 2024
Larry B. Porcellato

/s/ Dhanusha Sivajee	Director	February 27, 2024
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	February 27, 2024
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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In second quarter of 2023, the Corporation acquired Kimball International (See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for additional information). Due to the timing of the transaction management has excluded Kimball International from the annual assessment of the effectiveness of internal control over financial reporting as of December 30, 2023. Kimball International represents approximately 32 percent of the Corporation’s consolidated total assets as of December 30, 2023 and 15 percent of net sales of the Corporation for the year ended December 30, 2023.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 30, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 30, 2023, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, equity, and cash flows for fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Kimball International during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, Kimball International’s internal control over financial reporting associated with 32 percent of consolidated total assets as of December 30, 2023 and 15 percent of net sales as of and for the year ended December 30, 2023 included in the consolidated financial statements of the Company as of and for the year ended December 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Kimball International.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquired customer relationship intangible asset
As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of Kimball International Inc. on June 1, 2023, for total consideration of $503.7 million. Accordingly, the assets acquired and liabilities assumed were recognized based on their acquisition date fair values, including identified customer lists and other intangible assets of $47.2 million. The Company applied the multi-period excess earnings method valuation technique to determine the fair value of the identified customer list intangible asset.

We identified the evaluation of the fair value of the Workplace and Health customer relationship intangible asset acquired in the Kimball acquisition as a critical audit matter. In particular, subjective and challenging auditor judgment was required to evaluate the customer retention rate assumption used by management to estimate the fair value of the Workplace and Health customer relationship intangible asset. Additionally, the audit effort associated with the evaluation of the fair value of the acquired customer relationship intangible asset required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including a control over the development and selection of the significant assumption related to the valuation of the acquired customer relationship intangible asset. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing the Company’s estimated customer retention rate by using the Company’s historical sales data and comparing the results to comparable entities.

Workers’ compensation and product liabilities
As discussed in Note 2 to the consolidated financial statements, the Company reported general, auto, product, and workers’ compensation liabilities of $24.8 million. The Company is primarily self-insured and actuarial valuations are used to determine the liabilities. Those valuations are based in part on certain assumptions about legal actions and the magnitude of change in actual experience development.

We identified the evaluation of certain workers’ compensation and product liabilities as a critical audit matter because of the inherent uncertainty in the amounts that will ultimately be paid to settle these claims. Assessing the Company’s estimate of the workers’ compensation and product liabilities involved assumptions that included uncertainty about legal actions and the magnitude of change in actual experience development. In addition, professionals with specialized skills and knowledge were needed to evaluate the actuarial methods and assumptions used to develop estimated liabilities.

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
Chicago, Illinois
February 27, 2024

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In millions, except per share data)

	2023	2022	2021
Net sales	$2,434.0	$2,361.8	$2,184.4
Cost of sales	1,485.7	1,526.9	1,427.0
Gross profit	948.3	834.9	757.4
Selling and administrative expenses	813.2	723.4	665.6
Gain on sale of subsidiary	—	(50.4)	—
Restructuring and impairment charges	44.8	6.7	6.3
Operating income	90.3	155.2	85.4
Interest expense, net	25.5	8.8	7.2
Income before income taxes	64.8	146.4	78.3
Income tax expense	15.6	22.5	18.5
Net income	49.2	123.9	59.8
Less: Net income (loss) attributable to non-controlling interest	0.0	(0.0)	(0.0)
Net income attributable to HNI Corporation	$49.2	$123.9	$59.8

Average number of common shares outstanding – basic	44.5	41.7	43.4
Net income attributable to HNI Corporation per common share – basic	$1.11	$2.97	$1.38
Average number of common shares outstanding – diluted	45.4	42.2	44.0
Net income attributable to HNI Corporation per common share – diluted	$1.09	$2.94	$1.36

Foreign currency translation adjustments	$(0.2)	$(5.7)	$0.4
Change in unrealized gains (losses) on marketable securities, net of tax	0.4	(0.7)	(0.3)
Change in pension and post-retirement liability, net of tax	(0.0)	4.3	1.2
Change in derivative financial instruments, net of tax	(2.8)	0.8	1.0
Other comprehensive income (loss), net of tax	(2.6)	(1.3)	2.4
Comprehensive income	46.6	122.6	62.2
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	(0.0)	(0.0)
Comprehensive income attributable to HNI Corporation	$46.6	$122.6	$62.2

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions)

	December 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$28.9	$17.4
Short-term investments	5.6	2.0
Receivables	247.1	218.4
Allowance for doubtful accounts	(3.5)	(3.2)
Inventories, net	196.6	180.1
Prepaid expenses and other current assets	61.3	54.4
Total Current Assets	535.9	469.2

Property, Plant, and Equipment:
Land and land improvements	58.9	30.8
Buildings	406.8	275.4
Machinery and equipment	705.8	602.6
Construction in progress	22.2	34.2
	1,193.7	942.9
Less accumulated depreciation	(638.5)	(590.3)
Net Property, Plant, and Equipment	555.2	352.5

Right-of-use - Finance Leases	12.2	11.4
Right-of-use - Operating Leases	115.2	88.4

Goodwill and Other Intangible Assets, net	651.9	439.8

Other Assets	58.4	53.2

Total Assets	$1,928.8	$1,414.5

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions, except par value)

	December 30, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$418.7	$367.7
Current maturities of debt	7.5	1.3
Current maturities of other long-term obligations	7.3	2.1
Current lease obligations - Finance	4.4	3.7
Current lease obligations - Operating	25.9	20.3
Total Current Liabilities	463.7	395.1

Long-Term Debt	428.3	188.8

Long-Term Lease Obligations - Finance	7.9	7.7
Long-Term Lease Obligations - Operating	104.0	78.9

Other Long-Term Liabilities	78.0	66.3

Deferred Income Taxes	85.1	61.0

Equity:
HNI Corporation shareholders’ equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2.0 million shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200.0 million shares, outstanding:
December 30, 2023 - 46.9 million shares; December 31, 2022 - 41.4 million shares	46.9	41.4

Additional paid-in capital	201.6	49.1
Retained earnings	523.6	534.0
Accumulated other comprehensive loss	(10.6)	(8.0)
Total HNI Corporation shareholders’ equity	761.4	616.5

Non-controlling interest	0.3	0.3

Total Equity	761.8	616.8

Total Liabilities and Equity	$1,928.8	$1,414.5

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In millions, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 2, 2021	$42.9	$38.7	$518.0	$(9.2)	$0.3	$590.7
Comprehensive income:
Net income (loss)	—	—	59.8	—	(0.0)	59.8
Other comprehensive income (loss), net of tax	—	—	—	2.4	—	2.4
Dividends payable	—		(1.0)		—	(1.0)
Cash dividends; $1.235 per share	—	—	(53.7)	—	—	(53.7)
Common shares – treasury:
Shares purchased	(1.5)	(50.4)	(8.5)	—	—	(60.4)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.2	51.0	—	—	—	52.2
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	123.9	—	(0.0)	123.9
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $1.270 per share	—	—	(53.0)	—	—	(53.0)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	21.0	—	—	—	21.5
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income	—	—	49.2	—	0.0	49.2
Other comprehensive income (loss), net of tax	—	—	—	(2.6)	—	(2.6)
Dividends payable	—	—	(1.6)	—	—	(1.6)
Cash dividends; $1.280 per share	—	—	(58.1)	—	—	(58.1)
Common shares – treasury:
Shares purchased	(0.0)	(0.4)	—	—	—	(0.4)
Shares issued in connection with Kimball International, Inc acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.7	36.9	—	—	—	37.6
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In millions)

	2023	2022	2021
Net Cash Flows From (To) Operating Activities:
Net income	$49.2	$123.9	$59.8
Non-cash items included in net income:
Depreciation and amortization	94.9	84.2	83.1
Other post-retirement and post-employment benefits	1.1	1.3	1.3
Stock-based compensation	16.5	9.0	12.9
Deferred income taxes	(0.6)	(15.3)	(0.4)
Restructuring and impairment charges	31.5	6.2	5.8
Gain on sale of subsidiary	—	(50.4)	—
Other – net	5.1	2.7	4.0
Net increase (decrease) in cash from operating assets and liabilities	76.5	(72.7)	(34.4)
Decrease in other liabilities	(6.6)	(7.7)	(0.5)
Net cash flows from (to) operating activities	267.5	81.2	131.6

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(78.1)	(60.0)	(53.5)
Acquisition spending, net of cash acquired	(369.7)	(11.4)	(44.6)
Capitalized software	(1.0)	(8.4)	(13.1)
Purchase of investments	(5.7)	(2.8)	(3.4)
Sales or maturities of investments	5.4	2.3	3.3
Net proceeds from sale of subsidiary	2.7	69.5	—
Other – net	1.6	0.0	0.2
Net cash flows from (to) investing activities	(444.8)	(10.7)	(111.0)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(436.0)	(401.6)	(2.6)
Proceeds from debt	684.0	413.9	5.0
Dividends paid	(58.5)	(53.2)	(53.8)
Purchase of HNI Corporation common stock	(0.3)	(65.2)	(59.2)
Proceeds from sales of HNI Corporation common stock	2.3	4.7	31.1
Other – net	(2.8)	(4.0)	(5.1)
Net cash flows from (to) financing activities	188.8	(105.4)	(84.5)

Net increase (decrease) in cash and cash equivalents	11.5	(34.8)	(63.9)
Cash and cash equivalents at beginning of period	17.4	52.3	116.1
Cash and cash equivalents at end of period	$28.9	$17.4	$52.3

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 30, 2023

Note 1. Nature of Operations

HNI Corporation (individually and together with its consolidated subsidiaries the "Corporation" or "HNI") is a provider of workplace furnishings and residential building products. Refer to "Note 16. Reportable Segment Information" for further information. Workplace furnishings products include furniture systems, seating, storage, tables, architectural products, ancillary products, and hospitality products. These products are sold primarily through a national system of independent dealers, wholesalers, and office product distributors but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets. The Corporation’s products are marketed predominantly in the United States and Canada. The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Caribbean, Latin America, and Mexico. The Corporation also manufactures and markets office furniture in India. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022. The financial statements for fiscal years 2023, 2022, and 2021 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On June 1, 2023, the Corporation acquired Kimball International. The Corporation included the financial results of Kimball International in the Consolidated Financial Statements starting as of the date of acquisition. See "Note 4. Acquisitions and Divestitures" for further information.

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts. The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months. The Corporation has short-term debt securities holdings with maturities of less than one year, as well as investment holdings with maturities between one and five years. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The specific identification method is used to determine realized gains and losses on the trade date. Equity investments in the current year are comprised of mutual funds, classified as trading securities recognized at fair value, in a supplemental employee retirement plan ("SERP") acquired as part of the acquisition of Kimball International. Offsetting SERP liabilities, representing the obligation to distribute SERP investments to the participants, are recorded in the "Current maturities of other long-term obligations" and "Other Long-Term Liabilities" lines of the Consolidated Balance Sheets. Realized and unrealized gains and losses on the SERP investments are fully offset by adjustments to the SERP liabilities, resulting in no impact to net income. In 2022, the Corporation held an equity investment in a private entity carried at cost; this investment was fully impaired in 2023.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows:

	December 30, 2023			December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$1.2	$12.3	$—	$2.0	$10.8
Equity investments	—	4.3	7.0	—	—	1.5
Cash and money market accounts	28.9	—	—	17.4	—	—
Total	$28.9	$5.6	$19.3	$17.4	$2.0	$12.3

The following table summarizes the amortized cost basis of the debt securities:

	December 30, 2023	December 31, 2022
Amortized cost basis of debt securities	$13.8	$13.7

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities. Immaterial amounts of accrued interest receivable related to the Corporation’s portfolio are recorded in "Prepaid expenses and other current assets."

Receivables
Trade receivables are recorded at amortized cost, net of an allowance for doubtful accounts. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. The following table summarizes the change in the allowance for doubtful accounts:

	Balance at beginning of period	Current provision and adjustments	Amounts written off	Recoveries and other	Acquisition and divestiture of businesses	Balance at end of period
Year ended December 30, 2023	$3.2	$0.3	$(0.5)	$0.0	$0.4	$3.5
Year ended December 31, 2022	$2.8	$1.7	$(1.0)	$0.2	$(0.5)	$3.2
Year ended January 1, 2022	$5.5	$(0.9)	$(1.9)	$0.1	$—	$2.8

Inventories
The Corporation’s residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following:

	December 30, 2023	December 31, 2022
Finished products, net	$112.9	$121.0
Materials and work in process, net	128.2	112.8
LIFO allowance	(44.5)	(53.7)
Total inventories, net	$196.6	$180.1

Inventory valued by the LIFO costing method	91%	91%

During 2023, inventory quantities were reduced at certain business units, resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $1.3 million. There were no material liquidations of established LIFO layers in 2022. If only the FIFO method had been in use, inventories would have been $44.5 million and $53.7 million higher than reported as of December 30, 2023 and December 31, 2022, respectively. The decrease in the LIFO allowance from prior year end was primarily attributable to a decrease in inventory balances at legacy HNI businesses.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $14.2 million and $14.9 million as of December 30, 2023 and December 31, 2022, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

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

Total depreciation expense was as follows:

	2023	2022	2021
Depreciation expense	$64.7	$53.3	$53.0

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

Goodwill and Other Intangible Assets
The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter) or whenever indicators of impairment exist. Asset impairment charges associated with the Corporation’s goodwill impairment testing are discussed in "Note 6. Goodwill and Other Intangible Assets."

The Corporation reviews goodwill at the reporting unit level, which refers to components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit, and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The valuations employ present value techniques to measure fair value and consider market factors. In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The Corporation also evaluates the fair value of indefinite-lived trade names on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter) or whenever an indication of impairment exists. Consistent with goodwill impairment testing, a qualitative assessment may be performed to determine whether it is more likely than not the fair value of indefinite-lived trade names is less than the carrying amount. If it is determined necessary to perform a quantitative test, the estimate of the fair value of the trade names is based on a discounted cash flows model using inputs which include projected revenues, assumed royalty rates that would be payable if the trade names were not owned, and discount rates.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows:

	December 30, 2023	December 31, 2022
Trade accounts payable	$193.7	$165.3
Compensation	65.1	47.1
Profit sharing and retirement	10.5	11.6
Accrued marketing programs	31.4	31.3
Accrued freight	12.9	12.5
Customer deposits	35.6	27.3
Other accrued expenses	69.4	72.6
	$418.7	$367.7

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

Activity associated with warranty obligations was as follows:

	2023	2022	2021
Balance at beginning of period	$14.8	$16.0	$16.1
Accruals recognized as a result of business combination	3.5	—	—
Accruals for warranties issued	11.6	9.3	7.7
Settlements and other	(11.9)	(10.5)	(7.8)
Balance at end of period	$18.0	$14.8	$16.0

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	December 30, 2023	December 31, 2022
Current - in the next twelve months	$6.0	$5.4
Long-term - beyond one year	12.0	9.4
	$18.0	$14.8

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
•The Corporation has elected for all asset classes to not recognize right of use ("ROU") assets and lease liabilities for leases that at the inception date or business combination date have a remaining lease term of twelve months or less.

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

	2023	2022	2021
Research and development costs	$47.2	$47.8	$39.4

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows:

	2023	2022	2021
Freight expense	$137.8	$142.0	$118.2

Stock-Based Compensation
The Corporation measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes cost over the requisite service period. See "Note 11. Stock-Based Compensation" for further information.

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

The Organisation for Economic Cooperation and Development ("OECD") issued new regulations in connection with a global minimum tax regime. Known as "Pillar Two," the new regulations are effective for income tax years commencing January 2024, and are part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). Pillar Two will apply to MNEs with revenues of at least EUR 750 million. Under its provisions, qualifying MNE groups would pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The guidance is principally focused on the application of the transitional country-by-country reporting safe harbor and enables an MNE to avoid both completing a full global anti-base erosion model computation and paying a top-up tax for jurisdictions when they are eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the estimated safe harbor simplified effective tax rate computation, management does not currently expect Pillar Two minimum tax to be owed by the Corporation.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under stock options, restricted stock units, and common stock equivalents under the Corporation’s deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	2023	2022	2021
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$49.2	$123.9	$59.8
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	44.5	41.7	43.4
Potentially dilutive shares from stock-based compensation plans	0.8	0.5	0.5
Denominator for diluted EPS	45.4	42.2	44.0
Earnings per share – basic	$1.11	$2.97	$1.38
Earnings per share – diluted	$1.09	$2.94	$1.36

The year-over-year increase in shares outstanding is primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	2023	2022	2021
Common stock equivalents excluded because their inclusion would be anti-dilutive	2.1	2.0	1.6

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Areas requiring significant use of management estimates relate to goodwill and intangibles, asset valuations in connection with business combinations, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and estimates of income taxes. Other areas requiring use of management estimates relate to allowance for doubtful accounts, inventory allowances, marketing program accruals, warranty accruals, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

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

	December 30, 2023	December 31, 2022
Current - "Accounts payable and accrued expenses"	$5.9	$5.2
Non-current - "Other Long-Term Liabilities"	18.8	18.6
Total general, auto, product, and workers’ compensation liabilities	$24.8	$23.8

The preceding table excludes self-insured member health and other benefits liabilities of $7.6 million and $7.2 million as of December 30, 2023 and December 31, 2022, respectively.

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

Recently Adopted Accounting Standards
The Corporation adopted ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations in the first fiscal quarter of 2023, which enhances the transparency of supplier finance programs by requiring the disclosure of key terms, amounts outstanding, a rollforward of outstanding amounts, and a description of where in the financial statements outstanding amounts are presented. The rollforward disclosure is not required until fiscal 2024; however as permitted by the ASU, the Corporation has elected to early-adopt the rollforward for 2023. See "Note 18. Supplier Finance Program."

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	2023	2022	2021
Systems and storage	$1,057.4	$889.6	$833.2
Seating	525.4	473.7	481.7
Other	157.5	123.0	119.0
Total workplace furnishings	1,740.3	1,486.2	1,434.0

Residential building products	693.7	875.6	750.4
	$2,434.0	$2,361.8	$2,184.4

Sales by product category are subject to similar economic factors and market conditions. See "Note 16. Reportable Segment Information" for further information about operating segments.

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

Contract assets and contract liabilities were as follows:

	December 30, 2023	December 31, 2022
Trade receivables (1)	$247.1	$218.4
Contract assets (current) (2)	$3.1	$2.9
Contract assets (long-term) (3)	$28.1	$29.8
Contract liabilities - Customer deposits (4)	$35.6	$27.3
Contract liabilities - Accrued rebate and marketing programs (4)	$31.4	$31.3

During the current year period, increases in Trade receivables and Contract liabilities - Customer deposits balances are primarily due to the acquisition of Kimball International.

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Changes in contract asset and contract liability balances during the year ended December 30, 2023 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$3.8	$—
Reclassification of contract assets to contra-revenue	(5.3)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(134.3)
Contract liabilities paid	—	137.0
Cash received in advance and not recognized as revenue	—	(173.8)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	183.0
Impact of business combination	—	(20.3)
Net change	$(1.5)	$(8.4)

Changes in contract asset and contract liability balances during the year ended December 31, 2022 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$15.9	$—
Reclassification of contract assets to contra-revenue	(2.9)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(115.7)
Contract liabilities paid	—	116.0
Cash received in advance and not recognized as revenue	—	(144.9)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	137.2
Impact of divestiture of business	—	7.6
Net change	$13.0	$0.1

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended December 30, 2023 that was included in the December 31, 2022 contract liabilities balance was $25.7 million. The amount of revenue recognized during the year ended December 31, 2022 that was included in the January 1, 2022 contract liabilities balance was $26.7 million.

Note 4. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. Immediately following the closing of the transaction, Kimball International shareholders owned approximately 10 percent of the combined company. The Corporation incurred acquisition-related expenses of $41.2 million in the year ended December 30, 2023, that are included in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income. Of these expenses, $28.6 million were incurred as corporate costs and $12.5 million were recorded in the workplace furnishings segment. Additionally, acquisition-related financing costs of $2.8 million and $0.2 million were recorded to the Consolidated Balance Sheet in "Long-term debt" and "Other assets," respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital." The acquired assets and assumed liabilities and results of Kimball International’s operations are included in the Corporation’s workplace furnishings reportable segment. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, which is not tax-deductible. Goodwill is primarily attributed to the assembled workforce of Kimball International and anticipated synergies.

Under the terms of the Agreement and Plan of Merger, the Corporation acquired all outstanding shares of Kimball International’s common stock and holders of Kimball International’s outstanding common stock received $9.00 in cash and 0.1301 shares of the Corporation’s common stock for each share of Kimball International’s common stock. For fair value purposes, shares of the Corporation’s common stock were valued at $25.50, the closing market price as reported on the New York Stock Exchange on May 31, 2023, the day preceding the transaction’s close.

The total fair market value of consideration was approximately $503.7 million, which is allocated as follows:

	Kimball International Shares	HNI Shares Exchanged	Fair Value
Cash Consideration:
Shares of Kimball International stock issued and outstanding as of June 1, 2023	36.4		$327.8
Kimball International equivalent shares	0.2		2.3
Total number of Kimball International shares for cash consideration	36.6		330.0

Consideration for payment to settle Kimball International’s outstanding debt			50.2

Share Consideration:
Shares of Kimball International stock issued and outstanding as of June 1, 2023	36.4	4.7	120.8

Replacement Share-Based Awards:
Outstanding awards of Kimball International restricted stock units relating to Kimball International Common Stock as of June 1, 2023	0.5	0.2	2.6

Total acquisition date fair value of purchase consideration			$503.7

Consideration provided in the form of HNI Corporation shares and HNI Corporation replacement share-based awards represent non-cash consideration and thus are not included in the acquisition spending presented in the Consolidated Statements of Cash Flows.

The preliminary purchase price allocation of identifiable tangible and intangible assets and liabilities as of the date of acquisition is as follows:

Fair Value
Assets
Cash and cash equivalents	$10.5
Short-term investments	4.2
Receivables	47.4
Inventories, net	75.0
Prepaid expenses and other current assets	12.0
Assets held for sale	12.7
Property, plant, and equipment	200.5
Right-of-use operating leases	22.7
Goodwill	162.7
Intangible assets	110.1
Other assets	7.1
Total Assets	$665.0

Liabilities
Accounts payable and accrued expenses	$93.2
Current lease obligations – operating	3.9
Liabilities held for sale	10.0
Long-term lease obligations – operating	19.0
Other long-term liabilities	10.0
Deferred income taxes	25.3
Total Liabilities	$161.3

Net Assets and Liabilities	$503.7

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Software	3 years	$5.6
Customer lists and other	12 years	47.2
Acquired technology	18 years	16.5
Trademarks and trade names – Definite-lived	17 years	3.8
Trademarks and trade names – Indefinite-lived	Indefinite-lived	37.0
Total intangible assets		$110.1

The valuation analysis requires the use of complex management estimates and assumptions such as customer attrition rates, trade name and technology royalty rates, future cash flows, discount rates, property appraisals, and long-term growth rates. At this time, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation no later than one year from the date of the acquisition. During the period since the acquisition date, revisions were made to the purchase price allocation resulting in a net decrease to goodwill of $24.6 million, primarily due to provisional valuation adjustments to inventory, intangible assets, personal property, deferred income taxes, and right-of-use operating leases.

The following table summarizes the results of Kimball International operations since the acquisition date that are included in the Corporation’s Consolidated Statements of Comprehensive Income for the year ended December 30, 2023. These amounts include the results of Poppin Furniture, Inc., a unit of Kimball International, for the respective period during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity is not material to the consolidated results of the periods presented.

2023
Net sales	$361.4
Net loss	$(3.0)

Pro Forma Results of Operations - Kimball International Acquisition (Unaudited)
The following table provides pro forma results of operations for the fiscal years ended December 30, 2023 and December 31, 2022, as if Kimball International had been acquired as of January 2, 2022, the first day of the Corporation’s 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International’s results to HNI’s financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share based compensation expense for Kimball International awards converted to HNI awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	2023	2022
Net sales	$2,698.1	$3,058.0
Net income	$82.8	$52.1

Acquisition - Dickerson
In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligned with the Corporation’s vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The purchase price allocation included $7.6 million of goodwill and the remaining assets and liabilities acquired were not material to the consolidated financial statements. The purchase accounting was finalized in the second quarter of 2023.

Acquisition - OGC
In December 2021, the Corporation acquired The Outdoor GreatRoom Company ("OGC"), a leading manufacturer and supplier of premium outdoor fire tables and fire pits, for approximately $15 million. This transaction, which positioned the Corporation to grow and develop a leading position in the fast-growing outdoor living market, was structured as a stock acquisition and was consummated entirely in cash.

Acquisition - Trinity
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

The assets and liabilities of Trinity, OGC, and Dickerson, including the tax-deductible goodwill resulting from these acquisitions, are included in the Corporation’s residential building products segment.

All acquisitions discussed above were accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities.

Divestiture - Poppin
On September 12, 2023, the Corporation closed on the sale of substantially all of the assets of Poppin for $2.7 million in cash, net of selling costs; the transaction was structured as an asset sale. Poppin had been acquired as part of the Kimball International transaction in June 2023 and was a component of the workplace furnishings segment. Balances divested include $9.7 million of inventory, $3.1 million of various other assets, $7.0 million of accounts payable and accrued expenses, and $3.0 million of operating lease obligations.

Divestiture - Lamex
In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex office furniture business, which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd, a leading manufacturer and provider of office furniture in Japan and across Asia, for approximately $75 million plus standard post-closing working capital adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale in the prior year of $50.4 million that included transaction-related expenses of approximately $6 million as well as a cumulative foreign currency translation benefit of $3.3 million that was reclassified from accumulated other comprehensive income.

The assets and liabilities of Lamex which were disposed of in conjunction with the sale are as follows:

As of July 20, 2022
Assets:
Cash and cash equivalents	$5.5
Receivables	20.1
Allowance for doubtful accounts	(0.5)
Inventories, net	6.9
Prepaid expenses and other current assets	6.4
Buildings	6.2
Machinery and equipment	25.9
Accumulated depreciation	(17.0)
Right-of-use - Operating Leases	5.8
Goodwill and Other Intangible Assets, net	10.9
Total Assets	$70.4

Liabilities:
Accounts payable and accrued expenses	$36.1
Current lease obligations - Operating	1.7
Long-Term Lease Obligations - Operating	4.9
Deferred Income Taxes	0.1
Total Liabilities	$42.7

Note 5. Supplemental Cash Flow Information

The Corporation’s cash payments for interest, income taxes, and non-cash investing and financing activities are as follows:

	2023	2022	2021
Cash paid for:
Interest	$26.5	$9.2	$7.6
Income taxes	$25.0	$31.1	$26.4
Changes in accrued expenses due to:
Purchases of property and equipment	$(9.3)	$1.4	$0.2
Purchases of capitalized software	$(0.4)	$(1.4)	$0.0

Non-cash consideration exchanged to acquire Kimball International is not included in the Consolidated Statements of Cash Flows; see "Note 4. Acquisitions and Divestitures" for more information.

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following:

	December 30, 2023	December 31, 2022
Goodwill, net	$441.0	$305.9
Definite-lived intangible assets, net	161.7	118.4
Indefinite-lived intangible assets	49.1	15.5
Total goodwill and other intangible assets, net	$651.9	$439.8

Goodwill
The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 1, 2022
Goodwill	$162.3	$213.8	$376.1
Accumulated impairment losses	(78.6)	(0.1)	(78.8)
Net goodwill balance as of January 1, 2022	$83.6	$213.7	$297.3

Goodwill acquired (disposed) / measurement period adjustments	(13.6)	8.6	(5.0)
Accumulated impairment losses disposed	13.6	—	13.6

Balance as of December 31, 2022
Goodwill	148.7	222.4	371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	$83.6	$222.3	$305.9

Goodwill acquired / measurement period adjustments	162.7	—	162.7
Impairment losses	(27.6)	—	(27.6)
Goodwill disposed	(14.1)	—	(14.1)
Accumulated impairment losses disposed	14.1	—	14.1

Balance as of December 30, 2023
Goodwill	297.2	222.4	519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	$218.7	$222.3	$441.0

Current year goodwill acquired and measurement period adjustments relate to the acquisition of Kimball International, see "Note 4. Acquisitions and Divestitures" for additional information.

Current year goodwill and accumulated impairment disposed relates to the closure of the OFM business. Prior year goodwill and accumulated impairment disposed relates to the retirement of the Maxon brand and the sale of Lamex.

See Impairment Analysis section below for additional information regarding the goodwill impairment recorded in 2023.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets:

	December 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$199.6	$143.4	$56.2	$194.4	$122.5	$71.9
Trademarks and trade names	18.1	7.3	10.8	14.3	5.9	8.4
Customer lists and other	143.9	49.2	94.7	80.2	42.1	38.1
Net definite-lived intangible assets	$361.6	$199.8	$161.7	$288.8	$170.4	$118.4

The increase in gross definite-lived intangible assets is due to the acquisition of Kimball International.

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows:

	2023	2022	2021
Capitalized software	$21.6	$24.4	$23.6
Other definite-lived intangibles	$8.5	$6.5	$6.5

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Over the next several years amortization expense is expected to decline due primarily to the completion of the amortization of the Corporation’s Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

	2024	2025	2026	2027	2028
Amortization expense	$29.8	$27.0	$22.3	$16.8	$9.0

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets" in the Consolidated Balance Sheets:

	December 30, 2023	December 31, 2022
Trademarks and trade names	$49.1	$15.5

The increase in indefinite-lived intangible assets in the current year was driven by the acquisition of Kimball International. In the fourth quarter of 2023, the Corporation recorded an impairment charge of $3.4 million, related to an indefinite-lived trade name in the workplace furnishings segment. See the Impairment Analysis below for additional information.

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter), or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist.

The Corporation elected to perform a qualitative assessment for purposes of its annual goodwill impairment testing in each of the last three years. Based on these assessments, management concluded that for the majority of reporting units it was more likely than not that the fair value of each reporting unit was greater than its carrying value. For a small workplace furnishings reporting unit, management concluded in 2023 and 2022 that a quantitative assessment was required.

For the quantitative goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approaches. As a result of the impairment testing in 2023, this reporting unit was determined to have a carrying value in excess of its fair value, resulting in a pretax goodwill impairment charge of $27.6 million. This reporting unit has remaining goodwill of $6.0 million. The driver of the impairment is a reduction in the short-to mid-term financial forecast for this business as a result of softening market demand tied to macroeconomic conditions. Projections used in the impairment model reflected management’s assumptions, which are those of a market participant, regarding revenue growth rates, economic and market trends, cost structure, investments required in support of strategic initiatives, and other expectations about the anticipated short-term and long-term operating results of the reporting unit (Level 3 measurements). For this reporting unit, the Corporation assumed a discount rate of approximately 14 percent, near-term growth rates ranging from -13 percent to +10 percent, and a terminal growth rate of 3 percent.

As a result of the quantitative goodwill impairment testing in 2022, this reporting unit was determined to have a fair value that exceeded carrying value by a reasonable margin. For this testing, the corporation assumed a discount rate of 14 percent, near-term growth rates ranging from 4 percent to 12 percent, and a terminal growth rate of 3 percent. Holding other assumptions constant, a 100-basis point increase in the discount rate would have resulted in a $5 million decrease in the estimated fair value of the reporting unit. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would have resulted in a $3 million decrease in the estimated fair value of the reporting unit. If there was both a 100-basis point decrease in the terminal growth rate and a 100-basis point increase to the discount rate, the estimated fair value of the reporting unit would still have exceeded the carrying value at that time.

Near the end of the fourth quarter of 2021, subsequent to the 2021 annual impairment testing, a triggering event occurred that resulted in a goodwill impairment charge of $5.8 million in connection with the decision to exit the Maxon office furniture brand.

The Corporation also elected to perform a qualitative assessment for purposes of its annual impairment testing for indefinite-lived intangible assets in each of the last three years. Based on these assessments, management concluded that it was more likely than not that the fair values of most of the Corporation’s indefinite-lived intangible assets were greater than their carrying values. For a small workplace furnishings brand, management concluded in each of the last three years that a quantitative assessment was required.

As a result of the quantitative impairment testing in 2023, management concluded that a pretax impairment charge of $3.4 million was required related to this indefinite-lived intangible asset. The drivers of the impairment include a reduced sales outlook for this business and a decline in the estimated royalty rate. The valuation assessment of this trade name is considered a Level 3 measurement that utilized a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved in the quantitative testing included estimated near-term growth rates ranging from -2 percent to +5 percent, a long-term growth rate of 3 percent, a royalty rate of 1 percent, and a discount rate of 16 percent.

See "Note 17. Restructuring and Impairment" for more information regarding goodwill, intangible asset, and long-lived asset impairments in the current and prior years.

Note 7. Debt

Debt is as follows:

	December 30, 2023	December 31, 2022
Revolving credit facility with interest at a variable rate (December 30, 2023 - 6.9%; December 31, 2022 - 5.6%)	$38.5	$89.1
Term loan with interest at a variable rate (December 30, 2023 - 7.0%)	300.0	—
Fixed rate notes due in 2025 with an interest rate of 4.22%	50.0	50.0
Fixed rate notes due in 2028 with an interest rate of 4.40%	50.0	50.0
Other amounts	—	1.3
Deferred debt issuance costs	(2.7)	(0.3)
Total debt	435.8	190.1
Less: Current maturities	7.5	1.3
Long-term debt	$428.3	$188.8

Aggregate maturities of debt are as follows:

	2024	2025	2026	2027	2028	Thereafter
Maturities of debt	$7.5	$68.8	$20.6	$66.6	$275.0	$—

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities as of December 30, 2023 was $338.5 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $99 million as of December 30, 2023.

As of December 30, 2023, the Corporation’s revolving credit facility borrowings were under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023, with a scheduled maturity of June 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.9 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 30, 2023, there was $38.5 million outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on current earnings before interest, taxes, depreciation and amortization, the Corporation can access the full remaining $386.5 million of borrowing capacity available under the revolving credit facility and maintain compliance with the financial covenants under the facility.

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

The Corporation has $300 million of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023. The proceeds of the term loan were used to support funding of the Corporation’s acquisition of Kimball International on June 1, 2023. The principal amount under the term loan is subject to amortization beginning June 30, 2024, with incremental amounts due each quarter until the expiration of the term loan on the fifth year of the funding date, defined as June 1, 2028, with $7.5 million due within the next twelve months. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of December 30, 2023, the deferred debt issuance costs balance of $2.5 million related to the agreement is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

The Corporation also has $100 million of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.22 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.40 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of December 30, 2023, the debt issuance costs balance of $0.2 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Consolidated Balance Sheets. As of December 30, 2023, due to current market rates, the Corporation would not owe any amounts to the note holders for the make-whole provision.

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event the private placement notes are repaid by the Corporation, the revolving credit facility and term loan credit facility include certain fall-away provisions to allow for modification of the covenant measures whereby the Corporation would have increased financial flexibility. In such an event, the definition of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to a more flexible definition while the interest coverage ratio would no longer be an included measure.

Covenants require maintenance of financial ratios as of the end of any fiscal quarter, including:
•a consolidated interest coverage ratio (as defined in the credit agreements) of not less than 4.0 to 1.0, based upon the ratio of (a) consolidated EBITDA for the last four fiscal quarters to (b) the sum of consolidated interest charges; and
•a consolidated leverage ratio (as defined in the credit agreements) of not greater than 3.5 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness to (b) consolidated EBITDA for the last four fiscal quarters.

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of December 30, 2023, the Corporation was below the maximum allowable ratio and was in compliance with the financial covenants.

Note 8. Income Taxes

Significant components of the provision for income taxes, including those related to non-controlling interest, are as follows:

	2023	2022	2021
Current:
Federal	$11.6	$29.8	$14.1
State	4.1	8.3	4.0
Foreign	0.9	0.3	0.8
Current provision	16.6	38.5	18.8
Deferred:
Federal	(2.0)	(13.1)	(0.7)
State	1.1	(2.8)	0.4
Foreign	(0.1)	0.0	(0.1)
Deferred provision	(1.0)	(15.9)	(0.4)
Total income tax expense	$15.6	$22.5	$18.5

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows:

	2023	2022	2021
Federal statutory tax expense	$13.6	$30.7	$16.4
State taxes, net of federal tax effect	3.7	5.6	3.7
Credit for research activities	(5.3)	(4.2)	(4.0)
Valuation allowance	(0.9)	(7.1)	(0.2)
Foreign taxes	0.7	0.7	0.8
Executive compensation limitation	1.7	1.4	1.2
Acquisition expenses	1.8	—	—
Sale of foreign subsidiary	—	(4.2)	—
Provision to return true-up	(0.8)	0.1	(0.8)
Other – net	1.1	(0.5)	1.4
Total income tax expense	$15.6	$22.5	$18.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

	December 30, 2023	December 31, 2022
Deferred Taxes
Allowance for doubtful accounts	$1.3	$0.7
Compensation	13.5	7.2
Inventory differences	—	1.2
Stock-based compensation	8.5	7.9
Accrued post-retirement benefit obligations	4.5	4.4
Vacation accrual	2.1	3.9
Warranty accrual	5.2	4.2
Tax loss and tax credit carryforwards	9.1	5.8
Capital loss carryforward	3.3	0.1
Lease liability	35.0	27.3
Research and development capitalization	30.9	16.3
Other	3.8	2.6
Total deferred tax assets	$117.2	$81.7
Deferred income	(5.7)	(5.6)
Inventory differences	(3.8)	—
Goodwill and other intangible assets	(64.7)	(48.1)
Prepaid expenses	(7.7)	(6.6)
Right of use asset	(31.4)	(24.7)
Tax over book depreciation	(78.3)	(53.0)
Total deferred tax liabilities	$(191.6)	$(137.9)
Valuation allowance	(9.8)	(4.2)
Total net deferred tax liabilities	$(84.2)	$(60.4)

Long-term net deferred tax assets	0.9	0.7
Long-term net deferred tax liabilities	(85.1)	(61.0)
Total net deferred tax liabilities	$(84.2)	$(60.4)

The valuation allowance, which primarily relates to acquired deferred tax assets, is as follows:

	Balance at beginning of period	Expenses (benefits)	Impact of business combination	Balance at end of period
Year ended December 30, 2023	$4.2	$(0.9)	$6.5	$9.8
Year ended December 31, 2022	$11.3	$(7.1)	$—	$4.2
Year ended January 1, 2022	$11.5	$(0.2)	$—	$11.3

The current year net increase in the valuation allowance of $5.6 million primarily relates to the acquisition of Kimball International state and foreign tax credits, partially offset by the release of existing allowances. The prior year decrease of $7.1 million primarily relates to the sale of Lamex in July 2022. This transaction created tax benefits for valuation adjustments related to existing deferred tax assets, as well as basis differences.

As of December 30, 2023, the Corporation had $3.7 million of foreign net operating losses and $2.9 million of U.S. state tax credit carryforwards, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Balance at beginning of period	$2.2	$2.2
Increases in positions taken in a prior period	0.8	—
New positions taken in a current period	0.6	0.5
Decrease due to lapse of statute of limitations	(0.6)	(0.5)
Balance at end of period	$3.0	$2.2

As of December 30, 2023, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date. These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation. It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods. The expenses and liabilities recorded for interest and penalties as of and for the years ended December 30, 2023 and December 31, 2022 are immaterial.

Tax years 2020 through 2022 remain open for examination by the Internal Revenue Service ("IRS"). Tax years 2019 through 2022 remain open for examination in various state and foreign jurisdictions. The Corporation is not currently under federal or state income tax examination.

Note 9. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, and put option liabilities. The marketable securities are comprised of money market funds, government securities, corporate bonds, and mutual funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility.

In connection with the Kimball International transaction in the second quarter of 2023, the Corporation acquired Kimball International’s supplemental employee retirement plan (“SERP”). SERP investment assets consist of mutual fund holdings classified as trading securities which are recognized on the Consolidated Balance Sheets at fair value, along with a corresponding liability of the same amount which represents the obligation to distribute SERP funds to participants. The SERP is structured as a rabbi trust, and therefore the assets in this plan are subject to credit claims in the event of bankruptcy.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 30, 2023
Cash and cash equivalents (including money market funds) (1)	$28.9	$28.9	$—	$—
Mutual funds in SERP (2)	$11.3	$11.3	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(3.5)	$—	$(3.5)	$—
Put option liability (5)	$(5.7)	$—	$—	$(5.7)

Balance as of December 31, 2022
Cash and cash equivalents (including money market funds) (1)	$17.4	$17.4	$—	$—
Government securities (2)	$5.6	$—	$5.6	$—
Corporate bonds (2)	$7.2	$—	$7.2	$—
Deferred stock-based compensation (4)	$(4.7)	$—	$(4.7)	$—
Put option liability (5)	$(5.1)	$—	$—	$(5.1)
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

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 2, 2021	$(1.1)	$0.4	$(6.7)	$(1.8)	$(9.2)
Other comprehensive income (loss) before reclassifications	0.4	(0.3)	1.2	0.4	1.7
Tax (expense) or benefit	—	0.1	(0.3)	(0.1)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.0)	0.3	0.7	1.1
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(2.4)	(0.9)	5.3	1.1	3.2
Tax (expense) or benefit	—	0.2	(1.3)	(0.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.3)	(0.0)	0.2	(0.0)	(3.1)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	(0.2)	(3.4)	(3.5)
Tax (expense) or benefit	—	(0.1)	0.1	0.8	0.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	0.1	(0.2)	0.0
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Amounts in parentheses indicate reductions to equity.

Interest Rate Swap
During the normal course of business, the Corporation is subjected to market risk associated with interest rate movements. Interest rate risk arises from variable interest debt obligations. Interest rate swap derivative instruments are periodically held and used by the Corporation as a tool for managing interest rate risk. They are not used for trading or speculative purposes.

In November 2023, the Corporation entered into a new interest rate swap transaction to hedge $100 million of outstanding variable rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month SOFR on a $100 million notional value expiring June 2027. As of December 30, 2023, the fair value of the Corporation’s interest rate swap liability was $3.5 million; see "Note 9. Fair Value Measurements of Financial Instruments." The unrecognized change in value of the interest rate swap is reported net of tax as $2.7 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

In April 2022, the Corporation terminated its prior interest rate swap agreement and received cash proceeds of $0.4 million, the fair value of the swap on the termination date. The proceeds were recorded as cash provided by operating activities in the Consolidated Statements of Cash Flows. The $0.4 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and was amortized to interest expense through April 2023, the remaining term of the original interest rate swap agreement.

The following table details the reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2023	2022	2021
Derivative financial instruments
Interest rate swaps	Interest expense, net	$0.2	$0.1	$(1.0)
	Income tax expense	(0.1)	(0.0)	0.2
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	(0.1)	0.0	0.0
	Income tax expense	0.0	(0.0)	(0.0)
Pension and post-retirement liabilities
Amortization of loss	Selling and administrative expenses	(0.1)	(0.3)	(0.5)
	Income tax expense	0.0	0.1	0.1
Foreign currency translation
Lamex divestiture	Gain on sale of subsidiary	—	3.3	—
	Net of tax	$(0.0)	$3.1	$(1.1)
Amounts in parentheses indicate reductions to profit.

Director Plan
In May 2017, the Corporation registered 0.3 million shares of its common stock under its 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan"). The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock or restricted stock units of the Corporation, and awards of Corporation common stock. The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Shares of common stock issued under the Director Plan in 2023, 2022, and 2021, were 43 thousand, 32 thousand, and 25 thousand, respectively.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	2023	2022	2021
Dividends per common shares	$1.28	$1.27	$1.24

Members’ Stock Purchase Plan
During 2017, shareholders approved the HNI Corporation Members’ Stock Purchase Plan (the "2017 MSPP"). Under the 2017 MSPP, 0.8 million shares of common stock were registered for issuance to participating members. Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year. The price of the stock purchased under the MSPP is 85 percent of the closing price on the exercise date. No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year. Shares of common stock issued under the MSPP in 2023, 2022, and 2021, were 77 thousand, 88 thousand, and 68 thousand, respectively. The following table provides the average price per share issued under the MSPP:

	2023	2022	2021
Average price per share	$27.15	$26.50	$34.49

An additional 0.3 million shares were available for issuance under the 2017 MSPP as of December 30, 2023.

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

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation:

	2023	2022	2021
Shares repurchased	0.0	1.7	1.5
Average price per share	$41.98	$38.11	$39.89

Cash purchase price	$(0.4)	$(63.9)	$(60.4)
Purchases unsettled as of year end	0.1	—	1.3
Prior year purchases settled in current year	—	(1.3)	—
Shares repurchased per cash flow	$(0.3)	$(65.2)	$(59.2)

As of December 30, 2023, approximately $233.5 million of the Board’s current repurchase authorization remained unspent.

Note 11. Stock-Based Compensation

Under the Corporation’s 2021 Stock-Based Compensation Plan (the "2021 Plan"), the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to key personnel. Upon shareholder approval of the 2021 Plan in May 2021, no future awards were granted under the Corporation’s 2017 Stock-Based Compensation Plan (the "2017 Plan"), but all outstanding awards previously granted under the 2017 Plan remain outstanding in accordance with their terms. During the second quarter of 2023, the Corporation assumed the Kimball International, Inc. Stock Incentive Plan and its remaining share pool. The plan was renamed the "HNI Corporation Stock Incentive Plan for Legacy Kimball Employees" (the "2023 Kimball International Legacy Plan"). Under this plan the Corporation may grant equity compensation awards using the plan’s share pool. At inception, there were approximately 1.1 million shares of the Corporation’s stock available for issuance under this plan.

Together the 2021 Plan, the 2017 Plan, and the 2023 Kimball International Legacy Plan form the "Plans". As of December 30, 2023, there were approximately 3.2 million shares available for future issuance under the Plans. The Plans are administered by the Human Resources and Compensation Committee of the Board. Forms of awards issued under the Plans include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both financial performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

RSUs awarded prior to 2020 generally cliff-vest after three years, while RSUs awarded starting in 2020 generally vest ratably over three years with the exception of RSUs awards under the 2023 Kimball International Legacy Plan, which cliff-vest three years after the original award date. PSUs were awarded starting in 2020, and generally vest at the end of a three-year period, subject to a performance metric based on the Corporation’s cumulative profitability during the period. PSUs and RSUs awarded starting in 2020 generally accrue cash dividends during the vesting periods, with payment made when earned shares are distributed to participants. Awards under the 2023 Kimball International Legacy Plan accrue share dividends during the vesting period, awarded upon vesting. Stock options awarded to members must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the employees’ requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to PSUs is periodically adjusted for the probable number of shares to be awarded at the end of the three-year performance period.

Compensation cost charged against operations for the Plans and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" was as follows:

	2023	2022	2021
Compensation cost	$16.5	$9.0	$12.9

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows:

	2023	2022	2021
Income tax benefit	$4.2	$2.0	$3.1

RSUs
The following table summarizes the changes in RSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 2, 2021	182	$36.80
Granted	430	37.02
Vested	(63)	37.09
Forfeited	(5)	32.90
Nonvested as of January 1, 2022	545	$36.98
Granted	164	43.05
Vested	(141)	36.99
Forfeited	(32)	37.75
Nonvested as of December 31, 2022	535	$38.79
Granted	246	31.44
Assumed	228	*
Vested	(259)	34.71
Forfeited	(39)	35.05
Nonvested as of December 30, 2023	713	$33.99

*RSUs assumed in 2023 in the above table are replacement awards issued to Kimball International employees in June 2023, and have no weighted-average grant date fair value due to being granted prior to the Corporation’s acquisition of Kimball International. The total fair value of RSUs assumed at acquisition date is $6.1 million, with approximately 48 percent of the fair value attributed to service provided by Kimball International employees prior to the acquisition by the Corporation and thus is accounted for as purchase consideration. See "Note 4. Acquisitions and Divestitures" for further information.

As of December 30, 2023, there was $4.0 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 0.8 years. The total value of shares vested was as follows:

	2023	2022	2021
Value of shares vested	$9.0	$5.2	$2.3

PSUs
The following table summarizes the changes in PSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 2, 2021	148	$37.62
Granted	164	36.99
Forfeited	(2)	37.61
Nonvested as of January 1, 2022	309	$37.29
Granted	143	43.67
Forfeited	(24)	39.60
Nonvested as of December 31, 2022	428	$39.29
Granted	200	31.50
Expired	(142)	37.60
Forfeited	(32)	38.38
Nonvested as of December 30, 2023	455	$36.45

As of December 30, 2023, there was $7.4 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 1.0 years. Nonvested PSUs that expired in 2023 were granted in 2020 and expired with no value due to the cumulative performance of the Corporation over the vesting period.

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

There were no stock options granted in any periods presented below.

The following table summarizes the changes in outstanding stock options (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 2, 2021	3,006	$39.84
Exercised	(815)	35.04
Forfeited or Expired	(1)	39.77
Outstanding as of January 1, 2022	2,191	$41.62
Exercised	(64)	33.35
Forfeited or Expired	(8)	42.65
Outstanding as of December 31, 2022	2,119	$41.86
Exercised	(225)	36.06
Forfeited or Expired	(32)	35.75
Outstanding as of December 30, 2023	1,862	$42.67

A summary of the Corporation’s non-vested stock options and changes during the year are presented below (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	469	$9.87
Vested	(461)	9.87
Forfeited	(8)	9.88
Nonvested as of December 30, 2023	—	$—

As of December 30, 2023, there was no unrecognized compensation cost related to stock option awards.

Information about stock options currently exercisable is as follows (shares in thousands, per share amounts in dollars):

	December 30, 2023
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value
Exercisable	1,862	$42.67	3.5	$3.9

Other information for the last three years is as follows:

	2023	2022	2021
Total fair value of options vested	$4.6	$4.7	$3.3
Total intrinsic value of options exercised	$0.8	$0.5	$5.4
Cash received from exercise of stock options	$8.1	$2.1	$28.5
Tax benefit realized from exercise of stock options	$0.2	$0.1	$1.0

Deferred Compensation
The following table details deferred compensation and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented:

	December 30, 2023	December 31, 2022
Current maturities of other long-term obligations	$0.3	$0.5
Other long-term liabilities	2.1	6.6
Total deferred compensation	$2.4	$7.0

Note 12. Retirement Benefits

The Corporation has defined contribution retirement plans covering substantially all members. The Corporation’s contribution to the plans is based on member eligible earnings and/or member contributions. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. Cash contributions by the Corporation are primarily made each payroll period, concurrent with member contributions. Stock contributions to member retirement plans are typically made in the following year.

The following table includes the Corporation’s contributions related to the respective annual period:

	2023	2022	2021
Stock contribution	$3.9	$5.1	$7.1
Cash contribution	25.9	25.1	17.8
Total annual contribution	$29.8	$30.1	$25.0

In 2023, the Corporation made a cash contribution of $4.8 million to the retirement plans of Kimball International members, related to the period of July 2022 through June 2023.

As discussed in "Note 9. Fair Value Measurements of Financial Instruments," the Corporation assumed a SERP for certain executive members of Kimball International. This plan enables members to defer their cash compensation on a pre-tax basis in excess of IRS limitations. The Corporation made an immaterial contribution to the SERP in 2023.

Note 13. Post-Retirement Health Care

The Corporation offers a fixed subsidy to certain retirees who choose to participate in a third-party insurance plan selected by the Corporation. Guidance on employers’ accounting for other post-retirement plans requires recognition of the overfunded or underfunded status on the balance sheet. Under this guidance, gains and losses, prior service costs and credits, and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

The following table sets forth the activity and reporting location of the benefit obligation and plan assets:

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$17.3	$23.3
Service cost	0.4	0.6
Interest cost	0.9	0.6
Benefits paid	(1.2)	(1.1)
Actuarial gain	0.2	(6.0)
Benefit obligation at end of year	$17.5	$17.3
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1.2	1.1
Transferred out	—	—
Benefits paid	(1.2)	(1.1)
Fair value at end of year	$—	$—
Funded Status of Plan	$(17.5)	$(17.3)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities - "Current maturities of other long-term obligations"	$1.1	$1.2
Non-current liabilities - "Other Long-Term Liabilities"	$16.4	$16.2

Change in Accumulated Other Comprehensive Income (Loss) (before tax):
Amount disclosed at beginning of year	$(2.8)	$3.3
Actuarial loss (gain)	0.2	(6.0)
Amortization of transition amount	0.1	(0.1)
Amount disclosed at end of year	$(2.5)	$(2.8)

Estimated future benefit payments are as follows:

Fiscal 2024	$1.1
Fiscal 2025	$1.1
Fiscal 2026	$1.1
Fiscal 2027	$1.2
Fiscal 2028	$1.2
Fiscal 2029 - 2033	$6.3

Expected contributions are as follows:

Fiscal 2024	$1.1

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2023	2022	2021
Discount rate	5.0%	5.2%	2.8%

Note 14. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. As of December 30, 2023, approximately 88 percent of the value of the Corporation’s leased assets is for real estate. The remaining 12 percent of the value of the Corporation’s leased assets is for equipment.

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

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following:

	Classification	2023	2022	2021
Operating lease costs
Fixed	Cost of sales	$5.4	$2.9	$2.3
	Selling and administrative expenses	24.3	22.7	23.1
Short-term / variable	Cost of sales	1.4	1.3	1.0
	Selling and administrative expenses	1.7	1.5	0.7
Finance lease costs
Amortization	Cost of sales	1.4	1.2	0.9
	Selling and administrative, and interest expense	3.1	2.5	1.9
Less: Sublease income
	Cost of sales	(0.0)	0.0	(0.2)
	Selling and administrative expenses	(0.5)	(0.3)	(0.3)
Total lease costs		$37.0	$31.9	$29.4

Maturity of lease liabilities as of December 30, 2023 is as follows:

	Operating Leases	Finance Leases	Total
2024	$30.8	$4.8	$35.6
2025	29.5	4.4	33.9
2026	23.4	2.3	25.6
2027	16.9	1.0	17.9
2028	10.0	0.6	10.6
Thereafter	59.9	0.1	59.9
Total lease payments	170.4	13.2	183.6
Less: Interest	(40.5)	(0.9)	(41.4)
Present value of lease liabilities	$129.9	$12.3	$142.2

The increase in operating lease liabilities in the current year was primarily driven by the commencement of lease accounting for a new manufacturing facility in the second quarter of 2023, along with leases acquired as part of the Kimball International transaction.

As of December 30, 2023, there are no operating or finance lease options to extend lease terms that were reasonably certain of being exercised, and there are no material legally binding minimum lease payments for operating or finance leases signed but not yet commenced.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of December 30, 2023:

	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term (years)
Operating leases	6.2%	7.5
Finance leases	4.1%	3.2

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities:

	2023	2022	2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$29.7	$22.6	$24.7
Financing cash flows from finance leases	$4.2	$3.3	$2.7
Leased assets obtained in exchange for new operating / finance lease liabilities	$62.3	$39.2	$49.3

Note 15. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $39 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker’s acceptances to guarantee certain payments to overseas suppliers; as of December 30, 2023, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The terms of these guarantees, which range from less than one year to five years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $5 million as of December 30, 2023. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

The aggregated workplace furnishings segment, which includes the newly acquired Kimball International business, manufactures and markets a broad line of commercial office furniture which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, and hospitality products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

Reportable segment data reconciled to the Corporation’s consolidated financial statements was as follows:

	2023	2022	2021
Net Sales:
Workplace furnishings	$1,740.3	$1,486.2	$1,434.0
Residential building products	693.7	875.6	750.4
Total	$2,434.0	$2,361.8	$2,184.4

Income (Loss) Before Income Taxes:
Workplace furnishings	$68.6	$3.4	$(0.5)
Residential building products	116.6	158.7	141.9
General corporate	(94.9)	(57.3)	(55.9)
Gain on sale of subsidiary	—	50.4	—
Operating income	90.3	155.2	85.4
Interest expense, net	25.5	8.8	7.2
Total	$64.8	$146.4	$78.3

Depreciation and Amortization Expense:
Workplace furnishings	$59.5	$45.7	$47.8
Residential building products	13.7	12.6	10.0
General corporate	21.6	25.9	25.3
Total	$94.9	$84.2	$83.1

Capital Expenditures (including capitalized software):
Workplace furnishings	$62.7	$40.4	$34.8
Residential building products	12.6	16.2	16.1
General corporate	3.7	11.7	15.6
Total	$79.1	$68.4	$66.5

Identifiable Assets:
Workplace furnishings	$1,311.4	$761.5	$809.0
Residential building products	467.1	493.0	479.5
General corporate	150.3	160.0	209.5
Total	$1,928.8	$1,414.5	$1,497.9

Note 17. Restructuring and Impairment

Restructuring costs relate to exit costs in connection with the Poppin divestiture and the closure of a small workplace furnishings eCommerce brand, as well as start-up costs at a manufacturing facility in Mexico. Long-lived asset charges relate to asset disposals in connection with closures in the current and prior year. Goodwill and intangible asset impairments were incurred at small workplace furnishings brands in the current and prior years. The corporate charges primarily consist of impairments of equity investments in private entities.

Restructuring and impairment charges were as follows:

	Classification	2023	2022	2021
Workplace Furnishings
Inventory valuation	Cost of sales	$(0.3)	$8.1	$7.4
Facility set-up costs	Cost of sales	1.2	0.7	0.2

Long-lived asset charges	Restructuring and impairment charges	2.3	5.2	—
Exit costs	Restructuring and impairment charges	9.2	0.5	0.2
Goodwill and intangible asset impairment	Restructuring and impairment charges	31.0	—	5.8

General Corporate
Exit costs	Restructuring and impairment charges	0.8	—	0.3
Investment impairment	Restructuring and impairment charges	1.5	1.0	—
Total		$45.7	$15.5	$14.0

As of December 30, 2023 and December 31, 2022, accrued restructuring expenses of $1.8 million and $0.5 million, respectively, were included in "Accounts payable and accrued expense" in the Consolidated Balance Sheets. Cash payments made in 2023, which primarily related to severance and other exit costs as well as facility set-up costs, totaled $9.8 million; payments made in 2022 and 2021 primarily relate to business simplification and capacity expansion actions and were not significant. Future costs connected to current initiatives are not expected to be material.

Note 18. Supplier Finance Program

One of the Corporation’s third-party financial institutions offers a supply chain finance ("SCF") program by which it allows eligible Corporation suppliers the opportunity to sell their trade receivables due from the Corporation. Supplier participation in the SCF program is voluntary and requires an agreement between the supplier and the financial institution, to which the Corporation is not a party. Any sales of supplier receivables to the financial institution are at the sole discretion of the supplier and are priced at a rate that leverages the Corporation’s credit rating and thus may be more beneficial to the supplier. The Corporation’s responsibility is limited to confirming to the financial institution the invoices of participating suppliers that are valid for payment under the SCF program and making payment on the terms originally negotiated with each supplier, regardless of whether the supplier sells its receivables to the financial institution.

In the rollforward table below, new invoices confirmed represent the invoices which have been confirmed by the Corporation to the financial institution as valid for payment under the SCF program, while confirmed invoices paid represent payments made to the financial institution by the Corporation based on the original invoice terms. The balance at the end of the period represents invoices which have been confirmed as valid to the financial institution under the terms of the SCF program, but in which the Corporation has not yet made payment. This SCF program payment obligation due by the Corporation to the financial institution is recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The Corporation’s payments to the financial institution to settle obligations related to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

2023
Balance at beginning of period	$27.4
Impact of business combination	0.9
New invoices confirmed during the period	131.0
Confirmed invoices paid during the period	(130.9)
Balance at end of period	$28.4