Form 10-Q
period 2024-03-30
HNI CORP
filed 2024-04-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 30, 2024

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		March 30, 2024		47,297,068

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023

Net sales	$588.0	$479.1
Cost of sales	355.1	304.8
Gross profit	232.8	174.3
Selling and administrative expenses	203.1	167.9
Restructuring charges	0.1	—
Operating income	29.7	6.4
Interest expense, net	7.6	2.7
Income before income taxes	22.0	3.8
Income tax expense	4.3	2.2
Net income	17.7	1.6
Less: Net income (loss) attributable to non-controlling interest	0.0	(0.0)
Net income attributable to HNI Corporation	$17.7	$1.6

Average number of common shares outstanding – basic	47.1	41.5
Net income attributable to HNI Corporation per common share – basic	$0.38	$0.04
Average number of common shares outstanding – diluted	48.1	42.1
Net income attributable to HNI Corporation per common share – diluted	$0.37	$0.04

Foreign currency translation adjustments	$0.0	$0.1
Change in unrealized gains (losses) on marketable securities, net of tax	(0.0)	0.2
Change in derivative financial instruments, net of tax	1.4	(0.1)
Other comprehensive income (loss), net of tax	1.4	0.1
Comprehensive income	19.0	1.7
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	(0.0)
Comprehensive income attributable to HNI Corporation	$19.0	$1.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	March 30, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$27.0	$28.9
Short-term investments	5.5	5.6
Receivables	231.9	247.1
Allowance for doubtful accounts	(2.8)	(3.5)
Inventories, net	212.1	196.6
Prepaid expenses and other current assets	53.5	61.3
Total Current Assets	527.2	535.9

Property, Plant, and Equipment:
Land and land improvements	59.0	58.9
Buildings	409.6	406.8
Machinery and equipment	714.5	705.8
Construction in progress	21.8	22.2
	1,204.8	1,193.7
Less accumulated depreciation	(652.6)	(638.5)
Net Property, Plant, and Equipment	552.2	555.2

Right-of-use - Finance Leases	11.7	12.2

Right-of-use - Operating Leases	113.8	115.2

Goodwill and Other Intangible Assets, net	645.9	651.9

Other Assets	61.8	58.4

Total Assets	$1,912.6	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	March 30, 2024	December 30, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$363.7	$418.7
Current maturities of debt	12.8	7.5
Current maturities of other long-term obligations	2.0	7.3
Current lease obligations - Finance	4.4	4.4
Current lease obligations - Operating	24.9	25.9
Total Current Liabilities	407.7	463.7

Long-Term Debt	460.2	428.3

Long-Term Lease Obligations - Finance	7.3	7.9

Long-Term Lease Obligations - Operating	103.7	104.0

Other Long-Term Liabilities	78.8	78.0

Deferred Income Taxes	83.0	85.1

Total Liabilities	1,140.8	1,167.0

Equity:
HNI Corporation shareholders’ equity	771.5	761.4
Non-controlling interest	0.3	0.3
Total Equity	771.8	761.8

Total Liabilities and Equity	$1,912.6	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - March 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	17.7	—	0.0	17.7
Other comprehensive income (loss), net of tax	—	—	—	1.4	—	1.4
Dividends payable	—	—	(0.8)	—	—	(0.8)
Cash dividends; $0.32 per share	—	—	(15.1)	—	—	(15.1)
Common shares – treasury:
Shares purchased	(0.1)	(2.5)	—	—	—	(2.5)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	8.9	—	—	—	9.4
Balance, March 30, 2024	$47.3	$208.1	$525.4	$(9.3)	$0.3	$771.8

	Three Months Ended - April 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	1.6	—	(0.0)	1.6
Other comprehensive income (loss), net of tax	—	—	—	0.1	—	0.1
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(13.3)	—	—	(13.3)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.3	8.0	—	—	—	8.3
Balance, April 1, 2023	$41.7	$57.1	$522.0	$(7.9)	$0.3	$613.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Cash Flows From (To) Operating Activities:
Net income	$17.7	$1.6
Non-cash items included in net income:
Depreciation and amortization	26.4	20.1
Other post-retirement and post-employment benefits	0.3	0.3
Stock-based compensation	7.7	4.5
Deferred income taxes	(2.1)	(0.6)
Other – net	0.6	0.6
Net decrease in cash from operating assets and liabilities	(47.6)	(10.5)
Increase (decrease) in other liabilities	(7.2)	1.4
Net cash flows from (to) operating activities	(4.3)	17.3

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(10.7)	(19.9)
Capitalized software	(0.5)	(0.2)
Purchase of investments	(0.6)	(1.6)
Sales or maturities of investments	1.2	1.5
Other – net	0.1	0.1
Net cash flows from (to) investing activities	(10.6)	(20.0)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(81.5)	(77.8)
Proceeds from debt	118.6	97.1
Dividends paid	(16.6)	(13.7)
Purchase of HNI Corporation common stock	(2.6)	—
Proceeds from sales of HNI Corporation common stock	0.6	0.6
Other – net	(5.6)	(4.0)
Net cash flows from (to) financing activities	12.9	2.1

Net decrease in cash and cash equivalents	(2.0)	(0.6)
Cash and cash equivalents at beginning of period	28.9	17.4
Cash and cash equivalents at end of period	$27.0	$16.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 30, 2023, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 30, 2024, are not necessarily indicative of the results expected for the fiscal year ending December 28, 2024 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2023. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On June 1, 2023, the Corporation acquired Kimball International, Inc. ("Kimball International"). The Corporation included the financial results of Kimball International in the Condensed Consolidated Financial Statements starting as of the date of acquisition. See "Note 3. Acquisition and Divestitures" for further information.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Systems and storage	$279.5	$182.3
Seating	126.0	93.5
Other	34.2	23.9
Total workplace furnishings	439.8	299.6

Residential building products	148.2	179.4
Net sales	$588.0	$479.1

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

Contract assets and contract liabilities were as follows:

	March 30, 2024	December 30, 2023
Trade receivables (1)	$231.9	$247.1
Contract assets (current) (2)	$3.2	$3.1
Contract assets (long-term) (3)	$27.8	$28.1
Contract liabilities - Customer deposits (4)	$32.4	$35.6
Contract liabilities - Accrued rebate and marketing programs (4)	$21.5	$31.4

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $35.6 million as of December 30, 2023, of which, $29.7 million was recognized as revenue in the first three months of 2024.

Note 3. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. The Corporation has incurred aggregate acquisition-related expenses of $41.2 million related to this transaction, of which $28.6 million were incurred as corporate costs and $12.5 million were recorded in the workplace furnishings segment. Of these expenses, corporate costs of $3.4 million were incurred in the three-month period ended April 1, 2023, and are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.8 million and $0.2 million were recorded to the Condensed Consolidated Balance Sheet in "Long-term debt" and "Other assets", respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital".

The acquired assets and assumed liabilities and results of Kimball International's operations are included in the Corporation's workplace furnishings reportable segment. The acquisition was accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities. Goodwill, which is not tax-deductible, is primarily attributable to the assembled workforce of Kimball International and anticipated synergies.

The total fair market value of consideration was approximately $503.7 million, which is allocated as follows:

	Kimball International Shares	HNI Shares Exchanged	Fair Value
Cash Consideration:
Shares of Kimball International common stock issued and outstanding as of June 1, 2023	36.4		$327.8
Kimball International equivalent shares	0.2		2.3
Total number of Kimball International shares for cash consideration	36.6		330.0

Consideration for payment to settle Kimball International's outstanding debt			50.2

Share Consideration:
Shares of Kimball International stock issued and outstanding as of June 1, 2023	36.4	4.7	120.8

Replacement Share-Based Awards:
Outstanding awards of Kimball International restricted stock units relating to Kimball International common stock as of June 1, 2023	0.5	0.2	2.6

Total acquisition date fair value of purchase consideration			$503.7

Consideration provided in the form of HNI Corporation shares and HNI Corporation replacement share-based awards represents non-cash consideration.

The preliminary purchase price allocation at the date of acquisition, as updated, is as follows:

	Preliminary at December 30, 2023	Measurement period adjustments	As adjusted at March 30, 2024
Goodwill	$162.7	$1.1	$163.8
Intangible assets	110.1	—	110.1
Other assets acquired and liabilities assumed, net	231.0	(1.1)	229.9
Net Assets and Liabilities	$503.7	$—	$503.7

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Software	3 years	$5.6
Customer lists and other	12 years	47.2
Acquired technology	18 years	16.5
Trademarks and trade names - Definite-lived	17 years	3.8
Trademarks and trade names - Indefinite-lived	Indefinite-lived	37.0
Total intangible assets		$110.1

The valuation analysis requires the use of complex management estimates and assumptions such as customer attrition rates, trade name and technology royalty rates, future cash flows, discount rates, property appraisals, and long-term growth rates. As of March 30, 2024, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation no later than one year from the date of the acquisition. During the three months ended March 30,

2024, the Corporation revised the preliminary purchase price allocation resulting in a net increase to goodwill of $1.1 million, primarily attributable to adjustments to accrued expenses.

The following table summarizes the results of Kimball International operations that are included in the Corporation's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended March 30, 2024.

Three Months Ended
March 30, 2024
Net sales	$147.5
Net income	$6.2

Pro Forma Results of Operations
The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Kimball International for the three-month period ended April 1, 2023, as though the acquisition and related financing had occurred as of January 2, 2022, the first day of the Corporation's 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International's results to the Corporation's financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share based compensation expense for Kimball International equity awards converted to the Corporation's equity awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation's results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

Three Months Ended
April 1, 2023
Net sales	$640.4
Net income	$4.3

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

	March 30, 2024	December 30, 2023

Finished products, net	$130.6	$112.9
Materials and work in process, net	126.0	128.2
LIFO allowance	(44.5)	(44.5)
Total inventories, net	$212.1	$196.6

Inventory valued by the LIFO costing method	94%	91%

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $14.7 million and $14.2 million as of March 30, 2024 and December 30, 2023, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	March 30, 2024	December 30, 2023
Goodwill, net	$442.1	$441.0
Definite-lived intangible assets, net	154.6	161.7
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$645.9	$651.9

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 30, 2023
Goodwill	$297.2	$222.4	$519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	218.7	222.3	441.0

Goodwill measurement period adjustments	1.1	—	1.1

Balance as of March 30, 2024
Goodwill	298.3	222.4	520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of March 30, 2024	$219.8	$222.3	$442.1

Goodwill measurement period adjustments in the current year relate to the acquisition of Kimball International. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	March 30, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$200.4	$148.6	$51.8	$199.6	$143.4	$56.2
Trademarks and trade names	18.1	7.6	10.5	18.1	7.3	10.8
Customer lists and other	143.9	51.5	92.4	143.9	49.2	94.7
Net definite-lived intangible assets	$362.3	$207.7	$154.6	$361.6	$199.8	$161.7

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Capitalized software	$5.2	$5.5
Other definite-lived intangibles	$2.6	$1.5

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Over the next several years, amortization expense is expected to decline due primarily to the completion of the amortization of the Corporation's Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

	2024	2025	2026	2027	2028
Amortization expense	$30.1	$27.3	$22.7	$16.8	$9.0

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	March 30, 2024	December 30, 2023
Trademarks and trade names	$49.1	$49.1

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist. No impairment indicators were identified in the current period.

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

A warranty allowance is determined by recording a specific allowance for known warranty issues and an additional allowance for unknown claims expected to be incurred based on historical claims experience. Actual claims incurred could differ materially from the original estimates, requiring adjustments to the allowance.

Activity associated with warranty obligations was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$18.0	$14.8
Accruals for warranties issued	3.5	3.2
Settlements and other	(3.1)	(2.7)
Balance at end of period	$18.4	$15.3

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	March 30, 2024	December 30, 2023
Current - in the next twelve months	$6.4	$6.0
Long-term - beyond one year	12.0	12.0
Total	$18.4	$18.0

Note 7.  Debt

Debt is as follows:

	March 30, 2024	December 30, 2023
Revolving credit facility with interest at a variable rate (March 30, 2024 - 6.7%; December 30, 2023 - 6.9%)	$74.0	$38.5
Term loan with interest at a variable rate (March 30, 2024 - 6.8%; December 30, 2023 - 7.0%)	300.0	300.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	1.6	—
Deferred debt issuance costs	(2.6)	(2.7)
Total debt	473.0	435.8
Less: Current maturities of debt	12.8	7.5
Long-term debt	$460.2	$428.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at March 30, 2024, was $374 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $98 million at March 30, 2024.

As of March 30, 2024, the Corporation’s revolving credit facility borrowings were incurred under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023 with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.8 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of March 30, 2024, there was $74 million principal amount of borrowings outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on earnings before interest, taxes, depreciation, and amortization for the last four fiscal quarters, the Corporation can access the full remaining $351 million of borrowing capacity available under the revolving credit facility and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of March 30, 2024, the Corporation had $300 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023. The proceeds of the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. The principal amount under the term loan is subject to amortization beginning June 30, 2024, with incremental amounts due each quarter until the expiration of the term loan on the fifth year of the funding date, defined as June 1, 2028, with $11.3 million due within the next twelve months.

The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of March 30, 2024, the deferred debt issuance costs balance of $2.4 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

As of March 30, 2024, the Corporation also had $100 million principal amount of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as a reduction of long-term debt, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of March 30, 2024, the deferred debt issuance costs balance of $0.2 million related to the private placement note agreements is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of March 30, 2024, due to current market rates, the Corporation would not owe any amounts to the note holders under a make-whole provision.

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

The Corporation is subject to financial covenants requiring it to maintain the following financial ratios as of the end of any fiscal quarter:

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of March 30, 2024, the Corporation was in compliance with the financial covenants.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended
	March 30, 2024	April 1, 2023
Income before income taxes	$22.0	$3.8
Income taxes	$4.3	$2.2
Effective tax rate	19.6%	58.4%

The Corporation’s effective tax rate was lower in the three-month period ended March 30, 2024 compared to the same period last year driven by favorable equity-based compensation adjustments and the impact of higher income on certain tax attributes. Additionally, the prior-year quarter included nondeductible Kimball International acquisition costs, which did not recur in the current-year quarter.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of March 30, 2024
Cash and cash equivalents (including money market funds) (1)	$27.0	$27.0	$—	$—
Mutual funds (2)	$11.8	$11.8	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.6	$—	$7.6	$—
Interest rate swap derivative - asset (3)	$0.2	$—	$0.2	$—
Interest rate swap derivative - liability (4)	$(1.9)	$—	$(1.9)	$—
Put option liability (4)	$(5.7)	$—	$—	$(5.7)

Balance as of December 30, 2023
Cash and cash equivalents (including money market funds) (1)	$28.9	$28.9	$—	$—
Mutual funds (2)	$11.3	$11.3	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (4)	$(3.5)	$—	$(3.5)	$—
Put option liability (4)	$(5.7)	$—	$—	$(5.7)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	0.0	(0.1)	—	2.0	1.9
Tax (expense) or benefit	—	0.0	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.1)	(0.1)
Balance as of March 30, 2024	$(6.5)	$(0.3)	$(1.2)	$(1.3)	$(9.3)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	0.1	0.2	—	—	0.2
Tax (expense) or benefit	—	(0.0)	—	—	(0.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.1)	(0.1)
Balance as of April 1, 2023	$(6.3)	$(0.5)	$(1.1)	$—	$(7.9)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month SOFR on a $100 million notional value expiring June 14, 2027. As of March 30, 2024, the fair value of the Corporation’s interest rate swap was comprised of a current asset of $0.2 million and a non-current liability of $1.9 million; see "Note 9. Fair Value Measurements of Financial Instruments." The unrecognized change in value of the interest rate swap is reported net of tax as $(1.3) million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

In April 2022, the Corporation terminated its prior interest rate swap agreement and received cash proceeds of $0.4 million, the fair value of the swap on the termination date. The $0.4 million gain from the termination of this interest rate swap agreement was recorded to "Accumulated other comprehensive income (loss)" and was amortized to interest expense through April 1, 2023, the remaining term of the original interest rate swap agreement.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	March 30, 2024	April 1, 2023
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.2	$0.1
	Income taxes	(0.0)	(0.0)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	(0.0)	0.0
	Income taxes	0.0	(0.0)
	Net of tax	$0.1	$0.1
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Dividends per common share	$0.32	$0.32

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Three Months Ended
	March 30, 2024	April 1, 2023
Shares repurchased	0.1	—
Average price per share	$42.32	$—

Cash purchase price	$(2.5)	$—
Purchases unsettled as of quarter end	0.0	—
Prior year purchases settled in current year	(0.1)	—
Shares repurchased per cash flow	$(2.6)	$—

As of March 30, 2024, $231.0 million of the Corporation’s stock repurchase authorization by the Board of Directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$17.7	$1.6
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.1	41.5
Potentially dilutive shares from stock-based compensation plans	1.0	0.5
Denominator for diluted EPS	48.1	42.1
Earnings per share – basic	$0.38	$0.04
Earnings per share – diluted	$0.37	$0.04

The year-over-year increase in shares outstanding is primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International. See "Note 3. Acquisition and Divestitures" for further information

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended
	March 30, 2024	April 1, 2023
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.8	2.2

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

The following table summarizes expense associated with these plans:

	Three Months Ended
	March 30, 2024	April 1, 2023
Compensation cost	$7.7	$4.5

The increase in stock compensation cost was driven by higher forecasted Corporation achievement relative to performance stock unit targets, as well as an increase in members participating in stock-based incentive plans as a result of the Kimball International acquisition.

The units granted by the Corporation had fair values as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Restricted stock units	$7.3	$6.0
Performance stock units	$7.2	$6.0

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of March 30, 2024:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$5.6	0.9
Non-vested performance stock units	$12.4	1.2

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $39 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers. As of March 30, 2024, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of these guarantees, which range from less than one year to four years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $5 million as of March 30, 2024. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes, and other claims. It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows, or quarterly or annual operating results when resolved in a future period.

Note 14.  Reportable Segment Information

Management views the Corporation as two reportable segments based on industries: workplace furnishings and residential building products.

The aggregated workplace furnishings segment, which includes the recently acquired Kimball International business, designs, manufactures, and markets a broad line of commercial office furniture, which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, and hospitality products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Sales:
Workplace furnishings	$439.8	$299.6
Residential building products	148.2	179.4
Total	$588.0	$479.1

Income (Loss) Before Income Taxes:
Workplace furnishings	$26.3	$(4.0)
Residential building products	21.4	28.1
General corporate	(18.0)	(17.7)
Operating income	29.7	6.4
Interest expense, net	7.6	2.7
Total	$22.0	$3.8

Depreciation and Amortization Expense:
Workplace furnishings	$17.8	$11.2
Residential building products	3.5	3.3
General corporate	5.1	5.7
Total	$26.4	$20.1

Capital Expenditures (including capitalized software):
Workplace furnishings	$6.2	$13.9
Residential building products	2.5	5.0
General corporate	2.5	1.1
Total	$11.2	$20.0

	As of March 30, 2024	As of December 30, 2023
Identifiable Assets:
Workplace furnishings	$1,302.9	$1,311.4
Residential building products	471.3	467.1
General corporate	138.3	150.3
Total	$1,912.6	$1,928.8

Note 15. Supplier Finance Programs

Some of the Corporation’s third-party financial institutions offer supply chain finance ("SCF") programs by which they allow eligible Corporation suppliers the opportunity to sell their trade receivables due from the Corporation. Supplier participation in the SCF programs is voluntary and requires an agreement between the supplier and the financial institution, to which the Corporation is not a party. Any sales of supplier receivables to the financial institutions is at the sole discretion of the supplier and are priced at a rate that leverages the Corporation’s credit rating and thus may be more beneficial to the supplier. The Corporation’s responsibility is limited to making payment on the terms originally negotiated with each supplier.

The Corporation’s payments to the financial institutions to settle obligations related to suppliers that elected to participate in the SCF programs are reflected in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Additionally, SCF programs payment obligations due by the Corporation to the financial institutions are recorded in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as follows:

	March 30, 2024	December 30, 2023
Supplier finance programs obligations	$37.9	$28.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.

References in this management discussion and analysis to "HNI" and the "Corporation" are to HNI and its consolidated subsidiaries.

Overview

The Corporation has two reportable segments: workplace furnishings and residential building products. The Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market business model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for expansion.

Consolidated net sales for the first quarter of 2024 were $588.0 million, an increase of 22.7 percent compared to net sales of $479.1 million in the prior-year quarter. The change was due to a 46.8 percent increase in net sales in the workplace furnishings segment, partially offset by a 17.4 percent decrease in net sales in the residential building products segment. The acquisition of Kimball International on June 1, 2023 increased year-over-year sales by $147.5 million. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more information about the Kimball International acquisition, which affects the comparability of results between the current and prior-year periods.

Net income attributable to the Corporation in the first quarter of 2024 was $17.7 million compared to net income of $1.6 million in the first quarter of 2023. The year-over-year increase in net income was driven by favorable price-cost, improved net productivity, favorable net impacts of the Kimball International acquisition, lower core selling and administrative expenses ("SG&A"), and a lower effective tax rate, partially offset by lower volume in the legacy HNI businesses (excluding Kimball International) and higher variable compensation.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended
	March 30, 2024	April 1, 2023	Change
Net sales	$588.0	$479.1	22.7%
Cost of sales	355.1	304.8	16.5%
Gross profit	232.8	174.3	33.6%
Selling and administrative expenses	203.1	167.9	21.0%
Restructuring charges	0.1	—	NM
Operating income	29.7	6.4	362%
Interest expense, net	7.6	2.7	188%
Income before income taxes	22.0	3.8	485%
Income taxes	4.3	2.2	96.5%
Net income (loss) attributable to non-controlling interest	0.0	(0.0)	NM
Net income attributable to HNI Corporation	$17.7	$1.6	1,030%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	39.6	36.4	320	bps
Selling and administrative expenses	34.5	35.0	-50	bps
Operating income	5.0	1.3	370	bps
Income taxes	0.7	0.5	20	bps
Net income attributable to HNI Corporation	3.0	0.3	270	bps

Net Sales

Consolidated net sales for the first quarter of 2024 increased 22.7 percent compared to the same quarter last year. The change was driven by $147.5 million of favorable impact from the acquisition of Kimball International in the second quarter of 2023, as well as price realization in both the workplace furnishings and residential building products segments. These factors were partially offset by lower volume in the legacy HNI businesses due to continued softness in macroeconomic conditions impacting the Corporation's applicable markets.

Gross Profit

Gross profit as a percentage of net sales increased 320 basis points in the first quarter of 2024 compared to the same quarter last year, driven by favorable price-cost, improved net productivity, and the impact of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses. Favorable price-cost was attributable to the Corporation’s ability to implement price increases over the past several quarters in response to inflationary pressures.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 50 basis points in the first quarter of 2024 compared to the same quarter last year. The decrease was driven by $3.4 million of non-repeating Kimball International acquisition-related fees and expenses incurred in the prior-year quarter, dilution from price realization, lower legacy core SG&A, and Kimball International acquisition-related administrative cost synergies, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Operating Income

In the first quarter of 2024, operating margin increased 370 basis points compared to the same quarter last year, driven by favorable price-cost, improved net productivity, favorable impact of the acquisition of Kimball International, $3.4 million of non-repeating Kimball International acquisition-related fees and expenses incurred in the prior-year quarter, and lower legacy core SG&A, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Interest Expense, Net

Interest expense, net for the first quarter of 2024 was $7.6 million, compared to $2.7 million in the same quarter last year, driven by higher average outstanding borrowings resulting from indebtedness incurred to fund the acquisition of Kimball International and higher interest rates in the current period on the Corporation's variable-rate revolving debt obligations.

Income Taxes

The Corporation’s income tax provision for the first quarter of 2024 was $4.3 million of expense on income before taxes of $22.0 million, or an effective tax rate of 19.6 percent. For the first quarter of 2023, the Corporation’s income tax expense was $2.2 million on income before taxes of $3.8 million, or an effective tax rate of 58.4 percent. The Corporation's effective tax rate was lower in the current year period driven by favorable equity-based compensation adjustments and the impact of higher income on certain tax attributes. Additionally, the prior-year quarter included nondeductible Kimball International acquisition costs, which did not recur in the current-year quarter.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $17.7 million, or $0.37 per diluted share in the first quarter of 2024, compared to net income of $1.6 million, or $0.04 per diluted share in the first quarter of 2023.

Workplace Furnishings

The following table presents summarized results of operations in the workplace furnishings segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	Change
Net sales	$439.8	$299.6	46.8%
Operating income (loss)	$26.3	$(4.0)	759%
Operating income (loss) %	6.0%	(1.3)%	730	bps

First quarter 2024 net sales for the workplace furnishings segment increased 46.8 percent compared to the same quarter last year. The acquisition of Kimball International in the second quarter of 2023 increased net sales by $147.5 million compared to the prior-year quarter. Excluding the effect of this transaction, segment sales decreased 2.5 percent year-over-year, driven by lower volume in the contract office furniture customer segment, partially offset by increased volume with small to medium-sized customers and price realization.

Operating income as a percentage of net sales in the first quarter of 2024 improved 730 basis points compared to the same period in 2023. The increase was driven by favorable price-cost, improved net productivity, favorable impacts from the Kimball International acquisition, and lower legacy core SG&A. These factors were partially offset by lower volume in the legacy HNI workplace businesses and higher variable compensation.

Residential Building Products

The following table presents summarized results of operations in the residential building products segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	Change
Net sales	$148.2	$179.4	(17.4)%
Operating income	$21.4	$28.1	(23.9)%
Operating income %	14.4%	15.6%	-120	bps

First quarter 2024 net sales for the residential building products segment decreased 17.4 percent compared to the same quarter last year. The decline was driven by lower volume in both the existing home and new construction channel. Slower demand from a continued soft housing market and reduced home remodeling activity was partially offset by price realization versus the prior-year quarter.

Operating profit as a percentage of net sales decreased 120 basis points in the first quarter of 2024 compared to the same quarter last year driven by lower volume, partially offset by improved net productivity, favorable price-cost, lower variable compensation, and lower core SG&A.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current earnings before interest, taxes, depreciation, and amortization, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $74 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating activities were a use of $4.3 million of cash in the first three months of 2024 compared to a source of $17.3 million of cash in the first three months of 2023. Working capital seasonal cash usage was higher in the current period versus the prior period driven by reductions in accrued expenses and higher receivables. The higher usage of working capital was partially offset by higher net income in the current period.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first three months of 2024 were $11.2 million compared to $20.0 million in the same period last year. In the prior-year period, the Corporation had higher expenditures related to a manufacturing facility expansion, which did not recur in the current period. The current year expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2024, capital expenditures are expected to be approximately $85 to 95 million.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities for the current and prior periods presented represent periodic borrowings and repayments under the revolving credit facility. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Dividends per common share	$0.32	$0.32

During the first quarter of 2024, the Board of Directors declared the regular quarterly cash dividend on February 13, 2024. The dividend was paid on March 6, 2024, to shareholders of record as of February 26, 2024.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances for various compensation related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the three months ended March 30, 2024, the Corporation spent $2.6 million to repurchase shares of its common stock. As of March 30, 2024, $231.0 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first three months of 2024.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described in the Corporation’s annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2024, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of March 30, 2024, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
As discussed in "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements, the Corporation acquired Kimball International in June 2023. Since acquisition, the Corporation has been integrating Kimball International’s processes and procedures related to internal control over financial reporting.

Subject to the foregoing, there have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of March 30, 2024, $231.0 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the first quarter of fiscal 2024:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
12/31/23 - 01/27/24	18.0	$40.94	18.0	$232.8
01/28/28 - 02/24/24	19.0	$42.09	19.0	$232.0
02/25/24 - 03/30/24	22.3	$43.62	22.3	$231.0
Total	59.3		59.3

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 30, 2024:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Donna D. Meade, Vice President, Member and Community Relations	Adopt	March 6, 2024	x		10,000	February 28, 2025
Marshall H. Bridges, Senior Vice President and Chief Financial Officer	Adopt	March 7, 2024	x		14,440	February 28, 2025

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) information concerning trading plans appearing in Part II, Item 5 of this report+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: April 30, 2024	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer