Form 10-Q
period 2024-06-29
HNI CORP
filed 2024-07-30
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 29, 2024

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		June 29, 2024		47,138,842

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net sales	$623.7	$563.5	$1,211.7	$1,042.5
Cost of sales	362.4	347.9	717.5	652.7
Gross profit	261.3	215.5	494.2	389.8
Selling and administrative expenses	205.9	211.0	409.0	378.9
Restructuring and impairment charges	2.0	8.1	2.1	8.1
Operating income (loss)	53.4	(3.6)	83.1	2.9
Interest expense, net	7.4	5.5	15.1	8.2
Income (loss) before income taxes	46.0	(9.0)	68.0	(5.3)
Income tax expense	10.0	3.8	14.3	6.0
Net income (loss)	36.0	(12.8)	53.7	(11.3)
Less: Net income (loss) attributable to non-controlling interest	(0.0)	(0.0)	0.0	(0.0)
Net income (loss) attributable to HNI Corporation	$36.0	$(12.8)	$53.7	$(11.3)

Average number of common shares outstanding – basic	47.2	43.3	47.1	42.4
Net income (loss) attributable to HNI Corporation per common share – basic	$0.76	$(0.30)	$1.14	$(0.27)
Average number of common shares outstanding – diluted	48.2	43.3	48.2	42.4
Net income (loss) attributable to HNI Corporation per common share – diluted	$0.75	$(0.30)	$1.11	$(0.27)

Foreign currency translation adjustments	$(0.1)	$(0.0)	$(0.1)	$0.0
Change in unrealized gains (losses) on marketable securities, net of tax	0.0	(0.1)	(0.0)	0.1
Change in derivative financial instruments, net of tax	0.3	—	1.7	(0.1)
Other comprehensive income (loss), net of tax	0.3	(0.1)	1.7	0.0
Comprehensive income (loss)	36.3	(12.9)	55.4	(11.2)
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.0)	(0.0)	0.0	(0.0)
Comprehensive income (loss) attributable to HNI Corporation	$36.3	$(12.9)	$55.4	$(11.2)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	June 29, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$28.2	$28.9
Short-term investments	5.3	5.6
Receivables	258.9	247.1
Allowance for doubtful accounts	(2.3)	(3.5)
Inventories, net	222.8	196.6
Prepaid expenses and other current assets	55.1	61.3
Total Current Assets	568.1	535.9

Property, Plant, and Equipment:
Land and land improvements	59.2	58.9
Buildings	413.4	406.8
Machinery and equipment	708.1	705.8
Construction in progress	23.3	22.2
	1,204.1	1,193.7
Less accumulated depreciation	(656.0)	(638.5)
Net Property, Plant, and Equipment	548.1	555.2

Right-of-use - Finance Leases	12.7	12.2

Right-of-use - Operating Leases	111.5	115.2

Goodwill and Other Intangible Assets, net	638.7	651.9

Other Assets	61.8	58.4

Total Assets	$1,940.8	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	June 29, 2024	December 30, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$390.9	$418.7
Current maturities of debt	50.7	7.5
Current maturities of other long-term obligations	2.2	7.3
Current lease obligations - Finance	4.8	4.4
Current lease obligations - Operating	25.7	25.9
Total Current Liabilities	474.2	463.7

Long-Term Debt	411.7	428.3

Long-Term Lease Obligations - Finance	7.9	7.9

Long-Term Lease Obligations - Operating	101.6	104.0

Other Long-Term Liabilities	79.6	78.0

Deferred Income Taxes	77.7	85.1

Total Liabilities	1,152.7	1,167.0

Equity:
HNI Corporation shareholders’ equity	787.8	761.4
Non-controlling interest	0.3	0.3
Total Equity	788.1	761.8

Total Liabilities and Equity	$1,940.8	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 30, 2024	$47.3	$208.1	$525.4	$(9.3)	$0.3	$771.8
Comprehensive income:
Net income (loss)	—	—	36.0	—	(0.0)	36.0
Other comprehensive income (loss), net of tax	—	—	—	0.3	—	0.3
Dividends payable	—	—	(0.2)	—	—	(0.2)
Cash dividends; $0.33 per share	—	—	(15.6)	—	—	(15.6)
Common shares – treasury:
Shares purchased	(0.3)	(10.8)	—	—	—	(11.0)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	6.7	—	—	—	6.8
Balance, June 29, 2024	$47.1	$204.0	$545.7	$(9.0)	$0.3	$788.1

	Six Months Ended - June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	53.7	—	0.0	53.7
Other comprehensive income (loss), net of tax	—	—	—	1.7	—	1.7
Dividends payable	—	—	(0.9)	—	—	(0.9)
Cash dividends; $0.65 per share	—	—	(30.7)	—	—	(30.7)
Common shares – treasury:
Shares purchased	(0.3)	(13.2)	—	—	—	(13.6)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.6	15.6	—	—	—	16.2
Balance, June 29, 2024	$47.1	$204.0	$545.7	$(9.0)	$0.3	$788.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

	Three Months Ended - July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2023	$41.7	$57.1	$522.0	$(7.9)	$0.3	$613.2
Comprehensive income:
Net income (loss)	—	—	(12.8)	—	(0.0)	(12.8)
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(14.9)	—	—	(14.9)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	9.4	—	—	—	9.5
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3

	Six Months Ended - July 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	(11.3)	—	(0.0)	(11.3)
Other comprehensive income (loss), net of tax	—	—	—	0.0	—	0.0
Dividends payable	—	—	(0.6)	—	—	(0.6)
Cash dividends; $0.64 per share	—	—	(28.2)	—	—	(28.2)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.4	17.3	—	—	—	17.8
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$53.7	$(11.3)
Non-cash items included in net income:
Depreciation and amortization	52.8	42.7
Other post-retirement and post-employment benefits	0.5	0.5
Stock-based compensation	11.7	7.6
Deferred income taxes	(7.6)	(9.5)
Other – net	2.3	2.3
Net increase (decrease) in cash from operating assets and liabilities	(61.2)	4.8
Increase (decrease) in other liabilities	(5.1)	2.7
Net cash flows from (to) operating activities	47.0	39.8

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(27.3)	(37.7)
Capitalized software	(1.4)	(3.4)
Acquisition spending, net of cash acquired	—	(369.8)
Purchase of investments	(1.9)	(3.1)
Sales or maturities of investments	3.4	3.0
Other – net	0.2	0.2
Net cash flows from (to) investing activities	(26.9)	(410.8)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(202.4)	(161.7)
Proceeds from debt	228.6	572.3
Dividends paid	(32.1)	(28.6)
Purchase of HNI Corporation common stock	(13.4)	—
Proceeds from sales of HNI Corporation common stock	1.2	1.2
Other – net	(2.7)	(5.9)
Net cash flows from (to) financing activities	(20.8)	377.3

Net increase (decrease) in cash and cash equivalents	(0.7)	6.3
Cash and cash equivalents at beginning of period	28.9	17.4
Cash and cash equivalents at end of period	$28.2	$23.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 30, 2023 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 29, 2024, are not necessarily indicative of the results expected for the fiscal year ending December 28, 2024 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2023. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On June 1, 2023, the Corporation acquired Kimball International, Inc. ("Kimball International"). The Corporation included the financial results of Kimball International in the Condensed Consolidated Financial Statements starting as of the date of acquisition. See "Note 3. Acquisition and Divestitures" for further information.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Systems and storage	$290.7	$251.4	$570.3	$433.7
Seating	145.4	123.4	271.4	216.9
Other	44.0	38.3	78.3	62.1
Total workplace furnishings	480.2	413.0	920.0	712.7

Residential building products	143.5	150.4	291.7	329.8
Net sales	$623.7	$563.5	$1,211.7	$1,042.5

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

Contract assets and contract liabilities were as follows:

	June 29, 2024	December 30, 2023
Trade receivables (1)	$258.9	$247.1
Contract assets (current) (2)	$3.2	$3.1
Contract assets (long-term) (3)	$26.8	$28.1
Contract liabilities - Customer deposits (4)	$39.7	$35.6
Contract liabilities - Accrued rebate and marketing programs (4)	$29.5	$31.4

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $35.6 million as of December 30, 2023, of which $33.9 million was recognized as revenue in the first six months of 2024.

Note 3. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. The Corporation has incurred aggregate acquisition-related expenses of $41.1 million to date, of which $28.6 million were incurred as corporate costs and $12.5 million were recorded in the workplace furnishings segment. Of these expenses, corporate costs of $24.4 million and workplace furnishings costs of $10.3 million were incurred in the six-month period ended July 1, 2023, and are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.8 million and $0.2 million were recorded to the Condensed Consolidated Balance Sheets in "Long-term Debt" and "Other Assets," respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital."

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

The total fair market value of consideration was approximately $503.7 million, which is allocated as follows:

	Kimball International Shares	HNI Shares Exchanged	Fair Value
Cash Consideration:
Shares of Kimball International common stock issued and outstanding as of June 1, 2023	36.4		$327.8
Kimball International equivalent shares	0.2		2.3
Total number of Kimball International shares for cash consideration	36.6		330.0

Consideration for payment to settle Kimball International's outstanding debt			50.2

Share Consideration:
Shares of Kimball International common stock issued and outstanding as of June 1, 2023	36.4	4.7	120.8

Replacement Share-Based Awards:
Outstanding awards of Kimball International restricted stock units relating to Kimball International common stock as of June 1, 2023	0.5	0.2	2.6

Total acquisition date fair value of purchase consideration			$503.7

Consideration provided in the form of HNI Corporation shares and HNI Corporation replacement share-based awards represents non-cash consideration.

The purchase price allocation at the date of acquisition, including measurement period adjustments made in the first quarter of 2024, is shown below. The one-year accounting measurement period closed in the second quarter of 2024, and the purchase price allocation was finalized with no additional adjustments recorded.

	Preliminary at December 30, 2023	Measurement period adjustments	Final
Goodwill	$162.7	$1.1	$163.8
Intangible assets	110.1	—	110.1
Other assets acquired and liabilities assumed, net	231.0	(1.1)	229.9
Net Assets and Liabilities	$503.7	$—	$503.7

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Software	3 years	$5.6
Customer lists and other	12 years	47.2
Acquired technology	18 years	16.5
Trademarks and trade names - Definite-lived	17 years	3.8
Trademarks and trade names - Indefinite-lived	Indefinite-lived	37.0
Total intangible assets		$110.1

The following table summarizes the results of Kimball International operations that are included in the Corporation's Condensed Consolidated Statement of Comprehensive Income for the three- and six-month periods ended June 29, 2024 and July 1, 2023. These amounts include the results of Poppin Furniture, Inc. ("Poppin") for the prior-year period during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity was not material to the consolidated results of the prior periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$139.6	$56.0	$287.1	$56.0
Net income (loss)	$10.1	$(21.3)	$16.3	$(21.3)

Pro Forma Results of Operations
The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Kimball International for the three- and six-month periods ended July 1, 2023, as though the acquisition and related financing had occurred as of January 2, 2022, the first day of the Corporation's 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International's results to the Corporation's financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share-based compensation expense for Kimball International equity awards converted to the Corporation's equity awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation's results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Net sales	$666.3	$1,306.6
Net income	$10.4	$14.7

Divestiture - Poppin
On September 12, 2023, the Corporation closed on the sale of substantially all of the assets of Poppin for $2.7 million in cash, net of selling costs, which transaction was structured as an asset sale. Poppin had been acquired as part of the Kimball International transaction in June 2023 and was a component of the workplace furnishings segment. Balances divested include $9.7 million of inventory, $3.1 million of various other assets, $7.0 million of accounts payable and accrued expenses, and $3.0 million of operating lease obligations.

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

	June 29, 2024	December 30, 2023

Finished products, net	$143.9	$112.9
Materials and work in process, net	123.4	128.2
LIFO allowance	(44.5)	(44.5)
Total inventories, net	$222.8	$196.6

Inventory valued by the LIFO costing method	93%	91%

The year-to-date increase in the net inventory balance was driven by seasonality in both the workplace furnishings and residential building products segments.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $15.0 million and $14.2 million as of June 29, 2024 and December 30, 2023, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	June 29, 2024	December 30, 2023
Goodwill, net	$442.1	$441.0
Definite-lived intangible assets, net	147.4	161.7
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$638.7	$651.9

Goodwill
The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 30, 2023
Goodwill	$297.2	$222.4	$519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	218.7	222.3	441.0

Goodwill measurement period adjustments	1.1	—	1.1

Balance as of June 29, 2024
Goodwill	298.3	222.4	520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of June 29, 2024	$219.8	$222.3	$442.1

Goodwill measurement period adjustments were made in the first quarter of 2024 related to the acquisition of Kimball International. The measurement period was closed during the second quarter of 2024. See "Note 3. Acquisitions and Divestitures" for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	June 29, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$192.0	$144.8	$47.2	$199.6	$143.4	$56.2
Trademarks and trade names	17.9	7.7	10.2	18.1	7.3	10.8
Customer lists and other	139.7	49.7	90.1	143.9	49.2	94.7
Net definite-lived intangible assets	$349.6	$202.1	$147.4	$361.6	$199.8	$161.7

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Capitalized software	$5.2	$5.5	$10.4	$10.9
Other definite-lived intangibles	$2.6	$1.9	$5.2	$3.4

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

	2024	2025	2026	2027	2028
Amortization expense	$30.2	$27.5	$22.9	$16.9	$9.0

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	June 29, 2024	December 30, 2023
Trademarks and trade names	$49.1	$49.1

Impairment Analysis
The Corporation evaluates its goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The Corporation also evaluates long-lived assets (which include definite-lived intangible assets) for impairment if indicators exist. No impairment triggers were identified that warranted further impairment analysis in the current period.

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

Activity associated with warranty obligations was as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of period	$18.0	$14.8
Accruals related to acquisitions	—	3.5
Accruals for warranties issued	8.1	6.2
Settlements and other	(7.1)	(5.6)
Balance at end of period	$19.0	$19.0

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	June 29, 2024	December 30, 2023
Current - in the next twelve months	$6.7	$6.0
Long-term - beyond one year	12.4	12.0
Total	$19.0	$18.0

Note 7.  Debt

Debt is as follows:

	June 29, 2024	December 30, 2023
Revolving credit facility with interest at a variable rate (June 29, 2024 - 6.7%; December 30, 2023 - 6.9%)	$114.0	$38.5
Term loan with interest at a variable rate (June 29, 2024 - 6.8%; December 30, 2023 - 7.0%)	250.0	300.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	0.7	—
Deferred debt issuance costs	(2.4)	(2.7)
Total debt	462.3	435.8
Less: Current maturities of debt	50.7	7.5
Long-term debt	$411.7	$428.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at June 29, 2024, was $364 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $95 million at June 29, 2024.

As of June 29, 2024, the Corporation’s revolving credit facility borrowings were incurred under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023 with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.7 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of June 29, 2024, there was $114 million of borrowings outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $114 million currently outstanding, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of June 29, 2024, the Corporation had $250 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. In May 2024, the Corporation executed a $50 million early repayment of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayment. The term loan is subject to principal amortization which was scheduled to begin on June 30, 2024. As a result of the early repayment executed by the Corporation, a portion of the principal amortization requirements were satisfied. No principal amortization is due to be repaid prior to March 2027, with incremental amounts due each subsequent quarter until the expiration of the term loan on the fifth year of the funding date, defined as June 1, 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of June 29, 2024, the deferred debt issuance costs balance of $2.2 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

As of June 29, 2024, the Corporation also had $100 million principal amount of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amounts due on May 31, 2025 are classified as "Current maturities of debt" and the principal amounts due May 31, 2028 are classified as "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as reductions of current maturities of debt and long-term debt based on note maturity, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of June 29, 2024, the current portion of the deferred debt issuance costs balance related to the private placement note agreements is not material and is reflected in "Current maturities of debt" in the Condensed Consolidated Balance Sheets, and the long term portion of the deferred debt issuance costs balance related to the private placement note agreements is $0.2 million and is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of June 29, 2024, due to current market rates, the Corporation would not owe any amounts to the note holders under a make-whole provision.

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event the private placement notes are repaid by the Corporation, the revolving credit facility and term loan credit facility include certain fall-away provisions to allow for modification of the covenant measures whereby the Corporation would have increased financial flexibility. In such an event, the definitions of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to a more flexible definition while the interest coverage ratio would no longer be an included measure.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of June 29, 2024, the Corporation was in compliance with the financial covenants.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income (loss) before income taxes	$46.0	$(9.0)	$68.0	$(5.3)
Income taxes	$10.0	$3.8	$14.3	$6.0
Effective tax rate	21.7%	(41.8)%	21.0%	(113.1)%

The Corporation’s income tax expense was higher in the three- and six-month periods ended June 29, 2024 compared to the same periods last year. The variation in the effective tax rates was primarily due to lower pre-tax income in the comparable prior-year periods impacted by non-deductible transaction costs in connection with the acquisition of Kimball International.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of June 29, 2024
Cash and cash equivalents (including money market funds) (1)	$28.2	$28.2	$—	$—
Mutual funds (2)	$10.9	$10.9	$—	$—
Government securities (2)	$5.5	$—	$5.5	$—
Corporate bonds (2)	$7.9	$—	$7.9	$—
Interest rate swap derivative - asset (3)	$0.2	$—	$0.2	$—
Interest rate swap derivative - liability (4)	$(1.5)	$—	$(1.5)	$—
Put option liability (4)	$(5.7)	$—	$—	$(5.7)

Balance as of December 30, 2023
Cash and cash equivalents (including money market funds) (1)	$28.9	$28.9	$—	$—
Mutual funds (2)	$11.3	$11.3	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (4)	$(3.5)	$—	$(3.5)	$—
Put option liability (4)	$(5.7)	$—	$—	$(5.7)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.0)	—	2.6	2.5
Tax (expense) or benefit	—	0.0	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.2)	(0.2)
Balance as of June 29, 2024	$(6.6)	$(0.3)	$(1.2)	$(1.0)	$(9.0)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	0.0	0.0	—	—	0.1
Tax (expense) or benefit	—	(0.0)	—	—	(0.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	—	(0.1)	(0.0)
Balance as of July 1, 2023	$(6.3)	$(0.5)	$(1.1)	$—	$(8.0)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month SOFR on a $100 million notional value expiring June 14, 2027. As of June 29, 2024, the fair value of the Corporation’s interest rate swap was comprised of a current asset of $0.2 million and a non-current liability of $1.5 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrecognized change in value of the interest rate swap is reported net of tax as $(1.0) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.2	$—	$0.3	$0.1
	Income taxes	(0.0)	—	(0.1)	(0.0)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	(0.0)	0.0	(0.0)	(0.1)
	Income taxes	0.0	(0.0)	0.0	0.0
	Net of tax	$0.1	$0.0	$0.2	$0.0
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Dividends per common share	$0.65	$0.64

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Six Months Ended
	June 29, 2024	July 1, 2023
Shares repurchased	0.3	—
Average price per share	$43.53	$—

Cash purchase price	$(13.6)	$—
Purchases unsettled as of quarter end	0.3	—
Prior year purchases settled in current year	(0.1)	—
Shares repurchased per cash flow	$(13.4)	$—

As of June 29, 2024, $220.0 million of the Corporation’s stock repurchase authorization by the Board of Directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income (loss)	$36.0	$(12.8)	$53.7	$(11.3)
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.2	43.3	47.1	42.4
Potentially dilutive shares from stock-based compensation plans	1.0	—	1.1	—
Denominator for diluted EPS	48.2	43.3	48.2	42.4
Earnings per share – basic	$0.76	$(0.30)	$1.14	$(0.27)
Earnings per share – diluted	$0.75	$(0.30)	$1.11	$(0.27)

The year-over-year increase in shares outstanding is primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International. See "Note 3. Acquisition and Divestitures" for further information.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.8	3.0	0.8	2.8

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

The following table summarizes expense associated with these plans:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Compensation cost	$4.0	$3.1	$11.7	$7.6

The increase in stock compensation cost was driven by higher forecasted Corporation achievement relative to performance stock unit targets, as well as an increase in members participating in stock-based incentive plans as a result of the Kimball International acquisition.

The units granted by the Corporation had fair values as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Restricted stock units	$7.3	$12.1
Performance stock units	$7.2	$6.0

The decrease in the fair value of restricted stock units granted compared to the prior-year period was driven by replacement awards issued in the second quarter of 2023 in connection with the Kimball International acquisition. See "Note 3.
Acquisitions and Divestitures" for further information.

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of June 29, 2024:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$4.2	0.8
Non-vested performance stock units	$14.2	1.1

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $38 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers. As of June 29, 2024, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of these guarantees, which range from less than one year to three years, generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $5 million as of June 29, 2024. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

The aggregated workplace furnishings segment designs, manufactures, and markets a broad line of commercial office furniture, which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, and hospitality products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales:
Workplace furnishings	$480.2	$413.0	$920.0	$712.7
Residential building products	143.5	150.4	291.7	329.8
Total	$623.7	$563.5	$1,211.7	$1,042.5

Income (Loss) Before Income Taxes:
Workplace furnishings	$54.3	$15.9	$80.6	$11.9
Residential building products	19.8	15.6	41.1	43.6
General corporate	(20.7)	(35.0)	(38.6)	(52.7)
Operating income (loss)	53.4	(3.6)	83.1	2.9
Interest expense, net	7.4	5.5	15.1	8.2
Total	$46.0	$(9.0)	$68.0	$(5.3)

Depreciation and Amortization Expense:
Workplace furnishings	$17.8	$13.8	$35.6	$25.0
Residential building products	3.6	3.4	7.1	6.7
General corporate	5.0	5.4	10.1	11.0
Total	$26.4	$22.6	$52.8	$42.7

Capital Expenditures (including capitalized software):
Workplace furnishings	$12.3	$17.9	$18.4	$31.8
Residential building products	1.8	2.4	4.3	7.4
General corporate	3.4	0.9	5.9	2.0
Total	$17.5	$21.1	$28.7	$41.2

			As of June 29, 2024	As of December 30, 2023
Identifiable Assets:
Workplace furnishings			$1,321.8	$1,311.4
Residential building products			476.3	467.1
General corporate			142.7	150.3
Total			$1,940.8	$1,928.8

Note 15. Supplier Finance Programs

Some of the Corporation’s third-party financial institutions offer supply chain finance ("SCF") programs by which they allow eligible Corporation suppliers the opportunity to sell their trade receivables due from the Corporation. Supplier participation in the SCF programs is voluntary and requires an agreement between the supplier and the financial institution, to which the Corporation is not a party. Any sales of supplier receivables to the financial institutions are at the sole discretion of the supplier and are priced at a rate that leverages the Corporation’s credit rating and thus may be more beneficial to the supplier. The Corporation’s responsibility is limited to making payment on the terms originally negotiated with each supplier.

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

	June 29, 2024	December 30, 2023
Supplier finance programs obligations	$37.3	$28.4

Note 16. Restructuring and Impairment

Restructuring and impairment activity relates to: cash set-up costs at a new manufacturing facility in Mexico in the current and prior periods; non-cash inventory valuation adjustments related to the closure of a small workplace furnishings eCommerce brand in the prior period; non-cash long-lived asset valuation charges in connection with closures in the prior period; cash exit costs tied to workplace furnishings manufacturing facility consolidation actions in the current year; and cash exit costs in connection with the divestiture of Poppin in the prior year.

		Three Months Ended		Six Months Ended
	Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Workplace Furnishings
Inventory valuation	Cost of sales	$—	$(0.4)	$—	$(0.3)
Facility set-up costs	Cost of sales	0.6	0.2	0.7	0.5
Long-lived asset charges	Restructuring and impairment charges	—	2.1	—	2.1
Exit costs	Restructuring and impairment charges	2.0	6.0	2.1	6.0
Total		$2.6	$7.8	$2.8	$8.3

As of June 29, 2024 and December 30, 2023, accrued restructuring expenses of $2.4 million and $1.8 million, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Cash payments related to these charges in the current year-to-date period were $2.1 million. In the prior year-to-date period, cash payments were not significant. Future restructuring costs connected to current initiatives are estimated to be $4.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information about forward-looking statements.

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

In the current period, the Corporation maintained focus on its strategic priorities. In workplace furnishings, ongoing integration of the Kimball International business and related synergies, expanded utilization of the new factory in Mexico, and the recently announced manufacturing facility optimization initiative are enabling the segment's profit transformation plan. The residential building products business continued to navigate cyclical housing market weakness and inconsistent demand trends but remained solidly profitable and committed to investing in capabilities to support long-term growth.

Consolidated net sales for the second quarter of 2024 were $623.7 million, an increase of 10.7 percent compared to net sales of $563.5 million in the prior-year quarter. The change was due to a 16.3 percent increase in net sales in the workplace furnishings segment, partially offset by a 4.6 percent decrease in net sales in the residential building products segment. The acquisition of Kimball International in the second quarter of 2023 increased year-over-year sales by $80.5 million, and the divestiture of Poppin in the third quarter of 2023 decreased year-over-year sales by $3.4 million. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more information about the Kimball International acquisition, which affects the comparability of results between the current and prior-year periods.

Net income attributable to the Corporation in the second quarter of 2024 was $36.0 million compared to a net loss of $12.8 million in the second quarter of 2023. The year-over-year increase in net income was driven by improved net productivity, non-repeating acquisition-related costs incurred in the prior-year quarter, and favorable net impacts of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses (excluding Kimball International) and elevated healthcare costs.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Net sales	$623.7	$563.5	10.7%		$1,211.7	$1,042.5	16.2%
Cost of sales	362.4	347.9	4.1%		717.5	652.7	9.9%
Gross profit	261.3	215.5	21.2%		494.2	389.8	26.8%
Selling and administrative expenses	205.9	211.0	(2.4)%		409.0	378.9	7.9%
Restructuring and impairment charges	2.0	8.1	(75.4)%		2.1	8.1	(74.2)%
Operating income (loss)	53.4	(3.6)	NM		83.1	2.9	2,800%
Interest expense, net	7.4	5.5	35.3%		15.1	8.2	85.0%
Income (loss) before income taxes	46.0	(9.0)	NM		68.0	(5.3)	NM
Income taxes	10.0	3.8	164%		14.3	6.0	139%
Net income (loss) attributable to non-controlling interest	(0.0)	(0.0)	NM		0.0	(0.0)	NM
Net income (loss) attributable to HNI Corporation	$36.0	$(12.8)	NM		$53.7	$(11.3)	NM

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	41.9	38.3	360	bps	40.8	37.4	340	bps
Selling and administrative expenses	33.0	37.4	-440	bps	33.8	36.3	-250	bps
Restructuring and impairment charges	0.3	1.4	-110	bps	0.2	0.8	-60	bps
Operating income (loss)	8.6	(0.6)	920	bps	6.9	0.3	660	bps
Income taxes	1.6	0.7	90	bps	1.2	0.6	60	bps
Net income (loss) attributable to HNI Corporation	5.8	(2.3)	810	bps	4.4	(1.1)	550	bps

Results of Operations - Three Months Ended

Net Sales

Consolidated net sales for the second quarter of 2024 increased 10.7 percent compared to the same quarter last year. The change was driven by $80.5 million of favorable impact from the acquisition of Kimball International in the second quarter of 2023, partially offset by lower volume in the legacy HNI businesses and $3.4 million of unfavorable impact from the divestiture of Poppin in the third quarter of 2023.

Gross Profit

Gross profit as a percentage of net sales increased 360 basis points in the second quarter of 2024 compared to the same quarter last year, driven by improved operational productivity and the impact of the Kimball International acquisition.

Selling and Administrative Expenses

Selling and administrative expenses ("SG&A") as a percentage of net sales decreased 440 basis points in the second quarter of 2024 compared to the same quarter last year. The decrease was driven by $31.3 million of non-repeating Kimball International acquisition-related fees and expenses incurred in the prior-year quarter and improved freight and distribution productivity, partially offset by lower volume in the legacy HNI businesses and elevated healthcare costs.

Restructuring and Impairment Charges

In the second quarter of 2024, the Corporation recorded charges of $2.0 million primarily in connection with a workplace furnishings factory optimization initiative. Charges of $8.1 million were incurred in the same quarter last year mainly related to the exit of the Poppin business.

Operating Income (Loss)

In the second quarter of 2024, operating margin increased 920 basis points compared to the same quarter last year driven by $31.3 million of non-repeating Kimball International acquisition-related fees and expenses incurred in the prior-year quarter, improved net productivity, favorable impact of the acquisition of Kimball International, and lower restructuring and impairment charges incurred in the current quarter, partially offset by lower volume in the legacy HNI businesses and elevated healthcare costs.

Interest Expense, Net

Interest expense, net for the second quarter of 2024 was $7.4 million, compared to $5.5 million in the same quarter last year, driven by higher average outstanding borrowings resulting from indebtedness incurred to fund the acquisition of Kimball International and higher interest rates in the current period on the Corporation's variable-rate revolving debt obligations.

Income Taxes

The Corporation’s income tax provision for the second quarter of 2024 was $10.0 million of expense on income before taxes of $46.0 million, or an effective tax rate of 21.7 percent. For the second quarter of 2023, the Corporation’s income tax provision was $3.8 million of expense on a loss before taxes of $9.0 million, or an effective tax rate of (41.8) percent. The variation in the effective tax rates was primarily due to lower pre-tax income in the prior-year quarter impacted by non-deductible transaction costs related to the acquisition of Kimball International in the prior year.

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to the Corporation was $36.0 million, or $0.75 per diluted share, in the second quarter of 2024, compared to net loss of $12.8 million, or $0.30 per diluted share, in the second quarter of 2023.

Results of Operations - Six Months Ended

Net Sales

Consolidated net sales for the first six months of 2024 increased 16.2 percent compared to the same period last year. The change was driven by $228.0 million of favorable impact from the acquisition of Kimball International in the second quarter of 2023, as well as price realization in both the workplace furnishings and residential building products segments. These factors were partially offset by lower volume in the legacy HNI businesses and $3.4 million of unfavorable impact from the divestiture of Poppin in the third quarter of 2023.

Gross Profit

Gross profit as a percentage of net sales increased 340 basis points in the first six months of 2024 compared to the same period last year, driven by improved operational productivity, favorable price-cost, and the impact of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 250 basis points in the first six months of 2024 compared to the same period last year. The decrease was driven by $34.7 million of non-repeating Kimball International acquisition-related fees and expenses incurred in the prior-year period and favorable impacts from the acquisition of Kimball International, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Restructuring and Impairment Charges

In the first six months of 2024, the Corporation recorded charges of $2.1 million primarily in connection with a workplace furnishings factory optimization initiative. Charges of $8.1 million were incurred in the same period last year mainly related to the exit of the Poppin business.

Operating Income

In the first six months of 2024, operating margin increased 660 basis points compared to the same period last year, driven by improved net productivity, favorable price-cost, the impact of the acquisition of Kimball International, non-repeating acquisition-related costs incurred in the prior-year period, and lower restructuring and impairment charges incurred in the current-year period, partially offset by lower volume in the legacy HNI businesses and higher variable compensation.

Interest Expense, Net

Interest expense, net for the first six months of 2024 was $15.1 million, compared to $8.2 million in the same period last year, driven by higher average outstanding borrowings resulting from indebtedness incurred to fund the acquisition of Kimball International and higher interest rates in the current period on the Corporation's variable-rate revolving debt obligations.

Income Taxes

The Corporation’s income tax provision for the first six months of 2024 was $14.3 million of expense on income before taxes of $68.0 million, or an effective tax rate of 21.0 percent. For the first six months of 2023, the Corporation’s income tax expense was $6.0 million on a loss before taxes of $5.3 million, or an effective tax rate of (113.1) percent. The variation in the effective tax rates was primarily due to lower pre-tax income in the prior-year period impacted by non-deductible transaction costs related to the acquisition of Kimball International in the prior year.

Net Income (Loss) Attributable to HNI Corporation

Net income attributable to the Corporation was $53.7 million, or $1.11 per diluted share, in the first six months of 2024, compared to net loss of $11.3 million, or $0.27 per diluted share, in the first six months of 2023.

Workplace Furnishings

The following table presents summarized results of operations in the workplace furnishings segment:

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Net sales	$480.2	$413.0	16.3%		$920.0	$712.7	29.1%
Operating income	$54.3	$15.9	242%		$80.6	$11.9	578%
Operating income %	11.3%	3.8%	750	bps	8.8%	1.7%	710	bps

Three Months Ended

Second quarter 2024 net sales for the workplace furnishings segment increased 16.3 percent compared to the same quarter last year. The acquisition of Kimball International in the second quarter of 2023 increased net sales by $80.5 million compared to the prior-year quarter, while the divestiture of Poppin in the third quarter of 2023 decreased year-over-year sales by $3.4 million. Adjusting for the impact of these transactions, segment sales decreased 2.4 percent year-over-year, driven by lower volume in the contract office customer channel.

Operating income as a percentage of net sales in the second quarter of 2024 improved 750 basis points compared to the same period in 2023. The increase was driven by improved net productivity, favorable impacts from the Kimball International acquisition and the divestiture of Poppin, $10.3 million of non-repeating acquisition-related costs incurred in the prior-year quarter, and lower restructuring and impairment charges in the current quarter.

Six Months Ended

Net sales for the first six months of 2024 for the workplace furnishings segment increased 29.1 percent compared to the same period last year. The acquisition of Kimball International in the second quarter of 2023 increased net sales by $228.0 million compared to the prior-year period, while the divestiture of Poppin in the third quarter of 2023 decreased year-over-year sales by $3.4 million. Adjusting for the impact of these transactions, segment sales decreased 2.4 percent year-over-year, driven by lower volume in the contract office customer channel, partially offset by increased volume with small to medium-sized customers and price realization.

Operating income as a percentage of net sales in the first six months of 2024 improved 710 basis points compared to the same period in 2023. The increase was driven by improved net productivity, impacts from the Kimball International acquisition, favorable price-cost, non-repeating acquisition-related costs incurred in the prior-year period, and lower restructuring and impairment charges in the current-year period. These factors were partially offset by lower volume in the legacy HNI workplace businesses and higher variable compensation.

Residential Building Products

The following table presents summarized results of operations in the residential building products segment:

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Net sales	$143.5	$150.4	(4.6)%		$291.7	$329.8	(11.6)%
Operating income	$19.8	$15.6	26.9%		$41.1	$43.6	(5.8)%
Operating income %	13.8%	10.3%	350	bps	14.1%	13.2%	90	bps

Three Months Ended

Second quarter 2024 net sales for the residential building products segment decreased 4.6 percent compared to the same quarter last year. The decline was primarily driven by lower volume in the existing home channel. Demand pressure from a soft housing market and reduced home remodeling activity was partially offset by price realization versus the prior-year quarter.

Operating income as a percentage of net sales increased 350 basis points in the second quarter of 2024 compared to the same quarter last year driven by improved net productivity, favorable product mix, and lower core SG&A, partially offset by lower volume.

Six Months Ended

Net sales for the first six months of 2024 for the residential building products segment decreased 11.6 percent compared to the same period last year. The decline was driven by lower volume in both the existing home and new construction channel. Demand pressure from a soft housing market and reduced home remodeling activity was partially offset by price realization versus the prior-year period.

Operating income as a percentage of net sales in the first six months of 2024 increased 90 basis points compared to the same period last year driven by improved net productivity, favorable price-cost, favorable product mix, lower variable compensation, and lower core SG&A, partially offset by lower volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current performance, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $114 million currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating cash flows were $47.0 million for the first six months of 2024 compared $39.8 million for the first six months of 2023. In the prior-year period, net income included costs associated with the acquisition of Kimball International, which did not recur in the current-year period. Additionally, the net income benefits from owning Kimball International for the entire period combined with improved financial performance in the remaining HNI businesses, drove improvement to net income. The increase in income was mostly offset by higher usage of working capital. Working capital was a use of cash during the current-year period. Historically, the Corporation experiences seasonal cash usage during the first half of the fiscal year. The current year working capital cash usage was consistent with normal historical patterns. The comparable prior-year period did not follow the normal seasonal pattern due to the impacts and timing of the acquisition of Kimball International.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first six months of 2024 were $28.7 million compared to $41.2 million in the same period last year. In the prior-year period, the Corporation had higher expenditures related to a manufacturing facility expansion, which did not recur in the current period. The current year expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2024, capital expenditures are expected to be approximately $75 to 85 million.

Acquisition - Investing activities in the first six months of 2023 included $369.8 million of cash outflows related to the acquisition of Kimball International. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Additionally, in the second quarter of 2023, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023, to support funding of the acquisition of Kimball International. In the second quarter of 2024, the Corporation executed a $50 million early repayment of the outstanding principal balance on this term loan. The repayment was financed using borrowings from the revolving credit facility. As a result, no additional principal amortization is currently due to be repaid for the term loan prior to March 2027. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Dividends per common share	$0.33	$0.32	$0.65	$0.64

During the second quarter of 2024, the Board of Directors declared the regular quarterly cash dividend on May 13, 2024. The dividend was paid on June 12, 2024, to shareholders of record as of May 24, 2024.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the six months ended June 29, 2024, the Corporation spent $13.4 million to repurchase shares of its common stock. As of June 29, 2024, $220.0 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first six months of 2024.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances disclosures regarding segment performance, including information about the chief operating decision maker and measures used to assess performance. The ASU becomes effective for the Corporation beginning with its annual period ending December 2024, and interim periods beginning with first quarter of 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact of this guidance on the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. Additionally, the ASU requires disclosure of pretax income (or loss) and income tax (or benefit) disaggregated by domestic and foreign operations. Finally, the ASU removes the requirement of certain disclosures related to unrecognized tax benefits. The ASU becomes effective for the Corporation beginning with its annual period ending December 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact of this guidance on the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2024, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of June 29, 2024, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, consideration should be given to the risks discussed in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which could materially affect its business, financial condition, and results of operations. Additional risks and uncertainties not currently known or that are currently deemed immaterial by management also may adversely affect the Corporation's business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of June 29, 2024, $220.0 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the second quarter of fiscal 2024:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
03/31/24 - 04/27/24	68.9	$42.32	68.9	$228.1
04/28/24 - 05/25/24	78.4	$44.30	78.4	$224.6
05/26/24 - 06/29/24	104.8	$44.44	104.8	$220.0
Total	252.2		252.2

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 29, 2024:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Jeffrey D. Lorenger, Chairman, President, and Chief Executive Officer	Adopt	May 10, 2024	x		97,999	February 17, 2026
Vincent P. Berger, Executive Vice President, HNI Corporation, and President, Hearth & Home Technologies LLC	Amend	May 20, 2024	x		109,329	February 19, 2025
Mary A. Bell, Director	Adopt	May 23, 2024	x		5,000	February 21, 2025
Miguel M. Calado, Lead Director	Adopt	May 28, 2024	x		5,299	February 28, 2025

Item 6. Exhibits

10.1	HNI Corporation 2017 Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 filed May 20, 2024)
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) information concerning trading plans appearing in Part II, Item 5 of this report+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: July 30, 2024	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer