Form 10-Q
period 2024-09-28
HNI CORP
filed 2024-10-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 28, 2024

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		September 28, 2024		47,804,011

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net sales	$672.2	$711.6	$1,883.9	$1,754.2
Cost of sales	393.4	426.3	1,110.9	1,079.0
Gross profit	278.8	285.3	773.0	675.2
Selling and administrative expenses	208.4	223.3	617.3	602.2
Restructuring and impairment charges	1.6	5.3	3.7	13.4
Operating income	68.9	56.8	151.9	59.6
Interest expense, net	7.1	9.4	22.1	17.5
Income before income taxes	61.8	47.4	129.8	42.1
Income tax expense	14.3	9.6	28.6	15.6
Net income	47.5	37.8	101.2	26.5
Less: Net income attributable to non-controlling interest	0.0	0.0	0.0	0.0
Net income attributable to HNI Corporation	$47.5	$37.8	$101.2	$26.5

Average number of common shares outstanding – basic	47.7	46.6	47.3	43.8
Net income attributable to HNI Corporation per common share – basic	$1.00	$0.81	$2.14	$0.60
Average number of common shares outstanding – diluted	48.7	47.3	48.4	44.5
Net income attributable to HNI Corporation per common share – diluted	$0.98	$0.80	$2.09	$0.60

Foreign currency translation adjustments	$(0.0)	$(0.2)	$(0.1)	$(0.2)
Change in unrealized gains (losses) on marketable securities, net of tax	0.3	(0.0)	0.3	0.1
Change in derivative financial instruments, net of tax	(1.8)	—	(0.0)	(0.1)
Other comprehensive income (loss), net of tax	(1.4)	(0.2)	0.2	(0.2)
Comprehensive income	46.1	37.5	101.4	26.3
Less: Comprehensive income attributable to non-controlling interest	0.0	0.0	0.0	0.0
Comprehensive income attributable to HNI Corporation	$46.1	$37.5	$101.4	$26.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 28, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$34.3	$28.9
Short-term investments	5.9	5.6
Receivables	261.1	247.1
Allowance for doubtful accounts	(2.3)	(3.5)
Inventories, net	210.3	196.6
Prepaid expenses and other current assets	52.4	61.3
Total Current Assets	561.7	535.9

Property, Plant, and Equipment:
Land and land improvements	59.4	58.9
Buildings	416.8	406.8
Machinery and equipment	699.4	705.8
Construction in progress	20.7	22.2
	1,196.4	1,193.7
Less accumulated depreciation	(656.9)	(638.5)
Net Property, Plant, and Equipment	539.5	555.2

Right-of-use - Finance Leases	12.2	12.2

Right-of-use - Operating Leases	107.4	115.2

Goodwill and Other Intangible Assets, net	631.5	651.9

Other Assets	61.2	58.4

Total Assets	$1,913.4	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 28, 2024	December 30, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$431.3	$418.7
Current maturities of debt	50.9	7.5
Current maturities of other long-term obligations	2.2	7.3
Current lease obligations - Finance	4.9	4.4
Current lease obligations - Operating	25.0	25.9
Total Current Liabilities	514.3	463.7

Long-Term Debt	294.5	428.3

Long-Term Lease Obligations - Finance	7.4	7.9

Long-Term Lease Obligations - Operating	98.3	104.0

Other Long-Term Liabilities	78.8	78.0

Deferred Income Taxes	73.1	85.1

Total Liabilities	1,066.4	1,167.0

Equity:
HNI Corporation shareholders’ equity	846.6	761.4
Non-controlling interest	0.3	0.3
Total Equity	846.9	761.8

Total Liabilities and Equity	$1,913.4	$1,928.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - September 28, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 29, 2024	$47.1	$204.0	$545.7	$(9.0)	$0.3	$788.1
Comprehensive income:
Net income	—	—	47.5	—	0.0	47.5
Other comprehensive income (loss), net of tax	—	—	—	(1.4)	—	(1.4)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.33 per share	—	—	(15.8)	—	—	(15.8)
Common shares – treasury:
Shares purchased	(0.2)	(11.6)	—	—	—	(11.8)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.9	39.8	—	—	—	40.7
Balance, September 28, 2024	$47.8	$232.1	$577.1	$(10.4)	$0.3	$846.9

	Nine Months Ended - September 28, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	101.2	—	0.0	101.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Dividends payable	—	—	(1.2)	—	—	(1.2)
Cash dividends; $0.98 per share	—	—	(46.5)	—	—	(46.5)
Common shares – treasury:
Shares purchased	(0.5)	(24.8)	—	—	—	(25.4)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.5	55.3	—	—	—	56.8
Balance, September 28, 2024	$47.8	$232.1	$577.1	$(10.4)	$0.3	$846.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2023	$46.5	$182.5	$493.9	$(8.0)	$0.3	$715.3
Comprehensive income:
Net income	—	—	37.8	—	0.0	37.8
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.32 per share	—	—	(14.9)	—	—	(14.9)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.0	3.4	—	—	—	3.4
Balance, September 30, 2023	$46.6	$185.9	$516.5	$(8.2)	$0.3	$741.1

	Nine Months Ended - September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income	—	—	26.5	—	0.0	26.5
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Dividends payable	—	—	(0.9)	—	—	(0.9)
Cash dividends; $0.96 per share	—	—	(43.1)	—	—	(43.1)
Common shares – treasury:
Shares purchased	—	—	—	—	—	—
Shares issued in connection with Kimball International, Inc. acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.4	20.7	—	—	—	21.2
Balance, September 30, 2023	$46.6	$185.9	$516.5	$(8.2)	$0.3	$741.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net Cash Flows From (To) Operating Activities:
Net income	$101.2	$26.5
Non-cash items included in net income:
Depreciation and amortization	80.1	68.3
Other post-retirement and post-employment benefits	0.8	0.8
Stock-based compensation	13.7	11.3
Deferred income taxes	(11.7)	(6.0)
Other – net	4.2	5.2
Net increase (decrease) in cash from operating assets and liabilities	(5.1)	63.0
Decrease in other liabilities	(7.8)	(6.7)
Net cash flows from (to) operating activities	175.5	162.5

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(41.2)	(61.9)
Capitalized software	(2.0)	(0.9)
Acquisition spending, net of cash acquired	—	(369.7)
Purchase of investments	(3.1)	(3.8)
Sales or maturities of investments	4.5	4.0
Net proceeds from sale of subsidiary	—	3.1
Other – net	0.2	1.5
Net cash flows from (to) investing activities	(41.7)	(427.6)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(354.0)	(304.3)
Proceeds from debt	262.4	625.3
Dividends paid	(47.9)	(43.5)
Purchase of HNI Corporation common stock	(24.8)	—
Proceeds from sales of HNI Corporation common stock	45.4	1.8
Other – net	(9.6)	(7.1)
Net cash flows from (to) financing activities	(128.5)	272.1

Net increase in cash and cash equivalents	5.3	6.9
Cash and cash equivalents at beginning of period	28.9	17.4
Cash and cash equivalents at end of period	$34.3	$24.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 30, 2023 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 28, 2024 are not necessarily indicative of the results expected for the fiscal year ending December 28, 2024 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On June 1, 2023, the Corporation acquired Kimball International, Inc. ("Kimball International"). The Corporation included the financial results of Kimball International in the Condensed Consolidated Financial Statements starting as of the date of acquisition. See "Note 3. Acquisition and Divestitures" for further information.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Systems and storage	$301.5	$320.7	$871.8	$754.4
Seating	150.3	160.5	421.8	377.3
Other	53.3	55.6	131.6	117.8
Total workplace furnishings	505.1	536.8	1,425.1	1,249.5

Residential building products	167.1	174.8	458.8	504.7
Net sales	$672.2	$711.6	$1,883.9	$1,754.2

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

Contract assets and contract liabilities were as follows:

	September 28, 2024	December 30, 2023
Trade receivables (1)	$261.1	$247.1
Contract assets (current) (2)	$3.1	$3.1
Contract assets (long-term) (3)	$25.9	$28.1
Contract liabilities - Customer deposits (4)	$52.9	$35.6
Contract liabilities - Accrued rebate and marketing programs (4)	$29.8	$31.4

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in contract liabilities for customer deposits in the current period was driven by project timing in the hospitality customer channel.

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $35.6 million as of December 30, 2023, of which $34.7 million was recognized as revenue in the nine-month period ended September 28, 2024.

Note 3. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. The Corporation has incurred aggregate acquisition-related expenses of $41.1 million to date, of which $28.6 million were incurred as corporate costs and $12.5 million were recorded in the workplace furnishings segment. Of these expenses, corporate costs of $26.4 million and workplace furnishings costs of $11.1 million were incurred in the nine-month period ended September 30, 2023, and are included in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.8 million and $0.2 million were recorded to the Condensed Consolidated Balance Sheets in "Long-term Debt" and "Other Assets," respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital."

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

The following table summarizes the results of Kimball International operations that are included in the Corporation's Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ended September 28, 2024 and September 30, 2023. These amounts include the results of Poppin, Inc. ("Poppin") for the prior-year period during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity was not material to the consolidated results of the prior periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$149.5	$158.0	$436.6	$214.0
Net income (loss)	$12.4	$0.7	$28.7	$(20.6)

Pro Forma Results of Operations
The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Kimball International for the nine-month period ended September 30, 2023, as though the acquisition and related financing had occurred as of January 2, 2022, the first day of the Corporation's 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International's results to the Corporation's financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share-based compensation expense for Kimball International equity awards converted to the Corporation's equity awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation's results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

Nine Months Ended
September 30, 2023
Net sales	$2,018.3
Net income	$55.8

Divestiture - Poppin
On September 12, 2023, the Corporation closed on the sale of substantially all of the assets of Poppin for $2.7 million in cash, net of selling costs. Poppin had been acquired as part of the Kimball International transaction in June 2023 and was a component of the workplace furnishings segment. Balances divested include $9.7 million of inventory, $3.1 million of various other assets, $7.0 million of accounts payable and accrued expenses, and $3.0 million of operating lease obligations.

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

	September 28, 2024	December 30, 2023

Finished products, net	$133.9	$112.9
Materials and work in process, net	120.9	128.2
LIFO allowance	(44.5)	(44.5)
Total inventories, net	$210.3	$196.6

Inventory valued by the LIFO costing method	90%	91%

The year-to-date increase in the net inventory balance was driven by seasonality in the residential building products segment.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $14.3 million and $14.2 million as of September 28, 2024 and December 30, 2023, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	September 28, 2024	December 30, 2023
Goodwill, net	$442.1	$441.0
Definite-lived intangible assets, net	140.3	161.7
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$631.5	$651.9

Goodwill
The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 30, 2023
Goodwill	$297.2	$222.4	$519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	218.7	222.3	441.0

Goodwill measurement period adjustments	1.1	—	1.1

Balance as of September 28, 2024
Goodwill	298.3	222.4	520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of September 28, 2024	$219.8	$222.3	$442.1

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

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$189.1	$146.5	$42.7	$199.6	$143.4	$56.2
Trademarks and trade names	17.9	8.0	9.9	18.1	7.3	10.8
Customer lists and other	139.7	52.0	87.8	143.9	49.2	94.7
Net definite-lived intangible assets	$346.7	$206.4	$140.3	$361.6	$199.8	$161.7

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Capitalized software	$5.1	$5.9	$15.5	$16.8
Other definite-lived intangibles	$2.6	$2.3	$7.9	$5.8

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

	2024	2025	2026	2027	2028
Amortization expense	$30.3	$27.6	$23.0	$16.9	$9.0

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 28, 2024	December 30, 2023
Trademarks and trade names	$49.1	$49.1

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

Activity associated with warranty obligations was as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance at beginning of period	$18.0	$14.8
Accruals related to acquisitions	—	3.5
Accruals for warranties issued	10.1	8.8
Settlements and other	(10.1)	(8.4)
Balance at end of period	$18.0	$18.7

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	September 28, 2024	December 30, 2023
Current - in the next twelve months	$6.6	$6.0
Long-term - beyond one year	11.4	12.0
Total	$18.0	$18.0

Note 7.  Debt

Debt is as follows:

	September 28, 2024	December 30, 2023
Revolving credit facility with interest at a variable rate (September 28, 2024 - 6.4%; December 30, 2023 - 6.9%)	$46.0	$38.5
Term loan with interest at a variable rate (September 28, 2024 - 6.7%; December 30, 2023 - 7.0%)	200.0	300.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	0.9	—
Deferred debt issuance costs	(1.5)	(2.7)
Total debt	345.4	435.8
Less: Current maturities of debt	50.9	7.5
Long-term debt	$294.5	$428.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at September 28, 2024 was $246 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $98 million at September 28, 2024.

As of September 28, 2024, the Corporation’s revolving credit facility borrowings were incurred under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023 with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.6 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 28, 2024, $46 million of borrowings were outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $46 million currently outstanding, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of September 28, 2024, the Corporation had $200 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. In May 2024 and September 2024, the Corporation separately executed an aggregated $100 million of early repayments of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayments.

The term loan is subject to principal amortization which was scheduled to begin on June 30, 2024. As a result of the early repayments executed by the Corporation, all of the principal amortization requirements have been satisfied and no additional principal payments are required until maturity in March 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of September 28, 2024, the deferred debt issuance costs balance of $1.4 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

As of September 28, 2024, the Corporation also had $100 million principal amount of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amounts due on May 31, 2025 are classified as "Current maturities of debt" and the principal amounts due May 31, 2028 are classified as "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as reductions of current maturities of debt and long-term debt based on note maturity, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of September 28, 2024, the remaining deferred debt issuance costs related to the private placement note agreements were not material, with the current portion reflected in "Current maturities of debt" and the long term portion reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of September 28, 2024, due to current market rates, the Corporation would not owe any amounts to the note holders on early payment under a make-whole provision.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of September 28, 2024, the Corporation was in compliance with the financial covenants.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income before income taxes	$61.8	$47.4	$129.8	$42.1
Income taxes	$14.3	$9.6	$28.6	$15.6
Effective tax rate	23.1%	20.3%	22.0%	37.1%

The Corporation’s income tax expense increased in the current periods relative to the comparable prior-year periods driven by higher profit. The variation in the effective tax rate quarter-over-quarter was primarily due to favorable year-to-date adjustments recorded in the third quarter of 2023 related to the Kimball International acquisition. The significantly higher tax rate in the prior-year-to-date period was driven by non-deductible transaction costs incurred in 2023 in connection with the acquisition.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 28, 2024
Cash and cash equivalents (including money market funds) (1)	$34.3	$34.3	$—	$—
Mutual funds (2)	$11.6	$11.6	$—	$—
Government securities (2)	$6.2	$—	$6.2	$—
Corporate bonds (2)	$7.9	$—	$7.9	$—
Interest rate swap derivative (3)	$(3.6)	$—	$(3.6)	$—
Put option (4)	$(5.7)	$—	$—	$(5.7)

Balance as of December 30, 2023
Cash and cash equivalents (including money market funds) (1)	$28.9	$28.9	$—	$—
Mutual funds (2)	$11.3	$11.3	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative (3)	$(3.5)	$—	$(3.5)	$—
Put option (4)	$(5.7)	$—	$—	$(5.7)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.1)	0.3	—	0.4	0.7
Tax (expense) or benefit	—	(0.1)	—	(0.1)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.4)	(0.3)
Balance as of September 28, 2024	$(6.6)	$0.0	$(1.2)	$(2.7)	$(10.4)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	(0.2)	(0.0)	—	—	(0.2)
Tax (expense) or benefit	—	0.0	—	—	0.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	—	(0.1)	(0.0)
Balance as of September 30, 2023	$(6.5)	$(0.6)	$(1.1)	$—	$(8.2)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of September 28, 2024, the fair value of the Corporation’s interest rate swap liability was $3.6 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrecognized change in value of the interest rate swap is reported net of tax as $(2.7) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivative financial instrument
Interest rate swap	Interest expense, net	$0.2	$—	$0.5	$0.1
	Income taxes	(0.0)	—	(0.1)	(0.0)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	(0.0)	0.0	(0.1)	(0.1)
	Income taxes	0.0	(0.0)	0.0	0.0
	Net of tax	$0.1	$0.0	$0.3	$0.0
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Dividends per common share	$0.98	$0.96

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Shares repurchased	0.5	—
Average price per share	$46.48	$—

Cash purchase price	$(25.4)	$—
Purchases unsettled as of quarter end	0.7	—
Prior year purchases settled in current year	(0.1)	—
Shares repurchased per cash flow	$(24.8)	$—

As of September 28, 2024, $208.2 million of the Corporation’s stock repurchase authorization by the Board of Directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$47.5	$37.8	$101.2	$26.5
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.7	46.6	47.3	43.8
Potentially dilutive shares from stock-based compensation plans	1.1	0.8	1.0	0.7
Denominator for diluted EPS	48.7	47.3	48.4	44.5
Earnings per share – basic	$1.00	$0.81	$2.14	$0.60
Earnings per share – diluted	$0.98	$0.80	$2.09	$0.60

The year-to-date increase in shares outstanding compared to last year is primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International. See "Note 3. Acquisition and Divestitures" for further information.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.2	2.1	0.7	2.1

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder-approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees’ requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to performance stock units is periodically adjusted for the probable number of shares to be awarded based on Corporation achievement within an established target range of cumulative profitability over a multi-year period.

The following table summarizes expense associated with these plans:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Compensation cost	$2.1	$3.7	$13.7	$11.3

In the current quarter, management's estimate of cumulative profitability in connection with various tranches of performance stock units was reduced, resulting in a decrease to the aggregate expense recognized. On a year-to-date basis, the increase in compensation cost compared to prior year was driven by additional members participating in stock-based incentive plans as a result of the Kimball International acquisition.

The units granted by the Corporation had fair values as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Restricted stock units	$8.2	$13.8
Performance stock units	$7.3	$6.3

The decrease in the fair value of restricted stock units granted compared to the prior-year period was driven by replacement awards issued in the second quarter of 2023 in connection with the Kimball International acquisition. See "Note 3.
Acquisitions and Divestitures" for further information.

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of September 28, 2024:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$3.9	0.8
Non-vested performance stock units	$10.4	1.0

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $38 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers. As of September 28, 2024, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than three years and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $4 million as of September 28, 2024. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Sales:
Workplace furnishings	$505.1	$536.8	$1,425.1	$1,249.5
Residential building products	167.1	174.8	458.8	504.7
Total	$672.2	$711.6	$1,883.9	$1,754.2

Income (Loss) Before Income Taxes:
Workplace furnishings	$57.7	$47.3	$138.3	$59.2
Residential building products	29.9	30.9	71.0	74.5
General corporate	(18.8)	(21.4)	(57.4)	(74.0)
Operating income	68.9	56.8	151.9	59.6
Interest expense, net	7.1	9.4	22.1	17.5
Total	$61.8	$47.4	$129.8	$42.1

Depreciation and Amortization Expense:
Workplace furnishings	$18.7	$16.8	$54.3	$41.7
Residential building products	3.6	3.5	10.7	10.2
General corporate	5.0	5.4	15.2	16.4
Total	$27.3	$25.6	$80.1	$68.3

Capital Expenditures (including capitalized software):
Workplace furnishings	$11.2	$18.8	$29.7	$50.6
Residential building products	1.7	2.7	6.0	10.1
General corporate	1.6	0.1	7.5	2.1
Total	$14.5	$21.6	$43.2	$62.8

			As of September 28, 2024	As of December 30, 2023
Identifiable Assets:
Workplace furnishings			$1,291.5	$1,311.4
Residential building products			482.4	467.1
General corporate			139.5	150.3
Total			$1,913.4	$1,928.8

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

	September 28, 2024	December 30, 2023
Supplier finance programs obligations	$34.0	$28.4

Note 16. Restructuring and Impairment

Restructuring and impairment activity in the current year relates to continued manufacturing optimization initiatives in workplace furnishings, including the ramp-up of the larger facility in Mexico and production relocation at certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Furthermore, current year cash restructuring costs were incurred for employee benefits in connection with facility closures in workplace furnishings and reorganization actions in residential building products.

Prior-year restructuring recorded in cost of sales in workplace furnishings was for initial set-up and asset relocation expenses related to the establishment of the larger facility in Mexico and non-cash inventory valuation adjustments from the closure of a small eCommerce brand. Other restructuring costs incurred in workplace furnishings in prior-year periods are mainly comprised of cash exit costs in connection with the divestiture of Poppin, and non-cash long-lived asset valuation charges in connection with office closures.

		Three Months Ended		Nine Months Ended
	Classification	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Workplace Furnishings
Inventory valuation	Cost of sales	$—	$—	$—	$(0.3)
Facility set-up and consolidation costs	Cost of sales	1.8	0.3	2.5	0.8
Long-lived asset charges	Restructuring and impairment charges	—	0.2	—	2.3
Exit costs	Restructuring and impairment charges	0.5	5.1	2.6	11.1

Residential Building Products
Reorganization costs	Restructuring and impairment charges	1.1	—	1.1	—
Total		$3.4	$5.6	$6.2	$13.9

As of September 28, 2024 and December 30, 2023, accrued restructuring expenses of $3.3 million and $1.8 million, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Cash payments related to these charges in the current year-to-date period were $3.0 million. In the prior year-to-date period, cash payments were not significant. Future restructuring costs connected to current initiatives are estimated to be $5.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the Securities and Exchange Commission (the "2023 Form 10-K"). All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information about forward-looking statements.

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

In the current period, the Corporation maintained focus on its strategic priorities. In workplace furnishings, ongoing integration of the Kimball International business and related synergies, expanded utilization of the new factory in Mexico, and the previously announced manufacturing facility optimization initiative are enabling the segment's profit transformation plan, despite continued near-term revenue pressure resulting from macroeconomic and U.S. election uncertainties. The residential building products business continued to navigate cyclical housing market softness and inconsistent demand trends resulting from interest rate volatility, ongoing inflation, and affordability issues. In spite of these headwinds, the business remained solidly profitable and committed to investing in capabilities to support long-term growth.

Consolidated net sales for the third quarter of 2024 were $672.2 million, a decrease of 5.5 percent compared to net sales of $711.6 million in the prior-year quarter. The change was due to a 5.9 percent decrease in net sales in the workplace furnishings segment, and a 4.4 percent decrease in net sales in the residential building products segment. The divestiture of Kimball International's Poppin business in the third quarter of 2023 decreased year-over-year sales by $7.7 million.

Net income attributable to the Corporation in the third quarter of 2024 was $47.5 million compared to a net income of $37.8 million in the third quarter of 2023. The year-over-year increase in net income was driven by improved net productivity, costs incurred in the prior-year quarter related to the acquisition of Kimball International and the divestiture of Poppin, lower variable compensation, and reduced interest expense, partially offset by lower sales volume.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Change		September 28, 2024	September 30, 2023	Change
Net sales	$672.2	$711.6	(5.5)%		$1,883.9	$1,754.2	7.4%
Cost of sales	393.4	426.3	(7.7)%		1,110.9	1,079.0	3.0%
Gross profit	278.8	285.3	(2.3)%		773.0	675.2	14.5%
Selling and administrative expenses	208.4	223.3	(6.7)%		617.3	602.2	2.5%
Restructuring and impairment charges	1.6	5.3	(69.6)%		3.7	13.4	(72.3)%
Operating income	68.9	56.8	21.3%		151.9	59.6	155%
Interest expense, net	7.1	9.4	(24.9)%		22.1	17.5	26.2%
Income before income taxes	61.8	47.4	30.5%		129.8	42.1	208%
Income taxes	14.3	9.6	48.7%		28.6	15.6	83.5%
Net income attributable to non-controlling interest	0.0	0.0	NM		0.0	0.0	NM
Net income attributable to HNI Corporation	$47.5	$37.8	25.8%		$101.2	$26.5	282%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	41.5	40.1	140	bps	41.0	38.5	250	bps
Selling and administrative expenses	31.0	31.4	-40	bps	32.8	34.3	-150	bps
Restructuring and impairment charges	0.2	0.7	-50	bps	0.2	0.8	-60	bps
Operating income	10.2	8.0	220	bps	8.1	3.4	470	bps
Income taxes	2.1	1.4	70	bps	1.5	0.9	60	bps
Net income attributable to HNI Corporation	7.1	5.3	180	bps	5.4	1.5	390	bps

Results of Operations - Three Months Ended September 28, 2024 and September 30, 2023

Net Sales

Consolidated net sales for the third quarter of 2024 decreased 5.5 percent compared to the same quarter last year. The change was driven by lower volume in both the workplace furnishings and residential building products segments, as well a $7.7 million decrease in net sales from the divestiture of Poppin in the third quarter of 2023. These factors were partially offset by price realization across most customer channels.

Gross Profit

Gross profit as a percentage of net sales increased 140 basis points in the third quarter of 2024 compared to the same quarter last year, driven by improved operational productivity, partially offset by lower sales volume, impacts from the exit of Poppin in the prior year, and higher restructuring charges recorded to cost of sales as a result of factory consolidation initiatives in the workplace furnishings segment.

Selling and Administrative Expenses

Selling and administrative expenses ("SG&A") as a percentage of net sales decreased 40 basis points in the third quarter of 2024 compared to the same quarter last year. The decrease was driven by $2.8 million of Kimball International acquisition-related fees and expenses incurred in the prior-year quarter, favorable impacts from the divestiture of Poppin in the prior year, and lower variable compensation, partially offset by lower sales volume.

Restructuring and Impairment Charges

In the third quarter of 2024, the Corporation recorded charges of $1.6 million primarily in connection with reorganization actions in the residential building products segment and factory consolidation initiatives in the workplace furnishings segment. Charges of $5.3 million were incurred in the same quarter last year, mainly related to the exit of the Poppin business.

Operating Income

In the third quarter of 2024, operating margin increased 220 basis points compared to the same quarter last year, driven by improved net productivity, non-repeating costs incurred in the prior-year quarter mainly related to the Kimball International acquisition and the divestiture of Poppin, and lower variable compensation, partially offset by lower sales volume.

Interest Expense, Net

Interest expense, net for the third quarter of 2024 was $7.1 million, compared to $9.4 million in the same quarter last year, driven by lower average outstanding borrowings. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

The Corporation’s income tax provision for the third quarter of 2024 was $14.3 million of expense on income before taxes of $61.8 million, or an effective tax rate of 23.1 percent. For the third quarter of 2023, the Corporation’s income tax provision was $9.6 million of expense on income before taxes of $47.4 million, or an effective tax rate of 20.3 percent. The variation in the effective tax rates was primarily due to favorable year-to-date adjustments recorded in the third quarter of 2023 in connection with the acquisition of Kimball International.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $47.5 million, or $0.98 per diluted share, in the third quarter of 2024, compared to net income of $37.8 million, or $0.80 per diluted share, in the third quarter of 2023.

Results of Operations - Nine Months Ended September 28, 2024 and September 30, 2023

Net Sales

Consolidated net sales for the first nine months of 2024 increased 7.4 percent compared to the same period last year. The change was driven by $228.0 million of favorable impact from the acquisition of Kimball International in the second quarter of 2023, as well as price realization in both the workplace furnishings and residential building products segments. These factors were partially offset by lower volume in the legacy HNI businesses and an $11.1 million decrease in net sales from the divestiture of Poppin in the third quarter of 2023.

Gross Profit

Gross profit as a percentage of net sales increased 250 basis points in the first nine months of 2024 compared to the same period last year, driven by improved operational productivity, favorable price-cost, and the impact of the Kimball International acquisition, partially offset by lower volume in the legacy HNI businesses.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 150 basis points in the first nine months of 2024 compared to the same period last year. The decrease was driven by $37.5 million of Kimball International acquisition-related fees and expenses incurred in the prior-year period and favorable impacts from the acquisition of Kimball International, partially offset by lower volume in the legacy HNI businesses.

Restructuring and Impairment Charges

In the first nine months of 2024, the Corporation recorded charges of $3.7 million primarily in connection with factory optimization initiatives in the workplace furnishings segment. Charges of $13.4 million were incurred in the same period last year mainly related to the exit of the Poppin business.

Operating Income

In the first nine months of 2024, operating margin increased 470 basis points compared to the same period last year, driven by improved net productivity, favorable price-cost, the benefit of a full nine months of ownership of Kimball International in the current-year period, acquisition-related costs incurred in the prior-year period, and lower restructuring and impairment charges incurred in the current-year period, partially offset by lower volume in the legacy HNI businesses.

Interest Expense, Net

Interest expense, net for the first nine months of 2024 was $22.1 million, compared to $17.5 million in the same period last year, driven by higher average outstanding borrowings resulting from indebtedness incurred in June 2023 to fund the acquisition of Kimball International and higher interest rates in the current period on the Corporation's variable-rate revolving debt obligations.

Income Taxes

The Corporation’s income tax provision for the first nine months of 2024 was $28.6 million of expense on income before taxes of $129.8 million, or an effective tax rate of 22.0 percent. For the first nine months of 2023, the Corporation’s income tax expense was $15.6 million on income before taxes of $42.1 million, or an effective tax rate of 37.1 percent. The variation in the effective tax rates was primarily due to non-deductible transaction costs incurred in 2023 in connection with the acquisition of Kimball International.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $101.2 million, or $2.09 per diluted share, in the first nine months of 2024, compared to net income of $26.5 million, or $0.60 per diluted share, in the first nine months of 2023.

Workplace Furnishings

The following table presents summarized results of operations in the workplace furnishings segment:

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Change		September 28, 2024	September 30, 2023	Change
Net sales	$505.1	$536.8	(5.9)%		$1,425.1	$1,249.5	14.1%
Operating income	$57.7	$47.3	22.1%		$138.3	$59.2	134%
Operating income %	11.4%	8.8%	260	bps	9.7%	4.7%	500	bps

Three Months Ended September 28, 2024 and September 30, 2023

Third quarter 2024 net sales for the workplace furnishings segment decreased 5.9 percent compared to the same quarter last year, driven by lower volume in the contract office customer channel, partially offset by higher volume in the hospitality channel and price realization. In addition, the divestiture of Poppin in the third quarter of 2023 decreased year-over-year sales by $7.7 million.

Operating income as a percentage of net sales in the third quarter of 2024 improved 260 basis points compared to the same period in 2023. The increase was driven by improved net productivity and costs associated with the exit of Poppin incurred in the prior-year quarter, partially offset by lower sales volume and restructuring charges in the current quarter related to manufacturing optimization initiatives.

Nine Months Ended September 28, 2024 and September 30, 2023

Net sales for the first nine months of 2024 for the workplace furnishings segment increased 14.1 percent compared to the same period last year. The acquisition of Kimball International in the second quarter of 2023 increased net sales by $228.0 million compared to the prior-year period, while the divestiture of Poppin in the third quarter of 2023 decreased year-over-year sales by $11.1 million. Excluding the impact of these transactions, segment sales decreased year-over-year, driven by lower volume in the contract office customer channel, partially offset by higher volume in the hospitality channel and price realization.

Operating income as a percentage of net sales in the first nine months of 2024 improved 500 basis points compared to the same period in 2023. The increase was driven by improved net productivity, favorable price-cost, the benefit of a full nine months of Kimball International ownership in the current-year period, favorable impacts from the exit of Poppin in the prior-year period, and Kimball International acquisition-related costs and Poppin exit-related costs in the prior-year period. These factors were partially offset by lower volume in the legacy HNI workplace businesses.

Residential Building Products

The following table presents summarized results of operations in the residential building products segment:

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Change		September 28, 2024	September 30, 2023	Change
Net sales	$167.1	$174.8	(4.4)%		$458.8	$504.7	(9.1)%
Operating income	$29.9	$30.9	(3.1)%		$71.0	$74.5	(4.7)%
Operating income %	17.9%	17.7%	20	bps	15.5%	14.8%	70	bps

Three Months Ended September 28, 2024 and September 30, 2023

Third quarter 2024 net sales for the residential building products segment decreased 4.4 percent compared to the same quarter last year. The decline was driven by lower volume in the existing home channel due to reduced home remodeling activity, partially offset by a modest increase in the new construction channel.

Operating income as a percentage of net sales increased 20 basis points in the third quarter of 2024 compared to the same quarter last year, driven by favorable price-cost and improved net productivity, partially offset by lower sales volume and restructuring charges incurred in the current quarter.

Nine Months Ended September 28, 2024 and September 30, 2023

Net sales for the first nine months of 2024 for the residential building products segment decreased 9.1 percent compared to the same period last year. The decline was driven by lower volume in both the existing home and new construction channels. Demand pressure from a soft housing market and reduced home remodeling activity was partially offset by price realization versus the prior-year period.

Operating income as a percentage of net sales in the first nine months of 2024 increased 70 basis points compared to the same period last year driven by improved net productivity, favorable price-cost and product mix, and lower variable compensation, partially offset by lower sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy cash flow needs for at least the next twelve months. Based on current performance, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $46 million of borrowings currently outstanding, and maintain compliance with applicable covenants.

Cash Flow – Operating Activities
Operating cash flows were $175.5 million for the first nine months of 2024 compared to $162.5 million for the first nine months of 2023. In the prior-year period, net income included costs associated with the acquisition of Kimball International, which did not recur in the current-year period. Additionally, the net income benefits from owning Kimball International for the entire period combined with improved financial performance in the remaining HNI businesses drove improvement to net income. The increase in income was mostly offset by higher usage of working capital. Working capital was a use of cash during the current-year period, compared to a source of cash in the prior-year period. The current-year working capital cash usage was consistent with normal historical patterns. The comparable prior-year period did not follow the normal seasonal pattern due to the impacts and timing of the acquisition of Kimball International.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first nine months of 2024 were $43.2 million compared to $62.8 million in the same period last year. In the prior-year period, the Corporation had higher expenditures related to a manufacturing facility expansion, which did not recur in the current period. The current-year expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital assets. For the full year 2024, capital expenditures are expected to be approximately $60 to 70 million.

Acquisition and Divestitures - Investing activities in the first nine months of 2023 included $369.7 million of cash outflows related to the acquisition of Kimball International, and $3.1 million received from the sale of Poppin (net of costs to sell). See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities for the current and prior periods presented include periodic borrowings and repayments under the revolving credit facility.

Additionally, in the second quarter of 2023, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023, to support funding of the acquisition of Kimball International. In the second quarter of 2024, the Corporation executed a $50 million early repayment of the outstanding principal balance on this term loan, with an additional early repayment of $50 million in the third quarter of 2024. As a result, no additional principal amortization is due prior to maturity of the facility in March 2028. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Dividends per common share	$0.33	$0.32	$0.98	$0.96

During the third quarter of 2024, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.33 per share on August 12, 2024. The dividend was paid on September 12, 2024, to shareholders of record as of August 23, 2024.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the nine months ended September 28, 2024, the Corporation spent $24.8 million to repurchase 0.5 million shares of its common stock. As of September 28, 2024, $208.2 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

Sales of Stock - The Corporation records cash flows received from the sale of its common stock held in treasury, primarily in connection with stock option exercises and the HNI Corporation Members’ Stock Purchase Plan. The increase in cash proceeds in the current-year period was due to a significant uptick in stock options exercised, driven by growth in the market value per share of the Corporation's common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" and "Note 12. Stock-Based Compensation" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2023 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first nine months of 2024, except as previously disclosed related to the early repayment of term loan principal.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the 2023 Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the 2023 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and healthcare conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described in the Corporation’s annual and quarterly reports filed with the Securities and Exchange Commission on Forms 10-K and 10-Q, as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the 2023 Form 10-K, are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2024, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2023 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of September 28, 2024, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, consideration should be given to the risks discussed in the "Risk Factors" section of the 2023 Form 10-K, which could materially affect its business, financial condition, and results of operations. Additional risks and uncertainties not currently known or that are currently deemed immaterial by management also may adversely affect the Corporation's business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of September 28, 2024, $208.2 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the third quarter of fiscal 2024:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
06/30/24 - 07/27/24	70.6	$46.31	70.6	$216.7
07/28/24 - 08/24/24	24.0	$50.54	24.0	$215.5
08/25/24 - 09/28/24	140.0	$52.43	140.0	$208.2
Total	234.6		234.6

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 28, 2024:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Donna D. Meade, Vice President, Member and Community Relations	Adopt	July 30, 2024	x		9,981	February 28, 2025
Miguel M. Calado, Lead Director	Adopt	September 4, 2024	x		3,746	February 28, 2025
Larry B. Porcellato, Director	Adopt	September 4, 2024	x		4,000	September 12, 2025

Item 6. Exhibits

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101
The following materials from HNI Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Statements of Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) information concerning trading plans appearing in Part II, Item 5 of this report+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: October 29, 2024	By:	/s/ Marshall H. Bridges
Marshall H. Bridges
Senior Vice President and Chief Financial Officer