Form 10-K
period 2024-12-28
HNI CORP
filed 2025-02-25
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM				10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended				December 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number:					1-14225

HNI Corporation
	Iowa		(Exact name of registrant as specified in its charter)			42-0617510
	(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P. O. Box 1109
Muscatine			,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

			(563)	272-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)			Name of each exchange on which registered
Common Stock			HNI			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2024 was $1,528,339,577 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent holders and all directors and executive officers of the registrant are affiliates.

The number of shares outstanding of the registrant's common stock, as of January 31, 2025, was 47,015,287.

Documents Incorporated by Reference

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this document is incorporated by reference to the registrant's definitive proxy statement to be distributed in connection with its Annual Meeting of Shareholders to be held on May 15, 2025, which will be filed on Schedule 14A with the Securities and Exchange Commission within 120 days after December 28, 2024.

References in this report to the "Corporation," "HNI," "we," "us," and "our" are to HNI Corporation individually and together with its consolidated subsidiaries.
The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2024 ended on December 28, 2024, fiscal year 2023 ended on December 30, 2023, and fiscal year 2022 ended on December 31, 2022
PART I
Item 1.  Business
General

HNI Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market model to deliver value to customers via various brands and selling models. HNI is focused on growing its existing businesses while seeking out and developing new opportunities for expansion.

The Corporation's two reportable segments are workplace furnishings and residential building products. Workplace furnishings include furniture systems, seating, storage, tables, architectural products, ancillary products, and hospitality products. These products are sold primarily through a national system of independent dealers, office product distributors, eCommerce retailers, and wholesalers but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets. In fiscal 2024, the Corporation had net sales of $2.5 billion, of which $1.9 billion or 75 percent was attributable to the workplace furnishings segment and $0.6 billion or 25 percent was attributable to the residential building products segment.

Incorporated in 1944, HNI maintains its corporate headquarters in Muscatine, Iowa. It is organized into operating units with offices, manufacturing plants, distribution centers, and sales showrooms primarily in the United States, India, and Mexico. See "Item 2. Properties" for additional related discussion.

On June 1, 2023, the Corporation acquired Kimball International, Inc. ("Kimball International") in a cash and stock transaction valued at $503.7 million. The Corporation included the financial results of Kimball International in the Consolidated Financial Statements starting as of the date of acquisition. References to "legacy" businesses in this report exclude the acquisition of Kimball International and its impact on the Corporation's businesses.

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

Markets

The Corporation competes in the workplace furnishings and residential building products markets principally by providing compelling value products designed to be among the best in their price range for product quality and performance, along with superior customer service and short lead-times. These competitive advantages reflect the Corporation’s ongoing investment in its brands, research and development efforts, efficient manufacturing operations, and extensive distribution network.

Workplace Furnishings
The North American workplace furnishings market consists of two primary channels — the contract channel and the small and medium-sized business ("SMB") channel. End-users across both channels are a mix of commercial, financial, health care, government, and education customers.

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

In addition to the above channels, the Corporation sells direct into the hospitality market through the Kimball Hospitality brand. The hospitality end market is served with a complete package of products for guest rooms and public spaces plus service support to the hospitality industry. Serving the hospitality market includes partnering with the most recognized hotel brands to meet their specific requirements for properties throughout the world by working with global manufacturing partners to offer the best solution to fulfill the project.

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

Residential Building Products
The Corporation also competes in the residential building products industry, where it is the North American market leader in hearth products. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases involve seasonality with remodel/retrofit activity being particularly concentrated in the September to December timeframe. Distribution is primarily effected through independent and company-owned installing distributors and retail outlets.

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

The foundation of the Corporation’s strategy continues to be its distinct member-owner culture, which has enabled HNI to attract, develop, retain, and motivate skilled, experienced, and efficient member-owners who are its employees, and which drives a unique level of commitment to the Corporation’s success. The Corporation aims to leverage this culture to enable profitable growth by focusing members’ efforts on the following three pillars:

•Customer-First Mindset (focus on the customer) – The journeys customers take buying and using workplace furnishings and residential building products continue to rapidly evolve — presenting new opportunities to better serve them. The key to capitalizing on these changes is a deep understanding of customers. To that end, the Corporation continues to broaden its involvement in and understanding of the entire customer journey, by investing in data analytics, digital assets, branding, eCommerce capabilities, and market coverage. This customer-first mindset allows the Corporation to identify and take advantage of new and developing market dynamics.

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

Management believes that the skillful execution of these strategic initiatives will support strong organic sales growth, margin expansion, improved returns, strong free cash flow, and position the Corporation for continued success.

Sales

Workplace Furnishings
The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of panel-based and freestanding office furniture systems, seating, benching, tables, architectural products, storage, ancillary products, hospitality products, and social collaborative items in order to meet the needs of a wide spectrum of organizations. Through its broad product offerings the Corporation is able to service business furniture needs in virtually any setting, including private office, open plan, conference rooms, training areas, cafes, lounges, collaborative spaces, health care, and hospitality spaces, among many others. The Corporation possesses significant expertise and vertical manufacturing capabilities that afford it the flexibility to design and manufacture new products in-house to meet changing market needs.

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
•National office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices, as well as through online and retail office products stores.
•eCommerce–focused resellers that sell a wide array of business and consumer products to commercial and non-commercial customers, with orders fulfilled both by the Corporation and/or directly by the eCommerce reseller from inventory held in their facilities.
•Wholesalers that serve as distributors of the Corporation’s products to independent dealers and national office products distributors and maintain inventories of standard product lines for quick delivery to customers.
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
Heatilator®
Heat & Glo®
Majestic®
Monessen®

Quadra-Fire®
Harman®
Vermont Castings®
PelPro®
StellarTM
SimpliFire®
The Outdoor GreatRoom Company®
Forge & FlameTM

The Corporation’s line of hearth products includes a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. Heatilator®, Heat & Glo®, Majestic®, Monessen®, and StellarTM are brand leaders in the two largest segments of the home fireplace market: gas and wood fireplaces. The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Forge & FlameTM, Quadra-Fire®, Harman®, Vermont Castings®, and PelPro® product lines, which provide home heating solutions using renewable fuels.

Hearth & Home sells its products through independent dealers, distributors, and 28 Corporation-owned installing distribution and retail outlets. The distribution and retail brand of this operating unit is Fireside Hearth & Home. The business has a field sales organization of sales managers, salespeople, and independent manufacturers’ representatives.

Largest Customers
In fiscal 2024, the Corporation’s five largest customers represented approximately 15 percent of its consolidated net sales. No single customer accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2024, and management does not consider the Corporation’s operations or financial performance to be materially dependent on any individual customer. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can successfully offer its products.

Resources

Manufacturing
As of December 28, 2024, the Corporation manufactured workplace furnishings at facilities in Georgia, Indiana, Iowa, Kentucky, New York, North Carolina, India, and Mexico, and hearth products at facilities in Iowa, Minnesota, Pennsylvania, and Vermont.

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, most of which are generally available from multiple sources. Major raw materials and components include steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, packaging, foam, and fiberglass.

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

Research and Development
The Corporation’s research and development efforts are primarily focused on developing relevant and differentiated end-user solutions emphasizing quality, aesthetics, style, sustainable design, and reduced manufacturing costs. The Corporation seeks to accomplish these objectives through improving existing products, extending product lines, applying ergonomic research, improving manufacturing processes, and leveraging alternative materials. The Corporation conducts its research and development efforts at both the corporate and operating unit levels. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for amounts that the Corporation has invested in research and development.

Intellectual Property
As of December 28, 2024, the Corporation owned 181 United States and 122 foreign patents with expiration dates through 2042 and had applications pending for 40 United States and 24 foreign patents. In addition, as of the same date, the Corporation held 283 United States and 437 foreign trademark registrations and had applications pending for 28 United States and 56 foreign trademarks. The Corporation believes that neither any individual workplace furnishings patent nor the Corporation’s workplace furnishings patents in the aggregate are material to the Corporation’s business as a whole. The Corporation’s patents covering its residential building products protect various technical innovations. While the acquisition of patents reflects Hearth & Home’s position in the market as an innovation leader, the Corporation believes neither any individual residential building product patent nor the Corporation’s residential building product patents in the aggregate are material to the Corporation’s business as a whole.

The Corporation applies for patent protection when it believes the expense of doing so is justified and the duration of its registered patents is adequate to protect these rights. The Corporation also pays royalties in certain instances for the use of patents on products and processes owned by others.

The Corporation applies for trademark protection for brands and products when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes that the HON®, Allsteel®, Kimball®, National®, Heat & Glo®, and Heatilator® trademarks are material to its business and that, other than with respect to those trademarks, neither the loss of any individual trademark nor the loss of the Corporation’s trademarks in the aggregate would materially adversely affect the Corporation’s business as a whole.

Environmental Regulation and Sustainability

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

Compliance with federal, state, and local environmental regulations has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have such a material effect in the near future. However, there is no assurance that environmental regulations will not change in future periods or that the Corporation will not incur material additional costs to comply with such regulations.

The Corporation maintains its Corporate Social Responsibility commitment to lessen the impact of its operations and products. HNI has established metrics to measure its progress in diverting waste from landfill, reducing energy use, and lowering greenhouse gas emissions from its operations. The Corporation also has committed to reducing the impacts of its products through evaluations of design and development, suppliers, and supply chain performance. Integrating these sustainable objectives into core business systems is consistent with the Corporation’s vision, ensures its commitment to being a sustainable enterprise, and remains a priority for members. For more detailed information regarding its sustainability goals, priorities, accomplishments, and initiatives, please refer to the Corporation’s Corporate Social Responsibility report available on its website.

Human Capital

As of December 28, 2024, the Corporation employed approximately 7,700 persons, including fewer than 100 temporary personnel.

The Corporation’s goal is for every member to always feel included and heard. The Corporation believes in:

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

For further information regarding its member-owner culture, initiatives, and goals, please refer to the Corporation’s Corporate Social Responsibility report available on its website.

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

Available Information

The Corporation's website address is www.hnicorp.com. HNI's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, are made available free of charge through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information on or accessible through HNI's website is not a part of, or incorporated by reference into, this report.

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21 of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors." The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

The Corporation assumes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The Corporation advises you, however, to consult any further disclosures made on related subjects in future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC.

Item 1A.  Risk Factors

The following risk factors and other information included in this report should be carefully considered. If any of the following risks occur, the Corporation’s business, operating results, cash flows, or financial condition could be materially adversely affected. Other factors not currently known to the Corporation or that it currently considers to be immaterial also may adversely affect its business, operating results, cash flows, or financial condition.

Industry and Economic Risks

Unfavorable economic and industry factors could adversely affect the Corporation’s business, operating results, or financial condition.

Workplace, health care, and hospitality furnishings industry sales are subject to risks resulting from a variety of macroeconomic factors including service-sector employment levels, corporate profits, business confidence, commercial construction, office vacancy rates, and new hospitality refurbishment rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, adoption of hybrid working models has resulted in a significant decrease in worker attendance at their office locations. Despite office re-entry in many markets, office occupancy levels remain below historic levels. Lower office occupancy levels have had and could continue to have an adverse impact on the demand for workplace furnishings.

Residential building products industry sales are impacted by a variety of macroeconomic factors including housing starts, housing inventory, home sales, overall employment levels, interest rates, home affordability, consumer confidence, energy costs, disposable income, and changing demographics. Such sales are also subject to risks associated with industry factors such as technology changes, health and safety concerns, and environmental regulation, including indoor air quality standards. Deterioration of economic conditions or a slowdown in the homebuilding industry and the hearth products market could decrease demand for the Corporation's residential building products and have additional adverse effects on operating results.

Deteriorating economic conditions, which may be caused by uncertainties and volatility in the financial markets, rising or sustained inflation and interest rates, and potential economic recessions, could affect the Corporation’s business significantly by contributing to reduced demand for the Corporation's products, insolvency of independent dealers resulting in increased provisions for credit losses, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of products, and decreased customer demand, including order delays or cancellations. In a recessionary economy, business confidence, service-sector employment, corporate cash flows, and residential and non-residential commercial construction often decrease, which typically leads to a decrease in demand for workplace furnishings and residential building products.

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

In both the workplace furnishings and residential building products industries, the Corporation faces price competition from competitors and from new market entrants who may manufacture and source products from lower cost countries. Price competition impacts the Corporation’s ability to implement price increases or, in some cases, maintain prices, which could lower profit margins and adversely affect future financial performance.

Changes in industry dynamics, including demand and order patterns from customers, distribution changes, or the loss of a significant number of dealers, could adversely affect the Corporation’s business, operating results, or financial condition.

Consolidation among the Corporation’s customers may result in a smaller number of total customers and an increase in large customers whose size and purchasing power give them increased bargaining power that may result in, among other impacts, decreases in average selling prices. In addition, the Corporation’s business, financial condition, and operating results could be harmed by further consolidations, which may lead to fluctuations in revenue, increases in costs to meet demands of large customers, and pressure to accept disadvantageous contract terms.

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, wholesalers, sales representatives, and eCommerce. These distribution channels have experienced significant consolidation, which may continue in future periods. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers. Some distribution partners may terminate their relationship with the Corporation at any time and for any reason. Loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the Corporation’s business, operating results, or financial condition.

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

The Corporation has a global supply chain for products used in workplace furnishings and residential building products. Actions taken by the United States government to impose tariffs on certain products could have long-term impacts on existing supply chains. The situation could impact the competitive environment depending on the severity and duration of current and future policy changes. The imposition of tariffs may result in additional costs on the business, including costs with respect to products upon which the business depends. Increased costs could further lower profit margins as the Corporation may be challenged in effectively increasing the prices of its products, and its business and results of operations may be adversely affected.

Certain foreign governments have imposed tariffs on goods that their countries import from the United States. Changes in United States trade policy could result in one or more foreign governments adopting trade policies that make it more difficult or costly for the Corporation to do business in those countries.

The Corporation cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of products in the future, nor can the Corporation predict future trade policy or the terms of any renegotiated trade agreements and their impact on the business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy, which could have a material adverse effect on the Corporation’s business, operating results, and financial condition.

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

The Corporation relies primarily on third-party freight and transportation providers to deliver products to customers. Increasing demand for freight providers and a shortage of qualified drivers have caused delays and may cause future delays in shipments and increase the cost to ship its products, which may adversely affect profitability. The Corporation also imports and exports products and components, primarily using container ships, which load and unload their cargoes through North American ports. Capacity-related and/or port-caused delays in the shipment or receipt of products and components, including labor disputes, have caused and could cause delayed receipt of products and components, which may adversely affect sales and profitability.

Strategic and Operational Risks

If customers do not perceive the Corporation’s products and services to be of good value, the Corporation’s brand and name recognition and reputation could suffer.

The Corporation believes that establishing and maintaining good brand and name recognition and a good reputation is critical to its business. In certain parts of the market, promotion and enhancement of the Corporation’s name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing design-driven, innovative, and high-quality products and superior services. If customers do not perceive the Corporation’s products and services to be design-driven, innovative and of high quality, its reputation, brand, and name recognition could suffer, which could have a material adverse effect on the Corporation’s business.

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

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory, supply chain, or technology changes), which could be widespread and unpredictable. These changes over time could affect the availability and cost of raw materials, commodities, and energy (including utilities), which in turn may impact the Corporation’s ability to procure goods or services required for the operation of the Corporation’s business at the quantities and levels the Corporation requires. Additionally, the Corporation has manufacturing and distribution facilities located in areas that may be impacted by the physical risks of climate change, including flooding, and faces the risk of losses incurred as a result of physical damage to its facilities and inventory as well as business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing the Corporation’s products and delay shipments of products to customers. The Corporation uses natural gas, diesel fuel, gasoline, and electricity in its operations, all of which could face increased regulation as a result of climate change or other environmental concerns. The increased prevalence of global climate issues may result in new regulations that could negatively impact the Corporation, including regulations limiting emissions from, or restricting the use of wood, coal, natural gas, or other fuel sources in, fireplaces and heating appliances, which may impede the Corporation’s ability to market and sell those products. Any such events could have a material adverse effect on the Corporation’s costs or results of operations.

A continued shortage of qualified labor could negatively affect the Corporation’s business and materially reduce earnings.

The success of the Corporation’s operations depends on its ability, and the ability of third parties upon which the Corporation relies, to identify, recruit, develop, and retain qualified and talented individuals in order to supply and deliver the Corporation’s products. The Corporation has experienced shortages of qualified labor across its operations. Outside suppliers that the Corporation relies upon have also experienced shortages of qualified labor. Current and future shortages of qualified labor could have a negative effect on the Corporation’s business. Member recruitment, development, and retention efforts may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease the Corporation’s ability to effectively produce workplace furnishings and residential building products and meet customer demand. Such a shortage would also likely lead to higher wages for members (or higher costs to purchase the services of such third parties) and a corresponding reduction in the Corporation’s profitability. A shortage of qualified labor in certain geographies, particularly where plant production workers are employed, could result in increased costs from certain temporary wage actions, such as hiring and referral bonus programs. Such shortages for a prolonged period could have a material adverse effect on the Corporation’s operating results.

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

Failure to properly identify, value, and manage acquisitions or strategic alliances in accordance with the Corporation's strategy may negatively affect the Corporation’s business, results of operations and financial condition.

One of the Corporation’s growth strategies is to supplement its organic growth through acquisitions and strategic alliances, which may include transactions with other manufacturers of workplace furnishings and residential building products or distributors of workplace furnishings and residential building products. The Corporation may not be successful in identifying suitable acquisition or alliance opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions or alliances, or expanding into new markets or product categories. If the Corporation fails to effectively identify, value, consummate, or manage any acquired company, it may not realize the potential growth opportunities or achieve the financial results anticipated at the time of the acquisition or alliance. An acquisition or alliance could also adversely impact the Corporation’s operating performance or cash flow due to, among other things, the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, or acquisition expense. Any of such risks could adversely affect the Corporation’s business, operating results, or financial condition.

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

The Corporation may not achieve the intended benefits of its merger with Kimball International.

The Corporation may not be able to successfully integrate Kimball International’s assets or otherwise realize the expected benefits of the merger transaction (including operating and other cost synergies). Difficulties in integrating Kimball International into the Corporation may result in the Corporation performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected periods or at all, or in the difficulty or failure of utilizing available U.S. tax attributes. In such a case, the acquisition may not be accretive to earnings per share, may not improve the Corporation’s balance sheet position, may not enhance the Corporation’s ability to de-lever and may not generate additional free cash flow due to reduced cash tax payments.

The Corporation’s business is significantly larger than the pre-merger size of either the Corporation’s or Kimball International’s respective businesses. The Corporation’s ability to successfully manage this expanded business depends, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The Corporation's financial performance may be adversely affected if the combined company does not effectively manage its expanded operations.

In connection with the merger and ongoing integration efforts, the combined company incurred and is expected to continue to incur substantial expenses. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs are non-recurring expenses related to the merger (including financing of the transaction), facilities and systems consolidation. These incremental transaction- and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

Increasing health care costs could adversely affect the Corporation’s business, operating results, and financial condition.

The Corporation provides health care benefits to the majority of its members and is self-insured. Health care costs have continued to rise over time, which increases the annual spending on health care and could adversely affect the Corporation’s business, operating results, and financial condition.

The Corporation’s international operations expose it to risks related to conducting business in multiple jurisdictions outside the United States.

The Corporation manufactures, markets, and sells products in international markets.

Its international sales and operations are subject to a number of additional risks, including:

•social and political turmoil, official corruption, and civil and labor unrest;
•restrictive government actions, including the imposition of trade quotas and tariffs and restrictions on transfers of funds;
•changes in labor laws and regulations affecting the ability to hire, retain, or dismiss members;
•the need to comply with multiple and potentially conflicting laws and regulations, including environmental and corporate laws and regulations;
•the failure of the Corporation’s compliance programs and internal training to prevent violations of the United States Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws;
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

These risks may be elevated given the current uncertainties regarding the impact of the conflicts in Europe and the Middle East, ongoing disputes and increased tensions related to global trade, and complexities with foreign regulatory environments including the decreased ability of United States regulators to exercise oversight of subsidiaries of United States companies based in certain international jurisdictions.

The Corporation is subject to currency risk in its international operations.

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

The Corporation’s contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government. The United States government, as well as state and local governments, can typically terminate or modify their contracts either for their convenience or if the Corporation fails to perform under the terms of the applicable contract. A termination arising out of default could expose the Corporation to liability and impede its ability to compete in the future for contracts and orders with agencies and departments at all levels of government. Moreover, the Corporation is subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs. If the Corporation were found to not be a responsible supplier or to have committed fraud or certain criminal offenses, it could be suspended or debarred from all further federal, state, or local government contracting.

The Corporation's information technology systems, processes, and sites may suffer interruptions, security incidents, or failures that may affect its ability to conduct its business and cause significant damage to its reputation.

The Corporation’s operations rely upon certain key information technology systems, which are dependent on services provided by third parties and provide critical data connectivity, information, and services for internal and external users. These interactions include, among others, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal and tax requirements, and other processes necessary to manage the business. Increased information technology security and social engineering threats and more sophisticated cyber crime, including advanced persistent threats, pose potential risks to the security of the Corporation’s information technology systems, networks, and services, as well as the confidentiality, availability and integrity of the Corporation’s third-party and employee data.

The frequency, sophistication and unpredictability of cybersecurity events globally have increased, and can be acute during times of geopolitical tension or instability between countries or when the Corporation makes changes to its information technology systems or implements new ones. The Corporation has been subjected in the past, and may be subjected in the future, to incidents including phishing, e-mails purporting to come from vendors making payment requests, malware, and communications from look-alike corporate domains, as well as security-related risks resulting from the Corporation’s use of third-party software and services. The use of generative artificial intelligence is increasing the sophistication and effectiveness of these types of social engineering attacks. Future data security incidents could compromise or lead to the loss of material confidential, proprietary or otherwise protected information, seize, destroy or corrupt data, or otherwise disrupt the Corporation’s operations or affect its customers or other stakeholders.

Insider or employee cyber and security threats are also a significant concern for all companies, including the Corporation. Despite the Corporation’s substantial investment in physical and technological security measures, employee training and contractual precautions, the Corporation’s information technology networks and infrastructure (or those of the Corporation’s third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data, loss of access to systems or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance or human error.

Although the Corporation has put in place security measures to protect itself against cyber-based attacks and disaster recovery plans for its critical systems that are designed to protect its data and customer data and to prevent data loss and other security incidents, these security measures cannot provide absolute security. In some cases, it is difficult to anticipate, detect or identify indicators of such incidents and assess the damage caused by the incidents. In addition, a failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences.

If the Corporation’s information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security incidents, or cyber-based attacks, and if the Corporation’s cybersecurity response plans and disaster recovery and its cyber incident response plans do not effectively mitigate the risks on a timely basis, the Corporation may encounter significant disruptions that could interrupt its ability to manage its operations, cause loss of valuable data, and damage its reputation. Any such incidents also could subject the Corporation to government investigations or private litigation. These factors may adversely impact the Corporation’s revenues, operating results, and financial condition. The Corporation could also experience delays in reporting its financial results.

The third-party data management providers and other vendors upon which the Corporation relies may have or develop security problems or security vulnerabilities which may also affect the Corporation’s systems or data. A data security or privacy breach of the Corporation’s systems or other form of cyber-based attack may occur in the future. In addition, the Corporation uses external vendors to perform security assessments on a periodic basis to review and assess its information security. The Corporation utilizes this information to audit itself, monitor the security of its technology infrastructure, and assess whether and how to prioritize the allocation of scarce resources to protect data and systems. These security assessments and audits may not identify or appropriately categorize relevant risks or result in the protection of its computer networks against security intrusions. Although the Corporation requires its third-party vendors contractually to maintain a level of security that is acceptable to it and work closely with key vendors to address potential and actual security concerns and attacks, all confidential, proprietary, or personal information may not be protected on their systems.

Regardless of whether incidents result from an attack on the Corporation directly or on third-party vendors upon which the Corporation relies, the costs to address the foregoing security problems and security vulnerabilities before or after a cybersecurity incident could be significant. Remediation efforts may not be successful or timely and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede the Corporation’s manufacturing, sales, or other critical functions. Breaches of its security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about the Corporation, its employees, its customers or other third parties could expose the Corporation, its employees, and customers or other affected third parties to a risk of loss or misuse of this information.

Legal and Regulatory Risks

The Corporation is subject to extensive environmental regulation and has exposure to potential environmental liabilities.

Through the past and present operation and ownership of manufacturing facilities and real property, the Corporation is subject to extensive and changing federal, state, and local environmental laws and regulations, in the United States and other countries where it operates, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. Compliance with environmental regulations has not had a material effect on capital expenditures, earnings, or competitive position to date, but compliance with current laws or more stringent laws or regulations which may be imposed in the future, stricter interpretation of existing laws or discoveries of contamination at the Corporation’s real property sites which occurred prior to ownership may require additional expenditures in the future, some of which may be material.

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
The Corporation attempts to protect its intellectual property rights, both in the United States and in other countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent, and other laws concerning proprietary rights, intellectual property rights do not generally receive the same degree of protection in foreign countries as in the United States. In some countries, the Corporation has limited protections, if any, for its intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks, and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to the Corporation, and patents, copyrights, trademarks, or service marks may not be issued on pending or contemplated applications. In addition, not all of the Corporation’s products are covered by patents or similar intellectual property protections. It is also possible that patents, copyrights, trademarks, and service marks may be challenged, invalidated, canceled, narrowed, or circumvented.
In the past, certain of the Corporation's products have been copied and sold by others. The Corporation tries to enforce its intellectual property rights, but has to make choices about where and how to pursue enforcement and where to seek and maintain intellectual property protection. In many cases, the cost of enforcing rights is substantial, and the Corporation may determine that the costs of enforcement outweigh the potential benefits.
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
Financing Risks
The financing arrangements of the Corporation contain restrictions and limitations that may, under certain circumstances, significantly impact the Corporation’s ability to operate its business.
The agreements governing the indebtedness of the Corporation may, under certain circumstances, impose significant operating and financial restrictions on the Corporation. The debt agreements restrict the Corporation’s ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted, sell, lease, license, or dispose of certain assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. These restrictions may affect the Corporation’s ability to operate its business and may limit the Corporation’s ability to take advantage of potential business opportunities as they arise.

In addition, the agreements governing such indebtedness require the Corporation to comply with a consolidated leverage ratio financial covenant and consolidated interest coverage ratio financial covenant. The Corporation’s ability to continue to comply with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Corporation’s control. The ability to comply with these covenants will also depend on the Corporation’s ability to successfully implement its overall business strategy and realize anticipated synergies, cost savings, innovation, and operational efficiencies.

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

Fluctuating interest rates including potential future increases may raise the interest cost on the Corporation’s debt and could materially adversely impact the Corporation’s ability to refinance existing debt and limit its acquisition and development activities going forward.

The U.S. Federal Reserve has raised the benchmark interest rate multiple times in recent years, and may increase the rate or slow reductions in the rate in future periods. The agreements governing the indebtedness of the Corporation contain interest rates tied to various benchmark rates in effect at any given time, so as interest rates have increased, so has the Corporation’s interest costs for any new debt assumed in connection with the merger and in the normal course of our operations and any additional increases could further increase these costs. This increased cost could make the financing of any acquisition and development activity more costly, as well as lower future period earnings due to higher cost of borrowing.

The Corporation may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

The Corporation’s capital requirements depend on many factors, including its need for capital improvements, tooling, research and development, and acquisitions. To the extent existing cash, available borrowings, and cash flows are insufficient to meet these requirements, the Corporation may need to raise additional funds through financings or curtail its growth and reduce the Corporation’s assets. Future borrowings or financings may not be available under the Corporation's credit facility or otherwise in an amount sufficient to enable the Corporation to pay its debt or meet its liquidity needs.

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

Risks Related to the Common Stock
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
Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

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

Governance

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

Cybersecurity Threats

The Corporation has not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Corporation. There can be no assurance that this will continue to be the case. Notwithstanding the Corporation’s investment in cybersecurity, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on its business, results of operations or financial condition. For a discussion of cybersecurity risks affecting the Corporation’s business, see "Item 1A. Risk Factors - Strategic and Operational Risks - The Corporation's information technology systems, processes, and sites may suffer interruptions, security incidents, or failures that may affects its ability to conduct its business and cause significant damage to its reputation." which is incorporated by reference into this Item 1C.

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States as well as in India and Mexico, which house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 11.5 million square feet. Of this total, approximately 3.2 million square feet are leased.

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

The Corporation’s principal manufacturing and distribution facilities (100,000 square feet or larger in size) are as follows:

	Number of Facilities		Square Feet (in thousands)
Location	Workplace Furnishings	Residential Building Products	Owned	Leased
Muscatine, IA	6	—	2,211	—
Jasper, IN	5	—	1,223	—
Santa Claus, IN	2	—	684	—
Lake City, MN	—	2	342	—
Other U.S.	11	6	2,669	1,550
Outside U.S.	2	—	355	540

There are no major third-party encumbrances on Corporation-owned properties. Refer to "Property, Plant, and Equipment" in the Consolidated Balance Sheets in this report for cost, accumulated depreciation, and net book value data.

Item 3.  Legal Proceedings

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims. After consultation with legal counsel, the Corporation does not expect that liabilities, if any, resulting from these matters will have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period. For more information regarding legal proceedings, see "Note 15. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about our Executive Officers

Name	Age	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	52	Chief Financial Officer Executive Vice President	2024 2018	President, Hearth & Home Technologies (2016-2024)
Steven M. Bradford	67	Senior Vice President, General Counsel and Secretary	2015
B. Brandon Bullock	48	President, The HON Company	2018
Jason D. Hagedorn	52	President, Allsteel LLC	2020	Vice President & General Manager, Product Strategy and Finance, HNI Corporation (2017-2020)
Jeffrey D. Lorenger	59	Chairman President and Chief Executive Officer	2020 2018
Gregory A. Meunier	55	Executive Vice President, Global Operations, Kimball International	2020	Vice President, Global Operations, National Office Furniture (a subsidiary of Kimball International) (2016-2020)
Jennifer S. Petersen	52	Vice President, Member and Community Relations	2024	Vice President, Marketing, HNI Workplace Furnishings (2022-2024); Vice President, Brand and Members, The HON Company (2019-2022)
Radhakrishna S. Rao	59	Vice President, Chief Information & Digital Officer	2019
Michael J. Roch	47	Chief Customer Officer, Kimball International	2021	Senior Vice President, Sales, Kimball International (2020-2021); Vice President, Sales, National Office Furniture (a subsidiary of Kimball International) (2014-2020)
Brian S. Smith	59	President, Hearth & Home Technologies	2024	Senior Vice President, Finance and Strategy, Hearth & Home Technologies (2018-2024)
Kourtney L. Smith	55	Chief Operating Officer, Kimball International	2023	Chief Operating Officer, Kimball Workplace & Health (2021-2023); President, Kimball Workplace (2020-2021); President, National Office Furniture (a subsidiary of Kimball International) (2018-2020)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI. As of December 28, 2024, the Corporation had approximately 6,500 shareholders of record.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0854, or 800-468-9716.

Dividends

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 74 percent of prior year earnings or 36 percent of prior year cash flow from operating activities. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of December 28, 2024, $167.6 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the fourth quarter of fiscal 2024:

Period	Total Number of Shares (or Units) Purchased (in thousands) (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
09/29/24 - 10/26/24	259.4	$53.28	259.4	$194.3
10/27/24 - 11/23/24	264.5	$53.69	264.5	$180.1
11/24/24 - 12/28/24	227.0	$55.33	227.0	$167.6
Total	750.9		750.9

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

The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2024 ended on December 28, 2024, fiscal year 2023 ended on December 30, 2023, and fiscal year 2022 ended on December 31, 2022. The financial statements for fiscal years 2024, 2023, and 2022 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

To review discussion and analysis of the consolidated and segment-level results of operations for the fiscal year ended December 30, 2023 compared with the fiscal year ended December 31, 2022, refer to "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the Securities and Exchange Commission on February 27, 2024.

Overview

HNI Corporation is a leading global designer and provider of commercial furnishings, and a leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market model to deliver value to customers via various brands and selling models. The Corporation is focused on growing its existing businesses while seeking out and developing new opportunities for expansion.

The Corporation has two reportable segments: workplace furnishings and residential building products. In 2024, the Corporation maintained focus on its strategic priorities. In workplace furnishings, ongoing integration of the Kimball International business and related synergies, expanded utilization of the new factory in Mexico, and the previously announced manufacturing optimization initiative are enabling the segment's profit transformation plan. These actions drove strong growth in workplace furnishings operating margin for the year, despite demand variability driven by macroeconomic conditions and U.S. election ambiguity that particularly impacted the latter portion of the year. The residential business products business continued to navigate cyclical housing market softness and inconsistent demand trends resulting from interest rate volatility, cost inflation, and overall consumer affordability issues. In spite of market headwinds, the business remained solidly profitable and committed to investing in capabilities to support long-term growth.

Consolidated net sales for 2024 were $2.526 billion, an increase of 3.8 percent compared to net sales of $2.434 billion in the prior year. The change was driven by 8.5 percent year-over-year sales growth in the workplace furnishings segment, partially offset by an 8.0 percent decrease in the residential building products segment. The full year of Kimball International sales in 2024 increased year-over-year sales by $228.0 million. The divestiture of Poppin, Inc. ("Poppin") in 2023 reduced year-over-year sales by $11.1 million. Poppin had been acquired in the prior year as part of the Kimball International transaction and was a component of the workplace furnishings segment. See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more details on the Kimball International acquisition and the Poppin divestiture. These transactions affect the comparability of results between years. The references below to "legacy" HNI businesses refer to the Corporation's businesses excluding the acquisition and impact of Kimball International.

Net income attributable to the Corporation in 2024 was $139.5 million compared to net income of $49.2 million in 2023. The prior year included $41.2 million of acquisition costs associated with the Kimball International transaction and $31.0 million of goodwill and intangible asset impairment charges at small workplace furnishings business units. Excluding these items, net income increased in the current year driven by improved net productivity, favorable price-cost, and the full year benefit of the Kimball International acquisition, partially offset by lower sales volume in the legacy HNI businesses.

Results of Operations

The following table presents certain results of operations:

	2024	2023	Change
Net sales	$2,526.4	$2,434.0	3.8%
Cost of sales	1,493.0	1,485.7	0.5%
Gross profit	1,033.4	948.3	9.0%
Selling and administrative expenses	820.7	813.2	0.9%
Restructuring and impairment charges	6.2	44.8	(86.2)%
Operating income	206.5	90.3	129%
Interest expense, net	27.2	25.5	6.9%
Income before income taxes	179.3	64.8	177%
Income tax expense	39.8	15.6	155%
Net income attributable to non-controlling interest	0.0	0.0	NM
Net income attributable to HNI Corporation	$139.5	$49.2	183%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	40.9	39.0	190	bps
Selling and administrative expenses	32.5	33.4	-90	bps
Restructuring and impairment charges	0.2	1.8	-160	bps
Operating income	8.2	3.7	450	bps
Income tax expense	1.6	0.6	100	bps
Net income attributable to HNI Corporation	5.5	2.0	350	bps

Net Sales

Consolidated net sales for 2024 increased 3.8 percent compared to the prior year. The change was driven by $228.0 million of favorable impact from the full year of Kimball International sales in 2024 and price realization in both the residential building products and workplace furnishings segments. These factors were partially offset by lower volume in the legacy HNI businesses due to soft market conditions and an $11.1 million decrease in net sales from the divestiture of Poppin in the third quarter of 2023.

Gross Profit

Gross profit as a percentage of net sales increased 190 basis points in 2024 compared to 2023, driven by improved net productivity and favorable price-cost, partially offset by lower volume in the legacy HNI businesses.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 90 basis points in 2024 compared to 2023. The decrease was driven by $41.2 million of acquisition-related expenses incurred in the prior year and acquisition-related cost synergies in 2024, partially offset by lower sales volume in the legacy HNI businesses.

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

Restructuring and Impairment Charges

In the current year the Corporation recorded restructuring charges of $6.2 million primarily in connection with factory consolidation initiatives in the workplace furnishings segment and reorganization efforts in the residential building products segment. Prior-year charges primarily consisted of $31.0 million of goodwill and intangible asset impairments at small business units in the workplace furnishings segment and $9.8 million of restructuring charges associated with the divestiture of Poppin. See "Note 6. Goodwill and Other Intangible Assets" and "Note 17. Restructuring and Impairment" in the Notes to Consolidated Financial Statements for further information regarding restructuring and impairment charges.

Operating Income

For 2024, operating margin increased 450 basis points compared to 2023. The prior year included $41.2 million of acquisition costs associated with the Kimball International transaction and $31.0 million of goodwill and intangible asset impairment charges at small workplace furnishings business units. Excluding these items, operating margin increased year-over-year driven by improved net productivity, favorable price-cost, the benefit of a full year of ownership of Kimball International, and lower restructuring costs, partially offset by lower sales volume in the legacy HNI businesses.

Interest Expense, Net

Interest expense, net was $27.2 million and $25.5 million in 2024 and 2023, respectively. The increase was driven by higher average outstanding borrowings resulting from indebtedness incurred to fund the acquisition of Kimball International.

Income Taxes

The following table summarizes the Corporation’s income tax provision:

	2024	2023
Income before income taxes	$179.3	$64.8
Income tax expense	$39.8	$15.6
Effective tax rate	22.2%	24.1%

The income tax provision reflects a lower rate in 2024 compared to the prior year, primarily due to the impact of non-deductible transaction costs incurred in 2023 in connection with the acquisition of Kimball International. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $139.5 million or $2.88 per diluted share in 2024 compared to $49.2 million or $1.09 per diluted share in 2023.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	2024	2023	Change
Net sales	$1,888.0	$1,740.3	8.5%
Operating income	$169.1	$68.6	146%
Operating income %	9.0%	3.9%	510	bps

Net sales in 2024 for the workplace furnishings segment increased 8.5 percent compared to 2023. The full year of Kimball International sales in 2024 increased net sales by $228.0 million over the prior year, while the divestiture of Poppin in the third quarter of 2023 decreased net sales by $11.1 million year-over-year. Excluding the impact of these transactions, segment sales were down 4.0 percent driven by lower demand across most customer channels, partially offset by improved volume in the hospitality sector and price realization.

Operating income as a percentage of net sales increased 510 basis points in 2024 compared to 2023. The prior year included $31.0 million in goodwill and intangible asset impairment charges at small workplace furnishings business units, $12.5 million in Kimball International acquisition-related expenses, and $9.0 million of restructuring costs in connection with the exit of Poppin. Excluding these items, operating income as a percentage of sales increased driven by improved net productivity, the benefit of a full year of Kimball International ownership in 2024, and favorable price-cost, partially offset by lower sales volume in the legacy HNI businesses.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	2024	2023	Change
Net sales	$638.4	$693.7	(8.0%)
Operating income	$110.8	$116.6	(5.0%)
Operating income %	17.4%	16.8%	60	bps

Net sales in 2024 for the residential building products segment decreased 8.0 percent compared to 2023. Remodel/retrofit sales volume decreased at a higher rate than new construction, with both channels adversely impacted by housing market weakness and broader macroeconomic volatility.

Operating income as a percentage of net sales increased 60 basis points in 2024 compared to 2023. The increase was driven by improved net productivity, favorable price-cost, lower variable compensation, and favorable product mix, partially offset by lower sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $28.9 million at the end of 2024, compared to $34.5 million at the end of 2023. These funds, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation’s existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy the Corporation's cash flow needs for at least the next twelve months. As of December 28, 2024, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $45.7 million outstanding as of that date, and maintain compliance with applicable covenants. As of the end of 2024, an immaterial amount of cash was held overseas and considered permanently reinvested.

Cash Flow – Operating Activities
Operating cash flows were $226.7 million in 2024, compared to $267.5 million cash in 2023. The decrease was driven by higher usage of working capital in the current year. Working capital was a use of cash in 2024, compared to a source of cash in 2023. The current year working capital cash usage was consistent with normal historical patterns, while working capital activity in 2023 did not adhere to this pattern due to the impact and timing of the acquisition of Kimball International. Additionally, non-cash items adjusted from net income to reconcile to operating cash flows were lower in 2024 primarily as a result of the absence of asset impairment charges and an increase in non-cash deferred tax benefits. These factors were partially offset by higher net income in 2024 as described in the preceding "Results of Operations" section.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory. Management believes recorded trade receivable valuation allowances at the end of 2024 are adequate to cover the risk of potential bad debts. Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 0.8 percent and 1.4 percent at the end of 2024 and 2023, respectively. The Corporation’s inventory turns were 7.6 and 7.9 for 2024 and 2023, respectively.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, were $52.9 million in 2024 and $79.1 million in 2023. In the prior year, the Corporation had higher expenditures related to a manufacturing facility expansion, which did not recur in the current year. The Corporation’s expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology. The Corporation expects capital expenditures for 2025 to be in the range of $75 million to $85 million.

Acquisitions and Divestitures - Investing activities in 2023 included expenditures of $369.7 million to acquire Kimball International, and $2.7 million received from the sale of Poppin (net of costs to sell). See "Note 4. Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for further information.

Cash Flow – Financing Activities
Debt - The Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its planned capital expenditures, strategic initiatives, and seasonal working capital needs. Cash flows included in financing activities for the current and prior periods include periodic borrowings and repayments under the revolving credit facility.

Additionally, in the prior year, the Corporation borrowed $300 million in connection with a term loan agreement entered into on March 31, 2023, as further amended on May 25, 2023 to support funding of the acquisition of Kimball International. In 2024, the Corporation separately executed an aggregate $100 million of early repayments of the outstanding principal balance on this term loan. Borrowings under the revolving credit facility were used to finance the early repayments. As a result, no additional principal amortization is due prior to maturity of the facility in March 2028. See "Note 7. Debt" in the Notes to Consolidated Financial Statements for further information.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows:

	2024	2023
Dividends per common share	$1.31	$1.28

The last quarterly dividend increase was from $0.32 to $0.33 per common share effective with the June 12, 2024 dividend payment for shareholders of record at the close of business on May 24, 2024. The average dividend payout percentage for the most recent three-year period has been 74 percent of prior-year earnings or 36 percent of prior-year cash flow from operating activities.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. In 2024, the Corporation spent $65.8 million to repurchase 1.3 million shares of its common stock. As of December 28, 2024, $167.6 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements for further information.

Sales of Stock - The Corporation records cash flows received from the sale of its common stock held in treasury, primarily in connection with stock option exercises and the HNI Corporation Members’ Stock Purchase Plan. The approximately $50 million increase in cash proceeds in the current year was due to a significant uptick in stock options exercised, driven by growth in the market value per share of the Corporation's common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" and "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

Cash Requirements

As of December 28, 2024, the Corporation has the following obligations and commitments to make future payments:

Purchase Obligations - The Corporation’s purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase. Estimated purchase obligations total $116 million during 2025 and $2 million thereafter.

Debt - Debt principal obligations are approximately $50 million during 2025 and $296 million thereafter. Interest obligations from debt are estimated to be approximately $18 million during 2025 and $36 million thereafter. Refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements for additional information.

Deferred Compensation - Deferred compensation cash obligations related to legacy HNI plans are expected to be approximately $0.3 million during 2025 and $3.0 million thereafter. Refer to "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for additional information. Obligations related to the Kimball International supplemental employee retirement plan are expected to be $4 million during 2025 and $7 million thereafter. Refer to "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Post-Retirement Benefit Plan - Post-retirement benefit plan payments are expected to be approximately $1 million during 2025 and $11 million in aggregate from 2026 through 2034. Refer to "Note 13. Post-Retirement Health Care" in the Notes to Consolidated Financial Statements for additional information.

Operating and Finance Leases - Operating and finance lease obligations are expected to be approximately $41 million during 2025 and $152 million thereafter. There were no material commitments related to leases which had been signed but not commenced as of the end of 2024. Refer to "Note 14. Leases" in the Notes to Consolidated Financial Statements for additional information.

Other Obligations - Other long-term obligations of approximately $15 million are primarily comprised of a put option, uncertain tax liabilities, and dividends owed in connection with stock-based compensation awards. Additionally, in 2022 the Corporation entered into a long-term commitment to purchase solar energy from a local utility to satisfy a portion of the Corporation’s electricity demand in the Muscatine, Iowa area. The Corporation’s future commitment to the project totals approximately $13 million. The commencement of the project was initially estimated to be in 2025, but has been delayed. For the Corporation’s estimated future obligations related to product warranties and self-insured liabilities, refer to "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

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

Assessing the fair value of a reporting unit includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. The Corporation makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment charge in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, economic conditions in the United States and other countries where the Corporation has a presence, competitor behavior, the mix of product sales, commodity costs, wage rates, the level of manufacturing capacity, the pricing environment, and currency exchange fluctuations. In addition, estimates of fair value are impacted by estimates of the market-participant derived weighted average cost of capital. Changes in this assumption could have a significant effect on the estimated fair value of the reporting unit.

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

As described in "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements, in 2023 the Corporation acquired Kimball International in a transaction valued at $504 million, resulting in the addition of $164 million of goodwill. Of this goodwill, $156 million was assigned to the new Kimball Workplace & Health reporting unit. Recently acquired goodwill assigned to a new reporting unit generally has a higher inherent valuation risk, relative to goodwill assigned to reporting units that historically have had a large excess of fair value over carrying value. As discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements, management performed a quantitative goodwill impairment test in the fourth quarter of 2024. This testing resulted in no goodwill impairment charges recorded related to the Kimball Workplace & Health reporting unit, nor any of the remaining reporting units of the Corporation, in 2024.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. Additionally, the ASU requires disclosure of pretax income (or loss) and income tax (or benefit) disaggregated by domestic and foreign. Finally, the ASU removes the requirement of certain disclosures related to unrecognized tax benefits. The ASU becomes effective for the Corporation beginning with its annual period ending December 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact to the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Corporation is subject to market risk associated with interest rate movements. Interest rate risk arises from variable interest debt obligations.

As of December 28, 2024, the Corporation had $46 million of debt outstanding under the Corporation’s $425 million revolving credit facility, and $200 million of debt outstanding under a term loan agreement, both of which bore variable interest based on the Secured Overnight Financing Rate ("SOFR") and are subject to market risk from interest rate fluctuations. The Corporation may utilize additional borrowings under the revolving credit facility over the course of the year, which will be subject to the variable borrowings rate as defined. As of November 2023, the Corporation had an interest rate swap agreement in place to fix the interest rate on $100 million principal amount of the Corporation’s term loan. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent instead of SOFR. As of December 28, 2024, the Corporation had $100 million of borrowings under the term loan which were not covered by the interest rate swap agreement. Based on the Corporation’s variable-rate debt balance outstanding at December 28, 2024, a hypothetical 100 basis point change in the applicable interest rates would not have a material impact on the interest expense incurred by the Corporation.

For information related to the Corporation’s long-term debt, refer to "Note 7. Debt" in the Notes to Consolidated Financial Statements. For information related to the Corporation’s interest rate swap activity, refer to "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

The Corporation's results of operations may be affected by foreign currency exchange fluctuations related to its business conducted in countries other than the U.S. The primary currency exposure involves the Mexican peso against the U.S. dollar. Changes in foreign currency rates have not historically had a material effect on HNI's consolidated financial results due to the relative size and scale of foreign operations compared to the Corporation's business as a whole. As a result, HNI has not historically hedged its foreign currency risk, but continues to prospectively monitor the potential exposure.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K. As of December 28, 2024, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B.  Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 28, 2024:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Sold	Expiration Date
Marshall H. Bridges, Senior Vice President and Chief Financial Officer	Adopt	November 6, 2024	x		45,489	July 29, 2025
Jeffrey D. Lorenger, Chairman, President, and Chief Executive Officer	Adopt	November 6, 2024	x		46,050	July 28, 2025

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation’s definitive proxy statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 15, 2025 (the "2025 Proxy Statement") is incorporated herein by reference. For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2025 Proxy Statement and is incorporated herein by reference.

The Corporation maintains a code of ethics, which it calls the “Member Code of Integrity,” that applies to all directors, executive officers, and other members. A copy of the Member Code of Integrity is available at investors.hnicorp.com. To the extent required by SEC or NYSE rules, the Corporation intends to disclose amendments to or waivers of the Member Code of Integrity granted to the Corporation's directors and executive officers by posting such information to the Corporation’s website within four business days following the date of such amendment or waiver.

The Corporation maintains a policy that governs the purchase, sale, and other disposition of the Corporation's securities by its directors, officers, members, and other covered persons. The policy is filed as Exhibit 19 to this report.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2025 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Beneficial Ownership of the Corporation’s Stock" and "Equity Compensation Plan Information" of the 2025 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2025 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information under the caption "Audit and Non-Audit Fees" of the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation’s 2024 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
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
(10.32)
Form of HNI Corporation Stock Incentive Plan for Legacy Kimball Employees Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2023)*

(10.33)
Form of HNI Corporation Stock Incentive Plan for Legacy Kimball Employees Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2023)*

(10.34)	HNI Corporation 2017 Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 filed May 20, 2024)*
(19)	HNI Corporation Insider Trading Policy+
(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(24)	Powers of Attorney (included on the signatures page of this Annual Report on Form 10-K)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
(97)	HNI Corporation Incentive Compensation Recovery Policy+
(101)	The following materials from HNI Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements
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

HNI Corporation

Date: February 25, 2025	By:	/s/ Jeffrey D. Lorenger
Name: Jeffrey D. Lorenger
Title: Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each Director whose signature follows authorizes and appoints Jeffrey D. Lorenger as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments to this report.

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	February 25, 2025
Jeffrey D. Lorenger

/s/ Vincent P. Berger	Executive Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	February 25, 2025
Vincent P. Berger

/s/ Mary A. Bell	Director	February 25, 2025
Mary A. Bell

/s/ Miguel M. Calado	Lead Director	February 25, 2025
Miguel M. Calado

/s/ Cheryl A. Francis	Director	February 25, 2025
Cheryl A. Francis

/s/ Patrick D. Hallinan	Director	February 25, 2025
Patrick D. Hallinan

/s/ John R. Hartnett	Director	February 25, 2025
John R. Hartnett

/s/ Mary K. W. Jones	Director	February 25, 2025
Mary K. W. Jones

/s/ Larry B. Porcellato	Director	February 25, 2025
Larry B. Porcellato

/s/ David M. Roberts	Director	February 25, 2025
David M. Roberts

/s/ Dhanusha Sivajee	Director	February 25, 2025
Dhanusha Sivajee

/s/ Abbie J. Smith	Director	February 25, 2025
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

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of December 28, 2024, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of December 28, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, equity, and cash flows for fiscal year 2024 ended December 28, 2024, fiscal year 2023 ended December 30, 2023, and fiscal year 2022 ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for fiscal year 2024 ended December 28, 2024, fiscal year 2023 ended December 30, 2023, and fiscal year 2022 ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over net sales
As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue for sales of workplace furnishings and residential building products at a point in time following the transfer of control of such products to the customer. The Company recorded $2,526 million of net sales for the year ended December 28, 2024.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the dispersion of the Company’s net sales generating activities across locations. This included determining the Company locations at which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of sales amounts
•performed software-assisted data analyses to test relationships among certain sales transactions
•assessed the recorded net sales for a selection of transactions by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, shipping documentation, customer acceptance, and payments.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the nature and extent of such evidence.
Recoverability of goodwill
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 28, 2024 was $442 million, of which a portion of the goodwill is associated with one reporting unit within the workplace furnishings segment. The Company evaluates its goodwill for impairment on an annual basis during the fourth quarter or whenever indicators of impairment exist. In 2024, the Company elected to perform a quantitative assessment for purposes of its annual goodwill impairment testing. The Company estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value.

We identified the evaluation of the assessment of the carrying value of goodwill in one reporting unit within the workplace furnishings segment as a critical audit matter. Specifically, the evaluation of the discount rate assumption used in the income approach to measure the estimated fair value of the reporting unit required challenging auditor judgment. Changes to the discount rate could have a significant effect on the estimated fair value of the reporting unit. Additionally, the audit effort associated with the evaluation of the Company’s discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included a control related to development of the discount rate for the reporting unit. We performed a sensitivity analysis over the Company’s discount rate to assess the impact of changes in the assumption on the Company’s estimate of the fair value of the reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by the Company in the income approach by comparing the Company’s inputs to the discount rate to publicly available data for comparable companies and assessing the resulting discount rate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 25, 2025

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In millions, except per share data)

	2024	2023	2022
Net sales	$2,526.4	$2,434.0	$2,361.8
Cost of sales	1,493.0	1,485.7	1,526.9
Gross profit	1,033.4	948.3	834.9
Selling and administrative expenses	820.7	813.2	723.4
Gain on sale of subsidiary	—	—	(50.4)
Restructuring and impairment charges	6.2	44.8	6.7
Operating income	206.5	90.3	155.2
Interest expense, net	27.2	25.5	8.8
Income before income taxes	179.3	64.8	146.4
Income tax expense	39.8	15.6	22.5
Net income	139.5	49.2	123.9
Less: Net income (loss) attributable to non-controlling interest	0.0	0.0	(0.0)
Net income attributable to HNI Corporation	$139.5	$49.2	$123.9

Average number of common shares outstanding – basic	47.4	44.5	41.7
Net income attributable to HNI Corporation per common share – basic	$2.95	$1.11	$2.97
Average number of common shares outstanding – diluted	48.5	45.4	42.2
Net income attributable to HNI Corporation per common share – diluted	$2.88	$1.09	$2.94

Foreign currency translation adjustments	$(0.4)	$(0.2)	$(5.7)
Change in unrealized gains (losses) on marketable securities, net of tax	0.1	0.4	(0.7)
Change in pension and post-retirement liability, net of tax	1.1	(0.0)	4.3
Change in derivative financial instruments, net of tax	1.6	(2.8)	0.8
Other comprehensive income (loss), net of tax	2.4	(2.6)	(1.3)
Comprehensive income	141.9	46.6	122.6
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	0.0	(0.0)
Comprehensive income attributable to HNI Corporation	$141.9	$46.6	$122.6

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions)

	December 28, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$22.5	$28.9
Short-term investments	6.4	5.6
Receivables	248.4	247.1
Allowance for doubtful accounts	(2.0)	(3.5)
Inventories, net	194.3	196.6
Prepaid expenses and other current assets	54.9	61.3
Total Current Assets	524.5	535.9

Property, Plant, and Equipment:
Land and land improvements	58.5	58.9
Buildings	407.9	406.8
Machinery and equipment	685.9	705.8
Construction in progress	25.9	22.2
	1,178.2	1,193.7
Less accumulated depreciation	(648.6)	(638.5)
Net Property, Plant, and Equipment	529.6	555.2

Right-of-use - Finance Leases	14.3	12.2
Right-of-use - Operating Leases	121.8	115.2

Goodwill and Other Intangible Assets, net	624.3	651.9

Other Assets	60.7	58.4

Total Assets	$1,875.1	$1,928.8

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions, except par value)

	December 28, 2024	December 30, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$391.2	$418.7
Current maturities of debt	50.3	7.5
Current maturities of other long-term obligations	2.3	7.3
Current lease obligations - Finance	5.6	4.4
Current lease obligations - Operating	28.1	25.9
Total Current Liabilities	477.5	463.7

Long-Term Debt	294.3	428.3

Long-Term Lease Obligations - Finance	8.9	7.9
Long-Term Lease Obligations - Operating	109.6	104.0

Other Long-Term Liabilities	72.9	78.0

Deferred Income Taxes	71.6	85.1

Total Liabilities	1,034.7	1,167.0

Equity:
HNI Corporation shareholders’ equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2.0 million shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200.0 million shares, outstanding:
December 28, 2024 - 47.2 million shares; December 30, 2023 - 46.9 million shares	47.2	46.9

Additional paid-in capital	201.5	201.6
Retained earnings	599.6	523.6
Accumulated other comprehensive loss	(8.3)	(10.6)
Total HNI Corporation shareholders’ equity	840.1	761.4

Non-controlling interest	0.3	0.3

Total Equity	840.4	761.8

Total Liabilities and Equity	$1,875.1	$1,928.8

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In millions, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$42.6	$39.2	$514.6	$(6.8)	$0.3	$590.0
Comprehensive income:
Net income (loss)	—	—	123.9	—	(0.0)	123.9
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $1.27 per share	—	—	(53.0)	—	—	(53.0)
Common shares – treasury:
Shares purchased	(1.7)	(11.1)	(51.1)	—	—	(63.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	21.0	—	—	—	21.5
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	49.2	—	0.0	49.2
Other comprehensive income (loss), net of tax	—	—	—	(2.6)	—	(2.6)
Dividends payable	—	—	(1.6)	—	—	(1.6)
Cash dividends; $1.28 per share	—	—	(58.1)	—	—	(58.1)
Common shares – treasury:
Shares purchased	(0.0)	(0.4)	—	—	—	(0.4)
Shares issued in connection with Kimball International, Inc acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.7	36.9	—	—	—	37.6
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	139.5	—	0.0	139.5
Other comprehensive income (loss), net of tax	—	—	—	2.4	—	2.4
Dividends payable	—	—	(1.3)	—	—	(1.3)
Cash dividends; $1.31 per share	—	—	(62.2)	—	—	(62.2)
Common shares – treasury:
Shares purchased	(1.3)	(64.7)	—	—	—	(66.0)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.6	64.5	—	—	—	66.2
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In millions)

	2024	2023	2022
Net Cash Flows From (To) Operating Activities:
Net income	$139.5	$49.2	$123.9
Non-cash items included in net income:
Depreciation and amortization	107.8	94.9	84.2
Other post-retirement and post-employment benefits	1.1	1.1	1.3
Stock-based compensation	17.4	16.5	9.0
Deferred income taxes	(14.1)	(0.6)	(15.3)
Asset impairment charges	—	31.5	6.2
Gain on sale of subsidiary	—	—	(50.4)
Other – net	5.5	5.1	2.7
Net increase (decrease) in cash from operating assets and liabilities	(19.1)	76.5	(72.7)
Decrease in other liabilities	(11.4)	(6.6)	(7.7)
Net cash flows from (to) operating activities	226.7	267.5	81.2

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(50.6)	(78.1)	(60.0)
Acquisition spending, net of cash acquired	—	(369.7)	(11.4)
Capitalized software	(2.3)	(1.0)	(8.4)
Purchase of investments	(3.2)	(5.7)	(2.8)
Sales or maturities of investments	4.7	5.4	2.3
Net proceeds from sale of subsidiary	—	2.7	69.5
Other – net	0.4	1.6	0.0
Net cash flows from (to) investing activities	(51.0)	(444.8)	(10.7)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(420.6)	(436.0)	(401.6)
Proceeds from debt	328.2	684.0	413.9
Dividends paid	(63.6)	(58.5)	(53.2)
Purchase of HNI Corporation common stock	(65.8)	(0.3)	(65.2)
Proceeds from sales of HNI Corporation common stock	51.2	2.3	4.7
Other – net	(11.6)	(2.8)	(4.0)
Net cash flows from (to) financing activities	(182.2)	188.8	(105.4)

Net increase (decrease) in cash and cash equivalents	(6.4)	11.5	(34.8)
Cash and cash equivalents at beginning of period	28.9	17.4	52.3
Cash and cash equivalents at end of period	$22.5	$28.9	$17.4

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 28, 2024

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

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2024 ended on December 28, 2024, fiscal year 2023 ended on December 30, 2023, and fiscal year 2022 ended on December 31, 2022. The financial statements for fiscal years 2024, 2023, and 2022 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

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

Cash, Cash Equivalents, and Investments
Cash and cash equivalents generally consist of cash and money market accounts. The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months. The Corporation has short-term debt securities holdings with maturities of less than one year, as well as investment holdings with maturities between one and five years. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The specific identification method is used to determine realized gains and losses on the trade date. Equity investments are comprised of mutual funds, classified as trading securities recognized at fair value, in a supplemental employee retirement plan ("SERP") acquired as part of the acquisition of Kimball International. Offsetting SERP liabilities, representing the obligation to distribute SERP investments to the participants, are recorded in the "Current maturities of other long-term obligations" and "Other Long-Term Liabilities" lines of the Consolidated Balance Sheets. Realized and unrealized gains and losses on the SERP investments are fully offset by adjustments to the SERP liabilities, resulting in no impact to net income. The SERP is structured as a rabbi trust, and therefore the assets in this plan are subject to credit claims in the event of bankruptcy.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows:

	December 28, 2024			December 30, 2023
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Debt securities	$—	$2.0	$11.9	$—	$1.2	$12.3
Equity investments	—	4.4	7.2	—	4.3	7.0
Cash and money market accounts	22.5	—	—	28.9	—	—
Total	$22.5	$6.4	$19.1	$28.9	$5.6	$19.3

The following table summarizes the amortized cost basis of the debt securities:

	December 28, 2024	December 30, 2023
Amortized cost basis of debt securities	$14.1	$13.8

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

Receivables
Trade receivables are recorded at amortized cost, net of an allowance for doubtful accounts. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectability of the account. The following table summarizes the change in the allowance for doubtful accounts:

	Balance at beginning of period	Current provision and adjustments	Amounts written off	Recoveries and other	Acquisition and divestiture of businesses	Balance at end of period
Year ended December 28, 2024	$3.5	$(0.7)	$(0.9)	$0.1	$—	$2.0
Year ended December 30, 2023	$3.2	$0.3	$(0.5)	$0.0	$0.4	$3.5
Year ended December 31, 2022	$2.8	$1.7	$(1.0)	$0.2	$(0.5)	$3.2

Inventories
The Corporation’s residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following:

	December 28, 2024	December 30, 2023
Finished products, net	$122.4	$112.9
Materials and work in process, net	119.5	128.2
LIFO allowance	(47.5)	(44.5)
Total inventories, net	$194.3	$196.6

Inventory valued by the LIFO costing method	91%	91%

In 2024, there were no material liquidations of established LIFO layers. In 2023, inventory quantities were reduced at certain business units, resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of sales by approximately $1.3 million. If only the FIFO method had been in use, inventories would have been $47.5 million and $44.5 million higher than reported as of December 28, 2024 and December 30, 2023, respectively.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $12.1 million and $14.2 million as of December 28, 2024 and December 30, 2023, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

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

Total depreciation expense was as follows:

	2024	2023	2022
Depreciation expense	$76.9	$64.7	$53.3

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

The Corporation reviews goodwill at the reporting unit level, which refers to components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit, and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The valuations employ present value techniques using weighted average cost of capital assumptions to measure fair value and consider market factors. In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows:

	December 28, 2024	December 30, 2023
Trade accounts payable	$190.4	$193.7
Compensation	50.8	65.1
Profit sharing and retirement	9.1	10.5
Accrued marketing programs	25.4	31.4
Accrued freight	11.0	12.9
Customer deposits	42.1	35.6
Other accrued expenses	62.4	69.4
Total accounts payable and accrued expenses	$391.2	$418.7

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

Activity associated with warranty obligations was as follows:

	2024	2023	2022
Balance at beginning of period	$18.0	$14.8	$16.0
Accruals related to acquisitions	—	3.5	—
Accruals for warranties issued	13.0	11.6	9.3
Settlements and other	(13.6)	(11.9)	(10.5)
Balance at end of period	$17.5	$18.0	$14.8

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	December 28, 2024	December 30, 2023
Current - in the next twelve months	$6.6	$6.0
Long-term - beyond one year	10.9	12.0
Total	$17.5	$18.0

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

	2024	2023	2022
Research and development costs	$53.6	$47.2	$47.8

Freight Expense
Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows:

	2024	2023	2022
Freight expense	$135.0	$137.8	$142.0

Stock-Based Compensation
The Corporation measures the cost of member services in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes cost over the requisite service period. See "Note 11. Stock-Based Compensation" for further information.

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

The Organisation for Economic Cooperation and Development ("OECD") issued new regulations in connection with a global minimum tax regime. Known as "Pillar Two," the new regulations went into effect for income tax years starting January 2024, and are part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). Pillar Two applies to MNEs with revenues of at least EUR 750 million. Under its provisions, qualifying MNE groups pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The guidance is principally focused on the application of the transitional country-by-country reporting safe harbor and enables an MNE to avoid both completing a full global anti-base erosion model computation and paying a top-up tax for jurisdictions when they are eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the estimated safe harbor simplified effective tax rate computation, management does not currently expect Pillar Two minimum tax to be owed by the Corporation. There is no material impact on the consolidated financial statements from these regulations.

Earnings Per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under stock options, restricted stock units, and common stock equivalents under the Corporation’s deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	2024	2023	2022
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$139.5	$49.2	$123.9
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.4	44.5	41.7
Potentially dilutive shares from stock-based compensation plans	1.1	0.8	0.5
Denominator for diluted EPS	48.5	45.4	42.2
Earnings per share – basic	$2.95	$1.11	$2.97
Earnings per share – diluted	$2.88	$1.09	$2.94

The year-over-year increases in shares outstanding in 2024 and 2023 are primarily due to the issuance of 4.7 million shares in June 2023 as part of the consideration to acquire Kimball International. These shares were outstanding for all of 2024, seven months of 2023, and none of 2022.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	2024	2023	2022
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.4	2.1	2.0

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

Self-Insurance
The Corporation is primarily self-insured for general, auto, and product liability, workers’ compensation, and certain member health benefits. Certain risk exposures are mitigated through the use of independent third-party stop loss insurance coverages. The general, auto, product, and workers’ compensation liabilities are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows:

	December 28, 2024	December 30, 2023
Current - "Accounts payable and accrued expenses"	$5.4	$5.9
Non-current - "Other Long-Term Liabilities"	18.0	18.8
Total general, auto, product, and workers’ compensation liabilities	$23.4	$24.8

The preceding table excludes self-insured member health and other benefits liabilities of $6.2 million and $7.6 million as of December 28, 2024 and December 30, 2023, respectively.

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

Recently Adopted Accounting Standards
In December 2024, the Corporation adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhanced disclosures regarding segment expenses, information about the chief operating decision maker, and measures used to assess performance. The ASU did not impact the statements of comprehensive income, cash flows, or equity, nor the balance sheet. See "Note 16. Reportable Segment Information."

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	2024	2023	2022
Systems, storage, and tables	$1,147.3	$1,057.4	$889.6
Seating	583.7	525.4	473.7
Other (1)	157.0	157.5	123.0
Total workplace furnishings	1,888.0	1,740.3	1,486.2

Residential building products	638.4	693.7	875.6
	$2,526.4	$2,434.0	$2,361.8

(1) The Other category consists of education-specific furnishings, architectural products, workspace accessories, and miscellaneous product lines and services.

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

Contract assets and contract liabilities were as follows:

	December 28, 2024	December 30, 2023
Trade receivables (1)	$248.4	$247.1
Contract assets (current) (2)	$3.2	$3.1
Contract assets (long-term) (3)	$26.2	$28.1
Contract liabilities - Customer deposits (4)	$42.1	$35.6
Contract liabilities - Accrued rebate and marketing programs (4)	$25.4	$31.4

The index below indicates the line item in the Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

The increase in customer deposits in 2024 was driven by project timing in the hospitality customer channel, while the decrease in accrued rebate and marketing programs was driven by the timing of payments within the contract customer channel.

Changes in contract asset and contract liability balances during the year ended December 28, 2024 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$2.0	$—
Reclassification of contract assets to contra-revenue	(3.8)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(128.3)
Contract liabilities paid	—	134.4
Cash received in advance and not recognized as revenue	—	(195.8)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	189.3
Net change	$(1.7)	$(0.5)

Changes in contract asset and contract liability balances during the year ended December 30, 2023 were as follows:

	Contract assets increase (decrease)	Contract liabilities (increase) decrease
Contract assets recognized	$3.8	$—
Reclassification of contract assets to contra-revenue	(5.3)	—
Contract liabilities recognized and recorded to contra-revenue as a result of performance obligations satisfied	—	(134.3)
Contract liabilities paid	—	137.0
Cash received in advance and not recognized as revenue	—	(173.8)
Reclassification of cash received in advance to revenue as a result of performance obligations satisfied	—	183.0
Impact of business combination	—	(20.3)
Net change	$(1.5)	$(8.4)

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The amount of revenue recognized during the year ended

December 28, 2024 that was included in the December 30, 2023 contract liabilities balance was $35.1 million. The amount of revenue recognized during the year ended December 30, 2023 that was included in the December 31, 2022 contract liabilities balance was $25.7 million.

Note 4. Acquisitions and Divestitures

Acquisition - Kimball International
On June 1, 2023, the Corporation completed its acquisition of Kimball International, a leading commercial furnishings company with expertise in workplace, health, and hospitality, resulting in Kimball International becoming a wholly-owned subsidiary of the Corporation. In the year ended December 30, 2023, the Corporation incurred acquisition-related expenses of $41.2 million, of which $28.6 million were incurred as corporate costs and $12.5 million were recorded in the workplace furnishings segment. These expenses are included in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income. Additionally, acquisition-related financing costs of $2.8 million and $0.2 million were recorded to the Consolidated Balance Sheets in "Long-term Debt" and "Other Assets," respectively, while $0.3 million of acquisition-related stock issuance costs were recorded to "Additional paid-in capital."

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

The purchase price allocation at the date of acquisition, including measurement period adjustments made in the first quarter of 2024 is shown below. The one-year accounting measurement period closed in the second quarter of 2024 and the purchase price allocation was finalized with no additional adjustments recorded.

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

The following table summarizes the results of Kimball International operations that are included in the Corporation’s Consolidated Statements of Comprehensive Income for the years ended December 28, 2024 and December 30, 2023. These amounts include the results of Poppin, Inc. ("Poppin") for the prior-year period during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity was not material to the consolidated results of the prior period presented.

	2024	2023
Net sales	$594.4	$361.4
Net income (loss)	$36.4	$(3.0)

Pro Forma Results of Operations - Kimball International Acquisition (Unaudited)
The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Kimball International for the fiscal years ended December 30, 2023 and December 31, 2022, as though the acquisition and related financing had occurred as of January 2, 2022, the first day of the Corporation’s 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International’s results to the Corporation’s financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share-based compensation expense for Kimball International awards converted to the Corporation’s equity awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	2023	2022
Net sales	$2,698.1	$3,058.0
Net income	$82.8	$52.1

Acquisition - Dickerson
In June 2022, the Corporation acquired Dickerson Hearth Products ("Dickerson"), an installing fireplace distributor in the Raleigh, North Carolina area, for approximately $8 million. The transaction, which aligned with the Corporation’s vertical integration strategy in the residential building products market, was structured as an asset acquisition and was consummated entirely in cash. The purchase price allocation included $7.6 million of goodwill and the remaining assets and liabilities acquired were not material to the consolidated financial statements. The assets and liabilities of Dickerson, including the tax-deductible goodwill resulting from this acquisition, are included in the Corporation’s residential building products segment.

Divestiture - Poppin
In September 2023, the Corporation closed on the sale of substantially all of the assets of Poppin for $2.7 million in cash, net of selling costs. Poppin had been acquired as part of the Kimball International transaction in June 2023 and was a component of the workplace furnishings segment. Balances divested include $9.7 million of inventory, $3.1 million of various other assets, $7.0 million of accounts payable and accrued expenses, and $3.0 million of operating lease obligations.

Divestiture - Lamex
In July 2022, the Corporation closed on the sale of its China- and Hong Kong-based Lamex office furniture business, which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd., a leading manufacturer and provider of office furniture in Japan and across Asia, for approximately $75 million plus standard post-closing working capital adjustments, net of cash acquired by the buyer. The Corporation recorded a pre-tax gain on sale of $50.4 million that included transaction-related expenses of approximately $6 million as well as a cumulative foreign currency translation benefit of $3.3 million that was reclassified from accumulated other comprehensive income.

Note 5. Supplemental Cash Flow Information

The Corporation’s cash payments for interest and income taxes, as well as information related to non-cash investing and financing activities, follows:

	2024	2023	2022
Cash paid for:
Interest	$28.7	$26.5	$9.2
Income taxes	$46.5	$25.0	$31.1
Changes in accrued expenses due to:
Purchases of property and equipment	$7.7	$(9.3)	$1.4
Purchases of capitalized software	$(0.1)	$(0.4)	$(1.4)

Non-cash consideration exchanged to acquire Kimball International in 2023 is not included in the Consolidated Statements of Cash Flows; see "Note 4. Acquisitions and Divestitures" for more information.

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following:

	December 28, 2024	December 30, 2023
Goodwill, net	$442.1	$441.0
Definite-lived intangible assets, net	133.1	161.7
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$624.3	$651.9

Goodwill
The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 31, 2022
Goodwill	$148.7	$222.4	$371.1
Accumulated impairment losses	(65.0)	(0.1)	(65.2)
Net goodwill balance as of December 31, 2022	$83.6	$222.3	$305.9

Goodwill acquired / measurement period adjustments	162.7	—	162.7
Impairment losses	(27.6)	—	(27.6)
Goodwill disposed	(14.1)	—	(14.1)
Accumulated impairment losses disposed	14.1	—	14.1

Balance as of December 30, 2023
Goodwill	297.2	222.4	519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	$218.7	$222.3	$441.0

Goodwill measurement period adjustments	1.1	—	1.1

Balance as of December 28, 2024
Goodwill	298.3	222.4	520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 28, 2024	$219.8	$222.3	$442.1

Current year goodwill measurement period adjustments and prior year goodwill acquired and measurement period adjustments relate to the acquisition of Kimball International. The measurement period was closed during the second quarter of 2024. See "Note 4. Acquisitions and Divestitures" for additional information.

Prior year goodwill and accumulated impairment disposed relates to the closure of the OFM business.

See Impairment Analysis section below for additional information regarding the goodwill impairment recorded in 2023.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Consolidated Balance Sheets:

	December 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$189.3	$151.3	$38.0	$199.6	$143.4	$56.2
Trademarks and trade names	17.9	8.3	9.5	18.1	7.3	10.8
Customer lists and other	139.7	54.3	85.5	143.9	49.2	94.7
Net definite-lived intangible assets	$346.9	$213.9	$133.1	$361.6	$199.8	$161.7

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows:

	2024	2023	2022
Capitalized software	$20.4	$21.6	$24.4
Other definite-lived intangibles	$10.5	$8.5	$6.5

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

	2025	2026	2027	2028	2029
Amortization expense	$28.4	$23.5	$17.2	$9.0	$8.9

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Consolidated Balance Sheets:

	December 28, 2024	December 30, 2023
Trademarks and trade names	$49.1	$49.1

In the fourth quarter of 2023, the Corporation recorded an impairment charge of $3.4 million related to an indefinite-lived trade name in the workplace furnishings segment. See Impairment Analysis section below for additional information.

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

2024
In 2024 the Corporation elected to perform a quantitative assessment for purposes of its annual goodwill and indefinite-lived trade name impairment testing. All reporting units and trade names tested were determined to have fair values that exceeded the respective carrying values, and thus no impairment charges were recorded.

2023
The Corporation elected to perform a qualitative assessment for purposes of its annual goodwill and indefinite-lived trade name impairment testing in 2023. Based on these assessments, management concluded that for the majority of reporting units and trade names, it was more likely than not that the fair value was greater than carrying value and no quantitative testing was necessary.

For a small workplace furnishings reporting unit, management concluded that a quantitative assessment was required. For the quantitative goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approaches. As a result of the impairment testing in 2023, this reporting unit was determined to have a carrying value in excess of its fair value, resulting in a pretax goodwill impairment charge of $27.6 million. This reporting unit has remaining goodwill of $6.0 million. The driver of the impairment was a reduction in the short-to mid-term financial forecast for this business as a result of softening market demand tied to macroeconomic conditions. Projections used in the impairment model reflected management’s assumptions, which are those of a market participant, regarding revenue growth rates, economic and market trends, cost structure, investments required in support of strategic initiatives, and other expectations about the anticipated short-term and long-term operating results of the reporting unit (Level 3 measurements). For this reporting unit, the Corporation assumed a discount rate of approximately 14 percent, near-term growth rates ranging from -13 percent to +10 percent, and a terminal growth rate of 3 percent.

For a small workplace furnishings business trade name, management concluded that a quantitative assessment was required. As a result of the quantitative impairment testing in 2023, management concluded that a pretax impairment charge of $3.4 million was required related to this indefinite-lived intangible asset. The drivers of the impairment include a reduced sales outlook for this business and a decline in the estimated royalty rate. The valuation assessment of this trade name is considered a Level 3 measurement that utilized a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved in the quantitative testing included estimated near-term growth rates ranging from -2 percent to +5 percent, a long-term growth rate of 3 percent, a royalty rate of 1 percent, and a discount rate of 16 percent.

See "Note 17. Restructuring and Impairment" for more information regarding goodwill, intangible asset, and long-lived asset impairments in recent prior years.

Note 7. Debt

Debt is as follows:

	December 28, 2024	December 30, 2023
Revolving credit facility with interest at a variable rate (December 28, 2024 - 6.4%; December 30, 2023 - 6.9%)	$45.7	$38.5
Term loan with interest at a variable rate (December 28, 2024 - 5.9%; December 30, 2023 - 7.0%)	200.0	300.0
Fixed rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	0.3	—
Deferred debt issuance costs	(1.4)	(2.7)
Total debt	344.6	435.8
Less: Current maturities	50.3	7.5
Long-term debt	$294.3	$428.3

Aggregate maturities of debt are as follows:

	2025	2026	2027	2028	2029	Thereafter
Maturities of debt	$50.3	$—	$45.7	$250.0	$—	$—

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities as of December 28, 2024 was $246 million, which approximated fair value. The fair value of the fixed rate notes was estimated based on a discounted cash flow method (Level 2) to be $98 million as of December 28, 2024.

As of December 28, 2024, the Corporation’s revolving credit facility borrowings were drawn under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023, with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.5 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

As of December 28, 2024, $46 million of borrowings were outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $46 million outstanding as of December 28, 2024, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of December 28, 2024, the Corporation had $200 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation’s acquisition of Kimball International on June 1, 2023. In May 2024 and

September 2024, the Corporation separately executed an aggregated $100 million of early repayments of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayments. The term loan is subject to principal amortization which began on June 30, 2024. As a result of the early repayments executed by the Corporation, all of the principal amortization requirements have been satisfied and no additional principal payments are required until maturity in March 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of December 28, 2024, the deferred debt issuance costs balance of $1.3 million related to the agreement is reflected in "Long-Term Debt" in the Consolidated Balance Sheets.

As of December 28, 2024, the Corporation also had $100 million principal amount of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amounts due on May 31, 2025 are classified as "Current maturities of debt" and the principal amounts due May 31, 2028 are classified as "Long-Term Debt" in the Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as reductions of current maturities of debt and long-term debt based on note maturity, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of December 28, 2024, the remaining deferred debt issuance costs related to the private placement note agreements were not material, with the current portion reflected in "Current maturities of debt" and the long-term portion reflected in "Long-Term Debt" in the Consolidated Balance Sheets. As of December 28, 2024, due to current market rates, the Corporation would not owe any amounts to the note holders on early payment under a make-whole provision.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of December 28, 2024, the Corporation was in compliance with the financial covenants.

Note 8. Income Taxes

Significant components of the provision for income taxes are as follows:

	2024	2023	2022
Current:
Federal	$44.0	$11.6	$29.8
State	7.2	4.1	8.3
Foreign	1.9	0.9	0.3
Current provision	53.1	16.6	38.5
Deferred:
Federal	(12.0)	(2.0)	(13.1)
State	(1.3)	1.1	(2.8)
Foreign	0.0	(0.1)	0.0
Deferred provision	(13.2)	(1.0)	(15.9)
Total income tax expense	$39.8	$15.6	$22.5

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate are explained as follows:

	2024	2023	2022
Federal statutory tax expense	$37.7	$13.6	$30.7
State taxes, net of federal tax effect	6.0	3.7	5.6
Credit for research activities	(6.2)	(5.3)	(4.2)
Valuation allowance	0.3	(0.9)	(7.1)
Foreign taxes	1.2	0.7	0.7
Executive compensation limitation	3.0	1.7	1.4
Acquisition expenses	—	1.8	—
Sale of foreign subsidiary	—	—	(4.2)
Provision to return true-up	(1.7)	(0.8)	0.1
Other – net	(0.5)	1.1	(0.5)
Total income tax expense	$39.8	$15.6	$22.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

	December 28, 2024	December 30, 2023
Deferred Taxes
Allowance for doubtful accounts	$0.8	$1.3
Compensation	11.1	13.5
Stock-based compensation	5.6	8.5
Accrued post-retirement benefit obligations	4.1	4.5
Vacation accrual	0.0	2.1
Warranty accrual	4.6	5.2
Tax loss and tax credit carryforwards	8.8	9.1
Capital loss carryforward	0.8	3.3
Lease liability	37.1	35.0
Research and development capitalization	43.0	30.9
Other – net	2.8	3.8
Total deferred tax assets	$118.8	$117.2
Deferred income	(5.2)	(5.7)
Inventory differences	(4.7)	(3.8)
Goodwill and other intangible assets	(64.6)	(64.7)
Prepaid expenses	(8.1)	(7.7)
Right of use asset	(33.2)	(31.4)
Tax over book depreciation	(65.7)	(78.3)
Total deferred tax liabilities	$(181.5)	$(191.6)
Valuation allowance	(7.9)	(9.8)
Total net deferred tax liabilities	$(70.6)	$(84.2)

Long-term net deferred tax assets	1.1	0.9
Long-term net deferred tax liabilities	(71.6)	(85.1)
Total net deferred tax liabilities	$(70.6)	$(84.2)

The valuation allowance, which primarily relates to acquired deferred tax assets, is as follows:

	Balance at beginning of period	Expenses (benefits)	Impact of business combination	Balance at end of period
Year ended December 28, 2024	$9.8	$0.3	$(2.2)	$7.9
Year ended December 30, 2023	$4.2	$(0.9)	$6.5	$9.8
Year ended December 31, 2022	$11.3	$(7.1)	$—	$4.2

The net decrease in 2024 primarily relates to an adjustment to the amount of Kimball International capital loss carryforwards acquired, while the net increase in 2023 relates mainly to the acquisition of Kimball International state and foreign credits. The decrease in 2022 primarily relates to the sale of Lamex in July 2022.

As of December 28, 2024, the Corporation had $3.4 million of U.S. state tax credit carryforwards and $3.3 million of foreign net operating losses, which expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
Balance at beginning of period	$3.0	$2.2
Changes in positions taken in a prior period	(0.0)	0.8
New positions taken in a current period	0.9	0.6
Decrease due to lapse of statute of limitations	(0.6)	(0.6)
Balance at end of period	$3.3	$3.0

As of December 28, 2024, it is reasonably possible the amount of unrecognized tax benefits may increase or decrease within the twelve months following the reporting date. These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation. It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods. The expenses and liabilities recorded for interest and penalties as of and for the years ended December 28, 2024 and December 30, 2023 are immaterial.

Tax years 2021 through 2023 remain open for examination by the Internal Revenue Service. Tax years 2020 through 2023 remain open for examination in various state and foreign jurisdictions, respectively. The Corporation is not currently under federal examination. The Corporation is currently under audit for a state examination.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of December 28, 2024
Cash and cash equivalents (including money market funds) (1)	$22.5	$22.5	$—	$—
Mutual funds (2)	$11.6	$11.6	$—	$—
Government securities (2)	$6.1	$—	$6.1	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(1.5)	$—	$(1.5)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)

Balance as of December 30, 2023
Cash and cash equivalents (including money market funds) (1)	$28.9	$28.9	$—	$—
Mutual funds (2)	$11.3	$11.3	$—	$—
Government securities (2)	$5.7	$—	$5.7	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(3.5)	$—	$(3.5)	$—
Put option liability (4)	$(5.7)	$—	$—	$(5.7)
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

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(0.7)	$0.1	$(5.4)	$(0.7)	$(6.8)
Other comprehensive income (loss) before reclassifications	(2.4)	(0.9)	5.3	1.1	3.2
Tax (expense) or benefit	—	0.2	(1.3)	(0.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.3)	(0.0)	0.2	(0.0)	(3.1)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	(0.2)	(3.4)	(3.5)
Tax (expense) or benefit	—	(0.1)	0.1	0.8	0.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	0.1	(0.2)	0.0
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.4)	0.1	1.3	2.5	3.5
Tax (expense) or benefit	—	(0.0)	(0.3)	(0.6)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	0.1	(0.4)	(0.2)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of December 28, 2024, the fair value of the Corporation’s interest rate swap liability was $1.5 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrecognized change in value of the interest rate swap is reported net of tax as $(1.1) million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2024	2023	2022
Derivative financial instruments
Interest rate swap	Interest expense, net	$0.5	$0.2	$0.1
	Income tax expense	(0.1)	(0.1)	(0.0)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	(0.1)	(0.1)	0.0
	Income tax expense	0.0	0.0	(0.0)
Pension and post-retirement liabilities
Amortization of loss	Selling and administrative expenses	(0.1)	(0.1)	(0.3)
	Income tax expense	0.0	0.0	0.1
Foreign currency translation
Lamex divestiture	Gain on sale of subsidiary	—	—	3.3
	Net of tax	$0.2	$(0.0)	$3.1
Amounts in parentheses indicate reductions to profit.

Director Plan
In May 2017, the Corporation authorized 0.3 million shares of its common stock under its 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan"). The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock, or restricted stock units of the Corporation, and awards of Corporation common stock. The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of Corporation common stock. Shares of common stock issued under the Director Plan in 2024, 2023, and 2022, were 27 thousand, 43 thousand, and 32 thousand, respectively.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	2024	2023	2022
Dividends per common shares	$1.31	$1.28	$1.27

Members’ Stock Purchase Plan
During 2017, shareholders approved the HNI Corporation Members’ Stock Purchase Plan (the "2017 MSPP"). Under the 2017 MSPP, 0.8 million shares of common stock were authorized for issuance to participating members. Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year. The price of the stock purchased under the MSPP is 85 percent of the closing price on the exercise date. No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year. Shares of common stock issued under the MSPP in 2024, 2023, and 2022, were 39 thousand, 77 thousand, and 88 thousand, respectively. The following table provides the average price per share issued under the MSPP:

	2024	2023	2022
Average price per share	$40.11	$27.15	$26.50

As of December 28, 2024, 0.2 million shares were available for issuance under the 2017 MSPP.

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

Stock Repurchase
The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation:

	2024	2023	2022
Shares repurchased	1.3	0.0	1.7
Average price per share	$50.86	$41.98	$38.11

Cash purchase price	$(66.0)	$(0.4)	$(63.9)
Purchases unsettled as of year end	0.2	0.1	—
Prior year purchases settled in current year	(0.1)	—	(1.3)
Shares repurchased per cash flow	$(65.8)	$(0.3)	$(65.2)

As of December 28, 2024, approximately $167.6 million of the Board’s current repurchase authorization remained available for future repurchases.

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

As of December 28, 2024, there were approximately 3.0 million shares available for future issuance under the 2021 Plan, the 2017 Plan, and the 2023 Kimball International Legacy Plan (collectively, the "Plans"). The Plans are administered by the Human Resources and Compensation Committee of the Board. Forms of awards issued under the Plans include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both financial performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

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

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award, and recognizes expense over the members’ requisite service periods, adjusted for an estimated forfeiture rate for those shares not expected to vest. Additionally, expense related to PSUs is periodically adjusted for the probable number of shares to be awarded at the end of the three-year performance period.

Compensation cost charged against operations for the Plans and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" was as follows:

	2024	2023	2022
Compensation cost	$17.4	$16.5	$9.0

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows:

	2024	2023	2022
Income tax benefit	$4.1	$4.2	$2.0

RSUs
The following table summarizes the changes in RSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2022	545	$36.98
Granted	164	43.05
Vested	(141)	36.99
Forfeited	(32)	37.75
Nonvested as of December 31, 2022	535	$38.79
Granted	246	31.44
Assumed	228	*
Vested	(259)	34.71
Forfeited	(39)	35.05
Nonvested as of December 30, 2023	713	$33.99
Granted	191	43.82
Vested	(419)	35.32
Forfeited	(28)	32.58
Nonvested as of December 28, 2024	456	$36.85

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

As of December 28, 2024, there was $2.9 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 0.7 years. The total value of shares vested was as follows:

	2024	2023	2022
Value of shares vested	$14.8	$9.0	$5.2

PSUs
The following table summarizes the changes in PSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2022	309	$37.29
Granted	143	43.67
Forfeited	(24)	39.60
Nonvested as of December 31, 2022	428	$39.29
Granted	200	31.50
Expired	(142)	37.60
Forfeited	(32)	38.38
Nonvested as of December 30, 2023	455	$36.45
Granted	170	42.73
Expired	(49)	36.99
Vested	(90)	36.99
Forfeited	(17)	38.46
Nonvested as of December 28, 2024	469	$38.50

As of December 28, 2024, there was $8.9 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 0.9 years. A portion of PSUs granted in 2021 vested in 2024, with the remaining portion expiring since the Corporation partially achieved the cumulative profitability target over the respective three-year performance period. Nonvested PSUs that expired in 2023 were granted in 2020 and expired with no value due to the cumulative performance of the Corporation over the respective three-year performance period.

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

There were no stock options granted in any periods presented below.

The following table summarizes the changes in outstanding stock options (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2022	2,191	$41.62
Exercised	(64)	33.35
Forfeited or Expired	(8)	42.65
Outstanding as of December 31, 2022	2,119	$41.86
Exercised	(225)	36.06
Forfeited or Expired	(32)	35.75
Outstanding as of December 30, 2023	1,862	$42.67
Exercised	(1,115)	44.31
Outstanding as of December 28, 2024	747	$40.22

There were no nonvested stock options as of December 28, 2024 or December 30, 2023, and no activity related to nonvested options during the current year. Additionally, as of December 28, 2024, there was no unrecognized compensation cost related to stock option awards.

Information about stock options currently exercisable is as follows (shares in thousands, per share amounts in dollars):

	December 28, 2024
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value
Exercisable	747	$40.22	3.5	$8.0

Other information for the last three years is as follows:

	2024	2023	2022
Total fair value of options vested	$—	$4.6	$4.7
Total intrinsic value of options exercised	$7.2	$0.8	$0.5
Cash received from exercise of stock options	$49.4	$8.1	$2.1
Tax benefit realized from exercise of stock options	$1.7	$0.2	$0.1

The increase in stock option exercise activity during the current year was attributed to a higher average market price per share of Corporation common stock in 2024.

Deferred Compensation
The following table details deferred compensation and the affected line item in the Consolidated Balance Sheets where deferred compensation is presented:

	December 28, 2024	December 30, 2023
Current maturities of other long-term obligations	$0.3	$0.3
Other long-term liabilities	3.0	2.1
Total deferred compensation	$3.3	$2.4

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

The following table includes the Corporation’s contributions related to the respective annual period:

	2024	2023	2022
Stock contribution	$3.9	$3.9	$5.1
Cash contribution	27.0	25.9	25.1
Total annual contribution	$30.9	$29.8	$30.1

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

The following table sets forth the activity and reporting location of the benefit obligation and plan assets:

	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$17.5	$17.3
Service cost	0.3	0.4
Interest cost	0.8	0.9
Benefits paid	(1.0)	(1.2)
Actuarial (gain) loss	(1.2)	0.2
Benefit obligation at end of year	$16.6	$17.5
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1.0	1.2
Transferred out	—	—
Benefits paid	(1.0)	(1.2)
Fair value at end of year	$—	$—
Funded Status of Plan	$(16.6)	$(17.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities - "Current maturities of other long-term obligations"	$1.1	$1.1
Non-current liabilities - "Other Long-Term Liabilities"	$15.4	$16.4

Change in Accumulated Other Comprehensive Income (before tax):
Net (gain) loss at beginning of year	$(2.5)	$(2.8)
Actuarial (gain) loss	(1.2)	0.2
Amortization of actuarial gain (loss)	0.1	0.1
Net (gain) loss at end of year	$(3.5)	$(2.5)

Estimated future benefit payments are as follows:

Fiscal 2025	$1.1
Fiscal 2026	$1.1
Fiscal 2027	$1.1
Fiscal 2028	$1.2
Fiscal 2029	$1.2
Fiscal 2030 - 2034	$6.2

Expected contributions are as follows:

Fiscal 2025	$1.1

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2024	2023	2022
Discount rate	5.6%	5.0%	5.2%

Note 14. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. As of December 28, 2024, approximately 88 percent of the value of the Corporation’s leased assets is for real estate. The remaining 12 percent of the value of the Corporation’s leased assets is for equipment.

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

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following:

	Classification	2024	2023	2022
Operating lease costs
Fixed	Cost of sales	$6.3	$5.4	$2.9
	Selling and administrative expenses	25.2	24.3	22.7
Short-term / variable	Cost of sales	1.5	1.4	1.3
	Selling and administrative expenses	1.6	1.7	1.5
Finance lease costs
Amortization	Cost of sales	1.3	1.4	1.2
	Selling and administrative, and interest expense	4.2	3.1	2.5
Less: Sublease income
	Cost of sales	(0.0)	(0.0)	0.0
	Selling and administrative expenses	(1.0)	(0.5)	(0.3)
Total lease costs		$39.0	$37.0	$31.9

Maturity of lease liabilities as of December 28, 2024 is as follows:

	Operating Leases	Finance Leases	Total
2025	$35.1	$6.2	$41.3
2026	31.5	4.0	35.5
2027	24.5	2.7	27.2
2028	16.0	2.0	18.1
2029	14.4	0.9	15.3
Thereafter	55.5	0.0	55.5
Total lease payments	177.0	16.0	193.0
Less: Interest	(39.4)	(1.5)	(40.9)
Present value of lease liabilities	$137.6	$14.5	$152.1

As of December 28, 2024, there were $1.1 million and $0.4 million of legally binding minimum lease payments for operating leases and finance leases, respectively, that were signed but not yet commenced and thus excluded from lease liabilities. Additionally, there were no operating or finance lease options to extend lease terms that were reasonably certain of being exercised as of current fiscal year end.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of December 28, 2024:

	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term (years)
Operating leases	6.3%	6.9
Finance leases	5.5%	3.4

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities:

	2024	2023	2022
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$31.9	$29.7	$22.6
Financing cash flows from finance leases	$4.8	$4.2	$3.3
Leased assets obtained in exchange for new operating / finance lease liabilities	$38.3	$62.3	$39.2

Note 15. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $38 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker’s acceptances to guarantee certain payments to overseas suppliers; as of December 28, 2024, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than three years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $4 million as of December 28, 2024. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes, and other claims. After consultation with legal counsel, the Corporation expects that liabilities, if any, resulting from these matters will not have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period.

Note 16. Reportable Segment Information

Management views the Corporation as two reportable segments based on industries: workplace furnishings and residential building products.

The aggregated workplace furnishings segment designs, manufactures, and markets a broad line of commercial office furniture which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, and hospitality products. The residential building products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

The Corporation's chief operating decision maker ("CODM") is the Chairman, President, and Chief Executive Officer. On a regular basis the CODM receives a reporting package that includes summarized financial results of the Corporation and its underlying operating segments. In evaluating the performance of the segments and making resource allocation decisions across the organization, the CODM is primarily focused on operating income, including analysis of trends, budget-to-actual variances, and performance against historical comparable periods.

Reportable segment data reconciled to the Corporation’s consolidated financial statements was as follows:

	2024	2023	2022
Net Sales:
Workplace furnishings	$1,888.0	$1,740.3	$1,486.2
Residential building products	638.4	693.7	875.6
Total	$2,526.4	$2,434.0	$2,361.8
Cost of Sales:
Workplace furnishings	$1,140.6	$1,091.8	$1,017.7
Residential building products	352.4	393.9	509.2
Total	$1,493.0	$1,485.7	$1,526.9
Selling and Administrative Expenses:
Workplace furnishings	$573.3	$537.3	$459.4
Residential building products	174.0	183.2	207.7
General corporate	73.4	92.6	56.3
Total	$820.7	$813.2	$723.4
Restructuring and Impairment Charges:
Workplace furnishings	$5.1	$42.5	$5.7
Residential building products	1.1	—	—
General corporate	—	2.3	1.0
Total	$6.2	$44.8	$6.7
Operating Income (Loss):
Workplace furnishings	$169.1	$68.6	$3.4
Residential building products	110.8	116.6	158.7
General corporate	(73.4)	(94.9)	(57.3)
Gain on sale of subsidiary	—	—	50.4
Total	206.5	90.3	155.2
Interest Expense, Net	27.2	25.5	8.8
Income Before Income Taxes	$179.3	$64.8	$146.4

Depreciation and Amortization Expense:
Workplace furnishings	$73.5	$59.5	$45.7
Residential building products	14.3	13.7	12.6
General corporate	20.1	21.6	25.9
Total	$107.8	$94.9	$84.2
Capital Expenditures (including capitalized software):
Workplace furnishings	$36.2	$62.7	$40.4
Residential building products	8.2	12.6	16.2
General corporate	8.4	3.7	11.7
Total	$52.9	$79.1	$68.4
Identifiable Assets:
Workplace furnishings	$1,282.6	$1,311.4	$761.5
Residential building products	465.8	467.1	493.0
General corporate	126.7	150.3	160.0
Total	$1,875.1	$1,928.8	$1,414.5

Note 17. Restructuring and Impairment

Restructuring and impairment activity in the current year relates to continued manufacturing optimization initiatives in workplace furnishings, including the ramp-up of the larger facility in Mexico and production relocation at certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Furthermore, current year cash restructuring costs were incurred for employee benefits in connection with facility closures and management transition in workplace furnishings and reorganization actions in residential building products.

Restructuring recorded in cost of sales in workplace furnishings in 2023 and 2022 included initial set-up and asset relocation expenses related to the establishment of manufacturing operations in Mexico and non-cash inventory valuation adjustments from the closure of a small eCommerce brand. Other restructuring costs incurred in workplace furnishings in prior-year periods are mainly comprised of cash exit costs in 2023 in connection with the divestiture of Poppin, and non-cash long-lived asset valuation charges in 2023 and 2022 in connection with office closures. Goodwill and intangible asset impairments were incurred at small workplace furnishings brands in 2023, while the corporate charges in the prior years presented primarily consist of impairments of equity investments in private entities.

Restructuring and impairment charges were as follows:

	Classification	2024	2023	2022
Workplace Furnishings
Inventory valuation	Cost of sales	$—	$(0.3)	$8.1
Facility set-up and consolidation costs	Cost of sales	5.0	1.2	0.7

Long-lived asset charges	Restructuring and impairment charges	—	2.3	5.2
Exit costs	Restructuring and impairment charges	5.1	9.2	0.5
Goodwill and intangible asset impairment	Restructuring and impairment charges	—	31.0	—

Residential Building Products
Reorganization costs	Restructuring and impairment charges	1.1	—	—

General Corporate
Exit costs	Restructuring and impairment charges	—	0.8	—
Investment impairment	Restructuring and impairment charges	—	1.5	1.0
Total		$11.2	$45.7	$15.5

As of December 28, 2024 and December 30, 2023, accrued restructuring expenses of $3.3 million and $1.8 million, respectively, were included in "Accounts payable and accrued expense" in the Consolidated Balance Sheets. Cash payments related to these charges in 2024 and 2023 totaled $6.0 million and $9.8 million, respectively, while payments made in 2022 were not significant. Future costs connected to current initiatives are estimated to be $2.2 million.

Note 18. Supplier Finance Programs

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

In the table below, new invoices confirmed represent the invoices which have been confirmed by the Corporation to the financial institutions as valid for payment under the SCF programs, while confirmed invoices paid represent payments made to the financial institutions by the Corporation based on the original invoice terms. The balance at the end of the period represents invoices which have been confirmed as valid to the financial institutions under the terms of the SCF programs, but in which the Corporation has not yet made payment. The SCF programs payment obligations due by the Corporation to the financial institutions is recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The Corporation’s payments to the financial institutions to settle obligations related to suppliers that elected to participate in the SCF programs are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

	2024	2023
Balance at beginning of period	$28.4	$27.4
Impact of business combination	—	0.9
New invoices confirmed during the period	200.3	131.0
Confirmed invoices paid during the period	(197.5)	(130.9)
Balance at end of period	$31.2	$28.4