Form 10-Q
period 2025-03-29
HNI CORP
filed 2025-05-07
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 29, 2025

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		March 29, 2025		46,552,671

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024

Net sales	$599.8	$588.0
Cost of sales	361.4	355.1
Gross profit	238.4	232.8
Selling and administrative expenses	207.6	203.1
Restructuring and impairment charges	6.4	0.1
Operating income	24.4	29.7
Interest expense, net	5.5	7.6
Income before income taxes	18.9	22.0
Income taxes	5.0	4.3
Net income	13.9	17.7
Less: Net income (loss) attributable to non-controlling interest	(0.0)	0.0
Net income attributable to HNI Corporation	$13.9	$17.7

Average number of common shares outstanding – basic	47.0	47.1
Net income attributable to HNI Corporation per common share – basic	$0.30	$0.38
Average number of common shares outstanding – diluted	48.0	48.1
Net income attributable to HNI Corporation per common share – diluted	$0.29	$0.37

Foreign currency translation adjustments	$(0.1)	$0.0
Change in unrealized gains (losses) on marketable securities, net of tax	0.1	(0.0)
Change in derivative financial instruments, net of tax	(0.6)	1.4
Other comprehensive income (loss), net of tax	(0.5)	1.4
Comprehensive income	13.4	19.0
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.0)	0.0
Comprehensive income attributable to HNI Corporation	$13.4	$19.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	March 29, 2025	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$21.1	$22.5
Short-term investments	6.4	6.4
Receivables	236.4	248.4
Allowance for doubtful accounts	(1.9)	(2.0)
Inventories, net	205.0	194.3
Prepaid expenses and other current assets	48.7	50.0
Assets held for sale	13.6	4.9
Total Current Assets	529.3	524.5

Property, Plant, and Equipment:
Land and land improvements	56.9	58.5
Buildings	407.9	407.9
Machinery and equipment	666.4	685.9
Construction in progress	26.5	25.9
	1,157.7	1,178.2
Less accumulated depreciation	(638.7)	(648.6)
Net Property, Plant, and Equipment	519.0	529.6

Right-of-use - Finance Leases	14.0	14.3

Right-of-use - Operating Leases	116.5	121.8

Goodwill and Other Intangible Assets, net	617.5	624.3

Other Assets	61.9	60.7

Total Assets	$1,858.1	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	March 29, 2025	December 28, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$348.8	$391.2
Current maturities of debt	50.0	50.3
Current maturities of other long-term obligations	2.9	2.3
Current lease obligations - Finance	5.4	5.6
Current lease obligations - Operating	29.1	28.1
Liabilities held for sale	7.6	—
Total Current Liabilities	443.7	477.5

Long-Term Debt	354.7	294.3

Long-Term Lease Obligations - Finance	8.8	8.9

Long-Term Lease Obligations - Operating	103.5	109.6

Other Long-Term Liabilities	74.1	72.9

Deferred Income Taxes	69.5	71.6

Total Liabilities	1,054.2	1,034.7

Equity:
HNI Corporation shareholders’ equity	803.6	840.1
Non-controlling interest	0.3	0.3
Total Equity	803.9	840.4

Total Liabilities and Equity	$1,858.1	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - March 29, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	13.9	—	(0.0)	13.9
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.33 per share	—	—	(15.5)	—	—	(15.5)
Common shares – treasury:
Shares purchased	(0.9)	(40.3)	—	—	—	(41.2)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.3	6.8	—	—	—	7.1
Balance, March 29, 2025	$46.6	$168.1	$597.7	$(8.8)	$0.3	$803.9

	Three Months Ended - March 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	17.7	—	0.0	17.7
Other comprehensive income (loss), net of tax	—	—	—	1.4	—	1.4
Dividends payable	—	—	(0.8)	—	—	(0.8)
Cash dividends; $0.32 per share	—	—	(15.1)	—	—	(15.1)
Common shares – treasury:
Shares purchased	(0.1)	(2.5)	—	—	—	(2.5)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	8.9	—	—	—	9.4
Balance, March 30, 2024	$47.3	$208.1	$525.4	$(9.3)	$0.3	$771.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Cash Flows From (To) Operating Activities:
Net income	$13.9	$17.7
Non-cash items included in net income:
Depreciation and amortization	25.5	26.4
Other post-retirement and post-employment benefits	0.3	0.3
Stock-based compensation	6.8	7.7
Deferred income taxes	(2.0)	(2.1)
Asset impairment charges	5.9	—
Other – net	0.3	0.6
Net decrease in cash from operating assets and liabilities	(38.0)	(47.6)
Decrease in other liabilities	(0.1)	(7.2)
Net cash flows from (to) operating activities	12.6	(4.3)

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(15.7)	(10.7)
Capitalized software	(0.6)	(0.5)
Purchase of investments	(0.1)	(0.6)
Sales or maturities of investments	0.7	1.2
Proceeds from sale of property, plant, and equipment	3.5	0.1
Net cash flows from (to) investing activities	(12.2)	(10.6)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(68.2)	(81.5)
Proceeds from debt	129.1	118.6
Dividends paid	(16.2)	(16.6)
Purchase of HNI Corporation common stock	(40.4)	(2.6)
Proceeds from sales of HNI Corporation common stock	0.8	0.6
Other – net	(6.2)	(5.6)
Net cash flows from (to) financing activities	(1.1)	12.9

Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(0.8)	(2.0)
Less: net increase in cash classified within current assets held for sale	0.6	—
Net decrease in cash and cash equivalents	(1.4)	(2.0)
Cash and cash equivalents at beginning of period	22.5	28.9
Cash and cash equivalents at end of period	$21.1	$27.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 28, 2024 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 29, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 3, 2026 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Systems, storage, and tables	$275.2	$279.5
Seating	133.5	126.0
Other(1)	32.3	34.2
Total workplace furnishings	441.1	439.8

Residential building products	158.7	148.2
Net sales	$599.8	$588.0

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

Contract assets and contract liabilities were as follows:

	March 29, 2025	December 28, 2024
Trade receivables (1)	$236.4	$248.4
Contract assets (current) (2)	$2.8	$3.2
Contract assets (long-term) (3)	$27.2	$26.2
Contract liabilities - Customer deposits (4)	$34.0	$42.1
Contract liabilities - Accrued rebate and marketing programs (4)	$22.0	$25.4

Balances as of March 29, 2025 in the table above exclude amounts classified as held for sale, see "Note 3. Held for Sale" for further information. The decrease in customer deposits compared to the prior year end was driven by project fulfillment timing in the hospitality customer channel.

The index below indicates the line item in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $42.1 million as of December 28, 2024, of which $30.4 million was recognized as revenue in the three-month period ended March 29, 2025.

Note 3.  Held for Sale

In April 2025, subsequent to the end of the first quarter, the Corporation closed on the sale of its HNI India business, which is a component of the workplace furnishings segment. Pending final adjustments, the Corporation received approximately $10 million of cash proceeds related to the sale. Based on an evaluation of the events leading up to the sale of this business, the Corporation determined that HNI India's assets and liabilities met the criteria for held-for-sale presentation, as established in ASC 360, Property, Plant and Equipment, as of March 29, 2025.

The following table summarizes the HNI India's assets and liabilities held for sale in the workplace furnishings segment in the Condensed Consolidated Balance Sheets, by major class.

As of March 29, 2025
Assets:
Cash	$0.6
Receivables	9.5
Inventories	2.7
Prepaid expenses and other current assets	0.2
Property, plant & equipment	4.1
Right-of-use operating leases	0.4
Valuation allowance to adjust assets to estimated fair value, less costs of sale	$(6.0)
Total Assets held for sale	$11.5

Liabilities:
Accounts payable and accrued expenses	$6.2
Current maturities of debt	0.9
Lease obligations - operating	0.4
Total Liabilities held for sale	$7.6

As of March 29, 2025 the Corporation determined that the fair value of the HNI India business, including costs to sell, was lower than its carrying value and recorded an approximately $6 million valuation allowance against assets held for sale. The non-cash valuation allowance was recorded as an impairment in the "Restructuring and impairment charges" line in the Condensed Consolidated Statements of Income.

In addition to the HNI India assets and liabilities, the assets held for sale as of March 29, 2025 and December 28, 2024 included $2.0 million and $4.9 million respectively related to manufacturing facilities marketed for sale.

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

	March 29, 2025	December 28, 2024

Finished products, net	$124.0	$122.4
Materials and work in process, net	128.6	119.5
LIFO allowance	(47.5)	(47.5)
Total inventories, net	$205.0	$194.3

Inventory valued by the LIFO costing method	95%	91%

Balances as of March 29, 2025 in the table above exclude amounts classified as held for sale. See "Note 3. Held for Sale" for further information.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $11.4 million and $12.1 million as of March 29, 2025 and December 28, 2024, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2025	December 28, 2024
Goodwill, net	$442.1	$442.1
Definite-lived intangible assets, net	126.3	133.1
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$617.5	$624.3

Goodwill
The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2024
Goodwill	$298.3	$222.4	$520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 28, 2024	219.8	222.3	442.1

Goodwill derecognized	(13.9)	—	(13.9)
Accumulated impairment losses derecognized	13.9	—	13.9

Balance as of March 29, 2025
Goodwill	284.4	222.4	506.8
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of March 29, 2025	$219.8	$222.3	$442.1

Goodwill and accumulated impairment losses derecognized in the current year relate to the held-for-sale classification of the HNI India business as of March 29, 2025. See "Note 3. Held for Sale" for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	March 29, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$188.8	$154.9	$33.9	$189.3	$151.3	$38.0
Trademarks and trade names	17.9	8.6	9.2	17.9	8.3	9.5
Customer lists and other	139.7	56.6	83.2	139.7	54.3	85.5
Net definite-lived intangible assets	$346.4	$220.1	$126.3	$346.9	$213.9	$133.1

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Capitalized software	$4.7	$5.2
Other definite-lived intangibles	$2.6	$2.6

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

	2025	2026	2027	2028	2029
Amortization expense	$28.4	$23.5	$17.3	$9.0	$8.9

Indefinite-lived intangible assets
The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	March 29, 2025	December 28, 2024
Trademarks and trade names	$49.1	$49.1

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

Activity associated with warranty obligations was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of period	$17.5	$18.0
Accruals for warranties issued	3.3	3.5
Settlements and other	(3.5)	(3.1)
Accruals reclassified to held for sale	(0.4)	—
Balance at end of period	$16.9	$18.4

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	March 29, 2025	December 28, 2024
Current - in the next twelve months	$6.1	$6.6
Long-term - beyond one year	10.9	10.9
Total	$16.9	$17.5
Balances as of March 29, 2025 in the table above exclude amounts classified as held for sale. See "Note 3. Held for Sale" for further information.

Note 7.  Debt

Debt is as follows:

	March 29, 2025	December 28, 2024
Revolving credit facility with interest at a variable rate (March 29, 2025 - 5.5%; December 28, 2024 - 6.4%)	$106.0	$45.7
Term loan with interest at a variable rate (March 29, 2025 - 5.7%; December 28, 2024 - 5.9%)	200.0	200.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	50.0	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	—	0.3
Deferred debt issuance costs	(1.3)	(1.4)
Total debt	404.7	344.6
Less: Current maturities of debt	50.0	50.3
Long-term debt	$354.7	$294.3

Balances as of March 29, 2025 in the table above exclude amounts classified as held for sale. See "Note 3. Held for Sale" for further information.

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at March 29, 2025 was $306 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $99 million at March 29, 2025.

As of March 29, 2025, the Corporation’s revolving credit facility borrowings were drawn under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023, with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.4 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of March 29, 2025, $106 million of borrowings were outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $106 million outstanding as of March 29, 2025, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of March 29, 2025, the Corporation had $200 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. In May 2024 and September 2024, the Corporation separately executed an aggregated $100 million of voluntary early repayments of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayments. The term loan is subject to principal amortization which began on June 30, 2024. As a result of the early repayments executed by the Corporation, all of the principal amortization requirements have been satisfied and no additional principal payments are required until maturity in March 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of March 29, 2025, the deferred debt issuance costs balance of $1.2 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

As of March 29, 2025, the Corporation also had $100 million principal amount of borrowings outstanding under private placement note agreements entered into on May 31, 2018. Under the agreements, the Corporation issued $50 million of seven-year fixed-rate notes with an interest rate of 4.2 percent, due May 31, 2025, and $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amounts due on May 31, 2025 are classified as "Current maturities of debt" and the principal amounts due May 31, 2028 are classified as "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreements, which are classified as reductions of current maturities of debt and long-term debt based on note maturity, and is amortizing them over the terms of the private placement note agreements. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreements. As of March 29, 2025, the remaining deferred debt issuance costs related to the private placement note agreements were not material, with the current portion reflected in "Current maturities of debt" and the long term portion reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of March 29, 2025, due to current market rates, the Corporation would not owe any amounts to the note holders on early payment under a make-whole provision.

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event that all $100 million principal amount of the private placement notes are repaid by the Corporation, certain fall-away provisions in the revolving credit facility and term loan credit facility will allow for modification of the covenant measures whereby the Corporation would have increased financial flexibility. In such an event, the definitions of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to become less restrictive, while the interest coverage ratio would no longer be an included measure.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of March 29, 2025, the Corporation was in compliance with the financial covenants.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended
	March 29, 2025	March 30, 2024
Income before income taxes	$18.9	$22.0
Income taxes	$5.0	$4.3
Effective tax rate	26.3%	19.6%

The Corporation’s effective tax rate was higher in the three months ended March 29, 2025, compared to the same period last year due primarily to the current-quarter impairment charge recorded at HNI India that was not deductible for income tax purposes. See "Note 3. Held for Sale" for more information.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of March 29, 2025
Cash and cash equivalents (including money market funds) (1)	$21.1	$21.1	$—	$—
Mutual funds (2)	$10.6	$10.6	$—	$—
Government securities (2)	$6.2	$—	$6.2	$—
Corporate bonds (2)	$7.9	$—	$7.9	$—
Interest rate swap derivative - liability (3)	$(2.2)	$—	$(2.2)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)

Balance as of December 28, 2024
Cash and cash equivalents (including money market funds) (1)	$22.5	$22.5	$—	$—
Mutual funds (2)	$11.6	$11.6	$—	$—
Government securities (2)	$6.1	$—	$6.1	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(1.5)	$—	$(1.5)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)
Amounts in parentheses indicate liabilities.

Balances as of March 29, 2025 in the table above exclude amounts classified as held for sale. See "Note 3. Held for Sale" for further information.

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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	(0.1)	0.2	—	(0.8)	(0.8)
Tax (expense) or benefit	—	(0.0)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.1	0.1
Balance as of March 29, 2025	$(7.0)	$(0.0)	$(0.1)	$(1.7)	$(8.8)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	0.0	(0.1)	—	2.0	1.9
Tax (expense) or benefit	—	0.0	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.1)	(0.1)
Balance as of March 30, 2024	$(6.5)	$(0.3)	$(1.2)	$(1.3)	$(9.3)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of March 29, 2025, the fair value of the Corporation’s interest rate swap liability was $2.2 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $(1.7) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	March 29, 2025	March 30, 2024
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.1)	$0.2
	Income taxes	0.0	(0.0)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	—	(0.0)
	Income taxes	—	0.0
	Net of tax	$(0.1)	$0.1
Amounts in parentheses indicate reductions to profit.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Dividends per common share	$0.33	$0.32

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Three Months Ended
	March 29, 2025	March 30, 2024
Shares repurchased	0.9	0.1
Average price per share	$46.58	$42.32

Cash purchase price	$(41.2)	$(2.5)
Purchases unsettled as of quarter end	1.0	0.0
Prior year purchases settled in current year	(0.2)	(0.1)
Shares repurchased per cash flow	$(40.4)	$(2.6)

As of March 29, 2025, $126.4 million of the Corporation’s stock repurchase authorization by the Board of Directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$13.9	$17.7
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.0	47.1
Potentially dilutive shares from stock-based compensation plans	1.0	1.0
Denominator for diluted EPS	48.0	48.1
Earnings per share – basic	$0.30	$0.38
Earnings per share – diluted	$0.29	$0.37

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended
	March 29, 2025	March 30, 2024
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.0	0.8

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

The following table summarizes expense associated with these plans:

	Three Months Ended
	March 29, 2025	March 30, 2024
Compensation cost	$6.8	$7.7

The units granted by the Corporation had fair values as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Restricted stock units	$7.1	$7.3
Performance stock units	$7.1	$7.2

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of March 29, 2025:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$4.5	0.9
Non-vested performance stock units	$12.3	1.1

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $29 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of March 29, 2025, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees range from two years to five years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of March 29, 2025. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales:
Workplace furnishings	$441.1	$439.8
Residential building products	158.7	148.2
Total	$599.8	$588.0
Cost of Sales:
Workplace furnishings	$273.3	$272.8
Residential building products	88.1	82.3
Total	$361.4	$355.1
Selling and Administrative Expenses:
Workplace furnishings	$143.4	$140.6
Residential building products	45.7	44.5
General corporate	18.6	18.0
Total	$207.6	$203.1
Restructuring and Impairment Charges:
Workplace furnishings	$6.4	$0.1
Total	$6.4	$0.1
Operating Income (Loss):
Workplace furnishings	$18.0	$26.3
Residential building products	25.0	21.4
General corporate	(18.6)	(18.0)
Total	$24.4	$29.7
Interest Expense, Net	5.5	7.6
Income Before Income Taxes	$18.9	$22.0

Depreciation and Amortization Expense:
Workplace furnishings	$17.1	$17.8
Residential building products	3.6	3.5
General corporate	4.9	5.1
Total	$25.5	$26.4
Capital Expenditures (including capitalized software):
Workplace furnishings	$11.0	$6.2
Residential building products	3.2	2.5
General corporate	2.0	2.5
Total	$16.3	$11.2
	As of March 29, 2025	As of December 28, 2024
Identifiable Assets:
Workplace furnishings	$1,278.7	$1,282.6
Residential building products	458.7	465.8
General corporate	120.6	126.7
Total	$1,858.1	$1,875.1

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

	March 29, 2025	December 28, 2024
Supplier finance programs obligations	$28.7	$31.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission (the "2024 Form 10-K"). All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information about forward-looking statements.

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

The Corporation has two reportable segments: workplace furnishings and residential building products. In the current period, the Corporation maintained focus on its strategic priorities. In workplace furnishings, the strategic focus remains margin expansion. The ongoing integration of the Kimball International business and related synergies, expanded utilization of its manufacturing facility in Mexico, and the previously announced factory optimization initiative are enabling the segment's profit transformation plan. The residential building products business remains focused on driving revenue growth over the long term. Currently, the business is navigating cyclical housing market softness and inconsistent demand trends resulting from interest rate volatility, ongoing inflation, and affordability issues. In addition, macroeconomic volatility driven by evolving government tariff policies has introduced a heightened level of uncertainty in the Corporation's markets. In spite of these headwinds, both segments achieved first quarter year-over-year net sales growth, remained solidly profitable, and increased investments in capabilities to support long-term growth.

Consolidated net sales for the first quarter of 2025 were $599.8 million, an increase of 2.0 percent compared to net sales of $588.0 million in the prior-year quarter, primarily driven by improved volume in the residential building products segment.

Net income attributable to the Corporation in the first quarter of 2025 was $13.9 million compared to net income of $17.7 million in the first quarter of 2024. The current quarter included pretax costs of $7.9 million for impairment and restructuring charges, inclusive of restructuring activity recorded to cost to sales. Most of this amount was attributed to an impairment of the net assets of HNI India in connection with the determination to classify the business as held for sale. See "Note 3. Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further information. Excluding restructuring and impairment charges, net income increased in the current quarter driven by improved net productivity, higher sales volume in residential building products, and reduced interest expense, partially offset by unfavorable price-cost.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
Net sales	$599.8	$588.0	2.0%
Cost of sales	361.4	355.1	1.8%
Gross profit	238.4	232.8	2.4%
Selling and administrative expenses	207.6	203.1	2.2%
Restructuring and impairment charges	6.4	0.1	NM
Operating income	24.4	29.7	(17.7)%
Interest expense, net	5.5	7.6	(27.7)%
Income before income taxes	18.9	22.0	(14.2)%
Income taxes	5.0	4.3	15.0%
Net income (loss) attributable to non-controlling interest	(0.0)	0.0	NM
Net income attributable to HNI Corporation	$13.9	$17.7	(21.3)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	39.7	39.6	10	bps
Selling and administrative expenses	34.6	34.5	10	bps
Restructuring and impairment charges	1.1	0.0	110	bps
Operating income	4.1	5.0	-90	bps
Income taxes	0.8	0.7	10	bps
Net income attributable to HNI Corporation	2.3	3.0	-70	bps

Net Sales

Consolidated net sales for the first quarter of 2025 increased 2.0 percent compared to the same quarter last year. The change was primarily driven by higher volume in the residential building products segment.

Gross Profit

Gross profit as a percentage of net sales increased 10 basis points in the first quarter of 2025 compared to the same quarter last year, driven by improved net productivity, partially offset by unfavorable price-cost and higher restructuring costs recorded to cost of sales as a result of previously announced factory consolidation initiatives in workplace furnishings.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 10 basis points in the first quarter of 2025 compared to the same quarter last year. The increase was driven by wage inflation and investments, partially offset by higher residential building products sales volume.

Restructuring and Impairment Charges

In the first quarter of 2025, the Corporation recorded charges of $6.4 million primarily due to an impairment charge to write down the carrying value of the net assets of the HNI India business in connection with the held-for-sale determination reached as of the end of the quarter.

Operating Income

In the first quarter of 2025, operating margin decreased 90 basis points compared to the same quarter last year. Excluding restructuring and impairment charges, operating margin increased year-over-year, driven by improved net productivity and higher sales volume in residential building products, partially offset by unfavorable price-cost.

Interest Expense, Net

Interest expense, net for the first quarter of 2025 was $5.5 million, compared to $7.6 million in the same quarter last year, driven by lower average outstanding borrowings and interest rates relative to the Corporation's variable-rate debt. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

The Corporation’s income tax provision for the first quarter of 2025 was $5.0 million of expense on income before taxes of $18.9 million, or an effective tax rate of 26.3 percent. For the first quarter of 2024, the Corporation’s income tax provision was $4.3 million of expense on income before taxes of $22.0 million, or an effective tax rate of 19.6 percent. The variation in the effective tax rates was primarily due to the current-quarter impairment charge recorded at HNI India that was not deductible for income tax purposes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $13.9 million, or $0.29 per diluted share, in the first quarter of 2025, compared to net income of $17.7 million, or $0.37 per diluted share, in the first quarter of 2024.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
Net sales	$441.1	$439.8	0.3%
Operating income	$18.0	$26.3	(31.4)%
Operating income %	4.1%	6.0%	-190	bps

First quarter 2025 net sales for the workplace furnishings segment increased 0.3 percent compared to the same quarter last year. The increase was driven by higher volume in the contract and hospitality customer channels, partially offset by lower volume in the small-to-mid-size customer channel and higher discounting due to customer mix.

Operating income as a percentage of net sales in the first quarter of 2025 declined 190 basis points compared to the same period in 2024. The decrease was driven by the HNI India impairment, higher restructuring costs in connection with previously announced factory consolidation initiatives, and unfavorable price-cost. These factors were partially offset by improved net productivity.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
Net sales	$158.7	$148.2	7.1%
Operating income	$25.0	$21.4	16.9%
Operating income %	15.7%	14.4%	130	bps

First quarter 2025 net sales for the residential building products segment increased 7.1 percent compared to the same quarter last year, with remodel-retrofit sales increasing at a higher rate than new construction.

Operating income as a percentage of net sales increased 130 basis points in the first quarter of 2025 compared to the same quarter last year, driven by higher sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy other cash requirements, including repayment of the $50 million principal amount of notes maturing on May 31, 2025, for at least the next twelve months. As of March 29, 2025, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $106 million of borrowings currently outstanding as of that date, and maintain compliance with applicable financial covenants.

Cash Flow – Operating Activities
Operating cash flows were a source of $12.6 million for the first three months of 2025 compared to a use of $4.3 million for the first three months of 2024. The increase was driven by lower working capital usage in the current quarter.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first three months of 2025 were $16.3 million compared to $11.2 million in the same period last year. The current-year expenditures are primarily focused on machinery, equipment, and tooling required to support new products, continuous improvements, and cost savings initiatives in manufacturing processes. Additionally, in support of the Corporation’s long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2025, capital expenditures are expected to be approximately $75 to $85 million.

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

As discussed in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation also has borrowings outstanding under a term loan agreement and private placement note agreements. There were no principal payments or borrowings related to these agreements in the three months ended March 29, 2025 and March 30, 2024, respectively.

Dividend - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Dividends per common share	$0.33	$0.32

During the first quarter of 2025, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.33 per share on February 11, 2025. The dividend was paid on March 5, 2025, to shareholders of record as of February 24, 2025.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the three months ended March 29, 2025, the Corporation spent $40.4 million to repurchase 0.9 million shares of its common stock. As of March 29, 2025, $126.4 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2024 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first three months of 2025.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the 2024 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ( the "FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. Additionally, the ASU requires disclosure of pretax income (or loss) and income tax (or benefit) disaggregated by domestic and foreign operations. Finally, the ASU removes the requirement of certain disclosures related to unrecognized tax benefits. The ASU becomes effective for the Corporation beginning with its annual period ending December 2025. The ASU will not impact the financial condition, results of operations, or cash flows of the Corporation. The Corporation is currently evaluating the impact of this guidance on the notes to the consolidated financial statements, and expects additional disclosures will be required on adoption.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the 2024 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy, including with respect to tariff levels; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described in the Corporation’s annual reports on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission and in the Corporation's subsequent quarterly and periodic reports filed on Forms 10-Q and 8-K, as well as other risks the Corporation may consider not material or are not known at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the 2024 Form 10-K, are not exclusive and further information concerning the Corporation, including risks and uncertainties that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2025, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2024 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to

Exchange Act Rules 13a – 15 and 15d – 15. As of March 29, 2025, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, consideration should be given to the risks discussed in the "Risk Factors" section of the 2024 Form 10-K, which could materially affect the Corporation's business, financial condition, and results of operations. Additional risks and uncertainties not currently known or that are currently deemed immaterial by management also may adversely affect the Corporation's business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of March 29, 2025, $126.4 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the first quarter of fiscal 2025:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
12/29/24 - 01/25/25	161.0	$48.91	161.0	$159.7
01/26/25 - 02/22/25	228.0	$48.96	228.0	$148.5
02/23/25 - 03/29/25	495.1	$44.72	495.1	$126.4
Total	884.1		884.1

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 29, 2025:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Miguel M. Calado, Lead Director	Adopt	March 4, 2025	x		3,743	August 22, 2025
Jason D. Hagedorn, President, Allsteel LLC	Adopt	March 14, 2025	x		3,996	February 18, 2026

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1
Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+    Filed with this report.
++    Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNI Corporation

Date: May 7, 2025	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer