Form 10-Q
period 2025-06-28
HNI CORP
filed 2025-07-29
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 28, 2025

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		June 28, 2025		45,804,236

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net sales	$667.1	$623.7	$1,266.8	$1,211.7
Cost of sales	380.9	362.4	742.3	717.5
Gross profit	286.2	261.3	524.6	494.2
Selling and administrative expenses	215.5	205.9	423.1	409.0
Restructuring, impairment, and loss on divestiture	2.5	2.0	8.9	2.1
Operating income	68.2	53.4	92.6	83.1
Interest expense, net	6.1	7.4	11.7	15.1
Income before income taxes	62.0	46.0	80.9	68.0
Income taxes	13.8	10.0	18.8	14.3
Net income	48.3	36.0	62.2	53.7
Less: Net income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0	0.0
Net income attributable to HNI Corporation	$48.2	$36.0	$62.2	$53.7

Average number of common shares outstanding – basic	46.2	47.2	46.6	47.1
Net income attributable to HNI Corporation per common share – basic	$1.04	$0.76	$1.33	$1.14
Average number of common shares outstanding – diluted	47.1	48.2	47.6	48.2
Net income attributable to HNI Corporation per common share – diluted	$1.02	$0.75	$1.31	$1.11

Foreign currency translation adjustments	$6.4	$(0.1)	$6.3	$(0.1)
Change in unrealized gains (losses) on marketable securities, net of tax	0.1	0.0	0.2	(0.0)
Change in pension and post-retirement liability, net of tax	2.0	—	2.0	—
Change in derivative financial instruments, net of tax	(0.1)	0.3	(0.6)	1.7
Other comprehensive income (loss), net of tax	8.4	0.3	7.9	1.7
Comprehensive income	56.7	36.3	70.0	55.4
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	(0.0)	0.0	0.0
Comprehensive income attributable to HNI Corporation	$56.6	$36.3	$70.0	$55.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	June 28, 2025	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$32.0	$22.5
Short-term investments	6.2	6.4
Receivables	292.4	248.4
Allowance for doubtful accounts	(1.7)	(2.0)
Inventories, net	216.5	194.3
Prepaid expenses and other current assets	52.3	54.9
Total Current Assets	597.6	524.5

Property, Plant, and Equipment:
Land and land improvements	56.9	58.5
Buildings	411.8	407.9
Machinery and equipment	664.1	685.9
Construction in progress	29.9	25.9
	1,162.7	1,178.2
Less accumulated depreciation	(647.6)	(648.6)
Net Property, Plant, and Equipment	515.0	529.6

Right-of-use - Finance Leases	12.7	14.3

Right-of-use - Operating Leases	114.2	121.8

Goodwill and Other Intangible Assets, net	610.6	624.3

Other Assets	61.9	60.7

Total Assets	$1,912.0	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	June 28, 2025	December 28, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$370.8	$391.2
Current maturities of debt	—	50.3
Current maturities of other long-term obligations	3.1	2.3
Current lease obligations - Finance	4.9	5.6
Current lease obligations - Operating	31.8	28.1
Total Current Liabilities	410.7	477.5

Long-Term Debt	444.4	294.3

Long-Term Lease Obligations - Finance	8.0	8.9

Long-Term Lease Obligations - Operating	98.5	109.6

Other Long-Term Liabilities	74.6	72.9

Deferred Income Taxes	64.8	71.6

Total Liabilities	1,101.0	1,034.7

Equity:
HNI Corporation shareholders’ equity	811.0	840.1
Non-controlling interest	—	0.3
Total Equity	811.0	840.4

Total Liabilities and Equity	$1,912.0	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 29, 2025	$46.6	$168.1	$597.7	$(8.8)	$0.3	$803.9
Comprehensive income:
Net income	—	—	48.2	—	0.0	48.3
Other comprehensive income (loss), net of tax	—	—	—	8.4	—	8.4
Change in ownership for non-controlling interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.34 per share	—	—	(15.7)	—	—	(15.7)
Common shares – treasury:
Shares purchased	(0.9)	(37.9)	—	—	—	(38.7)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	5.4	—	—	—	5.5
Balance, June 28, 2025	$45.8	$135.6	$630.0	$(0.4)	$—	$811.0

	Six Months Ended - June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	62.2	—	0.0	62.2
Other comprehensive income (loss), net of tax	—	—	—	7.9	—	7.9
Change in ownership for non-controlling interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(0.6)	—	—	(0.6)
Cash dividends; $0.67 per share	—	—	(31.2)	—	—	(31.2)
Common shares – treasury:
Shares purchased	(1.7)	(78.2)	—	—	—	(79.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.4	12.2	—	—	—	12.6
Balance, June 28, 2025	$45.8	$135.6	$630.0	$(0.4)	$—	$811.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 30, 2024	$47.3	$208.1	$525.4	$(9.3)	$0.3	$771.8
Comprehensive income:
Net income	—	—	36.0	—	(0.0)	36.0
Other comprehensive income (loss), net of tax	—	—	—	0.3	—	0.3
Dividends payable	—	—	(0.2)	—	—	(0.2)
Cash dividends; $0.33 per share	—	—	(15.6)	—	—	(15.6)
Common shares – treasury:
Shares purchased	(0.3)	(10.8)	—	—	—	(11.0)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	6.7	—	—	—	6.8
Balance, June 29, 2024	$47.1	$204.0	$545.7	$(9.0)	$0.3	$788.1

	Six Months Ended - June 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income	—	—	53.7	—	0.0	53.7
Other comprehensive income (loss), net of tax	—	—	—	1.7	—	1.7
Dividends payable	—	—	(0.9)	—	—	(0.9)
Cash dividends; $0.65 per share	—	—	(30.7)	—	—	(30.7)
Common shares – treasury:
Shares purchased	(0.3)	(13.2)	—	—	—	(13.6)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.6	15.6	—	—	—	16.2
Balance, June 29, 2024	$47.1	$204.0	$545.7	$(9.0)	$0.3	$788.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Net Cash Flows From (To) Operating Activities:
Net income	$62.2	$53.7
Non-cash items included in net income:
Depreciation and amortization	50.5	52.8
Other post-retirement and post-employment benefits	0.5	0.5
Stock-based compensation	10.1	11.7
Deferred income taxes	(7.3)	(7.6)
Loss on sale of subsidiary	6.4	—
Other – net	2.8	2.3
Net decrease in cash from operating assets and liabilities	(83.1)	(61.2)
Increase (decrease) in other liabilities	1.6	(5.1)
Net cash flows from (to) operating activities	43.7	47.0

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(30.3)	(27.3)
Capitalized software	(0.9)	(1.4)
Purchase of investments	(1.5)	(1.9)
Sales or maturities of investments	2.3	3.4
Net proceeds from sale of subsidiary	8.5	—
Proceeds from sale of property, plant, and equipment	3.5	0.2
Net cash flows from (to) investing activities	(18.4)	(26.9)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(193.0)	(202.4)
Proceeds from debt	293.0	228.6
Dividends paid	(31.9)	(32.1)
Purchase of HNI Corporation common stock	(79.8)	(13.4)
Proceeds from sales of HNI Corporation common stock	1.8	1.2
Other – net	(6.1)	(2.7)
Net cash flows from (to) financing activities	(15.8)	(20.8)

Net increase (decrease) in cash and cash equivalents	9.5	(0.7)
Cash and cash equivalents at beginning of period	22.5	28.9
Cash and cash equivalents at end of period	$32.0	$28.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 28, 2024 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-month period ended June 28, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 3, 2026 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Systems, storage, and tables	$322.0	$290.7	$597.2	$570.3
Seating	149.7	145.4	283.3	271.4
Other(1)	44.2	44.0	76.5	78.3
Total workplace furnishings	516.0	480.2	957.0	920.0

Residential building products	151.1	143.5	309.8	291.7
Net sales	$667.1	$623.7	$1,266.8	$1,211.7

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

Contract assets and contract liabilities were as follows:

	June 28, 2025	December 28, 2024
Trade receivables (1)	$292.4	$248.4
Contract assets (current) (2)	$2.9	$3.2
Contract assets (long-term) (3)	$27.1	$26.2
Contract liabilities - Customer deposits (4)	$32.4	$42.1
Contract liabilities - Accrued rebate and marketing programs (4)	$28.3	$25.4

The decrease in customer deposits compared to the prior year end was driven by project fulfillment timing in the hospitality customer channel.

The index below indicates the line items in the Condensed Consolidated Balance Sheets where contract assets and contract liabilities are reported:

(1)     "Receivables"
(2)     "Prepaid expenses and other current assets"
(3)     "Other Assets"
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $42.1 million as of December 28, 2024, of which $32.5 million was recognized as revenue in the six-month period ended June 28, 2025.

Note 3.  Divestitures

In April 2025, the Corporation closed on the sale of its HNI India business, which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd. The Corporation received $9.5 million in gross cash proceeds, $8.5 million net of cash and transaction fees, which was structured as a stock sale. During the first three months of 2025, the Corporation recognized a $6.4 million pre-tax loss on the sale which is included in "Restructuring, impairment, and loss on divestiture" in the Condensed Consolidated Statements of Comprehensive Income. Included in the loss is a cumulative foreign currency translation loss of $5.7 million that was reclassified from accumulated other comprehensive income, and transaction-related expenses of $0.6 million.

The assets and liabilities of HNI India which were included with the sale are as follows:

As of April 28, 2025
Assets:
Cash	$0.8
Receivables	9.5
Inventories	2.7
Prepaid expenses and other current assets	0.8
Property, plant & equipment	4.0
Right-of-use operating leases	0.4
Total Assets	$18.2

Liabilities:
Accounts payable and accrued expenses	$7.4
Current maturities of debt	0.5
Lease obligations - operating	0.4
Total Liabilities	$8.3

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

	June 28, 2025	December 28, 2024

Finished products, net	$136.0	$122.4
Materials and work in process, net	131.2	119.5
LIFO allowance	(50.6)	(47.5)
Total inventories, net	$216.5	$194.3

Inventory valued by the LIFO costing method	96%	91%
The year-to-date increase in the net inventory balance was driven by seasonality in the workplace furnishings segment.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $11.6 million and $12.1 million as of June 28, 2025 and December 28, 2024, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2025	December 28, 2024
Goodwill, net	$442.1	$442.1
Definite-lived intangible assets, net	119.3	133.1
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$610.6	$624.3

Goodwill
The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2024
Goodwill	$298.3	$222.4	$520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 28, 2024	219.8	222.3	442.1

Goodwill derecognized	(13.9)	—	(13.9)
Accumulated impairment losses derecognized	13.9	—	13.9

Balance as of June 28, 2025
Goodwill	284.4	222.4	506.8
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of June 28, 2025	$219.8	$222.3	$442.1

Goodwill and accumulated impairment losses derecognized in the current year relate to the sale of the HNI India business during the second quarter of 2025. See "Note 3. Divestitures" for further information.

Definite-lived intangible assets
The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	June 28, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$188.3	$158.7	$29.6	$189.3	$151.3	$38.0
Trademarks and trade names	17.9	8.9	8.9	17.9	8.3	9.5
Customer lists and other	139.7	58.9	80.9	139.7	54.3	85.5
Net definite-lived intangible assets	$345.9	$226.5	$119.3	$346.9	$213.9	$133.1

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capitalized software	$4.7	$5.2	$9.4	$10.4
Other definite-lived intangibles	$2.6	$2.6	$5.2	$5.2

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

	June 28, 2025	December 28, 2024
Trademarks and trade names	$49.1	$49.1

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

Activity associated with warranty obligations was as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of period	$17.5	$18.0
Accruals included in divestiture	(0.4)	—
Accruals for warranties issued	6.8	8.1
Settlements and other	(6.7)	(7.1)
Balance at end of period	$17.2	$19.0

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	June 28, 2025	December 28, 2024
Current - in the next twelve months	$5.9	$6.6
Long-term - beyond one year	11.2	10.9
Total	$17.2	$17.5

Note 7.  Debt

Debt is as follows:

	June 28, 2025	December 28, 2024
Revolving credit facility with interest at a variable rate (June 28, 2025 - 5.6%; December 28, 2024 - 6.4%)	$195.6	$45.7
Term loan with interest at a variable rate (June 28, 2025 - 5.7%; December 28, 2024 - 5.9%)	200.0	200.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	—	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	—	0.3
Deferred debt issuance costs	(1.2)	(1.4)
Total debt	444.4	344.6
Less: Current maturities of debt	—	50.3
Long-term debt	$444.4	$294.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at June 28, 2025 was $396 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $49 million at June 28, 2025.

As of June 28, 2025, the Corporation’s revolving credit facility borrowings were drawn under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023, with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.3 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of June 28, 2025, $196 million of borrowings were outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $196 million outstanding as of June 28, 2025, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

As of June 28, 2025, the Corporation had $200 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. In May 2024 and September 2024, the Corporation separately executed an aggregated $100 million of voluntary early repayments of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayments. The term loan is subject to principal amortization which began on June 30, 2024. As a result of the early repayments executed by the Corporation, all of the principal amortization requirements have been satisfied and no additional principal payments are required until maturity in March 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing them over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of June 28, 2025, the deferred debt issuance costs balance of $1.1 million related to the agreement is reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

As of June 28, 2025, the Corporation also had $50 million principal amount of borrowings outstanding under a private placement note agreement entered into on May 31, 2018. Under the agreement, the Corporation issued $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amount is classified as "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreement, which are classified as reductions of long-term debt, and is amortizing them over the term of the private placement note agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreement. As of June 28, 2025, the remaining deferred debt issuance costs related to the private placement note agreements were not material and are reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of June 28, 2025, due to current market rates, the Corporation would not owe material amounts to the note holders on early payment under a make-whole provision.

As of May 31, 2025, the Corporation repaid the $50 million principal amount of matured seven-year fixed-rate notes with an interest rate of 4.2 percent issued under a private placement note agreement entered into on May 31, 2018. The repayment was financed through borrowings under the revolving credit facility.

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event that the remaining $50 million principal amount of the 10-year private placement notes is repaid by the Corporation, certain fall-away provisions in the revolving credit facility and term loan credit facility will allow for modification of the covenant measures whereby the Corporation would have increased financial flexibility. In such an event, the definitions of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to become less restrictive, while the interest coverage ratio would no longer be an included measure.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of June 28, 2025, the Corporation was in compliance with the financial covenants.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income before income taxes	$62.0	$46.0	$80.9	$68.0
Income taxes	$13.8	$10.0	$18.8	$14.3
Effective tax rate	22.2%	21.7%	23.2%	21.0%

The Corporation’s effective tax rate was higher in the three months ended June 28, 2025, compared to same period in the prior year primarily due to favorable adjustments in the prior year. The effective tax was higher in the six months ended June 28, 2025, compared to the same period in the prior year due primarily to the current year loss on divestiture of HNI India that was not deductible for income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, including permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and restoration of favorable tax treatment for certain business provisions. These changes include allowing accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures. The legislation has multiple effective dates, with some provisions effective in 2025 and other provisions scheduled to become effective on various dates through 2027. Effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted. The Corporation is currently assessing the impact on the consolidated financial statements, which will be reflected in future financial reporting as the enactment date was after period end.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of June 28, 2025
Cash and cash equivalents (including money market funds) (1)	$32.0	$32.0	$—	$—
Mutual funds (2)	$11.0	$11.0	$—	$—
Government securities (2)	$6.5	$—	$6.5	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(2.3)	$—	$(2.3)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)

Balance as of December 28, 2024
Cash and cash equivalents (including money market funds) (1)	$22.5	$22.5	$—	$—
Mutual funds (2)	$11.6	$11.6	$—	$—
Government securities (2)	$6.1	$—	$6.1	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(1.5)	$—	$(1.5)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)
Amounts in parentheses indicate liabilities.

The index below indicates the line items in the Condensed Consolidated Balance Sheets where the financial instruments are reported:

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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	0.5	0.2	—	(1.0)	(0.3)
Tax (expense) or benefit	—	(0.0)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	5.7	—	2.0	0.1	7.9
Balance as of June 28, 2025	$(0.6)	$0.0	$2.0	$(1.8)	$(0.4)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.0)	—	2.6	2.5
Tax (expense) or benefit	—	0.0	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.2)	(0.2)
Balance as of June 29, 2024	$(6.6)	$(0.3)	$(1.2)	$(1.0)	$(9.0)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of June 28, 2025, the fair value of the Corporation’s interest rate swap liability was $2.3 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $(1.8) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.1)	$0.2	$(0.2)	$0.3
	Income taxes	0.0	(0.0)	0.0	(0.1)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	—	(0.0)	—	(0.0)
	Income taxes	—	0.0	—	0.0
Pension and post-retirement liabilities
Pension settlement	Selling and administrative expenses	(2.7)	—	(2.7)	—
	Income taxes	0.7	—	0.7	—
Foreign currency translation
HNI India divestiture	Restructuring, impairment, and loss on divestiture	(5.7)	—	(5.7)	—
	Net of tax	$(7.9)	$0.1	$(7.9)	$0.2
Amounts in parentheses indicate reductions to profit.

In the first half of 2025, the Corporation sold HNI India recognizing a loss of $5.7 million related to the accumulated foreign exchange on the balance sheet. For further information on the divestiture of HNI India during the current quarter, see "Note 3. Divestitures."

In the second quarter of 2025, the Corporation entered into a irrevocable non-participating group annuity contract with a third party insurer to transfer a portion of the obligation and future payments related to a previously frozen pension plan. In connection with the settlement, the Corporation recognized $2.7 million as expense on the income statement, the related portion of the accumulated other comprehensive loss associated with the pension plan.

Dividend
The Corporation declared and paid cash dividends per common share as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Dividends per common share	$0.67	$0.65

Stock Repurchase
The following table summarizes shares repurchased and settled by the Corporation:

	Six Months Ended
	June 28, 2025	June 29, 2024
Shares repurchased	1.7	0.3
Average price per share	$45.75	$43.53

Cash purchase price	$(79.9)	$(13.6)
Purchases unsettled as of quarter end	0.4	0.3
Prior year purchases settled in current year	(0.2)	(0.1)
Shares repurchased per cash flow	$(79.8)	$(13.4)

As of June 28, 2025, $87.7 million of the Corporation’s stock repurchase authorization by the Board of Directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$48.2	$36.0	$62.2	$53.7
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	46.2	47.2	46.6	47.1
Potentially dilutive shares from stock-based compensation plans	1.0	1.0	1.0	1.1
Denominator for diluted EPS	47.1	48.2	47.6	48.2
Earnings per share – basic	$1.04	$0.76	$1.33	$1.14
Earnings per share – diluted	$1.02	$0.75	$1.31	$1.11

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.3	0.8	0.1	0.8

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

The following table summarizes expense associated with these plans:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Compensation cost	$3.3	$4.0	$10.1	$11.7

The units granted by the Corporation had fair values as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Restricted stock units	$7.3	$7.3
Performance stock units	$7.2	$7.2

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of June 28, 2025:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$3.5	0.8
Non-vested performance stock units	$10.5	1.0

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $29 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of June 28, 2025, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees range from one year to five years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of June 28, 2025. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

The Corporation has contingent liabilities which have arisen in the ordinary course of its business, including liabilities relating to pending litigation, environmental remediation, taxes, insurance, and other claims. It is the Corporation’s opinion, after consultation with legal counsel, that liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Corporation’s financial condition, cash flows, or quarterly or annual operating results when resolved in a future period.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales:
Workplace furnishings	$516.0	$480.2	$957.0	$920.0
Residential building products	151.1	143.5	309.8	291.7
Total	$667.1	$623.7	$1,266.8	$1,211.7
Cost of Sales:
Workplace furnishings	$298.4	$281.3	$571.7	$554.1
Residential building products	82.4	81.1	170.6	163.4
Total	$380.9	$362.4	$742.3	$717.5
Selling and Administrative Expenses:
Workplace furnishings	$149.7	$142.6	$293.1	$283.2
Residential building products	45.0	42.6	90.6	87.2
General corporate	20.7	20.7	39.3	38.6
Total	$215.5	$205.9	$423.1	$409.0
Restructuring, Impairment, and Loss on Divestiture:
Workplace furnishings	$2.0	$2.0	$8.4	$2.1
General corporate	0.6	—	0.6	—
Total	$2.5	$2.0	$8.9	$2.1
Operating Income (Loss):
Workplace furnishings	$65.8	$54.3	$83.8	$80.6
Residential building products	23.7	19.8	48.6	41.1
General corporate	(21.3)	(20.7)	(39.9)	(38.6)
Total	$68.2	$53.4	$92.6	$83.1
Interest Expense, Net	6.1	7.4	11.7	15.1
Income Before Income Taxes	$62.0	$46.0	$80.9	$68.0

Depreciation and Amortization Expense:
Workplace furnishings	$16.3	$17.8	$33.4	$35.6
Residential building products	3.7	3.6	7.3	7.1
General corporate	4.9	5.0	9.8	10.1
Total	$25.0	$26.4	$50.5	$52.8
Capital Expenditures (including capitalized software):
Workplace furnishings	$9.9	$12.3	$20.8	$18.4
Residential building products	2.3	1.8	5.5	4.3
General corporate	2.9	3.4	4.9	5.9
Total	$15.0	$17.5	$31.2	$28.7
			As of June 28, 2025	As of December 28, 2024
Identifiable Assets:
Workplace furnishings			$1,333.4	$1,282.6
Residential building products			459.3	465.8
General corporate			119.3	126.7
Total			$1,912.0	$1,875.1

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

	June 28, 2025	December 28, 2024
Supplier finance programs obligations	$31.1	$31.2

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

The Corporation has two reportable segments: workplace furnishings and residential building products. In the current period, the Corporation maintained focus on its strategic priorities. In workplace furnishings, the strategic focus remains margin expansion. The ongoing integration of the Kimball International business and related synergies, expanded utilization of its manufacturing facility in Mexico, and the factory optimization initiative are enabling the segment's profit transformation plan, while the divestiture of HNI India in the second quarter of 2025 allows the Corporation to focus on its core strategies. The residential building products business remains focused on driving revenue growth over the long term. Currently, the business is navigating challenging housing market dynamics resulting from interest rate volatility, inventory challenges, and affordability issues. In addition, macroeconomic volatility driven by evolving government tariff policies continues to drive a heightened level of uncertainty in the Corporation's markets. In spite of these headwinds, both segments achieved second quarter year-over-year net sales growth, increased profitability and increased investments in capabilities to support long-term growth.

Recent developments impacting the Corporation's business include the passage of the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, including permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and restoration of favorable tax treatment for certain business provisions. These changes include allowing accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures. The legislation has multiple effective dates, with some provisions effective in 2025 and other provisions scheduled to become effective on various dates through 2027. The Corporation is currently assessing the impact of this legislation on the consolidated financial statements.

Consolidated net sales for the second quarter of 2025 were $667.1 million, an increase of 7.0 percent compared to net sales of $623.7 million in the prior-year quarter, with net sales in the workplace furnishings segment increasing 7.4 percent, and residential building products net sales increasing 5.3 percent. Consolidated and workplace furnishings net sales include a $4.5 million year-over-year decrease related to the divestiture of HNI India in the current quarter.

Net income attributable to the Corporation in the second quarter of 2025 was $48.2 million compared to net income of $36.0 million in the second quarter of 2024. Net income increased in the current quarter driven by higher net sales volume and improved net productivity, partially offset by unfavorable price-cost.

See "Note 3. Divestiture" in the Notes to Condensed Consolidated Financial Statements for further information on the divestiture of HNI India.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Change		June 28, 2025	June 29, 2024	Change
Net sales	$667.1	$623.7	7.0%		$1,266.8	$1,211.7	4.6%
Cost of sales	380.9	362.4	5.1%		742.3	717.5	3.5%
Gross profit	286.2	261.3	9.5%		524.6	494.2	6.2%
Selling and administrative expenses	215.5	205.9	4.6%		423.1	409.0	3.4%
Restructuring, impairment, and loss on divestiture	2.5	2.0	27.7%		8.9	2.1	329%
Operating income	68.2	53.4	27.6%		92.6	83.1	11.4%
Interest expense, net	6.1	7.4	(17.4)%		11.7	15.1	(22.6)%
Income before income taxes	62.0	46.0	34.9%		80.9	68.0	19.0%
Income taxes	13.8	10.0	38.0%		18.8	14.3	31.1%
Net income (loss) attributable to non-controlling interest	0.0	(0.0)	NM		0.0	0.0	NM
Net income attributable to HNI Corporation	$48.2	$36.0	34.0%		$62.2	$53.7	15.8%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	42.9	41.9	100	bps	41.4	40.8	60	bps
Selling and administrative expenses	32.3	33.0	-70	bps	33.4	33.8	-40	bps
Restructuring, impairment, and loss on divestiture	0.4	0.3	10	bps	0.7	0.2	50	bps
Operating income	10.2	8.6	160	bps	7.3	6.9	40	bps
Income taxes	2.1	1.6	50	bps	1.5	1.2	30	bps
Net income attributable to HNI Corporation	7.2	5.8	140	bps	4.9	4.4	50	bps

Three Months Ended June 28, 2025 and June 29, 2024

Net Sales

Consolidated net sales for the second quarter of 2025 increased 7.0 percent compared to the same quarter last year. The increase was driven by strong volume growth in the workplace furnishings segment and pricing actions in both segments. The divestiture of HNI India during the current quarter decreased year-over-year net sales by $4.5 million.

Gross Profit

Gross profit as a percentage of net sales increased 100 basis points in the second quarter of 2025 compared to the same quarter last year, driven by improved net productivity, which was partially offset by unfavorable price-cost.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 70 basis points in the second quarter of 2025 compared to the same quarter last year. The decrease was driven by higher net sales, which were partially offset by a $2.7 million pension plan settlement and wage inflation.

Restructuring, Impairment, and Loss on Divestiture

In the second quarter of 2025, the Corporation recorded a charges of $2.5 million, primarily related to the network optimization program. In the prior-year quarter $2.0 million was incurred primarily in connection with a workplace furnishings factory consolidation initiative.

Operating Income

In the second quarter of 2025, operating margin expanded 160 basis points compared to the same quarter last year. This increase was driven by higher net sales volume and improved net productivity, partially offset by unfavorable price-cost.

Interest Expense, Net

Interest expense, net for the second quarter of 2025 was $6.1 million, compared to $7.4 million in the same quarter last year, driven by lower average outstanding borrowings and lower average interest rates under the Corporation's variable-rate debt. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

The Corporation’s income tax provision for the second quarter of 2025 was $13.8 million of expense on income before taxes of $62.0 million, or an effective tax rate of 22.2 percent. For the second quarter of 2024, the Corporation’s income tax provision was $10.0 million of expense on income before taxes of $46.0 million, or an effective tax rate of 21.7 percent. The variation in the effective tax rates was primarily due to favorable adjustments in the prior year.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $48.2 million, or $1.02 per diluted share, in the second quarter of 2025, compared to net income of $36.0 million, or $0.75 per diluted share, in the second quarter of 2024.

Six Months Ended June 28, 2025 and June 29, 2024

Net Sales

Consolidated net sales for the first six months of 2025 increased 4.6 percent compared to the same period last year. The change was driven by price realization and higher volume in both the workplace furnishings and residential building products segments. These factors were partially offset by a $4.5 million decrease in net sales from the divestiture of HNI India in the second quarter of 2025.

Gross Profit

Gross profit as a percentage of net sales increased 60 basis points in the first six months of 2025 compared to the same period last year, driven by improved net productivity which was partially offset by unfavorable price-cost.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased 40 basis points in the first six months of 2025 compared to the same period last year. The decrease was driven by higher net sales, partially offset by higher input costs and a $2.7 million pension plan settlement.

Restructuring, Impairment, and Loss on Divestiture

In the first six months of 2025, the Corporation recorded charges of $8.9 million primarily in connection with a $6.4 million loss on the disposal of its HNI India business, and a network optimization program. In the prior-year period, charges of $2.1 million were incurred, primarily in connection with a workplace furnishings factory optimization initiative.

Operating Income

In the first six months of 2025, operating margin expanded 40 basis points compared to the same period last year, driven by improved net productivity and higher net sales volume, partially offset by unfavorable price-cost and the loss associated with the divestiture of HNI India.

Interest Expense, Net

Interest expense, net for the first six months of 2025 was $11.7 million, compared to $15.1 million in the same period last year, driven by lower average outstanding borrowings and lower average interest rates under the Corporation's variable-rate debt.

Income Taxes

The Corporation’s income tax provision for the first six months of 2025 was $18.8 million of expense on income before taxes of $80.9 million, or an effective tax rate of 23.2 percent. For the first six months of 2024, the Corporation’s income tax expense was $14.3 million on income before taxes of $68.0 million, or an effective tax rate of 21.0 percent. The variation in the effective tax rates was primarily due to the current year impairment charge recorded at HNI India that was not deductible for income tax purposes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $62.2 million, or $1.31 per diluted share, in the first six months of 2025, compared to net income of $53.7 million, or $1.11 per diluted share, in the first six months of 2024.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Change		June 28, 2025	June 29, 2024	Change
Net sales	$516.0	$480.2	7.4%		$957.0	$920.0	4.0%
Operating income	$65.8	$54.3	21.1%		$83.8	$80.6	4.0%
Operating income %	12.8%	11.3%	150	bps	8.8%	8.8%	—	bps

Three Months Ended June 28, 2025 and June 29, 2024

Second quarter 2025 net sales for the workplace furnishings segment increased 7.4 percent compared to the same quarter last year. The increase was driven by net favorable price-cost and higher volume in most customer channels, partially offset by the divestiture of HNI India in the current quarter, which decreased year-over-year sales by $4.5 million.

Operating income as a percentage of net sales in the second quarter of 2025 increased 150 basis points compared to the same period in 2024. The increase was driven by improved net productivity and higher net sales volume, partially offset by unfavorable price-cost.

Six Months Ended June 28, 2025 and June 29, 2024

Net sales for the first six months of 2025 for the workplace furnishings segment increased 4.0 percent compared to the same period last year. The increase was driven by net favorable price-cost and modestly higher volume in most customer channels, partially offset by the divestiture of HNI India in the current year, which decreased year-over-year sales by $4.5 million.

Operating income as a percentage of net sales in the first six months of 2025 was flat compared to the same period in 2024. Improved net productivity and higher net sales volume were offset by unfavorable price-cost and the $5.8 million loss incurred on the divestiture of HNI India in the current year.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Change		June 28, 2025	June 29, 2024	Change
Net sales	$151.1	$143.5	5.3%		$309.8	$291.7	6.2%
Operating income	$23.7	$19.8	19.9%		$48.6	$41.1	18.3%
Operating income %	15.7%	13.8%	190	bps	15.7%	14.1%	160	bps

Three Months Ended June 28, 2025 and June 29, 2024

Second quarter 2025 net sales for the residential building products segment increased 5.3 percent compared to the same quarter last year, with remodel-retrofit sales increasing at a higher rate than new construction.

Operating income as a percentage of net sales increased 190 basis points in the second quarter of 2025 compared to the same quarter last year, driven by favorable price-cost and higher net productivity, partially offset by unfavorable product mix and higher variable compensation.

Six Months Ended June 28, 2025 and June 29, 2024

Net sales for the first six months of 2025 for the residential building products segment increased 6.2 percent compared to the same period last year. The increase was driven by price realization along with higher volume in both the remodel-retrofit and new construction channels.

Operating income as a percentage of net sales in the first six months of 2025 increased 160 basis points compared to the same period last year driven by favorable price-cost and higher net sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the ability to access capital markets, are expected to be adequate to fund operations and satisfy other cash requirements. As of June 28, 2025, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $196 million of borrowings outstanding as of that date, and maintain compliance with applicable financial covenants.

Cash Flow – Operating Activities
Operating cash flows were a source of $43.7 million for the first six months of 2025 compared to a source of $47.0 million for the first six months of 2024. The decrease was driven by higher working capital usage in the current year, partially offset by increased net income.

Cash Flow – Investing Activities
Capital Expenditures - Capital expenditures, including capitalized software, for the first six months of 2025 were $31.2 million compared to $28.7 million in the same period last year. The current-year expenditures are primarily focused on machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2025, capital expenditures are expected to be approximately $75 to $85 million.

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

As discussed in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation also has borrowings outstanding under a term loan agreement and private placement note agreements. On May 31, 2025, the

Corporation repaid the $50 million principal of matured seven-year private placement notes, and during the second quarter of 2024 the Corporation executed a $50 million early repayment of outstanding principal under the term loan. The repayments in both the current and prior year quarter were financed using borrowings from the revolving credit facility. As a result of early repayments of the term loan, no additional principal amortization is currently due to be repaid on the term loan prior to maturity of the facility in March 2028.

Dividend - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Dividends per common share	$0.34	$0.33	$0.67	$0.65

During the second quarter of 2025, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.34 per share on May 12, 2025. This represents a $0.01 per share or 3.0% increase to the prior quarterly dividend level. The dividend was paid on June 11, 2025, to shareholders of record as of May 23, 2025.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the six months ended June 28, 2025, the Corporation spent $79.8 million to repurchase 1.7 million shares of its common stock. As of June 28, 2025, $87.7 million was available under the current authorization of the Board of Directors for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2024 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first six months of 2025.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the 2024 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy, including with respect to tariff levels; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks and uncertainties as described in the Corporation’s annual reports on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission and in the Corporation's subsequent quarterly and current reports filed on Forms 10-Q and 8-K, as well as other risks and uncertainties the Corporation may consider not material or are not known at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the 2024 Form 10-K, are not exclusive and further information concerning the Corporation, including risks and uncertainties that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2025, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2024 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of June 28, 2025, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of June 28, 2025, $87.7 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the second quarter of fiscal 2025:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
03/30/25 - 04/26/25	240.0	$41.57	240.0	$116.4
04/27/25 - 05/24/25	340.4	$45.25	340.4	$101.0
05/25/25 - 06/28/25	282.0	$47.31	282.0	$87.7
Total	862.4		862.4

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended June 28, 2025, none of the Corporation's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HNI Corporation

Date: July 29, 2025	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer